Form 10-Q
period 2005-09-30
Affinia Group Intermediate Holdings Inc.
filed 2005-11-14
CIK 1328655

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549-1004

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

Affinia Group Intermediate Holdings Inc.

(Exact name of registrant as specified in its charter)

Delaware	34-2022081
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1101 Technology Drive
Ann Arbor, MI 48108
(734) 827-5400

(Address, Including Zip Code, and Telephone Number,
Including Area Code, of Registrant's Principal Executive Offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes No X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes No X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes No X

Index

Affinia Group Intermediate Holdings Inc.

Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
Condensed Consolidated Balance Sheets—December 31, 2004 and September 30, 2005
Condensed Combined (Predecessor) and Consolidated (Successor) Statements of Operations—Three and Nine Months Ended September 30, 2004 and 2005
Condensed Combined (Predecessor) and Consolidated (Successor) Statements of Cash Flows—Nine Months Ended September 30, 2004 and 2005
Notes to Condensed Combined and Consolidated Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
Part II	OTHER INFORMATION
Item 6.	Exhibits
Signatures

FORWARD-LOOKING STATEMENTS

In this periodic report on Form 10-Q, Affinia Group Intermediate Holdings Inc. makes some "forward-looking" statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended (the "Securities Act"). These statements are included throughout this report on Form 10-Q and relate to, among other things, analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These forward-looking statements are identified by their use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will," "continue," and other similar terms and phrases, including references to assumptions.

These forward-looking statements are based on our expectations and beliefs concerning future events affecting us. They are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether the expectations will prove correct. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this report will be important in determining future results.

Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. Because of these factors, we caution that investors should not place undue reliance on any of these forward-looking statements.

Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this periodic report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

Affinia Group Intermediate Holdings Inc.
Unaudited Condensed Consolidated Balance Sheets
(Dollars in Millions)

	December 31, 2004	September 30, 2005
Assets
Current assets:
Cash and cash equivalents	$80	$53
Trade accounts receivable, less allowances of $4 and $1 million, respectively, in 2004 and 2005	358	414
Inventories, net	494	432
Other current assets	44	54
Assets of discontinued operations	12	—
Total current assets	988	953
Property, plant, and equipment, net	233	224
Goodwill	—	19
Other intangible assets, net	187	181
Deferred financing costs	23	21
Investments and other assets	38	41
Total assets	$1,469	$1,439
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$206	$235
Other accrued expenses	151	116
Accrued payroll and employee benefits	22	33
Notes payable and current portion of long term debt	15	1
Liabilities of discontinued operations	3	—
Total current liabilities	397	385
Long-term debt	647	632
Deferred employee benefits and other noncurrent liabilities	20	24
Total liabilities	1,064	1,041
Minority interest in consolidated subsidiaries	1	1

Capital contributions	405	405
Accumulated deficit	(4)	(11)
Foreign currency translation adjustment	3	3
Shareholders' equity	404	397
Total liabilities and shareholders' equity	$1,469	$1,439

The accompanying notes are an integral part of the
unaudited condensed combined and consolidated financial statements.

Affinia Group Intermediate Holdings Inc.
Unaudited Condensed Combined (Predecessor) and Consolidated (Successor)
Statements of Operations
(Dollars in Millions)

	Predecessor Combined Three Months Ended September 30, 2004	Successor Consolidated Three Months Ended September 30, 2005	Predecessor Combined Nine Months Ended September 30, 2004	Successor Consolidated Nine Months Ended September 30, 2005

Net sales	$533	$549	$1,616	$1,618
Cost of sales	(454)	(465)	(1,358)	(1,383)
Gross profit	79	84	258	235
Selling, general and administrative expenses	(54)	(59)	(183)	(190)
Loss on disposition of Beck Arnley	—	—	—	(21)
Operating profit	25	25	75	24
Other income, net	2	2	4	5
Interest expense	(1)	(13)	(2)	(40)
Income (loss) before income tax provision and minority interest	26	14	77	(11)
Income tax provision (benefit)	11	6	32	(4)
Minority interest, net of tax	1	—	—	—
Income (loss) from continuing operations	16	8	45	(7)
Income from discontinued operations net of tax benefit	—	—	1	—
Net income (loss)	$16	$8	$46	$(7)

The accompanying notes are an integral part of the
unaudited condensed combined and consolidated financial statements.

Affinia Group Intermediate Holdings Inc.
Unaudited Condensed Combined (Predecessor) and Consolidated (Successor)
Statements of Cash Flows
(Dollars in Millions)

	Predecessor Combined Nine Months Ended September 30, 2004	Successor Consolidated Nine Months Ended September 30, 2005
Operating activities
Income (loss) from continuing operations	$45	$(7)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	33	33
Deferred income taxes	(2)	(8)
Changes in current assets and liabilities:
Trade accounts receivable	(45)	(11)
Inventories	(24)	62
Accounts payable	19	29
Other operating assets	(8)	(10)
Other operating liabilities	(24)	4
Other	(8)	(4)
Net cash provided by (used in) operating activities of continuing operations	(14)	88
Net cash provided by operating activities of discontinued operations	1	2
Net cash provided by (used in) operating activities	(13)	90
Investing activities
Proceeds from sales of assets	1	1
Working capital settlement with Dana Corporation	—	(28)
Proceeds from disposition of discontinued operation	—	7
Additions to property, plant, and equipment	(31)	(23)
Other investing activities	(3)	—
Net cash used in investing activities of continuing operations	(33)	(43)
Net cash used in investing activities of discontinued operations	—	—
Net cash used in investing activities	(33)	(43)
Financing activities
Short-term debt, net	(22)	(59)
Payment of long-term debt	—	(15)
Net transactions with Dana Corporation	69	—
Net cash used in financing activities of continuing operations	47	(74)
Net cash used in financing activities of discontinued operations	(1)	—
Net cash provided by (used in) financing activities	46	(74)
Effect of exchange rate changes on cash	8	—
Change in cash and cash equivalents	8	(27)
Cash and cash equivalents at beginning of the period	46	80
Cash and cash equivalents at end of the period	$54	$53
Supplemental cash flows information
Cash paid during the period for:
Interest	$—	$27
Income taxes	—	14

The accompanying notes are an integral part of the
unaudited condensed combined and consolidated financial statements

NOTES TO UNAUDITED CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Organization and Description of Business

On November 30, 2004, Affinia Group Inc. ("Affinia"), a newly-formed company controlled by affiliates of The Cypress Group L.L.C. ("Cypress"), completed the acquisition of all of the outstanding shares of capital stock of certain subsidiaries and certain assets consisting primarily of Dana Corporation's ("Dana") automotive aftermarket business operations (the "Acquisition") pursuant to the stock and asset purchase agreement, as amended (the "Purchase Agreement"), with Dana. Affinia Group Intermediate Holdings Inc. is the parent of Affinia, which is a wholly-owned subsidiary.

Affinia is a leading designer, manufacturer and distributor of automotive aftermarket components for passenger cars, sport utility vehicles, light and heavy trucks and off-highway vehicles. Our broad range of brake, filtration and chassis products are sold in North America, Europe and South America.

Note 2.    Basis of Presentation

The accompanying unaudited condensed combined and consolidated financial statements include the accounts of Affinia Group Intermediate Holdings Inc. and its subsidiaries, which are collectively referred to in these financial statements as the "Successor". The accompanying unaudited condensed combined and consolidated financial statements include the accounts of Dana's automotive aftermarket group prior to the Acquisition, which are collectively referred to in these financial statements as the "Predecessor". In these notes to the financial statements, the terms "the Company," "we," "our" and "us" refer to both the Successor and the Predecessor companies.

As a result of the Acquisition, our assets and liabilities were adjusted to their preliminary estimated fair value as of November 30, 2004, the closing date of the Acquisition. Purchase price allocations are subject to adjustment until all pertinent information regarding the Acquisition is obtained and fully evaluated. The Company expects to finalize purchase price allocations during the fourth quarter of 2005.

In our opinion, the accompanying unaudited condensed combined and consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of full year results. The unaudited condensed combined and consolidated financial statements should be read in conjunction with the audited consolidated condensed and combined financial statements for the year ended December 31, 2004 and notes thereto included in Affinia's Registration Statement on Form S-4 filed with the Securities and Exchange Commission.

Certain prior year information has been reclassified to be comparable with the current year presentation. Our Consolidated Statements of Operations and Consolidated Balance Sheets have been reclassified for our discontinued operations.

Note 3.    New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and requires the direct effects of accounting principle changes to be retrospectively applied. The existing guidance with respect to accounting estimate changes and corrections of errors is carried forward in SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material effect on our financial statements.

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143" (FIN 47). Under FIN 47, we

are required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value. The provisions of FIN 47 are required to be applied no later than the end of fiscal years ending after December 15, 2005, although early adoption is encouraged. As such, we are required to adopt FIN 47 by December 31, 2005. We are currently evaluating the impact of FIN 47.

Note 4.    Inventories, net

Inventories, net consist of the following:

	At December 31, 2004	At September 30, 2005
	(Dollars in Millions)
Raw materials	$109	$109
Work-in-process and finished goods	385	323
	$494	$432

Note 5.    Comprehensive Income

The elements of comprehensive income (loss) are presented in the following table.

	Predecessor Three Months Ended September 30, 2004	Successor Three Months Ended September 30, 2005	Predecessor Nine Months Ended September 30, 2004	Successor Nine Months Ended September 30, 2005
	(Dollars in Millions)
Net income (loss)	$16	$8	$46	$(7)
Change in foreign currency translation adjustments, net of tax	9	8	9	—
Comprehensive income (loss)	$25	$16	$55	$(7)

Note 6.    Goodwill

The following table summarizes goodwill activity for the first nine months of 2005:

Successor Consolidated Nine Months Ended September 30, 2005
(Dollars in Millions)
Balance at December 31, 2004	$—
Termination benefits	8
Final valuation of fixed assets	5
Other	6
Balance at September 30, 2005	$19

Termination benefits consist of severance costs incurred with the Company's restructuring programs.

Note 7.    Commitments and Contingencies

At September 30, 2005, the Company had purchase commitments for property, plant and equipment of approximately $8 million.

The Company is party to various pending judicial and administrative proceedings arising in the ordinary course of business. These include, among others, proceedings based on product liability claims. As part of the Acquisition, Dana retained responsibility for the defense of, and any liabilities associated with, all legal proceedings commenced prior to November 30, 2004, relating to, arising out of or resulting from the operations acquired by the Company from Dana. In addition, Dana retained certain other liabilities related to the periods prior to November 30, 2004. Any matter arising subsequent to the date of Acquisition is the responsibility of the Company.

Our accounting policy for product warranties is to accrue an estimated liability at the time the revenue is recognized. This estimate is based on historical claims and adjusted for currently known warranty issues.

A reconciliation of the changes in our product warranty liability is as follows:

	Predecessor Nine Months Ended September 30, 2004	Successor Nine Months Ended September 30, 2005
	(Dollars in Millions)
Beginning balance	$19	$37
Amounts accrued	11	12
Settlements of warranty claims	(15)	(12)
	$15	$37

Note 8.    Restructuring of Operations

The following summarizes the activity in accrued restructuring expenses for our continuing operations during the first nine months of 2005:

Successor Employee Termination Benefits and Other
(Dollars in Millions)
Balance at December 31, 2004	$3
Activity for the period
Cash payments	(13)
Other	15
Balance at September 30, 2005	$5

During the first nine months of 2005, $8 million of employee termination benefits were accrued as an additional allocation of the Acquisition's purchase price. Other restructuring expenses accrued as an additional allocation of the Acquisition's purchase price consisted of writeoffs of fixed assets, writeoffs of inventory, and other costs. At September 30, 2005, $5 million of restructuring charges remained in accrued liabilities, relating to wage and healthcare continuation to severed employees and other termination costs. These remaining liabilities are expected to be paid during 2005.

Note 9.    Related Party Transactions

The following table presents the components of administrative services provided at the Dana corporate level that have been allocated to the Predecessor, plus expenses charged to the aftermarket department within the Dana corporate office, including wages, fringe benefits, travel, employee relocation, charges for internal services, such as information technology support, and charges for certain external services. These items have been allocated to the Predecessor and included in the selling, general and administrative expenses for the three months and nine months ended September 30, 2004, but historically these items were not included in the Predecessor's accounts.

	Predecessor Three Months Ended September 30, 2004	Predecessor Nine Months Ended September 30, 2004
	(Dollars in Millions)
Accounting, tax and audit services	$1	$2
Other services	3	6
Allocated corporate expenses	4	8
Aftermarket department credit	(6)	(4)
Total corporate benefits (expenses)	$(2)	$4

Affinia and Dana entered into a transition services agreement (the "TSA") effective with the closing of the Acquisition on November 30, 2004. The TSA provides for certain administrative and other services and support to be provided by Dana to the Company, and to be provided by the Company to Dana, in each case after the Acquisition. The Company also will continue to lease certain properties, warehouses and office space from Dana after the Acquisition for periods of several months to five years. Some of these lease terms may be renewed indefinitely by the parties. Dana agreed in the Purchase Agreement to provide the Company with a $16 million credit for payments otherwise due for services under the TSA.

On April 29, 2005, Dana paid the Company $12 million in settlement of the TSA noted above, as well as $11 million for uncollectible receivables covered by the Purchase Agreement, offset by $13 million of original purchase price consideration and $2 million of working capital adjustments, which resulted in a net payment of $8 million.

Note 10.    Segment and Geographic Information

The Company operates in a single business segment, which is the manufacturing and distribution of vehicle aftermarket parts. The products and services, customer base, distribution channel, manufacturing process, procurement, and economic characteristics are similar throughout all of the Company's operations.

Net sales by geographic region were as follows:

	Predecessor Three Months Ended September 30, 2004	Successor Three Months Ended September 30, 2005	Predecessor Nine Months Ended September 30, 2004	Successor Nine Months Ended September 30, 2005
	(Dollars in Millions)
North America	$400	$399	$1,222	$1,173
International	133	150	394	445
	$533	$549	$1,616	$1,618

Long-lived assets by geographic region were as follows:

	December 31, 2004	September 30, 2005
	(Dollars in Millions)
North America	$176	$171
International	57	53
	$233	$224

Net sales by geographic area were determined based on origin of sale. Geographic data on long-lived assets is based on physical location of those assets.

Note 11.    Divestiture of Affiliate

On March 31, 2005, the Company completed the legal sale of its subsidiary, Beck Arnley Worldparts Corporation ("Beck Arnley") to Heritage Equity Group ("Heritage"), pursuant to a stock purchase agreement. The contingent purchase price for the stock of Beck Arnley was $5 million to be paid starting in the first quarter of 2006. Affinia also made a $3 million five year term loan to Beck Arnley, bearing interest at nine percent per annum. In addition, the stock purchase agreement provided that all of the cash at Beck Arnley, with the exception of $2 million, be retained by the Company. As a result, the Company retained $17 million of cash that was held on the books of Beck Arnley. In connection with the transaction, Affinia recognized a pre-tax loss on the sale of $21 million, in addition to the $2 million loss from normal operations in the first quarter of 2005. Due to Affinia's $3 million working capital loan to Beck Arnley and the contingent consideration, the transaction did not qualify as a sale under accounting rules and could not be presented as a discontinued operation.

Note 12.    Discontinued Operation

Under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we classify a business component that has been disposed of as a discontinued operation if the cash flow of the component has been eliminated from our ongoing operations and we will no longer have any significant continuing involvement in the component. The results of operations of our discontinued operations through the date of sale, including any gains or losses on disposition, are aggregated and presented on one line in the Statement of Operations. SFAS No. 144 requires the reclassification of amounts presented for prior years as discontinued operations. The amounts presented in the Statement of Operations and Condensed Consolidated Balance Sheet for years prior to fiscal 2005 were reclassified to comply with SFAS No. 144.

During the third quarter of 2005 we completed the sale of Candados Universales de Mexico, S.A. de C.V. ("Cumsa"), one of our Mexican operations, and the distribution company for Cumsa (Auto Parts Acquisition LLC) for $7 million in cash. The after-tax gain recognized on the sale during the third quarter of fiscal 2005 was $0.4 million. This disposition qualified for discontinued operations treatment. Accordingly, the Statement of Operations for all prior years has been reclassified to reflect the results of operations of this divested business as a discontinued operation.

The major classes of assets and liabilities of Cumsa included in the Condensed Consolidated Balance Sheet as of December 31, 2004, and which have been presented as discontinued operations, are as follows:

December 31, 2004
(Dollars in Millions)
Assets
Trade accounts receivable	$3
Inventories	5
Other assets	4
Total assets	$12
Liabilities
Current liabilities	3
Total liabilities	$3

Cumsa's sales, pre-tax income and net income for the three months and nine months ended September 30, 2004 and 2005 are summarized in the following table:

	Predecessor Three Months Ended September 30, 2004	Successor Three Months Ended September 30, 2005	Predecessor Nine Months Ended September 30, 2004	Successor Nine Months Ended September 30, 2005
	(Dollars in Millions)
Net sales	$4	$2	$13	$10
Pre-tax income	—	—	1	1
Net income	—	—	1	—

Note 13.    Financial Information for Subsidiary Guarantors and Non-Guarantors

In connection with the Acquisition on November 30, 2004, Affinia issued $300 million of 9% Senior Subordinated Notes due 2014 (the "Notes") to qualified institutional buyers and certain persons in offshore transactions. The Notes, which were exchanged for $300 million 9% Senior Subordinated Notes due 2014 registered under the Securities Act on November 2, 2005 (the "Notes"), are guaranteed by all of Affinia's wholly-owned domestic subsidiaries and by Affinia's direct parent, Affinia Group Intermediate Holdings Inc. (referred to in the following tables as "Parent"). These guarantors jointly and severally guarantee Affinia's obligations under the Notes and such guarantees represent full and unconditional general obligations of each guarantor. In the following tables, "Issuer" refers to Affinia and "Guarantors" refers to the subsidiary guarantors. The Guarantors also unconditionally guarantee the Company's borrowings under the senior secured credit facilities on the same basis.

The following unaudited information presents combining and consolidating Statements of Operations for the three and nine months ended September 30, 2004 and 2005, Statements of Cash Flows for the nine months ended September 30, 2004 and 2005 and Condensed Combined Balance Sheets as of December 31, 2004 and September 30, 2005 to arrive at the information for the Company on a consolidated basis. Separate financial statements and other disclosures concerning the Guarantors are not presented because management does not believe that such information is material to investors.

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor
Unaudited Combining Statement of Operations
For the Three Months Ended September 30, 2004
(Dollars in Millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Combined Total
Net sales	$—	$—	$347	$200	$(14)	$533
Cost of sales	—	—	(297)	(171)	14	(454)
Gross profit	—	—	50	29	—	79
Selling, general and administrative expenses	—	—	(30)	(24)	—	(54)
Operating profit			20	5	—	25
Other income, net	—	—	—	2	—	2
Interest expense	—	—	—	(1)	—	(1)
Income before tax provision and minority interest	—	—	20	6	—	26
Income tax provision	—	—	7	4	—	11
Minority interest, net	—	—	—	1	—	1
Income from continuing operations	—	—	13	3	—	16
Income from discontinued operations	—	—	—	—	—	—
Equity in income	—	—	3	(2)	(1)	—
Net income (loss)	$—	$—	$16	$1	$(1)	$16

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor
Unaudited Combining Statement of Operations
For the Nine Months Ended September 30, 2004
(Dollars in Millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Combined Total
Net sales	$—	$—	$1,055	$604	$(43)	$1,616
Cost of sales	—	—	(898)	(503)	43	(1,358)
Gross profit	—	—	157	101	—	258
Selling, general and administrative expenses	—	—	(104)	(79)	—	(183)
Operating profit			53	22	—	75
Other income, net	—	—	1	3	—	4
Interest expense	—	—	(1)	(1)	—	(2)
Income before taxes and minority interest	—	—	53	24	—	77
Income tax provision	—	—	19	13	—	32
Minority interest, net	—	—	—	—	—	—
Income from continuing operations	—	—	34	11	—	45
Income (loss) from discontinued operations	—	—	1	—	—	1
Equity in income	—	—	6	(4)	(2)	—
Net income (loss)	$—	$—	$41	$7	$(2)	$46

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor
Unaudited Consolidating Statement of Operations
For the Three Months Ended September 30, 2005
(Dollars in Millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$325	$293	$(69)	$549
Cost of sales	—	—	(270)	(264)	69	(465)
Gross profit	—	—	55	29	—	84
Selling, general and administrative expenses	—	(7)	(27)	(25)	—	(59)
Operating profit	—	(7)	28	4	—	25
Other income, net	—	—	—	2	—	2
Interest expense	—	(13)	—	—	—	(13)
Income before taxes and minority interest	—	(20)	28	6	—	14
Income tax provision (benefit)	—	(8)	10	4	—	6
Minority interest	—	—	—	—	—	—
Equity interest in income	8	24	11	15	(58)	—
Income from continuing operations	8	12	29	17	(58)	8
Loss from discontinued operations	—	—	—	—	—	—
Net income (loss)	$8	$12	$29	$17	$(58)	$8

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor
Unaudited Consolidating Statement of Operations
For the Nine Months Ended September 30, 2005
(Dollars in Millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$964	$817	$(163)	$1,618
Cost of sales	—	—	(800)	(746)	163	(1,383)
Gross profit	—	—	164	71	—	235
Selling, general and administrative expenses	—	(27)	(89)	(74)	—	(190)
Loss on disposition of Beck Arnley	—	—	—	(21)	—	(21)
Operating profit (loss)	—	(27)	75	(24)	—	24
Other income, net	—	—	1	4	—	5
Interest expense	—	(39)	—	(1)	—	(40)
Income (loss) before taxes and minority interest	—	(66)	76	(21)	—	(11)
Income tax provision (benefit)	—	(33)	17	12	—	(4)
Minority interest	—	—	—	—	—	—
Equity interest in income	(7)	50	19	46	(108)	—
Income from continuing operations	(7)	17	78	13	(108)	(7)
Loss from discontinued operations	—	—	—	—	—	—
Net income (loss)	($7)	$17	$78	$13	$(108)	$(7)

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor
Unaudited Combining Statement of Cash Flows
For the Nine Months Ended September 30, 2004
(Dollars in Millions)

	Guarantor	Non- Guarantor	Elimination	Combined Total
Operating activities
Net income (loss) from continuing operations	$40	$7	$(2)	$45
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	17	16	—	33
Deferred income taxes	11	(13)	—	(2)
Change in current assets & liabilities
Equity in income	(6)	4	2	—
Trade accounts receivable	(26)	(19)	—	(45)
Inventories	(24)	—	—	(24)
Other operating assets	(11)	3	—	(8)
Other operating liabilities	—	(5)	—	(5)
Other	3	(11)	—	(8)
Net cash provided by (used in) operating activities of continuing operations	4	(18)	—	(14)
Net cash provided by operating activities of discontinued operations	1	—	—	1
Net cash provided by (used in) operating activities	5	(18)	—	(13)
Investing activities
Proceeds from sale of assets	—	1	—	1
Additions to property, plant and equipment, net	(17)	(14)	—	(31)
Other investing activities	(1)	(2)	—	(3)
Net cash used in investing activities of continuing operations	(18)	(15)	—	(33)
Net cash used in investing activities of discontinued operations	—	—	—	—
Net cash used in investing activities	(18)	(15)	—	(33)
Financing activities
Short-term debt, net	—	(22)	—	(22)
Payment of long-term debt	—	—	—	—
Net transactions with Dana	14	55	—	69
Net cash in financing activities of continuing operations	14	33	—	47
Net cash used in financing activities of discontinued operations	(1)	—	—	(1)
Net cash provided by financing activities	13	33	—	46
Effect of exchange rate changes on cash	—	8	—	8
Change in cash and cash equivalents	—	8	—	8
Cash and cash equivalents at beginning of period	—	46	—	46
Cash and cash equivalents at end of period	$—	$54	$—	$54

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor
Unaudited Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2005
(Dollars in Millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Elimination	Consolidated Total
Operating activities
Net income (loss) from continuing operations	$(7)	$17	$78	$13	$(108)	$(7)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	—	6	15	12	—	33
Deferred income taxes	—	26	(24)	(10)		(8)
Change in current assets & liabilities:
Equity in income	7	(50)	(19)	(46)	108	—
Trade accounts receivable	—	19	(32)	2	—	(11)
Inventories	—	—	42	20	—	62
Other operating assets	—	(25)	—	15	—	(10)
Other operating liabilities	—	64	7	(38)	—	33
Other	—	(16)	(5)	17	—	(4)
Net cash provided by (used in) operating activities of continuing operations	—	41	62	(15)	—	88
Net cash provided by operating activities of discontinued operations	—	—	1	1	—	2
Net cash provided by (used in) operating activities	—	41	63	(14)	—	90
Investing activities
Proceeds from sale of assets	—	—	1	—	—	1
Working capital settlement with Dana	—	(28)	—	—	—	(28)
Proceeds from disposition of discontinued operations	—	—	7	—	—	7
Additions to property, plant and equipment, net	—	(5)	(9)	(9)	—	(23)
Other investing activities	—	—	—	—	—	—
Net cash used in investing activities of continuing operations	—	(33)	(1)	(9)	—	(43)
Net cash used in investing activities of discontinued operations	—	—	—	—	—	—
Net cash used in investing activities	—	(33)	(1)	(9)	—	(43)
Financing activities
Short-term debt, net	—	(48)	—	(11)	—	(59)
Payment of long-term debt	—	(15)	—	—	—	(15)
Net transactions with Parent	—	29	(61)	32		—
Net cash used in financing activities of continuing operations	—	(34)	(61)	21	—	(74)
Net cash used in financing activities of discontinued operations	—	—	—	—	—	—
Net cash provided by (used in) financing activities	—	(34)	(61)	21	—	(74)
Effect of exchange rate changes on cash	—	—	—	—	—	—
Change in cash and cash equivalents	—	(26)	1	(2)		(27)
Cash and cash equivalents at beginning of period	—	48	—	32	—	80
Cash and cash equivalents at end of period	$—	$22	$1	$30	$—	$53

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor
Condensed Combined Balance Sheet
December 31, 2004
(Dollars in Millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Combined Total
Assets
Current assets:
Cash and cash equivalents	$—	$48	$—	$32	$—	$80
Accounts receivable	—	16	192	150	—	358
Inventories, net	—	—	292	202	—	494
Other current assets	—	2	1	41	—	44
Assets of discontinued operations	—	—	11	1	—	12
Total current assets	—	66	496	426	—	988
Investments and other assets	—	23	189	36	—	248
Intercompany investments	404	936	393	156	(1,889)	—
Intercompany receivables	—	—	—	—	—	—
Property, plant and equipment, net	—	—	120	113	—	233
Total assets	$404	$1,025	$1,198	$731	$(1,889)	$1,469
Liabilities and Equity
Current liabilities:
Notes payable and current portion of long term debt	$—	$3	$—	$12	$—	$15
Accounts payable	—	—	85	121	—	206
Accrued payroll and employee benefits	—	2	6	14	—	22
Liabilities of discontinued operations	—	—	3	—	—	3
Other accrued expenses	—	21	76	54	—	151
Total current liabilities	—	26	170	201	—	397
Deferred employee benefits and noncurrent liabilities	—	—	—	20	—	20
Long-term debt	—	647	—	—	—	647
Total liabilities	—	673	170	221	—	1,064
Minority interest in consolidated subsidiaries	—	—	—	1	—	1
Shareholders' equity	404	352	1,028	509	(1,889)	404
Total liabilities and shareholders' equity	$404	$1,025	$1,198	$731	$(1,889)	$1,469

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor
Unaudited Condensed Consolidated Balance Sheet
September 30, 2005
(Dollars in Millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$22	$1	$30	$—	$53
Accounts receivable	—	42	224	148	—	414
Inventories, net	—	—	250	182	—	432
Other current assets	—	27	1	26	—	54
Total current assets	—	91	476	386	—	953
Goodwill, net	—	19	—	—	—	19
Investments and other assets	—	21	214	8	—	243
Intercompany investments	389	986	412	202	(1,989)	—
Intercompany receivables	—	(116)	77	39	—	—
Property, plant and equipment, net	—	1	117	106	—	224
Total assets	$389	$1,002	$1,296	$741	$(1,989)	$1,439
Liabilities and Equity
Current liabilities:
Notes payable and current portion of long-term debt	$—	$—	$—	$1	$—	$1
Accounts payable	—	11	115	109	—	235
Accrued payroll and employee benefits	—	8	10	15	—	33
Other accrued liabilities	—	40	49	27	—	116
Total current liabilities	—	59	174	152	—	385
Deferred employee benefits and other noncurrent liabilities	—	1	18	5	—	24
Long-term debt	—	632	—	—	—	632
Total liabilities	—	692	192	157	—	1,041
Minority interest in consolidated subsidiaries	—	—	1	—	—	1
Shareholder's equity	389	310	1,103	584	(1,989)	397
Total liabilities and shareholder's equity	$389	$1,002	$1,296	$741	$(1,989)	$1,439

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We are a leading designer, manufacturer and distributor of automotive aftermarket components for passenger cars, sports utility vehicles, light and heavy trucks and off-highway vehicles in North America, Europe and South America. In the first nine months of 2005, brake and filtration products which, by their nature, sustain significant wear and must routinely be replaced, represented 35% and 31% of our net sales, respectively. Chassis products, which include steering, suspension and driveline components, represented 12% of our net sales in our first nine months of 2005. The remaining 22% of our first nine months of 2005 net sales were derived from our distribution and other businesses, which include our Quinton Hazell European distribution group, our North American Beck Arnley foreign nameplate business, which was sold to Heritage in March, and our South American distribution operations. In first nine months of 2005, intercompany sales represented less than 1% of total Company sales.

Critical Accounting Estimates

The preparation of interim financial statements involves the use of certain estimates that are consistent with those used in the preparation of the annual financial statements with the exception of estimates used for quarterly income taxes. For purposes of preparing our interim financial statements, we utilize an estimated annual effective tax rate for ordinary items that is re-evaluated each period based on changes in the components used to determine the annual effective rate. When such changes are significant, adjustments to the effective annual rate are reflected in the interim period.

Our critical accounting estimates have not changed from those described in the Registration Statement of Affina on Form S-4 filed on September 8, 2005 with the Securities and Exchange Commission.

Results of Operations

Three months ended September 30, 2004 compared to three months ended September 30, 2005.

The following table summarizes the combined results of the Predecessor for the three months ended September 30, 2004 and the consolidated results of the Successor for the three months ended September 30, 2005.

	Predecessor Three Months Ended September 30, 2004	Successor Three Months Ended September 30, 2005	Dollar Change
	(Dollars in Millions)
Net sales
Brake products	$203	$201	$(2)
Filtration products	157	171	14
Chassis products	62	60	(2)
Distribution and other	111	117	6
Intra-group eliminations	—	—	—
Total net sales	533	549	16
Cost of sales	(454)	(465)	(11)
Gross profit	79	84	5
Selling, general and administrative expenses	(54)	(59)	(5)
Operating profit	25	25	—
Other income, net	2	2	—
Interest expense	(1)	(13)	(12)
Income before taxes and minority interest	26	14	(12)
Income tax provision	11	6	(5)
Minority interest, net of tax	1	—	(1)
Income (loss) from continuing operations	16	8	(8)
Income (loss) from discontinued operations, net of tax	—	—	—
Net Income	$16	$8	$(8)

Net sales.    Our net sales increased by $16 million, or 3.0%, to $549 million for the three months ended September 30, 2005 from $533 million for the three months ended September 30, 2004. Contributing to the increase in sales was new pricing put in place in the latter half of 2004 to partially offset the significant increase in steel and steel related components. Sales increased $16 million due to new pricing and $18 million due to a favorable impact of foreign currency translation. The factors causing sales to increase were offset by a $10 million decrease in base volume and an $8 million decrease in sales due to the sale of Beck Arnley in 2005.

Brake product sales declined $2 million, or 1.0%, due to our sale of Beck Arnley, which accounted for $8 million in sales in 2004. Excluding the Beck Arnley sales in the third quarter of 2004, brake sales were up $6 million in the third quarter of 2005, which was due to pricing and foreign currency translation gains.

Filtration product sales increased $14 million, or 8.9%, due primarily to strong sales growth, along with pricing and foreign currency translation gains.

Chassis product sales decreased $2 million, or 3.2%. However, sales were abnormally higher last year by $4 million stemming from a decline in product availability from one of our competitors due to a fire in their warehouse.

Our distribution and other operations sales increased $6 million, or 5.4%. This increase was due principally to the favorable impact of foreign currency translations in our South American operations.

Cost of sales.    Our cost of sales increased $11 million or 2.4% to $465 million for the three months ended September 30, 2005 as compared to $454 million for the three months ended September 30, 2004. Gross margin was 15% for both the current quarter and the prior year third quarter. The increase in cost of sales is primarily due to lower absorption of manufacturing costs as a result of our facility closure restructuring programs, and our aggressive inventory reduction program.

Selling, general and administrative expenses.    Our selling, general and administrative expenses increased $5 million, or 9.3%, to $59 million for the three months ended September 30, 2005 from $54 million for the three months ended September 30, 2004. Selling, general and administrative expenses as a percent of net sales was 11% and 10% for the 2005 third quarter and the 2004 third quarter, respectively. The selling, general and administrative expenses were higher in the third quarter of 2005 compared to the third quarter of 2004 primarily due to a one time $4 million reduction in worker's compensation expense in the third quarter of 2004.

Interest expense.    Interest expense was $13 million for the three months ended September 30, 2005 as compared to $1 million for the three months ended September 30, 2004. The increase was due to interest and finance charges from the financing, including the Notes and the senior credit facilities, obtained during the fourth quarter of 2004 to fund the Acquisition.

Income tax provision.    Our provision for income taxes decreased by $5 million, or 45.5%, to $6 million for the three months ended September 30, 2005 compared to a provision of $11 million for the three months ended September 30, 2004, due primarily to the reduction in pre-tax income. Our effective tax rate for the three months ended September 30, 2005 was 42.3% compared to 42.9% for the three months ended September 30, 2004. The effective tax rate for the current quarter and the prior year third quarter was higher than the 35% effective U.S. federal statutory tax rate due principally to higher effective non-U.S. tax rates and, to a lesser extent, inclusion of state and local taxes net of the state and federal tax benefit.

On October 22, 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. The Act provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated (as defined in the Act) during 2005. In December 2004, the FASB issued FASB Staff Position 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"). Under the guidance of FSP 109-2, an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The deduction is subject to a number of limitations. The Company has not fully evaluated the effects of the repatriation provision and, therefore, has not determined if the Act will materially change its foreign earnings reinvestment plan. The Company is evaluating the effects of the repatriation provision and expects to make a decision on implementation later in 2005.

Net income.    Net income decreased $8 million, or 50.0%, to $8 million for the three months ended September 30, 2005, as a result of the foregoing.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2005.

The following table summarizes the combined results of the Predecessor for the nine months ended September 30, 2004 and the consolidated results of the Successor for the nine months ended September 30, 2005.

	Predecessor Nine Months Ended September 30, 2004	Successor Nine Months Ended September 30, 2005	Dollar Change
	(Dollars in Millions)
Net sales
Brake products	$627	$573	$(54)
Filtration products	463	497	34
Chassis products	192	188	(4)
Distribution and other	334	360	26
Intra-group eliminations	—	—	—
Total net sales	1,616	1,618	2
Cost of sales	(1,358)	(1,383)	(25)
Gross profit	258	235	(23)
Selling, general and administrative expenses	(183)	(190)	(7)
Loss on disposition of Beck Arnley	—	(21)	(21)
Operating profit	75	24	(51)
Other income, net	4	5	1
Interest expense	(2)	(40)	(38)
Income (loss) before taxes and minority interest	77	(11)	(88)
Income tax provision (benefit)	32	(4)	(36)
Minority interest	—	—	—
Income (loss) from continuing operations	45	(7)	(52)
Income (loss) from discontinued operations, net of tax	1	—	(1)
Net income (loss)	$46	$(7)	$(53)

Net sales.    Our net sales increased by $2 million, or 0.1%, to $1,618 million for the nine months ended September 30, 2005 from $1,616 million for the nine months ended September 30, 2004. The $2 million increase consisted of (i) pricing increases of $33 million which were implemented in late 2004 to partially offset higher materials costs; (ii) foreign currency translation gains of $41 million due to the strong Brazilian Real; (iii) offset by a $32 million reduction due to our discontinued relationship with AutoZone and (iv) lower brake product sales volume of $40 million. Our relationship with AutoZone was terminated in June 2004.

Brake product sales decreased $54 million, or 8.6% due mainly to a $47 million decrease in sales volume as a result of weaker retail markets in the first half of 2005. Sales to AutoZone accounted for $17 million in 2004 and therefore resulted in 31% of the decline.

Filtration product sales increased $34 million, or 7.3%, due primarily to strong sales growth in the United States, Canada, and Brazil, along with pricing and foreign currency translation gains.

Chassis product sales were down $4 million due to the discontinuance of our relationship with AutoZone, which accounted for $15 million of sales during the same nine months of 2004. Without the effect of the loss of AutoZone, chassis sales grew by $11 million or 6.2% compared to the nine months ended September 30, 2004.

Our distribution and other operations sales increased an aggregate of $26 million, or 7.8%. This increase was due primarily to foreign currency translation gains, along with strong sales growth.

Cost of sales.    Our cost of sales increased $25 million or 1.8% to $1,383 million for the nine months ended September 30, 2005 as compared to $1,358 million for the nine months ended September 30, 2004. The gross margin was 15% and 16% for the nine month periods ending September 30, 2005 and 2004, respectively. The increase in cost of sales is primarily due to foreign currency translation adjustments, along with a lower absorption of manufacturing costs as a result of our facility closures and restructuring programs and our aggressive inventory reduction program.

Selling, general and administrative expenses.    Our selling, general and administrative expenses increased $7 million, or 3.8%, to $190 million for the nine months ended September 30, 2005 from $183 million for the nine months ended September 30, 2004. The selling, general and administrative expenses as a percent of sales were 12% and 11% for the nine month periods ending September 30, 2005 and 2004, respectively. This increase was due to a one time $4 million reduction in worker's compensation expense in the third quarter of 2004 and customer changeovers associated with the procurement of new business in the brake and chassis product lines.

Operating profit.    Our operating profit decreased to $24 million for the nine months ended September 30, 2005 from $75 million for the nine months ended September 30, 2004. The decrease in operating profit was due to $21 million loss on the disposition of Beck Arnley, lower absorption of manufacturing costs as a result of our facility closures due to our restructuring program, higher administrative costs, and customer change over costs associated with the procurement of new business.

Interest expense.    Interest expense was $40 million for the nine months ended September 30, 2005 as compared to $2 million for the nine months ended September 30, 2004. The increase was due to interest and finance charges from the financing, including the Notes and the senior credit facilities, obtained during the fourth quarter of 2004 to fund the Acquisition.

Income tax provision.    Our provision for income taxes decreased by $36 million to a $4 million benefit for the nine months ended September 30, 2005 compared to a provision of $32 million for the nine months ended September 30, 2004 due primarily to the reduction in pre-tax income. Due to our net loss in the first nine months of 2005, the Company had a tax benefit rate of 36.4% compared to an effective tax rate for the nine months ended September 30, 2004 of 41.6%. The effective tax rate for September 30, 2005 and 2004 was higher than the 35% effective U.S. federal statutory tax rate due principally to higher effective non-U.S. tax rates and, to a lesser extent, inclusion of state and local taxes net of the state and federal tax benefit.

Net income (loss).    Net income decreased $53 million, to a net loss of $7 million for the nine months ended September 30, 2005, as a result of the foregoing.

Liquidity and Capital Resources

The Company's primary source of liquidity is cash flow from operations. We also have availability under our revolving credit facility and receivables facility, subject to certain requirements. Our primary liquidity requirements are expected to be for debt servicing, working capital, restructuring obligations and capital spending. Our liquidity requirements are significant, primarily due to debt service requirements and expected capital expenditures.

We are significantly leveraged as a result of the Acquisition. Affinia issued senior subordinated notes, entered into senior credit facilities, consisting of a revolving credit facility and term loan facilities, and initiated a trade accounts receivable securitization program (the "Receivables Facility"). As of September 30, 2005, we had $633 million in aggregate indebtedness, with an additional $117 million of borrowing capacity available under our revolving credit facility, after giving effect to $8 million in outstanding letters of credit, which reduced the amount available thereunder. The aggregate indebtedness decreased $74 million since December 31, 2004, consisting of a $29 million reduction in debt and a $45 million reduction in our Receivables Facility, which qualified for off balance sheet financing as of December 31, 2004. We had nothing outstanding under our Receivables Facility as of September 30, 2005 and $55 million outstanding as of December 31, 2004 of which $45 million qualified for off balance sheet financing. The Receivables Facility provides for a maximum capacity of $100 million. Pursuant to a registration rights agreement, additional interest on the Notes began to accrue as of August 27, 2005 at a rate of 0.25% per annum. On November 2, 2005, additional interest ceased to accrue as we completed the exchange offer pursuant to which the Notes were exchanged for freely tradable notes registered under the Securities Act.

We spent $23 million on capital expenditures during the nine months ended September 30, 2005 and the Company expects capital expenditures to total between $30 and $32 million during 2005, primarily in connection with capital improvements intended to rationalize our manufacturing programs throughout the Company.

Based on the current level of operations, the Company believes that cash flow from operations and available cash, together with available borrowings under its revolving credit facility, will be adequate to meet liquidity needs and fund planned capital expenditures. The Company may, however, need to refinance all or a portion of the principal amount of the Notes and/or senior credit facility borrowings, on or prior to maturity, to meet liquidity needs. If it is determined that refinancing is necessary, and the Company is unable to secure such financing on acceptable terms, then the Company may have insufficient liquidity to carry on its operations and meet its obligations at such time.

The Company can give no assurance that its business will generate sufficient cash flow from operations, which any revenue growth or operating improvements will be realized, or that future borrowings will be available under its revolving credit facilities in an amount sufficient to enable it to service its indebtedness or to fund other liquidity needs. In addition, the Company can give no assurance that it will be able to refinance any of its indebtedness, including its senior credit facilities and the Notes, on commercially reasonable terms or at all.

Adjusted EBITDA is used to determine our compliance with many of the covenants contained in our senior credit facilities and in the indenture governing the Notes. Adjusted EBITDA is defined as EBITDA further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indenture and our senior credit facility.

The breach of covenants in our senior credit facilities that are tied to ratios based on Adjusted EBITDA could result in a default under those facilities and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under our indenture. Additionally, under our debt facilities, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Adjusted EBITDA. However, EBITDA and Adjusted EBITDA are not recognized terms under GAAP and do not purport to be alternatives to net income as a measure of operating performance. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management's discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements.

We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financing covenants.

The following table reconciles net income to EBITDA and Adjusted EBITDA (Dollars in Millions):

	Predecessor Three Months Ended September 30, 2004	Successor Three Months Ended September 30, 2005	Predecessor Nine Months Ended September 30, 2004	Successor Nine Months Ended September 30, 2005
	(unaudited)
Net income (loss)	$16	$8	$46	$(7)
Interest expense	1	13	2	40
Depreciation and amortization	11	10	33	33
Income tax	11	6	32	(4)
EBITDA	39	37	113	62
Restructuring charges(a)	—	2	—	12
Minority interest(b)	(1)	—	—	—
Beck Arnley(c)	2	—	7	21
Other adjustments(d)	13	—	13	—
Adjusted EBITDA	$53	$39	$133	$95

(a)	Certain costs such as restructuring, change-over costs and certain other non-recurring charges are allowed to be added back to EBITDA.

(b)	We incurred charges for the minority interest for a number of non-wholly owned subsidiaries, most significantly our Polish subsidiary. EBITDA is adjusted to eliminate the minority interest charge.

(c)	Adjustments for negative EBITDA of Beck Arnley.

(d)	Reflects one time Dana adjustments to the Predecessor financial statements as a result of the sale.

Our covenant levels and ratios for the four quarters ended September 30, 2005 are as follows:

	Covenant Compliance Level at September 30, 2005	Ratios
Senior Credit Facilities
Minimum Adjusted EBITDA to cash interest ratio	2.00x	2.54x
Maximum net debt to Adjusted EBITDA ratio	5.00x	4.82x
Indenture
Minimum Adjusted EBITDA to Consolidated Interest Expense required to incur additional debt pursuant to ratio provisions	2.00x	2.54x

Net cash provided by or used in operating activities

Net cash provided by or used in operating activities for the nine months ended September 30, 2004 and 2005 was a $13 million use of cash and a $90 million source of cash, respectively. The $90 million source of cash from operating activities for the first nine months of 2005 was principally due to a $62 million reduction in inventories and $29 million increase in payables offset by a use of cash in accounts receivables of $11 million.

The increase in accounts receivables and accounts payables was due principally to the timing of cash collections due to the seasonal nature of the industry in which the Company operates. The Company is in the process of implementing a program designed to increase our efficiency in our manufacturing process. As a result of this lean manufacturing program, we are beginning to see the benefits of reduced inventories.

Net cash used in investing activities

Historically, net cash used in investing activities has been for capital expenditures, offset by proceeds from the disposition of property, plant and equipment. Capital expenditures for the nine months ended September 30, 2004 and 2005 were $31 million and $23 million, respectively. In addition, the Company settled its working capital adjustments with Dana as part of the Acquisition, resulting in an additional $28 million payment to Dana during the second quarter of 2005.

Net cash provided by or used in financing activities

Net cash provided by or used in financing activities for the nine months ended September 30, 2004 and 2005 was a $46 million source of cash and a $74 million use of cash, respectively. The $74 million use of cash was a result of payments on the current and long term debt. Cash was generated for paying down debt by focusing on reducing inventories and the sale of Beck Arnley and Cumsa. Conversely, the prior year includes a $69 million source of cash due to net transactions with the related parties of the Predecessor in connection with the Acquisition.

Impact of the Acquisition and Related Financing Transactions

As a result of the Acquisition, our assets and liabilities were adjusted to their preliminary estimated fair value as of November 30, 2004, the closing date of the Acquisition. Purchase price allocations are subject to adjustment until all pertinent information regarding the Acquisition is obtained and fully evaluated. During the fourth quarter of 2005, the Company expects to complete the purchase price allocation related to the Acquisition. As discussed above, we incurred significant indebtedness in connection with the Acquisition. Accordingly, our interest expense is higher than it was prior to the Acquisition. The excess of the total purchase price over the value of our net assets at November 30, 2004, the date of the closing of the Acquisition, was allocated to other intangible assets. These long-lived assets are subject to annual impairment review.

Risk Factors.    As a result of the Acquisition we are highly leveraged. This leverage may limit our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes, limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to any of our less leveraged competitors. In addition, a substantial portion of our cash flows from operations must be dedicated to the payment of principal and interest on our indebtedness and is not available for other purposes, including our operations, capital expenditures and future business opportunities. Certain of our borrowings, including borrowings under our senior credit facilities, are at variable rates of interest, exposing us to the risk of increased interest rates. We may be more vulnerable than a less leveraged company to a downturn in general economic conditions or in our business, or we may be unable to carry out capital spending that is important to our growth.

Seller Note.    As part of the financing in connection with the Acquisition, Affinia Group Holdings Inc. issued a subordinated pay-in-kind note due 2019 with a face amount of $75 million (collectively, the "Seller Note") to an affiliate of Dana. The Seller Note had an estimated fair value of $50 million upon issuance at November 30, 2004. Affina and the guarantors of its Notes have no obligations with respect to the Seller Note.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, which are potential losses arising from adverse changes in market rates and prices, such as currency and interest rate fluctuation. We do not enter into derivatives or other financial instruments for trading or speculative purposes

Currency risk

Outside of the United States, we maintain assets and operations in Canada, Europe, Mexico, South America and Asia. The results of operations and financial position of our foreign operations are principally measured in their respective currency and translated into U.S. dollars. As a result, exposure to foreign currency gains and losses exists. The reported income of these subsidiaries will be higher or lower depending on an appreciation or depreciation of the U.S. dollar against the respective foreign currency. Our subsidiaries and affiliates also purchase and sell products and services in various currencies. As a result, we may be exposed to cost increases relative to the local currencies in the markets in which we sell. Because a different percentage of our revenues is in foreign currency than our costs, a change in the relative value of the U.S. dollar could have a disproportionate impact on our revenues as compared to our costs.

A portion of our assets are based in our foreign locations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected in other comprehensive income (loss). Accordingly, our shareholders' equity will fluctuate depending upon the appreciation or depreciation of the U.S. dollar against the respective foreign currency. Similarly, the revenues and expenses of our foreign operations are transacted at average rates during the period such that exchange rate movements can have a significant impact on our sales trend, and to a lesser extent on our profits.

Our strategy for management of currency risk relies primarily on conducting our operations in a country's respective currency and may, from time to time, involve currency derivatives.

Interest rate risk

As of September 30, 2005, we had $332 million of variable rate debt outstanding. A 1% increase in the average interest rate would increase future interest expense by approximately $3 million per year. We are required by our senior credit facilities, for a period of not less than two years from November 30, 2004, to maintain in effect appropriate interest protection and other hedging arrangements so that at least 40% of our aggregate obligations under the term loan facility, our Notes and any additional senior subordinated notes we might issue will bear interest at a fixed rate. At September 30, 2005, the percentage of fixed rate to total debt of our aggregate obligations under the term loan facility and Notes was approximately 47%.

Item 4. Controls and Procedures

Earlier in the year management identified a material weakness in the operation of our internal controls and procedures related specifically to the Company's failure to properly reconcile $2 million, net of tax, of intercompany account balances relating to the March 31, 2005 Beck Arnley disposition prior to the preparation of the Company's quarterly financial statements for the quarter ended March 31, 2005.

To address this control deficiency, the Company adopted a detailed work plan to ensure that inter-company balances are reconciled and adjusted on a timely basis. The Company has implemented the detailed work plan and has properly reconciled and adjusted intercompany account balances for subsequent months. The Company has completed the process to verify the adequacy of the measures taken and ensure that these measures have completely addressed the previously identified concern. We believe that our remediation efforts have been successful and accordingly that our disclosure controls and procedures are effective as of September 30, 2005.

The Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that such disclosure controls and procedures were effective as of September 30, 2005 because management believes its remediation efforts have been successful.

PART II

OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits

(31) Certifications of Executive Officers pursuant to Rule 13a-14(a)

(32) Certifications of Executive Officers pursuant to 18 U.S.C. Section 1350(b)

SIGNATURES

The issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFINIA GROUP INTERMEDIATE HOLDINGS INC.

By:	/s/ Terry R. McCormack
Terry R. McCormack Chief Executive Officer, President, and Director (Principal Executive Officer)

By:	/s/ Thomas H. Madden
Thomas H. Madden Chief Financial Officer (Principal Financial Officer)

By:	/s/ Patrick W. Flanagan
Patrick W. Flanagan Corporate Controller (Principal Accounting Officer)

Date: November 14, 2005