Form 10-Q
period 2006-03-31
Affinia Group Intermediate Holdings Inc.
filed 2006-05-18
CIK 1328655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549-1004

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

Affinia Group Intermediate Holdings Inc.

(Exact name of registrant as specified in its charter)

Delaware	Commission File No.:	34-2022081
(State or other jurisdiction of Incorporation or Organization)	333-128166-10	(I.R.S. Employer Identification Number)

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

Yes       X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and other important factors include, among others: our substantial leverage; limitations on flexibility in operating our business contained in our debt agreements; pricing pressure; the shift in demand from premium to economy producers; our dependence on our largest customers; increasing costs for manufactured components, raw materials, crude oil and energy prices; our ability to achieve cost savings from planned restructuring; the consolidation of distributors; ‘‘pay-on-scan’’ programs and expansion of return policies; risks associated with our non-U.S. operations; product liability and customer warranty and recall claims; changes to environmental and automotive safety regulations; non-performance by, or insolvency of, our suppliers or our customers; the threat of work stoppages and other labor disputes; challenges to our intellectual property portfolio; exposure due to the insolvency of Dana Corporation (‘‘Dana’’) to asbestos claims and other liabilities, for which Dana retained responsibility; and changing distribution channels. There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

Affinia Group Intermediate Holdings Inc.
Unaudited Condensed Consolidated Balance Sheets
(Dollars in Millions)

	December 31, 2005	March 31, 2006
Assets
Current assets:
Cash and cash equivalents	$82	$61
Trade accounts receivable, less allowances of $2 and $6 million, respectively, in 2005 and 2006	350	397
Inventories, net	417	427
Other current assets	58	55
Total current assets	907	940
Property, plant and equipment, net	198	196
Goodwill	57	56
Other intangible assets, net	178	176
Deferred financing costs	22	21
Investments and other assets	78	77
Total assets	$1,440	$1,466
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$232	$239
Other accrued expenses	142	150
Accrued payroll and employee benefits	34	42
Notes payable and current portion of long term debt	—	5
Total current liabilities	408	436
Long-term debt	612	612
Other noncurrent liabilities	45	45
Total liabilities	1,065	1,093
Minority interest in consolidated subsidiaries	1	2
Contingencies and commitments
Common stock, $.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Additional paid in-capital	406	406
Accumulated deficit	(34)	(40)
Accumulated other comprehensive income	2	5
Shareholders' equity	374	371
Total liabilities and shareholders' equity	$1,440	$1,466

The accompanying notes are an integral part of the
unaudited condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.
Unaudited Condensed Consolidated Statements of Operations
(Dollars in Millions)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2006
Net sales	$502	$548
Cost of sales	429	456
Gross profit	73	92
Selling, general and administrative expenses	66	84
Loss on disposition of Beck Arnley	21	—
Operating (loss) profit	(14)	8
Other (loss) income, net	(1)	2
Interest expense	13	14
Loss before income tax benefit	(28)	(4)
Income tax (benefit) expense	(11)	2
Loss from continuing operations	(17)	(6)
Income from discontinued operations, net of tax	—	—
Net loss	$(17)	$(6)

The accompanying notes are an integral part of the
unaudited condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollars in Millions)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2006
Operating activities
Net loss	$(17)	$(6)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11	11
Provision for deferred income taxes	(3)	(1)
Changes in current assets and liabilities:
Trade accounts receivable	(37)	(47)
Inventories	2	(10)
Other operating assets	(32)	3
Other operating liabilities	32	23
Other	12	2
Net cash used in operating activities of continuing operations	(32)	(25)
Net cash used in operating activities of discontinued operations	(1)	—
Net cash used in operating activities	(33)	(25)
Investing activities
Proceeds from sales of assets	1	—
Additions to property, plant and equipment	(5)	(5)
Other investing activities	—	—
Net cash used in investing activities of continuing operations	(4)	(5)
Net cash used in investing activities of discontinued operations	—	—
Net cash used in investing activities	(4)	(5)
Financing activities
Short-term debt, net	3	5
Payment of long-term debt	(1)	—
Net cash used in financing activities of continuing operations	2	5
Net cash used in financing activities of discontinued operations	—	—
Net cash provided by financing activities	2	5
Effect of exchange rate changes on cash	(6)	4
Change in cash and cash equivalents	(41)	(21)
Cash and cash equivalents at beginning of the period	80	82
Cash and cash equivalents at end of the period	$39	$61
Supplemental cash flows information
Cash paid during the period for:
Interest	$6	$6
Income taxes	$6	$4

The accompanying notes are an integral part of the
unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Organization and Description of Business

On November 30, 2004, Affinia Group Inc. (‘‘Affinia’’), a newly-formed company controlled by affiliates of The Cypress Group L.L.C., completed the acquisition of all of the outstanding shares of capital stock of certain subsidiaries and certain assets consisting primarily of Dana Corporation's (‘‘Dana’’) automotive aftermarket business operations (the ‘‘Acquisition’’) pursuant to the stock and asset purchase agreement (the ‘‘Purchase Agreement’’), as amended with Dana. Affinia is a wholly-owned subsidiary of Affinia Group Intermediate Holdings Inc.

Affinia is a leading designer, manufacturer and distributor of aftermarket components for passenger cars, sport utility vehicles, light, medium and heavy trucks and off-highway vehicles. Our broad range of brake, filtration and chassis products are sold in North America, Europe and South America.

Note 2.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Affinia Group Intermediate Holdings Inc. and its subsidiaries. In these notes to the financial statements, the terms ‘‘the Company,’’ ‘‘we,’’ ‘‘our’’ and ‘‘us’’ refer to Affinia Group Intermediate Holdings Inc. and its subsidiaries on a consolidated basis.

The interim financial information is prepared in conformity with accounting principles generally accepted in the United States of America and such principles are applied on a basis consistent with information reflected in our Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the United States Securities and Exchange Commission. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim period.

Our Condensed Consolidated Statement of Operations for the three month period ending March 31, 2005 has been reclassified for the disposition of Candados Universales de Mexico, S.A. de C.V. (‘‘CUMSA’’). This disposition was completed in the third quarter of 2005 and qualified for discontinued operations treatment.

Note 3.    New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 155 ‘‘Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.’’ This statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement eliminates the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. Additionally, the statement allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. Providing a fair value measurement election also results in more financial instruments being measured at what the board of directors regards as the most relevant attribute for financial instruments, fair value. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We have not yet evaluated the potential impact of this statement, but anticipate that the adoption of this statement will not have a material impact on our financial position or results of operations.

In November 2005, the FASB issued FASB Staff Position (‘‘FSP’’) 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Award Payments (‘‘FSP 123(R)-3’’). The provisions of FSP 123(R)-3 set forth an alternative method of calculating the excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of FAS No. 123(R). The Company, which is currently evaluating its available transition alternatives, has until November 2006 to make its one-time election.

In April 2005, the FASB issued SFAS No. 154, ‘‘Accounting Changes and Error Corrections,’’ requiring retrospective application as the required method for reporting a change in accounting principle, unless impracticable or a pronouncement includes specific transition provisions. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement carries forward the guidance in APB Opinion No. 20, ‘‘Accounting Changes,’’ for the reporting of the correction of an error and a change in accounting estimate. We adopted this standard as of January 1, 2006 and it did not have any impact on the Company's results of operations or financial position.

In December 2004, the FASB issued SFAS No. 151, ‘‘Inventory Costs, an amendment of ARB No. 43, Chapter 4.’’ SFAS No. 151 clarifies the treatment of certain costs, such as idle facility expense, freight and handling as period expenses and requires that allocation of fixed overhead be based on normal capacity. We have adopted this standard and it did not have any impact on the Company's results of operations or financial position.

Note 4.    Inventories, net

Inventories, net consist of the following (Dollars in Millions):

	At December 31, 2005	At March 31, 2006
Raw materials	$107	$108
Work-in-process	21	19
Finished goods	289	300
	$417	$427

Note 5.    Comprehensive Income

The elements of comprehensive income (loss) are presented in the following table (Dollars in Millions):

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2006
Net loss	$(17)	$(6)
Additional pension liability (net of tax)	—	(1)
Change in foreign currency translation adjustments, net of tax	(6)	4
Comprehensive loss	$(23)	$(3)

Note 6.    Goodwill

The following table summarizes goodwill activity for the first three months of 2006 (Dollars in Millions):

Three Months Ended March 31, 2006
Balance at December 31, 2005	$57
Tax benefit reduction	(1)
Balance at March 31, 2006	$56

In accordance with SFAS 109 ‘‘Accounting for Income Taxes’’ the tax benefit for the excess of tax-deductible goodwill over the reported amount of goodwill is applied to reduce the goodwill related to the Acquistion. The tax benefit for the excess of tax deductible goodwill will reduce reported goodwill by approximately $1 million each quarter until goodwill is decreased to zero.

Note 7.    Commitments and Contingencies

At March 31, 2006, the Company had purchase commitments for property, plant and equipment of approximately $3 million.

A reconciliation of the changes in our return reserves is as follows (Dollars in Millions):

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2006
Beginning balance	$18	$19
Amounts charged to expense	12	10
Returns processed	(9)	(11)
	$21	$18

In March 2005, the FASB issued Financial Interpretation (FIN) 47 ‘‘Accounting for Conditional Asset Retirement Obligations’’. We adopted FIN 47 effective December 31, 2005.  FIN 47 requires that a liability for the fair value of an Asset Retirement Obligation (‘‘ARO’’) be recognized in the period in which it is incurred if it can be reasonably estimated, with the offsetting associated asset retirement costs capitalized as part of the carrying amount of the long-lived asset.  The ARO is subsequently allocated to expense using a systematic and rational method over its useful life.  Changes in the ARO liability resulting from the passage of time are recognized as an increase in the carrying amount of the liability and an accretion to expense.  Changes resulting from revisions to the timing or amount of the original estimate of cash flows are recognized as an increase or a decrease in both the asset and liability.  Our ARO liability recorded at December 31, 2005 and March 31, 2006 was $2.6 million and the accretion for the quarter was less than $0.1 million.

Note 8.    Restructuring of Operations

In 2005, we announced two restructuring plans: (i) a restructuring plan that we announced at the beginning of 2005 as part of the Acquisition, also referred to herein as the acquisition restructuring and (ii) a restructuring plan that we announced at the end of 2005, also referred to herein as the comprehensive restructuring.

The comprehensive restructuring will affect several facilities over the next two years. In December 2005, we announced the closure of our Southampton facility. Additionally, in March 2006 we announced the closure of the Erie (PA), North East (PA) and the McHenry (IL) plants and our intent to sell the Waupauca (WI), Sudbury (Ontario, Canada) and St. Catharines (Ontario, Canada) facilities. Additional facility closures will be announced periodically over the remainder of 2006 and during 2007. During 2005, in connection with the comprehensive restructuring, we recorded a charge of $21 million to cost of sales and $2 million to selling, general and administrative expenses, primarily comprised of severance costs and fixed asset impairment for the comprehensive restructuring. The write-down of fixed assets was accounted for in accordance with SFAS No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets.’’ Severance costs are being accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. We currently estimate that we will incur in the aggregate approximately $152 million of cash and non cash restructuring costs for the comprehensive restructuring.

In the first quarter of 2005, as part of the Acquisition, we announced the acquisition restructuring. The acquisition restructuring plan was initiated to take advantage of opportunities we identified prior to the Acquisition but were, due to resource constraints, limited in our ability to actively pursue as part of Dana. During 2005, acquisition restructuring costs of $21 million were recorded to goodwill as an adjustment to the opening balance sheet, comprised of severance costs, fixed asset impairments and other exit costs. Additionally in 2005, we charged directly to selling, general and administrative expenses $2 million relating to current period exit costs.

At March 31, 2006, $10 million of restructuring charges remained in accrued liabilities, relating to wage and healthcare continuation for severed employees and other termination costs. These remaining liabilities are expected to be paid during the remainder of 2006. The following table summarizes the activity in accrued restructuring expenses for our continuing operations during the first three months of 2006 (Dollars in Millions):

Balance at December 31, 2005	$8
Charges to expense:
Severance and benefit related expenses	4
Asset write-offs expense	1
Other expenses	1
Total restructuring expenses	6
Cash payments and asset write-offs:
Cash payments	(3)
Asset write-offs	(1)
Total cash payments and asset write-offs	(4)
Balance at March 31, 2006	$10

Note 9.    Related Party Transactions

Affinia and Dana entered into a transition services agreement (the ‘‘TSA’’) effective with the closing of the Acquisition on November 30, 2004. The TSA provided for certain administrative and other services and support to be provided by Dana to the Company, and to be provided by the Company to Dana, in each case after the Acquisition. The Company also leases certain properties, warehouses and office space from Dana for periods up to five years after the Acquisition. Some of these lease terms may be renewed indefinitely by the parties. Dana agreed in the Purchase Agreement to provide the Company with a $16 million credit for payments otherwise due for services under the TSA.

On April 29, 2005, Dana paid the Company $12 million in settlement of the TSA noted above, as well as $11 million for uncollectible receivables covered by the Purchase Agreement, offset by $13 million of original purchase price consideration and $2 million of working capital adjustments, which resulted in a net payment of $8 million.

On March 3, 2006, Dana and forty of its domestic subsidiaries (the ‘‘Debtors’’) filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Southern District of New York (the ‘‘Court’’) (Case No. 06-10354). The Debtors will continue to operate their businesses as ‘‘debtors-in-possession’’ under the jurisdiction of the Court and in accordance with applicable provisions of the Bankruptcy Code and orders of the Court. Dana is, pursuant to the Purchase Agreement, contractually obligated to indemnify us for specified liabilities, including, among others, (1) liabilities arising out of legal proceedings commenced prior to the Acquisition and (2) liabilities for death, personal injury or other injury to persons (including, but not limited to, such liabilities that result from human exposure to asbestos) or property damage occurring prior to the Acquisition relating to the use or exposure to any of Dana's products designed, manufactured, served or sold by Dana. However, in the context of Dana's bankruptcy, Dana may be discharged entirely from its obligations to indemnify us for future defense settlements or payments in respect of any claim subject to its indemnification obligations and we may recover less than 100% of any indemnification obligations of Dana existing as of March 3, 2006. Further, we do not know whether any insurance that may have been maintained by Dana will cover the costs for which Dana is contractually obligated to indemnify us. In addition, if Dana is unable or unwilling to pay settlements or judgments, claims may be brought against us that historically have been asserted only against Dana and other current or former manufacturers of automotive products, not including us. The failure of Dana to honor its indemnification obligations could adversely affect our financial condition and results of operations.

As of March 3, 2006 we fully reserved for the $2 million in accounts receivable due from the Debtors and that reserve remained in place at March 31, 2006. We have an ongoing business relationship with the Debtors and have recorded no additional reserves for the post petition accounts receivable due from the Debtors.

Note 10.    Segment and Geographic Information

The Company operates in a single business segment, which is the manufacturing and distribution of motor vehicle components. The products and services, customer base, distribution channel, manufacturing process, procurement, and economic characteristics are similar throughout all of the Company's operations.

Net sales by geographic region were as follows (Dollars in Millions):

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2006
North America	$362	$398
Other continents	140	150
	$502	$548

Long-lived assets by geographic region were as follows (Dollars in Millions):

	December 31, 2005	March 31, 2006
North America	$142	$140
Other continents	56	56
	$198	$196

Net sales by geographic area were determined based on origin of sale. Geographic data on long-lived assets is based on physical location of those assets.

Note 11.    Divestiture of Affiliate

On March 31, 2005, the Company completed the legal sale of its subsidiary, Beck Arnley Worldparts Corporation (‘‘Beck Arnley’’) to Heritage Equity Group (‘‘Heritage’’), pursuant to a stock purchase agreement. The contingent purchase price for the stock of Beck Arnley was $5 million to be paid starting in 2006. Affinia also made a $3 million five year term loan to Beck Arnley, bearing interest at nine percent per annum. In addition, the stock purchase agreement provided that all of the cash at Beck Arnley, with the exception of $2 million, be retained by the Company. As a result, the Company retained $17 million of cash that was held on the books of Beck Arnley. In connection with the transaction, Affinia recognized a pre-tax loss on the sale of $21 million, in addition to the

$3 million loss from normal operations in the first quarter of 2005. Due to Affinia's $3 million working capital loan to Beck Arnley and the contingent consideration, the sale of Beck Arnley did not qualify as a sale under accounting rules and could not be presented as a discontinued operation.

Note 12.    Discontinued Operation

During the third quarter of 2005, we completed the sale of Candados Universales de Mexico, S.A. de C.V. (‘‘Cumsa’’), one of our Mexican operations, and the distribution company for Cumsa (Auto Parts Acquisition LLC) for $7 million in cash. Under the provisions of SFAS No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets,’’ we classify a business component that has been disposed of as a discontinued operation if the cash flow of the component has been eliminated from our ongoing operations and we will no longer have any significant continuing involvement in the component. The results of operations of our discontinued operations through the date of sale, including any gains or losses on disposition, are aggregated and presented on one line in the consolidated statement of operations. SFAS No. 144 requires the reclassification of amounts presented for prior years as discontinued operations. The amounts presented in the Consolidated Statement of Operations for the three month period ended March 31, 2005 were reclassified to comply with SFAS No. 144. The after-tax loss recognized on the sale during the third quarter of fiscal 2005 was $0.4 million. This disposition qualified for discontinued operations treatment. Accordingly, the Consolidated Statement of Operations for the prior year has been reclassified to reflect the results of operations of this divested business as a discontinued operation.

Note 13.    Stock Option Plans

Beginning in August of 2005, we granted 140,700 options, and during the quarter ended March 31, 2006 no options were exercised or forfeited/expired. Consequently, we had 140,700 options outstanding at the end of the first quarter of 2006. The exercise price is $100 per option. The options contractual terms are ten years with vesting of 20% each year for the first five years. The weighted fair value of the options’ granted was approximately $2 million as of March 31, 2006 and we recognized $0.1 million in selling, general and administrative expenses in relation to the options during the first quarter of 2006.

We adopted SFAS 123R, ‘‘Share-Based Payment,’’ during the fourth quarter of 2005 and account for our employee stock options under the fair value method of accounting using a Black-Scholes model to measure stock-based compensation expense at the date of grant. Our weighted-average Black-Scholes fair value assumptions include:

2006
Effective term	6 years
Risk free interest rate	4.2%
Expected volatility	40.0%
Expected dividend yield	0.0%

Note 14.    Subsequent Event

    On April 20, 2006, Heritage, the owner of our former subsidiary Beck Arnley, and Beck Arnley filed suit against Affinia in the Rutherford County Chancery Court for the State of Tennessee. The suit arises out of Affinia’s sale of Beck Arnley to Heritage on March 31, 2005 and a subsequent tax election which Affinia was required to make under the Purchase Agreement with Dana. Affinia believes it has no exposure relating to this suit.

Note 15.    Financial Information for Guarantors and Non-Guarantors

In connection with the Acquisition on November 30, 2004, Affinia issued $300 million of 9% Senior Subordinated Notes due 2014 (the ‘‘Notes’’) to qualified institutional buyers and certain persons in offshore transactions. The Notes, which were exchanged for $300 million of 9% Senior Subordinated Notes due 2014 registered under the Securities Act 1933 on November 2, 2005 (the

‘‘Notes’’), are guaranteed by all of Affinia's wholly-owned domestic subsidiaries and by Affinia's direct parent, Affinia Group Intermediate Holdings Inc. (referred to in the following tables as ‘‘Parent’’). These guarantors jointly and severally guarantee Affinia's obligations under the Notes and such guarantees represent full and unconditional general obligations of each guarantor. In the following tables, ‘‘Issuer’’ refers to Affinia and ‘‘Guarantors’’ refers to Affinia’s subsidiary guarantors. The Parent and the Guarantors also unconditionally guarantee the Affinia's borrowings under its senior secured credit facilities on the same basis.

The following unaudited information presents Consolidating Statements of Operations for the three months ended March 31, 2005 and 2006, Consolidating Statements of Cash Flows for the three months ended March 31, 2005 and 2006 and Consolidating Balance Sheets as of December 31, 2005 and March 31, 2006 to arrive at the information for the Company on a consolidated basis. Other separate financial statements and other disclosures concerning the Parent and the Guarantors are not presented because management does not believe that such information is material to investors.

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor
Unaudited Consolidating Statement of Operations
For the Three Months Ended March 31, 2005
(Dollars in Millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$298	$218	$(14)	$502
Cost of sales	—	—	242	201	(14)	429
Gross profit	—	—	56	17	—	73
Selling, general and administrative expenses	—	5	37	24	—	66
Loss on disposition of Beck Arnley	—	—	—	21	—	21
Operating (loss) profit	—	(5)	19	(28)	—	(14)
Other loss, net	—	—	—	(1)	—	(1)
Interest expense	—	13	—	—	—	13
(Loss) income before taxes	—	(18)	19	(29)	—	(28)
Income tax (benefit) provision	—	(7)	10	(14)	—	(11)
(Loss) income from continuing operations	—	(11)	9	(15)	—	(17)
Income (loss) from discontinued operations, net of tax	—	—	—	—	—	—
(Loss) income before equity interest in income	—	(11)	9	(15)	—	(17)
Equity interest in income, net of tax	(17)	8	—	10	(1)	—
Net (loss) income	$(17)	$(3)	$9	$(5)	$(1)	$(17)

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor
Unaudited Consolidating Statement of Operations
For the Three Months Ended March 31, 2006
(Dollars in Millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$330	$310	$(92)	$548
Cost of sales	—	—	260	288	(92)	456
Gross profit	—	—	70	22	—	92
Selling, general and administrative expenses	—	11	43	30	—	84
Operating (loss) profit	—	(11)	27	(8)	—	8
Other income, net	—	—	1	1	—	2
Interest expense	—	14	—	—	—	14
(Loss) income before taxes and minority interest	—	(25)	28	(7)	—	(4)
Income tax (benefit) provision	—	(2)	—	4	—	2
(Loss) income from continuing operations	—	(23)	28	(11)	—	(6)
Income (loss) from discontinued operations, net of tax	—	—	—	—	—	—
(Loss) income before equity interest in income	—	(23)	28	(11)	—	(6)
Equity interest in income, net of tax	(6)	19	(11)	4	(6)	—
Net (loss) income	$(6)	$(4)	$17	$(7)	$(6)	$(6)

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor
Unaudited Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2005
(Dollars in Millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Elimination	Consolidated Total
Operating activities
Net (loss) income from continuing operations	$(17)	$(3)	$9	$(5)	$(1)	$(17)
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	6	5	—	11
Deferred income taxes	—	—	6	(9)	—	(3)
Change in current assets & liabilities:
Equity in income	17	(8)	—	(10)	1	—
Trade accounts receivable	—	(1)	(44)	8	—	(37)
Inventories	—	—	(11)	13	—	2
Other operating assets	—	(54)	—	22	—	(32)
Other operating liabilities	—	75	(2)	(41)	—	32
Other	—	—	(2)	14	—	12
Net cash provided by (used in) operating activities of continuing operations	—	9	(38)	(3)	—	(32)
Net cash provided by (used in) operating activities of discontinued operations	—	—	1	(2)	—	(1)
Net cash provided by (used in) operating activities	—	9	(37)	(5)	—	(33)
Investing activities
Proceeds from sale of assets	—	—	—	1	—	1
Additions to property, plant and equipment, net	—	—	(3)	(2)	—	(5)
Other investing activities	—	—	—	—	—	—
Net cash used in investing activities of continuing operations	—	—	(3)	(1)	—	(4)
Net cash used in investing activities of discontinued operations	—	—	—	—	—	—
Net cash used in investing activities	—	—	(3)	(1)	—	(4)
Financing activities
Short-term debt, net	—	11	—	(8)	—	3
Payment of long-term debt	—	(1)	—	—	—	(1)
Net transactions with Parent	—	(50)	43	7	—	—
Net cash (used in) provided by financing activities of continuing operations	—	(40)	43	(1)	—	2
Net cash used in financing activities of discontinued operations	—	—	—	—	—	—
Net cash (used in) provided by financing activities	—	(40)	43	(1)	—	2
Effect of exchange rates on cash	—	—	—	(6)	—	(6)
Change in cash and cash equivalents	—	(31)	3	(13)	—	(41)
Cash and cash equivalents at beginning of period	—	48	—	32	—	80
Cash and cash equivalents at end of period	$—	$17	$3	$19	$—	$39

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor
Unaudited Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2006
(Dollars in Millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Elimination	Consolidated Total
Operating activities
Net (loss) income	$(6)	$(4)	$17	$(7)	$(6)	$(6)
Adjustments to reconcile net (loss) income from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	—	3	4	4	—	11
Provision for deferred income taxes	—	(1)	—	—	—	(1)
Change in current assets and liabilities:
Equity in income	6	(19)	11	(4)	6	—
Trade accounts receivable	—	3	(28)	(22)	—	(47)
Inventories	—	—	(8)	(2)	—	(10)
Other operating assets	—	(4)	—	7	—	3
Other operating liabilities	—	11	13	(1)	—	23
Other	—	(12)	(8)	22	—	2
Net cash (used in) provided by operating activities of continuing operations	—	(23)	1	(3)	—	(25)
Net cash provided by operating activities of discontinued operations	—	—	—	—	—	—
Net cash (used in) provided by operating activities	—	(23)	1	(3)	—	(25)
Investing activities
Proceeds from sale of assets	—	—	—	—	—	—
Additions to property, plant, and equipment	—	(1)	(2)	(2)	—	(5)
Other investing activities	—	—	—	—	—	—
Net cash used in investing activities of continuing operations	—	(1)	(2)	(2)	—	(5)
Net cash used in investing activities of discontinued operations	—	—	—	—	—	—
Net cash used in investing activities	—	(1)	(2)	(2)	—	(5)
Financing activities
Short-term debt, net	—	5	—	—	—	5
Payment of long-term debt	—	—	—	—	—	—
Net transactions with Parent	—	—	—	—	—	—
Net cash provided by (used in) financing activities of continuing operations	—	5	—	—	—	5
Net cash used in financing activities of discontinued operations	—	—	—	—	—	—
Net cash provided by (used in) financing activities	—	5	—	—	—	5
Effect of exchange rates on cash	—	—	—	4	—	4
Change in cash and cash equivalents	—	(19)	(1)	(1)	—	(21)
Cash and cash equivalents at beginning of period	—	44	1	37	—	82
Cash and cash equivalents at end of period	$—	$25	$—	$36	$—	$61

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor
Consolidating Balance Sheet
December 31, 2005
(Dollars in Millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$44	$1	$37	$—	$82
Accounts receivable	—	32	190	128	—	350
Inventories	—	—	245	172	—	417
Other current assets	—	31	2	25	—	58
Total current assets	—	107	438	362	—	907
Investments and other assets	—	319	2	14	—	335
Intercompany investments	366	979	404	206	(1,955)	—
Intercompany receivables	—	(247)	228	19	—	—
Property, plant and equipment, net	—	5	94	99	—	198
Total assets	$366	$1,163	$1,166	$700	$(1,955)	$1,440
Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable and current portion of long term debt	$—	$—	$—	$—	$—	$—
Accounts payable	—	13	111	108	—	232
Accrued payroll and employee benefits	—	14	8	12	—	34
Other accrued liabilities	—	64	46	32	—	142
Total current liabilities	—	91	165	152	—	408
Other noncurrent liabilities	—	39	—	6	—	45
Long-term debt	—	612	—	—	—	612
Total liabilities	—	742	165	158	—	1,065
Minority interest in consolidated subsidiaries	—	—	1	—	—	1
Shareholders’ equity	366	421	1,000	542	(1,955)	374
Total liabilities and shareholders’ equity	$366	$1,163	$1,166	$700	$(1,955)	$1,440

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor
Consolidating Balance Sheet
March 31, 2006
(Dollars in Millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$25	$—	$36	$—	$61
Accounts receivable	—	29	218	150	—	397
Inventories, net	—	—	253	174	—	427
Other current assets	—	35	2	18	—	55
Total current assets	—	89	473	378	—	940
Investments and other assets	—	315	2	13	—	330
Intercompany investments	360	998	393	210	(1,961)	—
Intercompany receivables	—	(252)	241	11	—	—
Property, plant and equipment, net	—	8	92	96	—	196
Total assets	$360	$1,158	$1,201	$708	$(1,961)	$1,466
Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable and current portion of long term debt	$—	$5	$—	$—	$—	$5
Accounts payable	—	11	120	108	—	239
Accrued payroll and employee benefits	—	17	10	15	—	42
Other accrued expenses	—	74	48	28	—	150
Total current liabilities	—	107	178	151	—	436
Other noncurrent liabilities	—	39	—	6	—	45
Long-term debt	—	612	—	—	—	612
Total liabilities	—	758	178	157	—	1,093
Minority interest in consolidated subsidiaries	—	—	2	—	—	2
Shareholders’ equity	360	400	1,021	551	(1,961)	371
Total liabilities and shareholders’ equity	$360	$1,158	$1,201	$708	$(1,961)	$1,466

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

Affinia is a leading designer, manufacturer and distributor of aftermarket components for passenger cars, sport utility vehicles, light, medium and heavy trucks and off-highway vehicles. Our broad range of brake, filtration and chassis products are sold in North America, Europe and South America. In the first quarter of 2006, brake and filtration products which, by their nature sustain significant wear and must routinely be replaced, represented 49% and 31% of our net sales, respectively. Chassis products, which include steering, suspension and driveline components, represented 8% of our net sales in the first quarter of 2006. The remaining 12% of our first quarter net sales were derived from our European products.

Industry growth over the last year has been up marginally. We have experienced a positive trend in sales growth since the first quarter of 2005. Since the Acquistion we have been able to focus on our principal products, which has had a favorable impact on sales growth as shown below.

Quarter over Quarter	Percent Increase in Sales
First Quarter 2005 over 2004	−4%
Second Quarter 2005 over 2004	1%
Third Quarter 2005 over 2004	3%
Fourth Quarter 2005 over 2004	9%
First Quarter 2006 over 2005	9%

In addition to the positive sales growth, we have been and are continuing to focus on improving our operating margins through cost reduction efforts and our restructuring plans. In 2005, we announced two restructuring plans: (i) a restructuring plan that we announced at the beginning of 2005 as part of the Acquisition, also referred to as the acquisition restructuring and (ii) a restructuring plan that we announced at the end of 2005, also referred to as the comprehensive restructuring.

The comprehensive restructuring will affect several facilities over the next two years. In December 2005, we announced the closure of one facility, our Southampton facility. Additionally, in March 2006 we announced the closure of the Erie (PA), North East (PA) and the McHenry (IL) plants and our intent to sell our Waupauca (WI), Sudbury (Ontario, Canada) and St. Catharines (Ontario, Canada) facilities. Additional facility closures will be announced periodically over the remainder of 2006 and during 2007. We currently estimate that we will incur in the aggregate approximately $152 million of cash and non-cash restructuring costs for the comprehensive restructuring.

In the first quarter of 2005, as part of the Acquisition, we announced the acquisition restructuring. The acquisition restructuring plan was initiated to take advantage of opportunities we identified prior to the Acquisition but were, due to resource constraints, limited in our ability to actively pursue as part of Dana. At March 31, 2006, $10 million of restructuring charges remained in accrued liabilities, relating to wage and healthcare continuation for severed employees and other termination costs. These remaining liabilities are expected to be paid during the remainder of 2006.

Critical Accounting Policies

The Company’s critical accounting policies are those related to asset impairment, inventories, revenue recognition, sales returns and rebates, estimated costs related to product warranties, pensions, income taxes, contingency reserves and restructuring expenses. These policies are more fully described in the notes to the combined and consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The preparation of interim financial statements involves the use of certain estimates that are consistent with those used in the preparation of the annual financial statements, with the exception of estimates used for quarterly income taxes. For purposes of preparing our interim financial statements, we utilize an estimated annual effective tax rate for ordinary items that is re-evaluated each period based on changes in the components used to determine the annual effective rate.

Results of Operations

Three months ended March 31, 2005 compared to three months ended March 31, 2006.

The following table summarizes the consolidated results for the three months ended March 31, 2005 and the consolidated results for the three months ended March 31, 2006 (Dollars in Millions):

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2006	Dollar Change	Percent Change
Net sales
Brake products	$238	$273	$35	15%
Chassis products	39	42	3	8%
Filtration products	153	170	17	11%
European products	66	64	(2)	(3%)
Eliminations and other	6	(1)	(7)	(117%)
Total net sales	502	548	46	9%
Cost of sales	429	456	27	6%
Gross profit	73	92	19	26%
Gross margin	15%	17%
Selling, general and administrative expenses(1)	66	84	18	27%
Selling, general and administrative expenses as a percent of sales	13%	15%
Loss on disposition of Beck Arnley	21	—	(21)	100%
Operating (loss) profit	(14)	8	22	157%
Operating margin	−3%	1%
Other (loss) income, net	(1)	2	3
Interest expense	13	14	1
Loss before taxes	(28)	(4)	24
Income tax (benefit) expense	(11)	2	13
Net loss	$(17)	$(6)	$11	65%

(1)	We recorded $6 and $2 million of restructuring costs in selling, general and administrative expenses for the first quarter of 2006 and 2005, respectively.

Net sales.    Our net sales increased in the first quarter of 2006 in comparison to the first quarter of 2005 due to (i) positive economic effects (principally reductions in rebates, cash discounts and returns and allowances, as well as pricing) of $26 million; (ii) foreign currency translation gains of $6 million, primarily due to the strong Brazilian Real and (iii) $23 million increase in volume. These increases were offset by $9 million related to Beck Arnley, our foreign nameplate distribution business that was sold in March of 2005.

Brake product sales were up in the first quarter of 2006 in comparison to the first quarter of 2005, due to foreign currency translation gains of $13 million, positive economic effects of $17 million and a $5 million increase due to volume.

Chassis product sales were up in the first quarter of 2006 in comparison to 2005. The increase in sales was due to a $3 million increase in positive economic effects.

Filtration product sales increased in 2006 primarily due to (i) positive economic effects of $6 million and (ii) $13 million increase in sales volume. These increases were partially offset by $2 million in foreign currency translation losses.

European products sales for the first quarter of 2006 were down slightly in comparison to the first quarter of 2005. European products and other volume increased $4 million, which was more than offset by currency translation losses of $6 million.

Eliminations and other consists of Beck Arnley sales and intercompany sales eliminations between product groupings. The sales were lower in the current year due to the divestiture of Beck Arnley in the first quarter of 2005. Beck Arnley sales were $9 million in the first quarter of 2005.

Cost of sales.    Our cost of sales increased in 2006 mainly due to the increase in sales. The gross margin for the first quarter of 2006 increased to 17% from 15% in the first quarter of 2005. This increase was due in part to the positive economic effects and increased sales volume. Additionally, we had a better absorption rate of our manufacturing costs in the first quarter of 2006 in comparison to 2005, which is partially due to the acquistion restructuring program.

Selling, general and administrative expenses.    Our selling, general and administrative expenses increased in 2006 over 2005. The increase in selling, general and administrative expenses was attributable not only to higher sales but also to other contributing factors such as the following:

•	During the first quarter of 2006 we reserved $2 million for accounts receivable due from Dana as a result of the their Chapter 11 filing on March 3, 2006.

•	We also recognized $6 million in restructuring costs relating to our comprehensive restructuring program, which was announced at the end of 2005.

•	We were required to establish a corporate office for Affinia after acquiring the Dana aftermarket business on November 30, 2004. The corporate office compensation expenses increased $3 million in the first quarter of 2006 in comparison to 2005 due to the increase in staffing levels. In addition, we incurred $3 million more in legal and professional fees during the first quarter of 2006 in comparison to 2005.

•	During August of 2005, we contracted Electronic Data Systems (‘‘EDS’’) to provide the information technology infrastructure for the Company. The EDS costs in the first quarter of 2006, which included some initial period start up costs, were higher than our internal information technology costs in the first quarter of 2005.

Operating profit.    Our operating profit increased in the current quarter in comparison to the prior year first quarter mainly due to a $21 million loss on the disposition of Beck Arnley in the first quarter of 2005. We disposed of Beck Arnley on March 31, 2005 because its operations did not match with our strategic objectives. Also contributing to the increase in operating profit was the gross margin improvement in the first quarter of 2006.

Interest expense.    Interest expense for the first quarter of 2006 was comparable to the same period last year. The interest and finance charges mainly relate to the Company's senior subordinated notes and senior credit facilities, entered into during the fourth quarter of 2004 to fund the Acquisition.

Income tax (benefit) expense.    The tax benefit rate for 2005 was 39% compared to a tax expense rate of 50% for the first quarter of 2006. Over 70% of the tax benefit in 2005 was related to the divestiture of Beck Arnley during the first quarter of 2005. The tax expense for the current quarter arises from providing income taxes on the resulting net profits after excluding the losses incurred by our U.K. subsidiaries. No tax benefit is currently recognized relative to those losses.

Net loss.    Net loss decreased in comparison to last year due to the factors described above.

Liquidity and Capital Resources

The Company's primary source of liquidity is cash flow from operations. We also have availability under our revolving credit facility and receivables facility, subject to certain requirements. Our primary liquidity requirements, which are significant, are for debt servicing, working capital, restructuring obligations and capital spending.

We are significantly leveraged as a result of the Acquisition. Affinia issued senior subordinated notes and entered into senior credit facilities, consisting of a revolving credit facility and term loan facility, and initiated a trade accounts receivable securitization program (the ‘‘Receivables Facility’’). As of March 31, 2006, we had $617 million in aggregate indebtedness, with an additional $113 million of borrowing capacity available under our revolving credit facility, after giving effect to $12 million in outstanding letters of credit, which reduced the amount available thereunder. The aggregate indebtedness increased $5 million since December 31, 2005. We had no amounts outstanding under our Receivables Facility as of March 31, 2006 and December 31, 2005. The Receivables Facility provides for a maximum borrowing capacity of $100 million subject to certain limitations.

We spent $5 million on capital expenditures during the three months ended March 31, 2006 and the Company expects capital expenditures to total between $35 and $40 million during 2006, primarily in connection with capital improvements intended to rationalize our manufacturing programs. Based on the current level of operations, the Company believes that cash flow from operations and available cash, together with available borrowings under its revolving credit facility and Receivables Facility, will be adequate to meet liquidity needs and restructuring plans and to fund planned capital expenditures. The Company may, however, need to refinance all or a portion of the principal amount of the senior subordinated notes and/or senior credit facility borrowings, on or prior to maturity, to meet liquidity needs. If it is determined that refinancing is necessary, and the Company is unable to secure such financing on acceptable terms, then the Company may have insufficient liquidity to carry on its operations and meet its obligations at such time.

The Company can give no assurance that its business will generate sufficient cash flow from operations, that revenue growth or operating improvements will be realized, or that future borrowings will be available under its revolving credit facility in an amount sufficient to enable it to service its indebtedness or to fund other liquidity needs.

Net cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2005 and 2006 was a $33 million use of cash and a $25 million use of cash, respectively. The $8 million improvement in use of cash from operating activities for the first three months of 2006 was principally due to other operating assets and a decrease in the net loss. Other operating assets was a $32 million use of cash in 2005 and a source of cash of $3 million in 2006. The other operating assets was a use of cash in the first quarter of 2005 due to a significant increase in prepaid expenses from the end of 2004 to the first quarter of 2005. The net loss decreased $11 million in the first quarter of 2006 in comparison to the first quarter of 2005. The increases in operating activities previously mentioned were offset by changes in trade receivables, inventory, and other operating liabilities.

Net cash used in investing activities

Net cash used in investing activities for the three months ended March 31, 2005 and 2006 was $4 million and $5 million, respectively. Historically, net cash used in investing activities has been for capital expenditures, offset by proceeds from the disposition of property, plant and equipment. Capital expenditures for the three months ended March 31, 2005 and 2006 were $5 million for each period.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2005 and 2006 was $2 million and $5 million, respectively. The increase in the source of cash for the comparable periods was due to a $5 million increase in short-term debt in the current period in comparison to $3 million for the three months ended March 31, 2005.

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

The senior credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the bank's prime rate and (2) the federal funds rate plus one-half of 1% or (b) LIBOR rate determined by reference to the costs of funds for deposits in U.S. dollars for the interest period relevant to such borrowing adjusted for certain additional costs. The applicable margins for borrowings under the revolving credit facility are 2.00% with respect to base rate borrowings and 3.00% with respect to LIBOR borrowings. The initial applicable margin for borrowings under the term loan facility was 1.50% with respect to base rate borrowings and 2.50% with respect to LIBOR borrowings. However, due to an amendment to our senior credit facilities in December 2005, in connection with our restructuring program, the applicable margin for borrowings under the term loan facility was increased to 2.00% with respect to base rate borrowings and 3.00% with respect to LIBOR borrowings. Following the amendment to our senior credit facilities, the applicable margin for borrowings under the revolving credit facility and the term loan facility may be reduced subject to our attaining certain leverage ratios or increased based on certain credit ratings as determined by Moody’s and Standard & Poor's.

In addition to paying interest on the outstanding principal under the senior credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect to the unutilized commitments at a rate equal to 0.50% per annum. We also paid customary letter of credit fees.

Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity on November 30, 2010.

The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability, and the ability of our subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness (including our senior subordinated notes), pay certain dividends and distributions or repurchase our capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness (including our senior subordinated notes), and change the business conducted by us and our subsidiaries. In addition, the senior credit facilities contain the following financial covenants: a maximum total leverage ratio; a minimum interest coverage ratio; and a maximum capital expenditures limitation. As of December 31, 2005 and March 31, 2006, we were in compliance with all of these covenants.

Our covenant levels and ratios for the quarter ended March 31, 2006 are as follows:

	Covenant Compliance Level at March 31, 2006	Ratios at March 31, 2006
Senior Credit Facilities
Minimum Adjusted EBITDA to cash interest ratio	2.00x	2.68x
Maximum net debt to Adjusted EBITDA ratio	5.50x	4.43x

Indenture.    The indenture governing the senior subordinated notes limits our and our subsidiaries' ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, use assets as security in other transactions and sell certain assets or merge with or into other companies. Subject to such limitations, Affinia and its restricted subsidiaries are permitted to incur additional indebtedness, including secured indebtedness, under the terms of the senior subordinated notes.

Adjusted EBITDA is used to determine our compliance with many of the covenants contained in our senior credit facilities and in the indenture governing the senior subordinated notes. Adjusted EBITDA is defined as EBITDA further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indenture and our senior credit facilities.

We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financing covenants.

The breach of covenants in our senior credit facilities that are tied to ratios based on Adjusted EBITDA could result in a default under those facilities and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under our indenture and Receivables Facility. Additionally, under the indenture, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Adjusted EBITDA. However, EBITDA and Adjusted EBITDA are not recognized terms under accounting principles generally accepted in the United States of America and do not purport to be alternatives to net income as a measure of operating performance. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management's discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements.

The following table reconciles net income to EBITDA and Adjusted EBITDA (Dollars in Millions):

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2006
Net loss	$(17)	$(6)
Interest expense	13	14
Depreciation and amortization	11	11
Income tax	(11)	2
EBITDA	(4)	21
Restructuring charges(a)	2	6
Beck Arnley(b)	24	—
Other adjustments(c)	(1)	1
Adjusted EBITDA	$21	$28

(a)	Certain costs such as restructuring are added back to EBITDA in accordance with the terms of our credit facilities.

(b)	Adjustments for net loss of Beck Arnley in accordance with the terms of our senior credit facilities. The pretax loss on the disposition of Beck Arnley was $21 million and Beck Arnley had a $3 million loss from operations.

(c)	Certain costs such as other non-recurring charges are added back to EBITDA in accordance with the terms of our senior credit facilities.

Receivables Facility.    Our off-balance sheet receivables facility provides up to $100 million in funding, based on availability of eligible receivables and satisfaction of other customary conditions. Under the Receivables Facility, receivables are sold by certain subsidiaries of the Company to a wholly-owned bankruptcy remote finance subsidiary of the Company, which transfers an undivided interest in the purchased receivables to a commercial paper conduit or its bank sponsor in exchange for cash.

Affinia Group Inc., as the receivables collection agent, services, administers and collects the receivables under the receivables purchase agreement for which it receives a monthly servicing fee at a rate of 1.00% per annum of the average daily outstanding balance of receivables. The receivables facility fees include a usage fee paid by the finance subsidiary, that varies based upon the Company's leverage ratio as calculated under the senior credit facilities. Funded amounts under the Receivables Facility bear interest at a rate equal to the conduit's pooled commercial paper rate plus the usage fee. At March 31, 2006, the usage fee margin for the Receivables Facility was 1.25% per annum of the amount funded. In addition, the finance subsidiary is required to pay a fee on the unused portion of the Receivables Facility that varies based upon the same ratio. At March 31, 2006 the unused fee was 0.50% per annum of the unused portion of the Receivables Facility.

Availability of funding under the Receivables Facility depends primarily upon the outstanding trade accounts receivable balance from time to time. Aggregate availability is determined by using a formula that reduces the gross receivables balance by factors that take into account historical default and dilution rates, obligor concentrations, average days outstanding and the costs of the facility. As of March 31, 2006, $279 million of our accounts receivable balance was considered eligible for financing under the program, of which approximately $82 million was available for funding. At March 31, 2006, we had no amounts outstanding under this facility.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

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

Our strategy for management of currency risk relies primarily on conducting our operations in a country's respective currency and may, from time to time, involve currency derivatives. As of March 31, 2006 we had no currency derivatives.

Interest rate risk

As of March 31, 2006, we had $312 million of variable rate debt outstanding. An increase of 1% in the average interest rate would increase future interest expense by approximately $3 million per year. We are required by our senior credit facilities, for a period of not less than two years from November 30, 2004, to maintain in effect appropriate interest protection and other hedging arrangements so that at least 40% of our aggregate obligations under the term loan facility, our senior subordinated notes and any additional senior subordinated notes we might issue will bear interest at a fixed rate. At March 31, 2006, the percentage of fixed rate to total debt of our aggregate obligations under the term loan facility and senior subordinated notes was approximately 49%. Our strategy for management of interest rate risk may, from time to time, involve interest rate derivatives. As of March 31, 2006 we had no interest rate derivatives.

Item 4.    Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 15a-5(c) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective in alerting them on a timely basis to information required to be included in our submissions and filings with the Securities and Exchange Commission. We identified a material weakness in our internal controls. Specifically, we did not have effective controls over recording accruals for customer rebates. We are in the process of implementing more effective controls, which will include additional review procedures, to ensure that the rebate costs are recorded in the correct period and that related period-end accruals are complete and accurate. We believe that our remediation efforts with regard to this material weakness will be completed by the end of the second quarter of 2006. Notwithstanding the material weaknesses described above, management has concluded that the condensed consolidated financial statements included in this quarterly report on Form 10-Q fairly present, in all material respects, the Company's financial position, results of operations and cash flows for the period presented.

As of December 31, 2005, we identified two material weaknesses associated with accounting for the impairment of fixed assets and the recording of funds received from the Receivable Facility that were used to partially fund the Acquisition. With regard to our remediation of our recording and reporting of non-routine, complex transactions, specifically with respect to the impairment of fixed assets in accordance with Statement of Financial Standard No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets’’ and the recording of the cash flow effects of purchase accounting, we made certain changes to our internal controls, including implementing internal controls and processes and hiring additional financial personnel with experience in complex transactions during the last fiscal quarter. With regard to our remediation of the control deficiency regarding recording of the cash flow effects of purchase accounting, we have increased our finance and accounting staff with individuals who have experience in complex accounting transactions. This control deficiency resulted in a misstatement to our consolidated statement of cash flows for the one month period ended December 31, 2004. As of the period covered by this report, we remediated the two material weaknesses by making the indicated changes to our internal controls. We have completed the process to verify the adequacy of the measure taken and ensure that these measures have completely addressed these previously identified concerns.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

Information regarding reportable legal proceedings is contained in Part I, ‘‘Item 3. Legal Proceedings’’ in our Annual Report on Form 10-K for the year ended December 31, 2005. The following describes legal proceedings, if any, that became reportable during the quarter ended March 31, 2006, and amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such quarter.

On January 30, 2006, Parker-Hannifin Corporation (‘‘Parker’’) filed a complaint and request for preliminary injunction against Wix Filtration Corp. (‘‘Wix’’), which is a wholly-owned subsidiary of Affinia, alleging patent infringement of four U.S. patents. Sold by Parker under the trade name ‘‘Racor,’’ these patents cover an oil filter and fuel filter, designed for the Ford F-150 pickup truck, which Parker was selling to Wix for sale into the automotive aftermarket prior to the complaint date. Wix’s response to Parker’s preliminary injunction brief was filed on May 10, 2006 and the preliminary injunction hearing is currently scheduled for June 5, 2006 in the U.S. District Court for the Eastern District of California. Wix intends to defend itself vigorously in this suit.

On March 3, 2006, Dana and forty of its domestic subsidiaries (the ‘‘Debtors’’) filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Southern District of New York (the ‘‘Court’’) (Case No. 06-10354). The Debtors will continue to operate their businesses as ‘‘debtors-in-possession’’ under the jurisdiction of the Court and in accordance with applicable provisions of the Bankruptcy Code and orders of the Court. Dana is, pursuant to the Purchase Agreement, contractually obligated to indemnify us for specified liabilities, including, among others, (1) liabilities arising out of legal proceedings commenced prior to the Acquisition and (2) liabilities for death, personal injury or other injury to persons (including, but not limited to, such liabilities that result from human exposure to asbestos) or property damage occurring prior to the Acquisition relating to the use or exposure to any of Dana's products designed, manufactured, served or sold by Dana. However, in the context of Dana's bankruptcy, Dana may be discharged entirely from its obligations to indemnify us for future defense settlements or payments in respect of any claim subject to its indemnification obligations and we may recover less than 100% of any indemnification obligations of Dana existing as of March 3, 2006. Further, we do not know whether any insurance that may have been maintained by Dana will cover the costs for which Dana is contractually obligated to indemnify us. In addition, if Dana is unable or unwilling to pay settlements or judgments, claims may be brought against us that historically have been asserted only against Dana and other current or former manufacturers of automotive products, not including us. The failure of Dana to honor its indemnification obligations could adversely affect our financial condition and results of operations. As of March 3, 2006 we fully reserved for the $2 million in accounts receivable due from the Debtors and that reserve remained in place at March 31, 2006. We have an ongoing business relationship with the Debtors and have recorded no additional reserves for the post petition accounts receivable due from the Debtors.

On April 20, 2006, Heritage, the owner of our former subsidiary Beck Arnley, and Beck Arnley filed suit against Affinia in the Rutherford County Chancery Court for the State of Tennessee. The suit arises out of Affinia’s sale of Beck Arnley to Heritage on March 31, 2005 and a subsequent tax election which Affinia was required to make under the Purchase Agreement with Dana. Affinia intends to vigorously defend this matter and does not currently believe it has any exposure. Affinia’s answer is due on June 2, 2006.

Item 1A.    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, ‘‘Item 1A. Risk Factors’’ in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.    Exhibits

(a)	Exhibits

(31) Certifications of Executive Officers pursuant to Rule 13a-14(a)

(32) Certifications of Executive Officers pursuant to 18 U.S.C. Section 1350(b)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFINIA GROUP INTERMEDIATE HOLDINGS INC.
By:	/s/ Terry R. McCormack
Terry R. McCormack Chief Executive Officer, President, and Director (Principal Executive Officer)
By:	/s/ Thomas H. Madden
Thomas H. Madden Chief Financial Officer (Principal Financial Officer)

Date: May 18, 2006