Form 10-Q
period 2006-06-30
Affinia Group Intermediate Holdings Inc.
filed 2006-08-14
CIK 1328655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549-1004

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

Affinia Group Intermediate Holdings Inc.

(Exact name of registrant as specified in its charter)

Delaware	Commission File No.	34-2022081
(State or other jurisdiction of Incorporation or Organization)	333-128166-10	(I.R.S. Employer Identification Number)

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and other important factors include, among others: our substantial leverage; limitations on flexibility in operating our business contained in our debt agreements; pricing pressure; the shift in demand from premium to economy producers; our dependence on our largest customers; increasing costs for manufactured components, raw materials, crude oil and energy prices; our ability to achieve cost savings from our restructuring; the consolidation of distributors; ‘‘pay-on-scan’’ programs and expansion of return policies; risks associated with our non-U.S. operations; product liability and customer warranty and recall claims; changes to environmental and automotive safety regulations; non-performance by, or insolvency of, our suppliers or our customers; the threat of work stoppages and other labor disputes; challenges to our intellectual property portfolio; exposure to product liability and other liabilities due to the Chapter 11 filing of Dana Corporation (‘‘Dana’’) for which Dana retained responsibility; and changing distribution channels. There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

Affinia Group Intermediate Holdings Inc.
Unaudited Condensed Consolidated Balance Sheets
(Dollars in Millions)

	December 31, 2005	June 30, 2006
Assets
Current assets:
Cash and cash equivalents	$82	$63
Trade accounts receivable, less allowances of $2 and $5 million, respectively, in 2005 and 2006	350	410
Inventories, net	417	426
Other current assets	58	60
Total current assets	907	959
Property, plant and equipment, net	198	193
Goodwill	57	54
Other intangible assets, net	178	174
Deferred financing costs	22	20
Other long-term assets	78	78
Total assets	$1,440	$1,478
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$232	$239
Other accrued expenses	142	155
Accrued payroll and employee benefits	34	33
Notes payable and current portion of long term debt	—	13
Total current liabilities	408	440
Long-term debt	612	612
Other noncurrent liabilities	45	50
Total liabilities	1,065	1,102
Minority interest in consolidated subsidiaries	1	2
Commitments and Contingencies
Common stock, $.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Additional paid in-capital	406	406
Accumulated deficit	(34)	(42)
Accumulated other comprehensive income	2	10
Shareholders' equity	374	374
Total liabilities and shareholders' equity	$1,440	$1,478

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.
Unaudited Condensed Consolidated Statements of Operations
(Dollars in Millions)

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2006	Six Months Ended June 30, 2005	Six Months Ended June 30, 2006
Net sales	$566	$562	$1,068	$1,110
Cost of sales	489	463	918	919
Gross profit	77	99	150	191
Selling, general and administrative expenses	64	85	130	169
Loss on disposition of Beck Arnley	—	—	21	—
Operating profit (loss)	13	14	(1)	22
Other income, net	3	2	2	4
Interest expense	14	15	27	29
Income (loss) before income taxes	2	1	(26)	(3)
Income tax expense (benefit)	1	3	(10)	5
Income (loss) from continuing operations	1	(2)	(16)	(8)
Income from discontinued operations, net of tax	1	—	1	—
Net income (loss)	$2	$(2)	$(15)	$(8)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollars in Millions)

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2006
Operating activities
Net loss	$(15)	$(8)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	23	23
Provision for deferred income taxes	(5)	(2)
Changes in current assets and liabilities:
Trade accounts receivable	(56)	(60)
Inventories	36	(9)
Other operating assets	(9)	—
Other operating liabilities	25	19
Other	8	9
Net cash provided by (used in) operating activities of continuing operations	7	(28)
Net cash used in operating activities of discontinued operations	(1)	—
Net cash provided by (used in) operating activities	6	(28)
Investing activities
Working capital settlement with Dana	(28)	—
Proceeds from sales of assets	1	—
Additions to property, plant and equipment	(15)	(12)
Net cash used in investing activities of continuing operations	(42)	(12)
Net cash used in investing activities of discontinued operations	—	—
Net cash used in investing activities	(42)	(12)
Financing activities
Short-term debt, net	—	13
Payment of long-term debt	(2)	—
Net cash (used in) provided by financing activities of continuing operations	(2)	13
Net cash (used in) provided by financing activities of discontinued operations	—	—
Net cash (used in) provided by financing activities	(2)	13
Effect of exchange rate changes on cash	(8)	8
Change in cash and cash equivalents	(46)	(19)
Cash and cash equivalents at beginning of the period	80	82
Cash and cash equivalents at end of the period	$34	$63
Supplemental cash flows information
Cash paid during the period for:
Interest	$21	$26
Income taxes	$9	$7

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Description of Business

On November 30, 2004, Affinia Group Inc. (‘‘Affinia’’), a newly-formed company controlled by affiliates of The Cypress Group L.L.C., completed the acquisition of all of the outstanding shares of capital stock of certain subsidiaries and certain assets consisting primarily of Dana’s automotive aftermarket business operations (the ‘‘Acquisition’’) pursuant to the stock and asset purchase agreement (the ‘‘Purchase Agreement’’), as amended, with Dana. Affinia is a wholly-owned subsidiary of Affinia Group Intermediate Holdings Inc.

Affinia is a leading designer, manufacturer and distributor of aftermarket components for passenger cars, sport utility vehicles, light, medium and heavy trucks and off-highway vehicles. Our broad range of brake, filtration and chassis products are sold in North America, Europe, South America and Asia.

Note 2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Affinia Group Intermediate Holdings Inc. and its subsidiaries. In these notes to the financial statements, the terms ‘‘the Company,’’ ‘‘we,’’ ‘‘our’’ and ‘‘us’’ refer to Affinia Group Intermediate Holdings Inc. and its subsidiaries on a consolidated basis.

The interim financial information is prepared in conformity with accounting principles generally accepted in the United States of America and such principles are applied on a basis consistent with information reflected in our Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (the ‘‘SEC’’). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim period.

Our Condensed Consolidated Statement of Operations for the three and six month period ending June 30, 2005 has been reclassified for the sale of Candados Universales de Mexico, S.A. de C.V. (‘‘Cumsa’’) and the distribution company for Cumsa (Auto Parts Acquisition LLC). This sale was completed in the third quarter of 2005 and qualified for discontinued operations treatment.

Note 3.	New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (the ‘‘FASB’’) issued FASB Interpretation (‘‘FIN’’) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based solely on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

In November 2005, the FASB issued FASB Staff Position (‘‘FSP’’) 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Award Payments (‘‘FSP 123(R)-3’’). The provisions of FSP 123(R)-3 set forth an alternative method of calculating the excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). The Company, which is currently evaluating its available transition alternatives, has until November 2006 to make its one-time election.

Note 4.	Inventories, net

Inventories, net consist of the following (Dollars in Millions):

	At December 31, 2005	At June 30, 2006
Raw materials	$107	$112
Work-in-process	21	20
Finished goods	289	294
	$417	$426

Note 5.	Comprehensive Income (loss)

The elements of comprehensive income (loss) are presented in the following table (Dollars in Millions):

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2006	Six Months Ended June 30, 2005	Six Months Ended June 30, 2006
Net income (loss)	$2	$(2)	$(15)	$(8)
Change in foreign currency translation adjustments (net of tax)	(2)	4	(8)	8
Comprehensive income (loss)	—	$2	$(23)	$—

Note 6.	Goodwill

The following table summarizes goodwill activity for the first six months of 2006 (Dollars in Millions):

Six Months Ended June 30, 2006
Balance at December 31, 2005	$57
Tax benefit reduction	(3)
Balance at June 30, 2006	$54

In accordance with SFAS No. 109 Accounting for Income Taxes the tax benefit for the excess of tax-deductible goodwill over the reported amount of goodwill is applied to reduce the goodwill related to the Acquistion. The tax benefit for the excess of tax deductible goodwill will reduce reported goodwill by approximately $1.3 million each quarter until goodwill is decreased to zero.

Note 7.	Commitments and Contingencies

At June 30, 2006, the Company had purchase commitments for property, plant and equipment of approximately $4 million.

A reconciliation of the changes in our return reserve is as follows (Dollars in Millions):

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2006
Beginning balance	$18	$19
Amounts charged	27	27
Returns processed	(25)	(27)
	$20	$19

In March 2005, the FASB issued FIN No. 47 Accounting for Conditional Asset Retirement Obligations. We adopted FIN No. 47 effective December 31, 2005.  FIN No. 47 requires that a liability for the fair value of an Asset Retirement Obligation (‘‘ARO’’) be recognized in the period in which it is incurred if it can be reasonably estimated, with the offsetting associated asset retirement costs capitalized as part of the carrying amount of the long-lived asset.  The ARO is subsequently allocated to expense using a systematic and rational method over its useful life.  Changes in the ARO liability resulting from the passage of time are recognized as an increase in the carrying amount of the liability and an accretion to expense.  Changes resulting from revisions to the timing or amount of the original estimate of cash flows are recognized as an increase or a decrease in both the asset and liability.  Our ARO liability recorded at December 31, 2005 and June 30, 2006 was $3 million and the accretion for the quarter was less than $1 million.

Note 8.    Restructuring of Operations

In 2005, we announced two restructuring plans: (i) a restructuring plan that we announced at the beginning of 2005 as part of the Acquisition, also referred to herein as the acquisition restructuring and (ii) a restructuring plan that we announced at the end of 2005, also referred to herein as the comprehensive restructuring.

In December 2005, we announced the closure of our Southampton (UK) facility. Additionally, in March 2006 we announced the closure of the Erie (PA), North East (PA) and the McHenry (IL) plants and our intent to sell the Waupauca (WI), Sudbury (Ontario, Canada) and St. Catharines (Ontario, Canada) facilities. We were unable to find a buyer for the St. Catharines, Ontario foundry. Consequently, in June 2006 we announced our decision to close the foundry. Additional facility closures will be announced periodically over the remainder of 2006 and during 2007. During 2005, in connection with the comprehensive restructuring, we recorded a charge of $21 million to cost of sales and $2 million to selling, general and administrative expenses, primarily comprised of severance costs and fixed asset impairment for the comprehensive restructuring. The write-down of fixed assets was accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Severance costs are being accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. We currently estimate that we will incur in the aggregate approximately $152 million of cash and non cash restructuring costs for the comprehensive restructuring plan.

In the first quarter of 2005, as part of the Acquisition, we announced the acquisition restructuring. The acquisition restructuring plan was initiated to take advantage of opportunities we identified prior to the Acquisition but were limited in our ability to actively pursue as part of Dana due to resource constraints. During 2005, acquisition restructuring costs of $21 million were recorded to goodwill as an adjustment to the opening balance sheet, comprised of severance costs, fixed asset impairments and other exit costs. Additionally in 2005, we charged directly to selling, general and administrative expenses $2 million relating to current period exit costs.

At June 30, 2006, $14 million of restructuring charges remained in accrued liabilities, relating to wage and healthcare continuation for severed employees and other termination costs. These remaining liabilities are expected to be paid during the balance of 2006. The following table summarizes the activity in accrued restructuring expenses for our continuing operations during the first six months of 2006 (Dollars in Millions):

Balance at December 31, 2005	$8
Charges to expense:
Severance and benefit related expenses	11
Asset write-offs expense	1
Other expenses	2
Total restructuring expenses	14
Cash payments and asset write-offs:
Cash payments	(7)
Asset write-offs	(1)
Total cash payments and asset write-offs	(8)
Balance at June 30, 2006	$14

Note 9.	Related Party Transactions

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

On April 29, 2005, Dana paid the Company $12 million in settlement of the TSA noted above, as well as $11 million for uncollectible receivables covered by the Purchase Agreement, offset by $13 million of original purchase price consideration and $2 million of working capital adjustments, which resulted in a net payment of $8 million to us.

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

As of March 31, 2006 we fully reserved for the $2 million in accounts receivable due from the Debtors. The reserve was reduced by the payments we received during the second quarter, which reduced the reserve to approximately $1 million as of June 30, 2006. We have an ongoing business relationship with the Debtors and have recorded no additional reserves for the post petition accounts receivable due from the Debtors.

Note 10.	Segment and Geographic Information

The Company operates in a single business segment, which is the design, manufacturing and distribution of aftermarket components for passenger cars, sport utility vehicles, light, medium and heavy trucks and off-highway vehicles. The products and services, customer base, distribution channel, manufacturing process, procurement, and economic characteristics are similar throughout all of the Company's operations.

Net sales by geographic region were as follows (Dollars in Millions):

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2006	Six Months Ended June 30, 2005	Six Months Ended June 30, 2006
North America	$412	$405	$775	$803
Other continents	154	157	293	307
	$566	$562	$1,068	$1,110

Long-lived assets by geographic region were as follows (Dollars in Millions):

	December 31, 2005	June 30, 2006
North America	$142	$135
Other continents	56	58
	$198	$193

Net sales by geographic area were determined based on origin of sale. Geographic data on long-lived assets was based on physical location of those assets.

Note 11.	Divestiture of Affiliate

On March 31, 2005, Affinia completed the legal sale of its subsidiary, Beck Arnley Worldparts Corporation (‘‘Beck Arnley’’) to Heritage Equity Group (‘‘Heritage’’), pursuant to a stock purchase agreement. The contingent purchase price, which was based on future sales of Beck Arnley, for the stock of Beck Arnley was $5 million to be paid starting in 2006. Affinia also made a $3 million five year term loan to Beck Arnley, bearing interest at nine percent per annum. In addition, the stock purchase agreement provided that all of the cash at Beck Arnley, with the exception of $2 million, be retained by the Company. As a result, Affinia retained $17 million of cash that was held on the books of Beck Arnley. In connection with the transaction, Affinia recognized a pre-tax loss on the sale of $21 million, in addition to the $3 million loss from normal operations in the first quarter of 2005. Due to Affinia's $3 million working capital loan to Beck Arnley and the contingent consideration, the sale of Beck Arnley did not qualify as a sale under accounting rules and could not be presented as a discontinued operation.

On April 20, 2006, Heritage, the owner of our former subsidiary Beck Arnley, and Beck Arnley filed suit against Affinia in the Rutherford County Chancery Court for the State of Tennessee. The suit arises out of Affinia’s sale of Beck Arnley to Heritage on March 31, 2005 and a subsequent tax election which Affinia was required to make under the Purchase Agreement with Dana. Affinia intends to vigorously defend this matter and does not believe it has any liability. Affinia has moved to dismiss the suit in Tennessee.

Note 12.	Discontinued Operation

During the third quarter of 2005, we completed the sale of Candados Universales de Mexico, S.A. de C.V. (‘‘Cumsa’’), one of our Mexican operations, and the distribution company for Cumsa (Auto Parts Acquisition LLC) for $7 million in cash. Under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we classify a business component that has been disposed of as a discontinued operation if the cash flow of the component has been eliminated from our ongoing operations and we will no longer have any significant continuing involvement in the component. The results of operations of our discontinued operations through the date of sale, including any gains or losses on disposition, are aggregated and presented on one line in the consolidated statement of operations. SFAS No. 144 requires the reclassification of amounts presented for prior years as discontinued operations. The amounts presented in the Consolidated Statement of Operations for the three month period ended March 31, 2005 were reclassified to comply with SFAS No. 144. The after-tax loss recognized on the sale during the third quarter of fiscal 2005 was $0.4 million. The Condensed Consolidated Statement of Operations for the prior period has been reclassified to reflect the results of operations of this divested business as a discontinued operation.

Note 13.	Stock Option Plans

In August of 2005, we granted 140,700 options. During the three month period ended June 30, 2006, we granted another 14,060 options. During the six months ended June 30, 2006 1,500 options were forfeited/expired and none were exercised. The exercise price is $100 per option. Each option expires August 1, 2015. One-half of the options vest based on the performance of the Company and the remaining portion vests at the end of each year ratably over the period from the year of the grant until December 31, 2009. The weighted fair value of the options’ granted was approximately $2 million as of June 30, 2006 and we recognized $0.2 million in selling, general and administrative expenses in relation to the options during the six months ended June 30, 2006.

We adopted SFAS 123(R), Share-Based Payment, during the fourth quarter of 2005 and account for our employee stock options under the fair value method of accounting using a Black-Scholes model to measure stock-based compensation expense at the date of grant. Our weighted-average Black-Scholes fair value assumptions include:

2006
Effective term	6 years
Risk free interest rate	4.2%
Expected volatility	40.0%
Expected dividend yield	0.0%

Note 14.	Financial Information for Guarantors and Non-Guarantors

In connection with the Acquisition on November 30, 2004, Affinia issued $300 million of 9% Senior Subordinated Notes due 2014 (the ‘‘Unregistered Notes’’) to qualified institutional buyers and certain persons in offshore transactions. The Unregistered Notes, which were exchanged for $300 million of 9% Senior Subordinated Notes due 2014 registered under the Securities Act on November 2, 2005 (the ‘‘Notes’’), are guaranteed by all of Affinia's wholly-owned domestic subsidiaries and by Affinia's direct parent, Affinia Group Intermediate Holdings Inc. (referred to in the following tables as ‘‘Parent’’). These guarantors jointly and severally guarantee Affinia's obligations under the Notes and such guarantees represent full and unconditional general obligations of each guarantor. In the following tables, ‘‘Issuer’’ refers to Affinia and ‘‘Guarantors’’ refers to Affinia’s subsidiary guarantors. The Parent and the Guarantors also unconditionally guarantee Affinia's borrowings under its senior secured credit facilities on the same basis.

The following unaudited information presents Consolidating Statements of Operations for the three and six months ended June 30, 2005 and 2006, Consolidating Statements of Cash Flows for the six months ended June 30, 2005 and 2006 and Consolidating Balance Sheets as of December 31, 2005 and June 30, 2006 to arrive at the information for the Company on a consolidated basis. Other separate financial statements and other disclosures concerning the Parent and the Guarantors are not presented because management does not believe that such information is material to investors.

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor
Consolidating Statement of Operations
For the Three Months Ended June 30, 2005

(Dollars in Millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$341	$305	$(80)	$566
Cost of sales	—	—	286	283	(80)	489
Gross profit	—	—	55	22	—	77
Selling, general and administrative expenses	—	10	29	25	—	64
Operating (loss) profit	—	(10)	26	(3)	—	13
Other income, net	—	—	1	2	—	3
Interest expense	—	13	—	1	—	14
(Loss) income before taxes	—	(23)	27	(2)	—	2
Income tax (benefit) expense	—	(9)	5	5	—	1
(Loss) income from continuing operations	—	(14)	22	(7)	—	1
Income from discontinued operations, net of tax	—	—	1	—	—	1
(Loss) income before equity interest in income	—	(14)	23	(7)	—	2
Equity interest in income, net of tax	2	18	8	21	(49)	—
Net income (loss)	$2	$4	$31	$14	$(49)	$2

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor
Consolidating Statement of Operations
For the Six Months Ended June 30, 2005

(Dollars in Millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$639	$523	$(94)	$1,068
Cost of sales	—	—	528	484	(94)	918
Gross profit	—	—	111	39	—	150
Selling, general and administrative expenses	—	15	66	49	—	130
Loss on disposition of Beck Arnley	—	—	—	21	—	21
Operating (loss) profit	—	(15)	45	(31)	—	(1)
Other income, net	—	—	1	1	—	2
Interest expense	—	26	—	1	—	27
(Loss) income before taxes	—	(41)	46	(31)	—	(26)
Income tax (benefit) expense	—	(16)	15	(9)	—	(10)
(Loss) income from continuing operations	—	(25)	31	(22)	—	(16)
Income from discontinued operations, net of tax	—	—	1	—	—	1
(Loss) income before equity interest in income	—	(25)	32	(22)	—	(15)
Equity interest in income, net of tax	(15)	26	8	31	(50)	—
Net (loss) income	$(15)	$1	$40	$9	$(50)	$(15)

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor
Consolidating Statement of Operations
For the Three Months Ended June 30, 2006

(Dollars in Millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$334	$323	$(95)	$562
Cost of sales	—	—	235	323	(95)	463
Gross profit	—	—	99	—	—	99
Selling, general and administrative expenses	—	13	39	33	—	85
Operating (loss) profit	—	(13)	60	(33)	—	14
Other income, net	—	1	—	1	—	2
Interest expense	—	15	—	—	—	15
(Loss) income before taxes and minority interest	—	(27)	60	(32)	—	1
Income tax expense	—	1	—	2	—	3
(Loss) income before equity interest in income	—	(28)	60	(34)	—	(2)
Equity interest in income, net of tax	(2)	33	6	11	(48)	—
Net income (loss)	$(2)	$5	$66	$(23)	$(48)	$(2)

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor
Consolidating Statement of Operations
For the Six Months Ended June 30, 2006

(Dollars in Millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$664	$633	$(187)	$1,110
Cost of sales	—	—	495	611	(187)	919
Gross profit	—	—	169	22	—	191
Selling, general and administrative expenses		23	83	63		169
Operating (loss) profit	—	(23)	86	(41)	—	22
Other income, net	—	1	1	2	—	4
Interest expense	—	29	—	—	—	29
(Loss) income before taxes and minority interest	—	(51)	87	(39)	—	(3)
Income tax (benefit) expense	—	—	—	5	—	5
(Loss) income before equity interest in income	—	(51)	87	(44)	—	(8)
Equity interest in income, net of tax	(8)	52	(5)	15	(54)	—
Net (loss) income	$(8)	$1	$82	$(29)	$(54)	$(8)

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor
Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2005

(Dollars in Millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Elimination	Consolidated Total
Operating activities
Net (loss) income from continuing operations	$(16)	$1	$40	$9	$(49)	$(15)
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	12	11	—	23
Provision for deferred income taxes	—	—	(5)	—	—	(5)
Change in current assets & liabilities:
Equity in income	16	(26)	(8)	(31)	49	—
Trade accounts receivable	—	5	(34)	(27)	—	(56)
Inventories	—	—	17	19	—	36
Other operating assets	—	8	39	(56)	—	(9)
Other operating liabilities	—	(44)	3	66	—	25
Other	—	—	—	8	—	8
Net cash (used in) provided by operating activities of continuing operations	—	(56)	64	(1)	—	7
Net cash used in operating activities of discontinued operations	—	—	(1)	—	—	(1)
Net cash (used in) provided by operating activities	—	(56)	63	(1)	—	6
Investing activities
Working capital settlement with Dana	—	(28)	—	—	—	(28)
Proceeds from sale of assets	—	—	1	—	—	1
Additions to property, plant and equipment	—	(4)	(5)	(6)	—	(15)
Net cash used in investing activities of continuing operations	—	(32)	(4)	(6)	—	(42)
Net cash used in investing activities of discontinued operations	—	—	—	—	—	—
Net cash used in investing activities	—	(32)	(4)	(6)	—	(42)
Financing activities
Payment of long-term debt	—	(2)	—	—	—	(2)
Net transactions with Parent	—	52	(56)	4	—	—
Net cash provided by (used in) financing activities of continuing operations	—	50	(56)	4	—	(2)
Net cash used in financing activities of discontinued operations	—	—	—	—	—	—
Net cash provided by (used in) financing activities	—	50	(56)	4	—	(2)
Effect of exchange rates on cash	—	—	—	(8)	—	(8)
Change in cash and cash equivalents	—	(38)	3	(11)	—	(46)
Cash and cash equivalents at beginning of period	—	48	—	32	—	80
Cash and cash equivalents at end of period	$—	$10	$3	$21	$—	$34

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor
Consolidating Statement of Cash Flows
For the Six Months June 30, 2006

(Dollars in Millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Elimination	Consolidated Total
Operating activities
Net (loss) income	$(8)	$1	$82	$(29)	$(54)	$(8)
Adjustments to reconcile net (loss) income from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	—	5	10	8	—	23
Provision for deferred income taxes	—	(1)	—	(1)	—	(2)
Change in current assets and liabilities:
Equity in income	8	(52)	5	(15)	54	—
Trade accounts receivable	—	11	(40)	(31)	—	(60)
Inventories	—	—	(5)	(4)	—	(9)
Other operating assets	—	(6)	(1)	7	—	—
Other operating liabilities	—	—	11	8	—	19
Other	—	(5)	(59)	73	—	9
Net cash (used in) provided by operating activities of continuing operations	—	(47)	3	16	—	(28)
Net cash provided by operating activities of discontinued operations	—	—	—	—	—	—
Net cash (used in) provided by operating activities	—	(47)	3	16	—	(28)
Investing activities
Proceeds from sale of assets	—	—	—	—	—	—
Additions to property, plant, and equipment	—	(3)	(4)	(5)	—	(12)
Other investing activities	—	—	—	—	—	—
Net cash used in investing activities of continuing operations	—	(3)	(4)	(5)	—	(12)
Net cash used in investing activities of discontinued operations	—	—	—	—	—	—
Net cash used in investing activities	—	(3)	(4)	(5)	—	(12)
Financing activities
Short-term debt, net	—	13	—	—	—	13
Payment of long-term debt	—	—	—	—	—	—
Net transactions with Parent	—	—	—	—	—	—
Net cash provided by (used in) financing activities of continuing operations	—	13	—	—	—	13
Net cash used in financing activities of discontinued operations	—	—	—	—	—	—
Net cash provided by (used in) financing activities	—	13	—	—	—	13
Effect of exchange rates on cash	—	—	—	8	—	8
Change in cash and cash equivalents	—	(37)	(1)	19	—	(19)
Cash and cash equivalents at beginning of period	—	44	1	37	—	82
Cash and cash equivalents at end of period	$—	$7	$—	$56	$—	$63

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor
Consolidating Balance Sheet
December 31, 2005

(Dollars in Millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$44	$1	$37	$—	$82
Accounts receivable, net	—	32	190	128	—	350
Inventories, net	—	—	245	172	—	417
Other current assets	—	31	2	25	—	58
Total current assets	—	107	438	362	—	907
Investments and other assets	—	319	2	14	—	335
Intercompany investments	366	979	404	206	(1,955)	—
Intercompany receivables	—	(247)	228	19	—	—
Property, plant and equipment, Net	—	5	94	99	—	198
Total assets	$366	$1,163	$1,166	$700	$(1,955)	$1,440
Liabilities and Shareholders’
Equity
Current liabilities:
Accounts payable	$—	$13	$111	$108	$—	$232
Accrued payroll and employee benefits	—	14	8	12	—	34
Other accrued liabilities	—	64	46	32	—	142
Total current liabilities	—	91	165	152	—	408
Other noncurrent liabilities	—	39	—	6	—	45
Long-term debt	—	612	—	—	—	612
Total liabilities	—	742	165	158	—	1,065
Minority interest in consolidated subsidiaries	—	—	1	—	—	1
Shareholders’ equity	366	421	1,000	542	(1,955)	374
Total liabilities and Shareholders’ equity	$366	$1,163	$1,166	$700	$(1,955)	$1,440

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor
Consolidating Balance Sheet
June 30, 2006

(Dollars in Millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$7	$—	$56	$—	$63
Accounts receivable, net	—	21	230	159	—	410
Inventories, net	—	—	250	176	—	426
Other current assets	—	37	2	21	—	60
Total current assets	—	65	482	412	—	959
Investments and other assets	—	312	1	13	—	326
Intercompany investments	358	1,031	398	222	(2,009)	—
Intercompany receivables	—	(251)	252	(1)	—	—
Property, plant and equipment, net	—	7	92	94	—	193
Total assets	$358	$1,164	$1,225	$740	$(2,009)	$1,478
Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable and current portion of long term debt	$—	$13	$—	$—	$—	$13
Accounts payable	—	11	118	110	—	239
Accrued payroll and employee benefits	—	9	8	16	—	33
Other accrued expenses	—	71	50	34	—	155
Total current liabilities	—	104	176	160	—	440
Other noncurrent liabilities	—	43	1	6	—	50
Long-term debt	—	612	—	—	—	612
Total liabilities	—	759	177	166	—	1,102
Minority interest in consolidated subsidiaries	—	—	2	—	—	2
Shareholders’ equity	358	405	1,046	574	(2,009)	374
Total liabilities and shareholders’ equity	$358	$1,164	$1,225	$740	$(2,009)	$1,478

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

Affinia is a leading designer, manufacturer and distributor of aftermarket components for passenger cars, sport utility vehicles, light, medium and heavy trucks and off-highway vehicles. Our broad range of brake, filtration and chassis products are sold in North America, Europe, South America and Asia. In the first six months of 2006, brake and filtration products, which by their nature sustain significant wear and must routinely be replaced, represented 49% and 32% of our net sales, respectively. Chassis products, which include steering, suspension and driveline components, represented 7% of our net sales in the first six months of 2006. The remaining 12% of our first six months of net sales were derived from our European products.

The second quarter sales were down marginally due in part to our decision to terminate a relationship with a customer, which accounted for an $18 million unfavorable impact on our second quarter sales. Exluding the termination of this customer relationship, we have experienced a positive trend in sales growth since the first quarter of 2005. Since the Acquistion we have been able to focus on our principal products, which has had a favorable impact on sales growth as shown below.

Percent Increase
Quarter compared to Quarter
First Quarter 2005 compared to 2004	−4%
Second Quarter 2005 compared to 2004	1%
Third Quarter 2005 compared to 2004	3%
Fourth Quarter 2005 compared to 2004	9%
First Quarter 2006 compared to 2005	9%
Second Quarter 2006 compared to 2005	−1%
First six months of 2006 compared to first six months of 2005*	4%

*	The first quarter increase of 9% was partially due to a significant amount of product ordered near the end of the first quarter. Therefore, management believes a six month comparison better illustrates the sales trend for the company.

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

In December 2005, we announced the closure of one facility, our Southampton (UK) facility. Additionally, in March 2006 we announced the closure of the Erie (PA), North East (PA) and the McHenry (IL) plants and our intent to sell our Waupauca (WI), Sudbury (Ontario, Canada) and St. Catharines (Ontario, Canada) facilities. We were unable to find a buyer for the St. Catharines, Ontario foundry. Consequently, we announced in June 2006 our decision to close the foundry. The Company expects the closure of this facility to be completed by the end of 2006.     Additional facility closures will be announced periodically over the remainder of 2006 and during 2007. We currently estimate that we will incur in the aggregate approximately $152 million of cash and non-cash restructuring costs for the comprehensive restructuring.

In the first quarter of 2005, as part of the Acquisition, we announced the acquisition restructuring. The acquisition restructuring plan was initiated to take advantage of opportunities we identified prior to the Acquisition but were, due to resource constraints, limited in our ability to actively pursue as part of Dana.

At June 30, 2006, $14 million of restructuring charges remained in accrued liabilities for the acquisition and comprehensive restructuring, relating to wage and healthcare continuation for severed employees and other termination costs. These remaining liabilities are expected to be paid during the balance of 2006.

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

Results of Operations

Three months ended June 30, 2005 compared to three months ended June 30, 2006.

The following table summarizes the consolidated results for the three months ended June 30, 2005 and the consolidated results for the three months ended June 30, 2006 (Dollars in Millions):

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2006	Dollar Change	Percent Change
Net sales
Brake products	$282	$272	$(10)	(4%)
Chassis products	44	41	(3)	(7%)
Filtration products	173	181	8	5%
European products	70	70	—	—
Eliminations and other	(3)	(2)	1	33%
Total net sales	566	562	(4)	(1%)
Cost of sales	489	463	(26)	(5%)
Gross profit	77	99	22	29%
Gross margin	14%	18%
Selling, general and administrative expenses	64	85	21	33%
Selling, general and administrative expenses as a percent of sales	11%	15%
Operating profit	13	14	1	8%
Operating margin	2%	2%
Other income, net	3	2	(1)
Interest expense	14	15	1
Income before taxes	2	1	(1)
Income tax expense	1	3	2
Income from continuing operations	1	(2)	(3)
Income from discontinued operations, net of tax	1	—	(1)
Net income	2	(2)	(4)

Net sales.    Our net sales decreased by one percent in the second quarter of 2006 in comparison to the second quarter of 2005 due to a $10 million decrease in volume and the termination of a customer relationship, which had a $18 million unfavorable impact on the second quarter sales. Brake products and Chassis products sales were impacted by our decision to terminate a relationship with a customer in the second quarter. These decreases were offset by (i) positive economic effects (principally reductions in rebates, cash discounts and returns and allowances, as well as pricing) of $11 million and (ii) foreign currency translation gains of $13 million, primarily due to the strong Brazilian Real, Canadian Dollar, and British Pound. Our net sales decreased during the quarter due to the prieviously mentioned factors; however, these decreases were mitigated by favorable growth from one of our major customers.

Brake product sales were down in the second quarter of 2006 in comparison to the second quarter of 2005, due to a $7 million decrease in volume and a $16 million unfavorable impact relating to the termination of a customer. Offsetting these decreases were foreign currency translation gains of $10 million and positive economic effects of $3 million.

Chassis product sales were down in the second quarter of 2006 in comparison to the second quarter of 2005. The decrease in sales was due to a $5 million decrease in volume and a $2 million unfavorable impact relating to the termination of a customer. However, these decreases were offset by $3 million in positive economic effects and $1 million in currency translation gains.

Filtration product sales increased in the second quarter of 2006 primarily due to (i) positive economic effects of $4 million; (ii) $2 million increase in sales volume and (iii) $2 million in foreign currency translation gains.

Cost of sales.    The gross margin for the second quarter of 2006 increased to 18% from 14% in the second quarter of 2005. This increase was due in part to the previously discussed positive economic effects. Additionally, we had a better absorption rate of our manufacturing costs in the second quarter of 2006 in comparison to 2005, which is partially due to the acquistion restructuring program. The comprehensive restructuring program commenced at the end of 2005 and is expected to further improve absorption rates in subsequent years.

Selling, general and administrative expenses.    Our selling, general and administrative expenses increased in the second quarter of 2006 in comparison to the second quarter of 2005. The increase in selling, general and administrative expenses was primarily attributable to the following:

•	We recognized $8 million in restructuring costs relating to our comprehensive restructuring program, which was announced at the end of 2005.

•	We were required to establish a corporate office for Affinia after acquiring the Dana aftermarket business on November 30, 2004. The corporate office compensation expenses increased $3 million in the second quarter of 2006 in comparison to 2005 due to the increase in staffing levels.

•	We incurred $2 million in costs relating to Sarbanes Oxley compliance in the second quarter of 2006.

•	During the second quarter of 2006, we increased our advertising costs by approximately $2 million over the second quarter of 2005.

Operating profit.    Our operating profit increased in the current quarter in comparison to the prior year second quarter due to the improved gross margin.

Interest expense.    Interest expense for the second quarter of 2006 was up slightly from the same period last year. The interest and finance charges mainly relate to the Company's senior subordinated notes and senior credit facilities entered into during the fourth quarter of 2004 to fund the Acquisition. Interest expense for the second quarter was slightly higher primarily due to an increase in pricing associated with an amendment to our senior credit facility in December 2005 along with a general increase in variable short term interest rates.

Income tax expense.    The tax expense for 2006 was $3 million for the three months ended June 30, 2006 compared to $1 million for the second quarter of 2005. The increased tax expense for the current quarter arises from providing income taxes on the resulting net profits after excluding the losses incurred by our UK subsidiaries. No tax benefit is currently being recognized relative to those losses.

Results of Operations

Six months ended June 30, 2005 compared to six months ended June 30, 2006.

The following table summarizes the consolidated results for the six months ended June 30, 2005 and the consolidated results for the six months ended June 30, 2006 (Dollars in Millions):

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2006	Dollar Change	Percent Change
Net sales
Brake products	$520	$545	$25	5%
Chassis products	83	83	—	—
Filtration products	326	351	25	8%
European products	136	134	(2)	(1%)
Eliminations and other	3	(3)	(6)	N/M
Total net sales	1,068	1,110	42	4%
Cost of sales	918	919	1	N/M
Gross profit	150	191	41	27%
Gross margin	14%	17%
Selling, general and administrative expenses	130	169	39	30%
Selling, general and administrative expenses as a percent of sales	12%	15%
Loss on disposition of Beck Arnley	21	—	(21)	N/M
Operating (loss) income	(1)	22	23	N/M
Operating margin	N/M	2%
Other income, net	2	4	2
Interest expense	27	29	2
(Loss) income before taxes	(26)	(3)	23
Income tax (benefit) expense	(10)	5	15
(Loss) from continuing operations	(16)	(8)	8
Income from discontinued operations, net of tax	1	—	(1)
Net (loss)	(15)	(8)	7

N/M	– represents not meaningful

Net sales.    Our net sales increased in the first six months of 2006 in comparison to the first six months of 2005 due to (i) positive economic effects (principally reductions in rebates, cash discounts and returns and allowances, as well as pricing) of $60 million and (ii) foreign currency translation gains of $18 million, primarily due to the strong Brazilian Real, Canadian Dollar and British Pound. These increases were offset by a $22 million unfavorable impact relating to the termination of a customer, a $5 million decrease in volume and by $9 million related to Beck Arnley, our foreign nameplate distribution business that was sold in March of 2005.

Brake product sales were up in the first six months of 2006 in comparison to the first six months of 2005, due to foreign currency translation gains of $22 million, positive economic effects of $21 million and a $1 million increase in volume. Offsetting these increases was a $19 million unfavorable impact for the termination of a customer.

Chassis product sales were flat in the first six months of 2006 in comparison to 2005. The positive economic effects and the currency translation gains were $6 million and $1 million, respectively. These increases were offset by a $4 million decrease in volume and a $3 million decrease relating to the termination of a customer.

Filtration product sales increased in 2006 primarily due to (i) positive economic effects of $10 million and (ii) $15 million increase in sales volume.

European products sales for the first six months of 2006 were down slightly in comparison to the first six months of 2005. European products and other volume increased $3 million, which was more than offset by currency translation losses of $5 million.

Eliminations and other consists of Beck Arnley sales in 2005 and intercompany sales eliminations between product groupings. The sales were lower in the current year due to the divestiture of Beck Arnley in the first six months of 2005. Beck Arnley sales were $9 million in the first six months of 2005.

Cost of sales.    The gross margin for the first six months of 2006 increased to 17% from 14% in the first six months of 2005. This increase was due in part to the previously discussed positive economic effects. Additionally, we had a better absorption rate of our manufacturing costs in the first six months of 2006 in comparison to 2005, which is partially due to the acquistion restructuring program. The comprehensive restructuring program began at the end of 2005 and is expected to further improve absorption rates in subsequent years.

Selling, general and administrative expenses.    Our selling, general and administrative expenses increased in 2006 over 2005. The increase in selling, general and administrative expenses was attributable not only to higher sales but also to other contributing factors such as the following:

•	We recognized $14 million in restructuring costs relating to our comprehensive restructuring program, which was announced at the end of 2005.

•	We were required to establish a corporate office for Affinia after acquiring the Dana aftermarket business on November 30, 2004. The corporate office compensation expenses increased $6 million in the first six months of 2006 in comparison to 2005 due to the increase in staffing levels.

•	We incurred $3 million in costs relating to Sarbanes Oxley compliance in the first six months of 2006.

•	During the first six months of 2006 we increased our advertising costs by approximately $3 million over the first six months of 2005.

Operating profit.    Our operating profit increased in the first six months of the current year in comparison to the prior year first six months mainly due to a $21 million loss on the disposition of Beck Arnley. We disposed of Beck Arnley on March 31, 2005 because its operations did not match with our strategic objectives. Also contributing to the increase in operating profit was the gross margin improvement in the first six months of 2006.

Interest expense.    Interest expense for the first six months of 2006 is up slightly in comparison to last year. The interest and finance charges mainly relate to the Company's Notes and senior credit facilities, entered into during the fourth quarter of 2004 to fund the Acquisition. Interest expense for the first six months was slightly higher primarily due to an increase in pricing associated with an amendment to our senior credit facility in December 2005 along with a general increase in variable short term interest rates.

Income tax (benefit) expense.    The tax expense for 2006 was $5 million compared to a tax benefit of $10 million for the first six months of 2005. The increased tax expense for the first six months of 2006 arises from providing income taxes on the resulting net profits after excluding the losses incurred by our UK subsidiaries. No tax benefit is currently recognized relative to those losses. The tax benefit for 2005 was primarily related to the divestiture of Beck Arnley during the first six months of 2005.

Net loss.    Net loss decreased in comparison to last year due to the factors described above.

Liquidity and Capital Resources

The Company's primary source of liquidity is cash flow from operations. We also have availability under our revolving credit facility and receivables facility, subject to certain requirements. Our primary liquidity requirements are for debt servicing, working capital, restructuring obligations and capital spending.

We are significantly leveraged as a result of the Acquisition. Affinia issued senior subordinated notes and entered into senior credit facilities, consisting of a revolving credit facility and term loan facility, and initiated a trade accounts receivable securitization program (the ‘‘Receivables Facility’’). As of June 30, 2006, we had $625 million in aggregate indebtedness, with an additional $112 million of borrowing capacity available under our revolving credit facility, after giving effect to $13 million in outstanding letters of credit, which reduced the amount available thereunder. The aggregate indebtedness increased $13 million since December 31, 2005. We had nothing outstanding under our Receivables Facility as of Decemeber 31, 2005 and $20 million outstanding as of June 30, 2006 of which $10 million qualified for off balance sheet financing. The Receivables Facility provides for a maximum borrowing capacity of $100 million subject to certain limitations.

We spent $12 million on capital expenditures during the six months ended June 30, 2006 and the Company expects capital expenditures to total between $35 and $40 million during 2006, primarily in connection with capital improvements intended to rationalize our manufacturing programs. Based on the current level of operations, the Company believes that cash flow from operations and available cash, together with available borrowings under its revolving credit facility and Receivables Facility, will be adequate to meet liquidity needs and restructuring plans and to fund planned capital expenditures. The Company may, however, need to refinance all or a portion of the principal amount of the senior subordinated notes and/or senior credit facility borrowings, on or prior to maturity, to meet liquidity needs. If it is determined that refinancing is necessary, and the Company is unable to secure such financing on acceptable terms, then the Company may have insufficient liquidity to carry on its operations and meet its obligations at such time.

The Company can give no assurance that its business will generate sufficient cash flow from operations, that revenue growth or operating improvements will be realized, or that future borrowings will be available under its revolving credit facility in an amount sufficient to enable it to service its indebtedness or to fund other liquidity needs.

Net cash provided by (used in) operating activities

Net cash provided by (used in) operating activities for the six months ended June 30, 2005 and 2006 was a $6 million source of cash and a $28 million use of cash, respectively. The $34 million change in cash used in operating activities for the first six months of 2006 was principally due to the change in inventory. Inventory was a $36 million source of cash in 2005 compared to a $9 million use in 2006. In the first six months of 2005 we were able to reduce inventories. In 2006 our inventories increased slightly due to a build of inventory to fill the increased orders in our Filtration products. In addition, the net loss decreased $7 million in the first six months of 2006 in comparison to the first six months of 2005. The increases in operating activities previously mentioned were offset by changes in other operating assets.

Net cash used in investing activities

Net cash used in investing activities for the six months ended June 30, 2005 and 2006 was $42 million and $12 million, respectively. In the second quarter of 2005, we paid Dana $28 million for a working capital settlement associated with the Acquisition, which was a use of cash. Capital expenditures were $15 million and $12 million for the six months ended June 30, 2005 and 2006, respectively.

Net cash (used in) provided by financing activities

Net cash (used in) provided by financing activities for the six months ended June 30, 2005 and 2006 was a $2 million use and $13 million source, respectively. We increased debt in 2006 by $10 million due to the $20 million outstanding on the Receivables Facility of which $10 million qualified for off balance sheet financing.

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

The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability, and the ability of our subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness (including our senior subordinated notes), pay certain dividends and distributions or repurchase our capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness (including our senior subordinated notes), and change the business conducted by us and our subsidiaries. In addition, the senior credit facilities contain the following financial covenants: a maximum total leverage ratio; a minimum interest coverage ratio; and a maximum capital expenditures limitation. As of December 31, 2005 and June 30, 2006, we were in compliance with all of these covenants.

Our covenant levels and ratios for the quarter ended June 30, 2006 are as follows:

	Covenant Compliance Level at June 30, 2006	Ratios at June 30, 2006
Senior Credit Facilities
Minimum Adjusted EBITDA to cash interest ratio	2.00x	2.75x
Maximum net debt to Adjusted EBITDA ratio	5.50x	4.32x

Indenture.    The indenture governing the senior subordinated notes limits our ability and also our subsidiaries' ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, use assets as security in other transactions and sell certain assets or merge with or into other companies. Subject to such limitations, Affinia and its restricted subsidiaries are permitted to incur additional indebtedness, including secured indebtedness, under the terms of the senior subordinated notes.

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

The following table reconciles net income to EBITDA and Adjusted EBITDA (Dollars in Millions):

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2006	Six Months Ended June 30, 2005	Six Months Ended June 30, 2006
Net income (loss)	$2	$(2)	$(15)	$(8)
Interest expense	14	15	27	29
Depreciation and amortization	12	12	23	23
Tax expense (benefit)	1	3	(10)	5
EBITDA	29	28	25	49
Restructuring charges(a)	—	8	2	14
Beck Arnley(b)	—	—	24	—
Other adjustments(c)	6	7	5	8
Adjusted EBITDA	$35	$43	$56	$71

(a)	Acquisition and comprehensive restructuring charges are added back to EBITDA in accordance with the terms of our senior credit facilities.

(b)	Beck Arnley had a $21 million loss on disposition and a $3 million loss from operations, which in accordance with terms of our senior credit facilities are added back to EBITDA.

(c)	Certain costs such as other non-recurring charges are added back to EBITDA in accordance with the terms of our senior credit facilities.

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

Affinia, as the receivables collection agent, services, administers and collects the receivables under the receivables purchase agreement for which it receives a monthly servicing fee at a rate of 1.00% per annum of the average daily outstanding balance of receivables. The receivables facility fees include a usage fee paid by the finance subsidiary, that varies based upon the Company's leverage ratio as calculated under the senior credit facilities. Funded amounts under the Receivables Facility bear interest at a rate equal to the conduit's pooled commercial paper rate plus the usage fee. At June 30, 2006, the usage fee margin for the Receivables Facility was 1.25% per annum of the amount funded. In addition, the finance subsidiary is required to pay a fee on the unused portion of the Receivables Facility that varies based upon the same ratio. At June 30, 2006 the unused fee was 0.50% per annum of the unused portion of the Receivables Facility.

Availability of funding under the Receivables Facility depends primarily upon the outstanding trade accounts receivable balance from time to time. Aggregate availability is determined by using a formula that reduces the gross receivables balance by factors that take into account historical default and dilution rates, obligor concentrations, average days outstanding and the costs of the facility. As of June 30, 2006, $277 million of our accounts receivable balance was considered eligible for financing under the program, of which approximately $86 million was available for funding. We had $20 million outstanding as of June 30, 2006 under this program of which $10 million qualified for off balance sheet financing.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to various market risks including currency exchange rate risks, interest rate risks and commodity price risks. The Company seeks to mitigate these risks primarily by managing its operations. In addition, the Company may execute certain financial derivative transactions that are intended to offset any such risks that may not otherwise be addressed in the normal course of business.

Currency Exchange Rate Risk

We conduct business and maintain assets in Canada, Mexico, Europe, South America and Asia. Although we manage our businesses in such a way as to reduce a portion of the risks associated with operating internationally, changes in currency exchange rates may adversely impact our results of operations and financial position.

The results of operations and financial position of each of our operations are measured in their respective local (functional) currency. Business transactions denominated in currencies other than an operation’s functional currency produce foreign exchange gains and losses, as a result of the re-measurement process, as described in the SFAS No. 52 Foreign Currency Translation. To the extent that net monetary assets or liabilities denominated in a non-local currency are generated, changes in an entity’s functional currency exchange rate versus each currency in which an entity transacts business, have a varying impact on an entity’s results of operations and financial position, as reported in functional currency terms. Therefore, for entities that transact business in multiple currencies, we seek to minimize the net amount of revenues, expenses, and floating rate debt financing denominated in non-local currencies. However, in the normal course of conducting international business, some amount of non-local currency exposure will exist. Therefore, management monitors these exposures and engages in business activities or financial hedge transactions intended to mitigate the potential financial impact due to changes in the respective exchange rates.

The Company’s consolidated results of operations and financial position, as reported in U.S. dollars, are also affected by changes in currency exchange rates. The results of operations of non-U.S. dollar functional entities are translated into U.S. dollars for consolidated reporting purposes each period at the average currency exchange rate experienced during the period. To the extent that the U.S. dollar may appreciate or depreciate over time, the contribution of non-U.S. dollar denominated results of operations to the Company’s U.S. dollar reported consolidated earnings will vary accordingly. Therefore, local currency denominated revenues and expenses of our non-U.S. dollar functional operations may have a significant impact on the Company’s sales trend and, to a lesser extent, on consolidated net income. In addition, a significant portion of the Company’s consolidated financial position is maintained at foreign locations and is denominated in functional currencies other than the U.S. dollar. These non-U.S. dollar denominated assets and liabilities are translated into U.S. dollars at each respective currency’s exchange rate then in effect at the end of each reporting period, and the financial impact of such translation is reflected within the other comprehensive income component of shareholders’ equity. Accordingly, the amounts shown in our consolidated shareholders' equity account will fluctuate depending upon the cumulative appreciation or depreciation of the U.S. dollar versus each of the respective functional currencies in which the Company conducts business. Management seeks to mitigate the potential financial impact upon the Company’s consolidated results of operations due to exchange rate changes by engaging in business activities or financial derivative transactions that will generally offset underlying currency exposures. We do not engage in activities solely intended to counteract the impact that changes in currency exchange rates may have upon the Company’s U.S. dollar reported statement of financial condition.

To date, our foreign currency exchange rate risk management efforts have primarily focused upon operationally managing the amount of net non-functional currency monetary assets or liabilities subject to the re-measurement process. In addition, we have executed a limited number of currency exchange rate forward contracts that are intended to mitigate the earnings impact related to the re-valuation of specific monetary assets or liabilities denominated in a currency other than a particular entity’s functional currency. As of June 30, 2006, we had currency exchange rate derivative assets with notional value of $15 million and a market value of $0.3 million.

Interest Rate Risk Management

At June 30, 2006, the Company’s financial position included $322 million of variable rate debt outstanding. Therefore, a hypothetical immediate 1% increase of the average interest rate on this debt would increase the future annual interest expense related to these debt obligations by approximately $3.2 million.

Under the provisions of the senior credit facility with its banks, the Company is required to pay a fixed rate of interest on at least 40% of its debt, consisting of the aggregate obligations under the senior credit facility, our senior subordinated notes and any additional senior subordinated notes that might be issued in the future. At June 30, 2006, approximately 72% of the Company’s total debt obligations were fixed or effectively fixed-rate in nature.

In April 2006, the Company entered into pay-fixed interest rate swaps having a combined notional value of $150 million to effectively fix the rate of interest on a portion of our variable interest rate senior credit facility until April 30, 2008. The effect of these transactions is to reduce the net annual interest expense impact of a hypothetical immediate 1% increase of the average interest rate on the Company’s $322 million variable rate debt outstanding from over $3.2 million to approximately $1.7 million.

As of June 30, 2006, the aggregate fair value of the interest rate swaps was an asset of $0.5 million. The potential loss in fair value of these swaps arising from a hypothetical immediate decrease in interest rates of 50 basis points is approximately $1.2 million.

Commodity Price Risk Management

Although there can be no assurances that the Company will not absorb any or all adverse price movements or surcharges related to commodities that are used in the normal course of business operations, management actively seeks to negotiate contractual terms with our customers and suppliers to limit such exposures.

Item 4.    Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 15a-5(c) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective in alerting them on a timely basis to information required to be included in our submissions and filings with the Securities and Exchange Commission. We identified a material weakness in our internal controls with respect to the impairment of fixed assets in accordance with

Statement of Financial Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We have implemented more effective controls, which includes additional review procedures by accounting personnel with experience and training in complex accounting for impairment and disposal of long-lived assets. We believe that our remediation efforts with regard to this material weakness have been resolved at the end of the second quarter of 2006. Notwithstanding the material weaknesses described above, management has concluded that the condensed consolidated financial statements included in this quarterly report on Form 10-Q fairly present, in all material respects, the Company's financial position, results of operations and cash flows for the period presented.

As of March 31, 2006, we identified a material weakness in our internal controls. Specifically, we did not have effective controls over recording accruals for customer rebates. We have implemented more effective controls including additional review procedures, to ensure that the rebate costs are recorded in the correct period and that related period-end accruals are complete and accurate. As of June 30, 2006, we remediated the material weaknesses by making the indicated changes to our internal controls. We have completed the process to verify the adequacy of the measures taken and ensure that these measures have completely addressed these previously identified weaknesses.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

Information regarding reportable legal proceedings is contained in Part I, ‘‘Item 3. Legal Proceedings’’ in our Annual Report on Form 10-K for the year ended December 31, 2005. The following describes legal proceedings, if any, that became reportable during the first six months of 2006, and amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such period.

On January 30, 2006, Parker-Hannifin Corporation (‘‘Parker’’) filed a complaint and request for preliminary injunction against Wix Filtration Corp. (‘‘Wix’’), which is a wholly-owned subsidiary of Affinia, alleging patent infringement of four U.S. patents sold by Parker under the trade name ‘‘Racor’’. These patents cover an oil filter and fuel filter, designed for the Ford F-150 pickup truck, which Parker was selling to Wix for sale into the automotive aftermarket prior to the complaint date. Wix’s response to Parker’s preliminary injunction brief was filed on May 10, 2006 and the preliminary injunction hearing is currently scheduled for August 23, 2006 in the U.S. District Court for the Eastern District of California. Wix intends to defend itself vigorously in this suit.

On March 3, 2006, Dana and forty of its domestic subsidiaries (the ‘‘Debtors’’) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Southern District of New York (the ‘‘Court’’) (Case No. 06-10354). The Debtors will continue to operate their businesses as ‘‘debtors-in-possession’’ under the jurisdiction of the Court and in accordance with applicable provisions of the Bankruptcy Code and orders of the Court. Dana is, pursuant to the Purchase Agreement, contractually obligated to indemnify us for specified liabilities, including, among others, (1) liabilities arising out of legal proceedings commenced prior to the Acquisition and (2) liabilities for death, personal injury or other injury to persons (including, but not limited to, such liabilities that result from human exposure to asbestos) or property damage occurring prior to the Acquisition relating to the use or exposure to any of Dana's products designed, manufactured, served or sold by Dana. However, in the context of Dana's bankruptcy, Dana may be discharged entirely from its obligations to indemnify us for future defense settlements or payments in respect of any claim subject to its indemnification obligations and we may recover less than 100% of any indemnification obligations of Dana existing as of March 3, 2006. Further, we do not know whether any insurance that may have been maintained by Dana will cover the costs for which Dana is contractually obligated to indemnify us. The failure of Dana to honor its indemnification obligations could adversely affect our financial condition and results of operations. As of March 31, 2006 we fully reserved for the $2 million in accounts receivable due from the Debtors and that reserve was reduced to $1 million as of June 30, 2006. The reduction in the reserve was due to payments made during the second quarter of 2006. We have an ongoing business relationship with the Debtors and have recorded no additional reserves for the post petition accounts receivable due from the Debtors.

On April 20, 2006, Heritage, the owner of our former subsidiary Beck Arnley, and Beck Arnley filed suit against Affinia in the Rutherford County Chancery Court for the State of Tennessee. The suit arises out of Affinia’s sale of Beck Arnley to Heritage on March 31, 2005 and a subsequent tax election which Affinia was required to make under the Purchase Agreement with Dana. Affinia intends to vigorously defend this matter and does not believe it has any liability. Affinia has moved to dismiss the suit in Tennessee.

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

Date: August 14, 2006