Form 10-Q
period 2006-09-30
Affinia Group Intermediate Holdings Inc.
filed 2006-11-14
CIK 1328655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549-1004

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and other important factors include, among others: our substantial leverage; limitations on flexibility in operating our business contained in our debt agreements; pricing pressures; the shift in demand from premium to economy products; our dependence on our largest customers; increasing costs for manufactured components, raw materials, crude oil and energy prices; our ability to achieve cost savings from our restructuring; the consolidation of distributors; risks associated with our non-U.S. operations; product liability and customer warranty and recall claims; changes to environmental and automotive safety regulations; non-performance by, or insolvency of, our suppliers or our customers; the threat of work stoppages and other labor disputes; challenges to our intellectual property portfolio; exposure to product liability and other liabilities for which Dana Corporation (‘‘Dana’’) retained responsibility due to the Chapter 11 filing of Dana; and changing distribution channels. There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

Affinia Group Intermediate Holdings Inc.
Unaudited Condensed Consolidated Balance Sheets
(Dollars in Millions)

	December 31, 2005	September 30, 2006
Assets
Current assets:
Cash and cash equivalents	$82	$83
Trade accounts receivable, less allowances of $2 and $6 million, respectively, in 2005 and 2006	350	399
Inventories, net	417	429
Other current assets	58	55
Total current assets	907	966
Property, plant and equipment, net	198	187
Goodwill	57	50
Other intangible assets, net	178	172
Deferred financing costs, net	22	19
Other long-term assets	78	83
Total assets	$1,440	$1,477
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$232	$231
Other accrued expenses	142	157
Accrued payroll and employee benefits	34	37
Notes payable and current portion of long term debt	—	1
Total current liabilities	408	426
Long-term debt	612	612
Other noncurrent liabilities	45	51
Total liabilities	1,065	1,089
Minority interest in consolidated subsidiaries	1	2
Commitments and Contingencies
Common stock, $.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Additional paid in-capital	406	407
Accumulated deficit	(34)	(30)
Accumulated other comprehensive income	2	9
Shareholders' equity	374	386
Total liabilities and shareholders' equity	$1,440	$1,477

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.
Unaudited Condensed Consolidated Statements of Operations
(Dollars in Millions)

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2006
Net sales	$549	$548	$1,618	$1,658
Cost of sales	465	450	1,383	1,369
Gross profit	84	98	235	289
Selling, general and administrative expenses	59	76	190	245
Loss on disposition of Beck Arnley	—	—	21	—
Operating profit	25	22	24	44
Other income, net	2	1	5	5
Interest expense	13	15	40	44
Income (loss) before income taxes	14	8	(11)	5
Income tax expense (benefit)	6	(4)	(4)	1
Income (loss) from continuing operations	8	12	(7)	4
Income (loss) from discontinued operations, net of tax	—	—	—	—
Net income (loss)	$8	$12	$(7)	$4

The accompanying notes are an integral part of the unaudited condensed financial statements.

Affinia Group Intermediate Holdings Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollars in Millions)

	Nine Months Ended September 30, 2005(1)	Nine Months Ended September 30, 2006
Operating activities
Net (loss) income	$(7)	$4
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	33	36
Provision for deferred income taxes	(8)	(7)
Changes in current assets and liabilities:
Trade accounts receivable	(56)	(49)
Inventories	62	(12)
Other current assets	(10)	3
Other current liabilities	33	17
Other	(4)	15
Net cash provided by operating activities of continuing operations	43	7
Net cash provided by operating activities of discontinued operations	2	—
Net cash provided by operating activities	45	7
Investing activities
Working capital settlement with Dana	(28)	—
Proceeds from sales of assets	1	2
Additions to property, plant and equipment	(23)	(17)
Net cash used in investing activities of continuing operations	(50)	(15)
Net cash provided by investing activities of discontinued operations	7	—
Net cash used in investing activities	(43)	(15)
Financing activities
Short-term debt, net	(14)	1
Payment of long-term debt	(15)	—
Net cash (used in) provided by financing activities of continuing operations	(29)	1
Net cash used in financing activities of discontinued operations	—	—
Net cash (used in) provided by financing activities	(29)	1
Effect of exchange rate changes on cash	—	8
Change in cash and cash equivalents	(27)	1
Cash and cash equivalents at beginning of the period	80	82
Cash and cash equivalents at end of the period	$53	$83
Supplemental cash flows information
Cash paid during the period for:
Interest	$27	$33
Income taxes	$14	$10

(1)	As restated see Note 3

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Organization and Description of Business

On November 30, 2004, Affinia Group Inc. (‘‘Affinia’’), a newly formed company controlled by affiliates of The Cypress Group L.L.C., completed the acquisition of all of the outstanding shares of capital stock of certain subsidiaries and certain assets consisting primarily of Dana’s automotive aftermarket business operations (the ‘‘Acquisition’’) pursuant to the stock and asset purchase agreement (the ‘‘Purchase Agreement’’), as amended, with Dana Corporation (‘‘Dana’’). Affinia is a wholly owned subsidiary of Affinia Group Intermediate Holdings Inc.

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

The interim financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (‘‘GAAP’’). Such principles are applied on a basis consistent with information reflected in our Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (the ‘‘SEC’’). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim period.

Our Condensed Consolidated Statement of Operations for the three and nine month periods ending September 30, 2005 has been reclassified to present Candados Universales de Mexico, S.A. de C.V. (‘‘Cumsa’’) and the distribution company for Cumsa (Auto Parts Acquisition LLC) as discontinued operations treatment (refer to Note 13).

Note 3.    Restatement of Cash Flow Statement

Subsequent to the issuance of the consolidated financial statements as of December 31, 2004, we identified an error related to the initial recognition in the statement of cash flows of the funds received from the receivable financing facility that were used to partially fund the Acquisition of the aftermarket subsidiaries from Dana. There was no income statement impact or balance sheet impact as a result of this restatement. At December 31, 2004, we had $55 million of receivables outstanding under a receivables facility, of which $45 million qualified for sale accounting. Subsequent to the issuance of our interim report on Form 10-Q for the quarterly period ended September 30, 2005, we determined that the cash received from the sale of accounts receivable should have been presented in operating activities and the cash received from trade accounts receivable previously sold should not be reflected in the Statement of Cash Flows.

The following table sets forth the impact of the adjustment discussed above on the Consolidated Statement of Cash Flows for the nine months ended September 30, 2005 (Dollars in Millions):

	Nine Months Ended September 30, 2005
	As Originally Reported	As Restated
Change in trade accounts receivable	(11)	(56)
Net cash provided by operating activities	90	45
Short-term debt, net	(59)	(14)
Net cash used in financing activities	(74)	(29)

The December 31, 2005 supplemental guarantor consolidating balance sheet as presented in Note 15, Financial Information for Guarantors and Non-Guarantors, has been restated to reflect the Parent's investments in subsidiaries under the equity method of accounting. This change in presentation did not affect our consolidated financial position or consolidated results of operations, nor did the change impact our compliance with debt covenants or ratios.

Note 4.    New Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin (‘‘SAB’’) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statement, to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. We are currently evaluating the impact of adopting SAB 108 on our financial statements.

In September 2006, the Financial Accounting Standards Board (the ‘‘FASB’’) issued Statement of Financial Accounting Standards (‘‘SFAS’’)157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of January 1, 2007. We are currently evaluating the impact of adopting SFAS 157 on our financial statements.

In September 2006, the FASB issued SFAS 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires that we recognize the overfunded or underfunded status of our defined benefit and retiree medical plans (the ‘‘Plans’’) as an asset or liability on the 2006 year-end balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur. We are currently evaluating the impact of adopting SFAS 158 on the financial statements. SFAS 158 also requires us to measure the funded status of our Plans as of our year-end balance sheet date by no later than December 31, 2008.

In July 2006, the FASB issued FASB Interpretation (‘‘FIN’’) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based solely on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

Note 5.    Inventories, net

Inventories, net consist of the following (Dollars in Millions):

	At December 31, 2005	At September 30, 2006
Raw materials	$107	$111
Work-in-process	21	24
Finished goods	289	294
	$417	$429

Note 6.    Comprehensive Income (loss)

The elements of comprehensive income (loss) are presented in the following table (Dollars in Millions):

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2006
Net income (loss)	$8	$12	$(7)	$4
Additional pension liability (net of tax)	—	(1)	—	(1)
Change in foreign currency translation adjustments (net of tax)	8	—	—	8
Comprehensive income (loss)	$16	$11	$(7)	$11

Note 7.    Goodwill

The following table summarizes goodwill activity for the first nine months of 2006 (Dollars in Millions):

Nine Months Ended September 30, 2006
Balance at December 31, 2005	$57
Tax benefit reduction	(4)
Adjustment for reduction in estimated liabilities	(3)
Balance at September 30, 2006	$50

In accordance with SFAS 109, Accounting for Income Taxes, the tax benefit for the excess of tax-deductible goodwill over the reported amount of goodwill is applied to first reduce the goodwill related to the Acquisition. The tax benefit for the excess of tax deductible goodwill will reduce reported goodwill by approximately $1.3 million each quarter until goodwill is decreased to zero. Once the reported amount of goodwill is reduced to zero, the remaining tax benefit reduces the basis of the intangible assets purchased in the Acquisition. Any remaining tax benefit reduces income tax expense. We expect approximately $18.3 million of tax benefit to remain after reducing reported goodwill to zero. In addition, in the third quarter of 2006, we reduced goodwill and deferred tax liabilities for a reduction in estimated liabilities assumed as a result of the Acquistion.

Note 8.    Commitments, Contingencies and Reserves

At September 30, 2006, the Company had purchase commitments for property, plant and equipment of approximately $3 million.

A reconciliation of the changes in our sales returns reserve is as follows (Dollars in Millions):

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2006
Beginning balance	$18	$19
Amounts charged	40	38
Returns processed	(38)	(38)
	$20	$19

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations. We adopted FIN 47 effective December 31, 2005.  FIN 47 requires that a liability for the fair value of an Asset Retirement Obligation (‘‘ARO’’) be recognized in the period in which it is incurred if it can be reasonably estimated, with the offsetting associated asset retirement costs capitalized as part of the carrying amount of the long-lived asset.  The ARO is subsequently allocated to expense using a systematic and rational method over its useful life.  Changes in the ARO liability resulting from the passage of time are recognized as an increase in the carrying amount of the liability and an accretion to expense.  Changes resulting from revisions to the timing or amount of the original estimate of cash flows are recognized as an increase or a decrease in both the asset and liability.  Our ARO liability recorded at December 31, 2005 and September 30, 2006 was $3 million and the accretion for the nine months was less than $1 million.

During the first nine months of 2006, the reserve for accounts receivable increased by $4 million. Contributing to the increase in the reserve was additional exposure at one of our international locations. In addition, the reserve has increased due to the termination of a customer relationship.

Note 9.    Restructuring of Operations

In 2005, we announced two restructuring plans: (i) a restructuring plan that we announced at the beginning of 2005 as part of the Acquisition, also referred to herein as the acquisition restructuring and (ii) a restructuring plan that we announced at the end of 2005, also referred to herein as the comprehensive restructuring.

In December 2005, we announced the closure of our Southampton (UK) facility. Additionally, in March 2006 we announced the closure of the Erie (PA), North East (PA) and the McHenry (IL) plants and our intent to sell the Waupauca (WI), Sudbury (Ontario, Canada) and St. Catharines (Ontario, Canada) facilities. We were unable to find a buyer for the St. Catharines, Ontario foundry. Consequently, in June 2006, we announced our decision to close this foundry, which is anticipated to close by the end of 2006. In the third quarter of 2006 we announced the closure of our Cambridge (Ontario, Canada) facility, which is anticipated to close during the first quarter of 2007. Further, in October 2006, we announced the closure of our Cuba (MO) facility, which is anticipated to close during the first quarter of 2007. Additional facility closures may be announced as part of the comprehensive restructuring.

During 2005, in connection with the comprehensive restructuring, we recorded a charge of $21 million to cost of sales and $2 million to selling, general and administrative expenses, comprised primarily of severance costs and fixed asset impairment. The write-down of fixed assets was accounted for in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Severance costs are being accounted for in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. We currently estimate that we will incur approximately $152 million of cash and non cash restructuring costs.

In the first quarter of 2005, as part of the Acquisition, we announced the acquisition restructuring. The acquisition restructuring was initiated to take advantage of opportunities we identified prior to the Acquisition but were limited in our ability to pursue as part of Dana due to resource constraints.

During 2005, acquisition restructuring costs of $21 million were recorded to goodwill as an adjustment to the opening balance sheet, comprised of severance costs, fixed asset impairments and other exit costs. Additionally in 2005, we charged directly to selling, general and administrative expenses $2 million relating to current period exit costs.

At September 30, 2006, $13 million of restructuring charges remained in accrued liabilities, relating to wage and healthcare continuation for severed employees and other termination costs. These remaining liabilities are expected to be paid during the balance of 2006. The following table summarizes the activity in accrued restructuring for our continuing operations during the first nine months of 2006 (Dollars in Millions):

Balance at December 31, 2005	$8
Charges to expense:
Severance and benefit related expenses	20
Asset write-offs expense	1
Other expenses	5
Total restructuring expenses	26
Cash payments and asset write-offs:
Cash payments	(19)
Other	(1)
Asset write-offs	(1)
Total cash payments and asset write-offs	(21)
Balance at September 30, 2006	$13

Note 10.    Related Party Transactions

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

On April 29, 2005, Dana paid the Company $12 million in settlement of the TSA noted above, as well as $11 million for uncollectible receivables covered by the Purchase Agreement, offset by $13 million of original purchase price consideration and $3 million of working capital adjustments, which resulted in a net payment of $7 million to the Company.

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

As of March 31, 2006 we fully reserved for the $2 million in accounts receivable due from the Debtors. Subsequent to March 31, 2006, a number of of events occurred, including the receipt of payments from the Debtors, to mitigate our accounts receivable exposure with the Debtors, to such an extent that we were able to reverse this reserve. We have an ongoing business relationship with the Debtors and have recorded no additional reserves for the post petition accounts receivable due from the Debtors.

Note 11.    Segment and Geographic Information

The Company operates in a single business segment, which is the design, manufacture and distribution of aftermarket components for passenger cars, sport utility vehicles, light, medium and heavy trucks and off-highway vehicles. The products and services, customer base, distribution channel, manufacturing process, procurement and economic characteristics are similar throughout all of the Company's operations.

Net sales by geographic region were as follows (Dollars in Millions):

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2006
North America	$399	$388	$1,173	$1,191
Other continents	150	160	445	467
	$549	$548	$1,618	$1,658

Long-lived assets by geographic region were as follows (Dollars in Millions):

	December 31, 2005	September 30, 2006
North America	$142	$129
Other continents	56	58
	$198	$187

Net sales by geographic area were determined based on origin of sale. Geographic data on long-lived assets was based on physical location of those assets.

Note 12.    Divestiture of Affiliate

On March 31, 2005, Affinia completed the legal sale of its subsidiary, Beck Arnley Worldparts Corporation (‘‘Beck Arnley’’), to Heritage Equity Group (‘‘Heritage’’), pursuant to a stock purchase agreement. The contingent purchase price, which was based on future sales of Beck Arnley, for the stock of Beck Arnley was $5 million to be paid starting in 2006. Affinia also made a $3 million five year term loan to Beck Arnley, bearing interest at nine percent per annum. In addition, the stock purchase agreement provided that all of the cash at Beck Arnley, with the exception of $2 million, be retained by the Company. As a result, Affinia retained $17 million of cash that was held on the books of Beck Arnley. In connection with the transaction, Affinia recognized a pre-tax loss on the sale of $21 million, in addition to the $3 million loss from normal operations in the first quarter of 2005.

On April 20, 2006, Heritage and Beck Arnley filed suit against Affinia in the Rutherford County Chancery Court for the State of Tennessee. The suit arises out of Affinia’s sale of Beck Arnley to Heritage and damages allegedly arising from a tax election which Affinia was required to make under the Purchase Agreement with Dana. Affinia intends to vigorously defend this matter and does not believe it has any liability. Affinia has moved to dismiss the suit in Tennessee and filed a declaratory judgment action in Illinois. On November 2, 2006, the court dismissed the declaratory judgment action. The parties have begun the discovery process.

Note 13.    Discontinued Operation

During the third quarter of 2005, we completed the sale of Candados Universales de Mexico, S.A. de C.V. (‘‘Cumsa’’), one of our Mexican operations, and the distribution company for Cumsa (Auto Parts Acquisition LLC) for $7 million in cash. Under the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we classify a business component that has been disposed of as a discontinued operation if the cash flow of the component has been eliminated from our ongoing operations and we will no longer have any significant continuing involvement in the component. The results of operations of our discontinued operations through the date of sale, including any gains or losses on disposition, are aggregated and presented on one line in the Consolidated Statement of Operations. SFAS 144 requires the reclassification of amounts presented for prior years as discontinued operations. The amounts presented in the Consolidated Statement of Operations for the three and nine month period ended September 30, 2005 were reclassified to comply with SFAS 144. The after-tax loss recognized on the sale during the third quarter of fiscal 2005 was less than one million.

Note 14.    Stock Option Plans

On July 20, 2005, we adopted the Affinia Group Holdings Inc. 2005 Stock Incentive Plan, which we refer to as our stock incentive plan. A maximum of 227,000 shares of common stock may be subject to awards under the stock incentive plan. The exercise price is $100 per option. Each option expires August 1, 2015. One-half of the options vest based on the performance of the Company and the remaining portion vests at the end of each year ratably over the period from the year of the grant until December 31, 2009. The weighted fair value of the options granted was approximately $2 million as of September 30, 2006 and we recognized less than $1 million in selling, general and administrative expenses in relation to the options during the nine months ended September 30, 2006.

Options
Outstanding at January 1, 2006	140,700
Granted	14,060
Forfeited/expired	(1,500)
Outstanding at September 30, 2006	153,260

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

Note 15.    Financial Information for Guarantors and Non-Guarantors

In connection with the Acquisition on November 30, 2004, Affinia issued $300 million of 9% Senior Subordinated Notes due 2014 (the ‘‘Unregistered Notes’’) to qualified institutional buyers and certain persons in offshore transactions. The Unregistered Notes, which were exchanged for $300 million of 9% Senior Subordinated Notes due 2014 registered under the Securities Act on November 2, 2005 (the ‘‘Notes’’), are guaranteed by all of Affinia's wholly owned domestic subsidiaries and by Affinia's direct parent, Affinia Group Intermediate Holdings Inc. (referred to in the following tables as ‘‘Parent’’). These guarantors jointly and severally guarantee Affinia's obligations under the Notes and such guarantees represent full and unconditional general obligations of each guarantor. In the following tables, ‘‘Issuer’’ refers to Affinia and ‘‘Guarantors’’ refers to Affinia’s subsidiary guarantors. The Parent and the Guarantors also unconditionally guarantee Affinia's borrowings under its senior secured credit facilities on the same basis.

The following unaudited information presents Consolidating Statements of Operations for the three and nine months ended September 30, 2005 and 2006, Consolidating Statements of Cash Flows for the nine months ended September 30, 2005 and 2006 and Consolidating Balance Sheets as of December 31, 2005 and September 30, 2006 to arrive at the information for the Company on a consolidated basis. Other separate financial statements and other disclosures concerning the Parent and the Guarantors are not presented because management does not believe that such information is material to investors.

Affinia Group Intermediate Holdings Inc.
Supplemental Guarantor
Consolidating Balance Sheet(1)
December 31, 2005
(Dollars in Millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$44	$1	$37	$—	$82
Accounts receivable, net	—	32	190	128	—	350
Inventories, net	—	—	245	172	—	417
Other current assets	—	31	2	25	—	58
Total current assets	—	107	438	362	—	907
Investments and other assets	—	319	2	14	—	335
Intercompany investments	374	979	404	206	(1,963)	—
Intercompany receivables	—	(247)	228	19	—	—
Property, plant and equipment, net	—	5	94	99	—	198
Total assets	$374	$1,163	$1,166	$700	$(1,963)	$1,440
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$13	$111	$108	$—	$232
Other accrued liabilities	—	64	46	32	—	142
Accrued payroll and
employee benefits	—	14	8	12	—	34
Total current liabilities	—	91	165	152	—	408
Other noncurrent liabilities	—	39	—	6	—	45
Long-term debt	—	612	—	—	—	612
Total liabilities	—	742	165	158	—	1,065
Minority interest in consolidated subsidiaries	—	—	1	—	—	1
Shareholders’ equity	374	421	1,000	542	(1,963)	374
Total liabilities and Shareholders’ equity	$374	$1,163	$1,166	$700	$(1,963)	$1,440

(1)	As restated in note 3

Affinia Group Intermediate Holdings Inc.
Supplemental Guarantor
Consolidating Balance Sheet
September 30, 2006
(Dollars in Millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$16	$—	$67	$—	$83
Accounts receivable, net	—	32	210	157	—	399
Inventories, net	—	—	259	170	—	429
Other current assets	—	38	4	13	—	55
Total current assets	—	86	473	407	—	966
Investments and other assets	—	309	1	14	—	324
Intercompany investments	386	1,058	396	230	(2,070)	—
Intercompany receivables	—	(293)	284	9	—	—
Property, plant and equipment, net	—	11	88	88	—	187
Total assets	$386	$1,171	$1,242	$748	$(2,070)	$1,477
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	—	11	115	105	—	231
Other accrued expenses	—	72	53	32	—	157
Accrued payroll and employee benefits	—	13	9	15	—	37
Notes payable and current portion of long term debt	—	1	—	—	—	1
Total current liabilities	—	97	177	152	—	426
Other noncurrent liabilities	—	43	—	8	—	51
Long-term debt	—	612	—	—	—	612
Total liabilities	—	752	177	160	—	1,089
Minority interest in consolidated subsidiaries	—	—	2	—	—	2
Shareholders’ equity	386	419	1,063	588	(2,070)	386
Total liabilities and shareholders’ equity	$386	$1,171	$1,242	$748	$(2,070)	$1,477

Affinia Group Intermediate Holdings Inc.
Supplemental Guarantor
Consolidating Statement of Operations
For the Three Months Ended September 30, 2005
(Dollars in Millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$325	$293	$(69)	$549
Cost of sales	—	—	270	264	(69)	465
Gross profit	—	—	55	29	—	84
Selling, general and administrative expenses	—	7	27	25	—	59
Operating (loss) profit	—	(7)	28	4	—	25
Other income, net	—	—	—	2	—	2
Interest expense	—	13	—	—	—	13
(Loss) income before taxes	—	(20)	28	6	—	14
Income tax (benefit) expense	—	(8)	10	4	—	6
(Loss) income from continuing operations	—	(12)	18	2	—	8
Income from discontinued operations, net of tax	—	—	—	—	—	—
(Loss) income before equity interest in income	—	(12)	18	2	—	8
Equity interest in income, net of tax	8	24	11	15	(58)	—
Net income (loss)	$8	$12	$29	$17	$(58)	$8

Affinia Group Intermediate Holdings Inc.
Supplemental Guarantor
Consolidating Statement of Operations
For the Nine Months Ended September 30, 2005
(Dollars in Millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$964	$817	$(163)	$1,618
Cost of sales	—	—	800	746	(163)	1,383
Gross profit	—	—	164	71	—	235
Selling, general and administrative expenses	—	27	89	74	—	190
Loss on disposition of Beck Arnley	—	—	—	21	—	21
Operating (loss) profit	—	(27)	75	(24)	—	24
Other income, net	—	—	1	4	—	5
Interest expense	—	39	—	1	—	40
(Loss) income before taxes	—	(66)	76	(21)	—	(11)
Income tax (benefit) expense	—	(33)	17	12	—	(4)
(Loss) income from continuing operations	—	(33)	59	(33)	—	(7)
Income from discontinued operations, net of tax	—	—	—	—	—	—
(Loss) income before equity interest in income	—	(33)	59	(33)	—	(7)
Equity interest in income, net of tax	(7)	50	19	46	(108)	—
Net (loss) income	$(7)	$17	$78	$13	$(108)	$(7)

Affinia Group Intermediate Holdings Inc.
Supplemental Guarantor
Consolidating Statement of Operations
For the Three Months Ended September 30, 2006
(Dollars in Millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$315	$322	$(89)	$548
Cost of sales	—	—	271	268	(89)	450
Gross profit	—	—	44	54	—	98
Selling, general and administrative expenses	—	9	31	36	—	76
Operating (loss) profit	—	(9)	13	18	—	22
Other income, net	—	—	1	—	—	1
Interest expense	—	15	—	—	—	15
(Loss) income before taxes and minority interest	—	(24)	14	18	—	8
Income tax expense (benefit)	—	(5)	(1)	2	—	(4)
(Loss) income before equity interest in income	—	(19)	15	16	—	12
Equity interest in income, net of tax	12	26	(3)	9	(44)	—
Net income (loss)	$12	$7	$12	$25	$(44)	$12

Affinia Group Intermediate Holdings Inc.
Supplemental Guarantor
Consolidating Statement of Operations
For the Nine Months Ended September 30, 2006
(Dollars in Millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$979	$955	$(276)	$1,658
Cost of sales	—	—	766	879	(276)	1,369
Gross profit	—	—	213	76	—	289
Selling, general and administrative expenses		32	114	99		245
Operating (loss) profit	—	(32)	99	(23)	—	44
Other income, net	—	1	2	2	—	5
Interest expense	—	44	—	—	—	44
(Loss) income before taxes and minority interest	—	(75)	101	(21)	—	5
Income tax (benefit) expense	—	(5)	(1)	7	—	1
(Loss) income before equity interest in income	—	(70)	102	(28)	—	4
Equity interest in income, net of tax	4	78	(8)	24	(98)	—
Net income (loss)	$4	$8	$94	$(4)	$(98)	$4

Affinia Group Intermediate Holdings Inc.
Supplemental Guarantor
Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2005(1)
(Dollars in Millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Elimination	Consolidated Total
Operating activities
Net (loss) income from continuing operations	$(7)	$17	$78	$13	$(108)	$(7)
Adjustments to reconcile net (loss) income from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	—	6	15	12	—	33
Provision for deferred income taxes	—	26	(24)	(10)	—	(8)
Change in current assets & liabilities:
Equity in income	7	(50)	(19)	(46)	108	—
Trade accounts receivable	—	(26)	(32)	2	—	(56)
Inventories	—	—	42	20	—	62
Other operating assets	—	(25)	—	15	—	(10)
Other operating liabilities	—	64	7	(38)	—	33
Other	—	(16)	(5)	17	—	(4)
Net cash (used in) provided by operating activities of continuing operations	—	(4)	62	(15)	—	43
Net cash provided by operating activities of discontinued operations	—	—	1	1	—	2
Net cash (used in) provided by operating activities	—	(4)	63	(14)	—	45
Investing activities
Working capital settlement with Dana	—	(28)	—	—	—	(28)
Proceeds from sale of assets	—	—	1	—	—	1
Additions to property, plant and equipment	—	(5)	(9)	(9)	—	(23)
Net cash used in investing activities of continuing operations	—	(33)	(8)	(9)	—	(50)
Net cash provided by investing activities of discontinued operations	—	—	7	—	—	7
Net cash used in investing activities	—	(33)	(1)	(9)	—	(43)
Financing activities
Short-term debt, net	—	(3)	—	(11)	—	(14)
Payment of long-term debt	—	(15)	—	—	—	(15)
Net transactions with Parent	—	29	(61)	32	—	—
Net cash provided by (used in) financing activities of continuing operations	—	11	(61)	21	—	(29)
Net cash used in financing activities of discontinued operations	—	—	—	—	—	—
Net cash provided by (used in) financing activities	—	11	(61)	21	—	(29)
Effect of exchange rates on cash	—	—	—	—	—	—
Change in cash and cash equivalents	—	(26)	1	(2)	—	(27)
Cash and cash equivalents at beginning of period	—	48	—	32	—	80
Cash and cash equivalents at end of period	$—	$22	$1	$30	$—	$53

(1)	As restated see Note 3

Affinia Group Intermediate Holdings Inc.
Supplemental Guarantor
Consolidating Statement of Cash Flows
For the Nine Months September 30, 2006
(Dollars in Millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Elimination	Consolidated Total
Operating activities
Net (loss) income	$4	$8	$94	$(4)	$(98)	$4
Adjustments to reconcile net (loss) income from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	—	7	17	12	—	36
Provision for deferred income taxes	—	(6)	—	(1)	—	(7)
Change in current assets and liabilities:
Equity in income	(4)	(78)	8	(24)	98	—
Trade accounts receivable	—	—	(20)	(29)	—	(49)
Inventories	—	—	(14)	2	—	(12)
Other operating assets	—	(7)	(2)	12	—	3
Other operating liabilities	—	4	11	2	—	17
Other	—	46	(89)	58	—	15
Net cash (used in) provided by operating activities of continuing operations	—	(26)	5	28	—	7
Net cash provided by operating activities of discontinued operations	—	—	—	—	—	—
Net cash (used in) provided by operating activities	—	(26)	5	28	—	7
Investing activities
Proceeds from sale of assets	—	—	—	2	—	2
Additions to property, plant, and equipment	—	(3)	(6)	(8)	—	(17)
Other investing activities	—	—	—	—	—	—
Net cash used in investing activities of continuing operations	—	(3)	(6)	(6)	—	(15)
Net cash used in investing activities of discontinued operations	—	—	—	—	—	—
Net cash used in investing activities	—	(3)	(6)	(6)	—	(15)
Financing activities
Short-term debt, net	—	1	—	—	—	1
Payment of long-term debt	—	—	—	—	—	—
Net transactions with Parent	—	—	—	—	—	—
Net cash provided by (used in) financing activities of continuing operations	—	1	—	—	—	1
Net cash used in financing activities of discontinued operations	—	—	—	—	—	—
Net cash provided by (used in) financing activities	—	1	—	—	—	1
Effect of exchange rates on cash	—	—	—	8	—	8
Change in cash and cash equivalents	—	(28)	(1)	30	—	1
Cash and cash equivalents at beginning of period	—	44	1	37	—	82
Cash and cash equivalents at end of period	$—	$16	$—	$67	$—	$83

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

Affinia is a leading designer, manufacturer and distributor of aftermarket components for passenger cars, sport utility vehicles, light, medium and heavy trucks and off-highway vehicles. Our broad range of brake, filtration and chassis products are sold in North America, Europe, South America and Asia. In the first nine months of 2006 brake and filtration products, which by their nature sustain significant wear and must routinely be replaced, represented 49% and 32% of our net sales, respectively. Chassis products, which include steering, suspension and driveline components, represented 7% of our net sales. The remaining 12% of net sales were derived from our European products.

We believe we hold the #1 market position in North America in brake component and filtration component sales and the #2 market position in North America in chassis component sales. Our sales are to the aftermarket industry and are not affected by the market cyclicality of original equipment manufacturers.

We continue to focus on expanding our customer relationships and expand our product offerings to continue to grow the company. In the first full year of operations, which was 2005, sales grew by 2% and, in the first nine months of 2006, sales have grown an additional 2%. This growth in 2006 was achieved even though the decision was made to discontinue a relationship with a customer earlier in the year, which decreased our nine month sales by $23 million. Excluding this customer relationship, we have experienced a positive trend in sales growth quarter over quarter since the first quarter of 2005.

We have been and are continuing to focus on improving our gross margins through cost reduction efforts and our restructuring plans. In 2005, we announced two restructuring plans: (i) a restructuring plan that we announced at the beginning of 2005 as part of the Acquisition, also referred to as the acquisition restructuring and (ii) a restructuring plan that we announced at the end of 2005, also referred to as the comprehensive restructuring.

In December 2005, we announced the closure of our Southampton (UK) facility. Additionally, in March 2006 we announced the closure of the Erie (PA), North East (PA) and the McHenry (IL) plants and our intent to sell the Waupauca (WI), Sudbury (Ontario, Canada) and St. Catharines (Ontario, Canada) facilities. We were unable to find a buyer for the St. Catharines, Ontario foundry. Consequently, in June 2006 we announced our decision to close the foundry, which is anticipated to close by the end of 2006. In the third quarter of 2006 we announced the closure of our Cambridge (Ontario, Canada) facility, which is anticipated to close during the first quarter of 2007. Further, in October 2006, we announced the closure of our Cuba (MO) facility, which is anticipated to close during the first quarter of 2007. Additional facility closures may be announced as part of the comprehensive restructuring. We currently estimate that we will incur approximately $152 million of cash and non cash restructuring.

In the first quarter of 2005, as part of the Acquisition, we announced the acquisition restructuring. The acquisition restructuring was initiated to take advantage of opportunities we identified prior to the Acquisition but were, due to resource constraints, limited in our ability to pursue while we were a part of Dana.

At September 30, 2006, $13 million of restructuring charges remain in accrued liabilities for the acquisition and comprehensive restructurings. The remaining liabilities relate to wage and healthcare continuation for severed employees and other termination costs and are expected to be paid during the balance of 2006 and 2007.

Our cost reduction efforts in engineering, purchasing, product management, just-in-time inventory management and distribution have resulted in significant cost savings in 2006. These cost reduction efforts along with the restructuring activities have resulted in an improved gross margin in 2006.

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

The preparation of interim financial statements involves the use of certain estimates that are consistent with those used in the preparation of the annual financial statements.

Results of Operations

Three months ended September 30, 2005 compared to three months ended September 30, 2006.

The following table summarizes the consolidated results for the three months ended September 30, 2005 and the consolidated results for the three months ended September 30, 2006 (Dollars in Millions):

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2006	Dollar Change	Percent Change
Net sales
Brake products	$273	$268	$(5)	(2)%
Chassis products	41	38	(3)	(7)%
Filtration products	171	176	5	3%
European products	65	67	2	3%
Eliminations and other	(1)	(1)	—	—
Total net sales	549	548	(1)	N/M
Cost of sales	465	450	(15)	(3)%
Gross profit	84	98	14	17%
Gross margin	15%	18%
Selling, general and administrative expenses	59	76	17	29%
Selling, general and administrative expenses as a percent of sales	11%	14%
Operating profit	25	22	(3)	(12)%
Operating margin	5%	4%
Other income, net	2	1	(1)
Interest expense	13	15	2
Income before taxes	14	8	(6)
Income tax expense (benefit)	6	(4)	(10)
Income from continuing operations	8	12	4
Income from discontinued operations, net of tax	—	—	—
Net income	$8	$12	$4

N/M – represents not meaningful

Net sales.    Our net sales were flat for the third quarter of 2006 in comparison to the third quarter of 2005. During the third quarter our sales volume was down $32 million, partially offset by increases in (i) positive economic effects (principally changes in rebates, cash discounts and returns and allowances, as well as pricing changes) of $16 million and (ii) foreign currency translation gains of $15 million, primarily due to the strong Brazilian Real, Canadian Dollar, and British Pound.

Brake product sales were down in the third quarter of 2006 in comparison to the third quarter of 2005, due to a $25 million decrease in sales volume, which was partially offset by foreign currency translation gains of $9 million and positive economic effects of $11 million.

Chassis product sales were down in the third quarter of 2006 in comparison to the third quarter of 2005. The decrease in sales was due to a $6 million decrease in sales volume partially offset by $3 million in positive economic effects.

Filtration product sales increased in the third quarter of 2006 primarily due to positive economic effects of $3 million and $3 million in foreign currency translation gains. These increases were partially offset by a $1 million decrease in sales volume.

European product sales increased in the third quarter of 2006 in comparison to the third quarter of 2005. The increase in sales was due to a $3 million increase in foreign currency translation gains partially offset by $1 million in negative economic effects.

Cost of sales.    The cost of sales decreased by 3% in the third quarter of 2006 in comparison to the third quarter of 2005. The gross margin for the third quarter of 2006 increased to 18% from 15% in the third quarter of 2005. The increase in gross margin was due in part to the previously discussed positive economic effects. Additionally, our operating costs in the third quarter of 2006 in comparison to 2005 decreased due primarily to the acquistion and comprehensive restructuring programs and other cost cutting efforts.

Selling, general and administrative expenses.    Our selling, general and administrative expenses increased in the third quarter of 2006 in comparison to the third quarter of 2005. The increase in selling, general and administrative expenses was primarily attributable to the following:

•	We recognized $12 million in restructuring costs relating to our comprehensive restructuring program, which was announced at the end of 2005.

•	We were required to establish a corporate office for Affinia after acquiring the Dana aftermarket business on November 30, 2004. The corporate office compensation expenses increased $2 million in the third quarter of 2006 in comparison to 2005 due to the increase in staffing levels.

•	During the third quarter of 2006, we increased our legal and profesional costs by approximately $2 million over the third quarter of 2005.

Operating profit.    Our operating profit in the current quarter was consistent with the prior year third quarter due to the improved gross margin partially offset by increased selling, general and administrative expenses.

Interest expense.    Interest and finance charges mainly relate to the Company's senior subordinated notes and senior credit facilities entered into during the fourth quarter of 2004 to fund the Acquisition. Interest expense for the third quarter of 2006 was slightly higher primarily due to an increase in pricing associated with an amendment to our senior credit facilities in December 2005 along with a general increase in variable short term interest rates.

Income tax expense.     The tax benefit for the three months ended September 30, 2006 was $4 million compared to a $6 million tax expense for the third quarter of 2005. The decrease in tax expense was attributable to a decrease in pretax earnings and additional restructuring-related tax benefits.

Results of Operations

Nine months ended September 30, 2005 compared to nine months ended September 30, 2006.

The following table summarizes the consolidated results for the nine months ended September 30, 2005 and the consolidated results for the nine months ended September 30, 2006 (Dollars in Millions):

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Dollar Change	Percent Change
Net sales
Brake products	$793	$813	$20	3%
Chassis products	124	121	(3)	(2)%
Filtration products	497	527	30	6%
European products	202	201	(1)	N/M
Eliminations and other	2	(4)	(6)	N/M
Total net sales	1,618	1,658	40	2%
Cost of sales	1,383	1,369	(14)	(1)%
Gross profit	235	289	54	23%
Gross margin	15%	17%
Selling, general and administrative expenses	190	245	55	29%
Selling, general and administrative expenses as a percent of sales	12%	15%
Loss on disposition of Beck Arnley	21	—	(21)	(100)%
Operating (loss) income	24	44	20	83%
Operating margin	1%	3%
Other income, net	5	5	—
Interest expense	40	44	4
(Loss) income before taxes	(11)	5	16
Income tax (benefit) expense	(4)	1	5
(Loss) from continuing operations	(7)	4	11
Income from discontinued operations, net of tax	—	—	—
Net (loss) income	$(7)	$4	$11

N/M – represents not meaningful

Net sales.    Our net sales increased in the first nine months of 2006 in comparison to the first nine months of 2005 due to (i) positive economic effects (principally changes in rebates, cash discounts and returns and allowances, as well as pricing changes) of $53 million and (ii) foreign currency translation gains of $34 million, primarily due to the strong Brazilian Real, Canadian Dollar and British Pound. These increases were partially offset by (i) a $23 million unfavorable impact relating to the termination of a customer relationship; (ii) $9 million related to Beck Arnley, our foreign nameplate distribution business that was sold in March 2005 and (iii) a decrease in sales volume for the first nine months of $15 million in comparison to last year.

Brake product sales were up in the first nine months of 2006 in comparison to the first nine months of 2005, due to foreign currency translation gains of $33 million and positive economic effects of $32 million. Partially offsetting these increases was a $19 million unfavorable impact for the termination of a customer and $26 million decrease in sales volume.

Chassis product sales were down slightly in the first nine months of 2006 in comparison to 2005. Sales decreased slightly due to a $10 million decrease in sales volume and a $4 million decrease relating to the termination of a customer. These decreases were partially offset by positive economic effects and currency translation gains of $9 million and $2 million, respectively.

Filtration product sales increased in 2006 primarily due to (i) positive economic effects of $14 million; (ii) a sales volume increase of $14 million and (iii) currency translation gains of $2 million.

European products sales for the first nine months of 2006 were down slightly in comparison to the first nine months of 2005. European product sales decreased due to currency translation losses of $3 million and negative economic effects of $2 million partially offset by an increase in volume of $4 million.

Eliminations and other consists of Beck Arnley sales in 2005 and intercompany sales eliminations between product groupings. The sales were lower in the current year due to the divestiture of Beck Arnley in March 2005. Beck Arnley sales were $9 million in the first nine months of 2005.

Cost of sales.    The gross margin for the first nine months of 2006 increased to 17% from 15% in the first nine months of 2005. This increase was due in part to the previously discussed positive economic effects. Additionally, the acquistion and comprehensive restructuring programs and cost savings programs contributed to the improved gross margin.

Selling, general and administrative expenses.    Our selling, general and administrative expenses increased in 2006 over 2005. The increase in selling, general and administrative expenses was attributable not only to higher sales but also to other contributing factors such as the following:

•	We recognized $26 million in restructuring costs relating to our comprehensive restructuring program, which was announced at the end of 2005.

•	We were required to establish a corporate office for Affinia after acquiring the Dana aftermarket business on November 30, 2004. The corporate office compensation expenses increased $8 million in the first nine months of 2006 in comparison to 2005 due to the increase in staffing levels. In addition, we incurred $5 million more in professional fees during the first nine months of 2006 in comparison to 2005.

•	During the first nine months of 2006 we increased our advertising costs by approximately $3 million over the first nine months of 2005.

•	Bad debt expense has increased by $2 million in the first nine months of 2006 primarily due to increased exposure for certain international locations.

There were other less significant factors that also contributed to the increase in selling, general and adminstrative expenses.

Operating profit.    Our operating profit increased in the first nine months of the current year in comparison to the prior year first nine months mainly due to a $21 million loss on the disposition of Beck Arnley recognized in the prior year. We disposed of Beck Arnley on March 31, 2005 because its operations did not match with our strategic objectives. Also contributing to the increase in operating profit was the gross margin improvement in the first nine months of 2006.

Interest expense.    Interest expense for the first nine months of 2006 increased in comparison to last year. The interest and finance charges mainly relate to the Company's notes and senior credit facilities, entered into during the fourth quarter of 2004 to fund the Acquisition. Interest expense for the first nine months was slightly higher primarily due to an increase in pricing associated with an amendment to our senior credit facilities in December 2005 along with a general increase in variable short term interest rates.

Income tax (benefit) expense.    The tax expense for the first nine months of 2006 was $1 million compared to a tax benefit of $4 million for the first nine months of 2005. The increased tax expense for the first nine months of 2006 arises from providing income taxes on the resulting net profits after excluding the losses incurred by our UK subsidiaries. No tax benefit is currently recognized relative to those losses. The tax benefit for 2005 was primarily related to the divestiture of Beck Arnley during the first nine months of 2005.

Net (loss) income.    Net income increased in comparison to last year due to the factors described above.

Liquidity and Capital Resources

The following analysis gives effect to the restatement of the Statement of Cash Flow discussed in Note 3 to the unaudited condensed financial statements.

The Company's primary source of liquidity is cash flow from operations. We also have availability under our revolving credit facility and receivables facility, subject to certain requirements. Our primary liquidity requirements are for debt servicing, working capital, restructuring obligations and capital spending.

We are significantly leveraged as a result of the Acquisition. Affinia issued senior subordinated notes and entered into senior credit facilities, consisting of a revolving credit facility and term loan facility, and initiated a trade accounts receivable securitization program (the ‘‘Receivables Facility’’). As of September 30, 2006, we had $613 million in aggregate indebtedness, with an additional $111 million of borrowing capacity available under our revolving credit facility, after giving effect to $14 million in outstanding letters of credit, which reduced the amount available thereunder. The aggregate indebtedness increased $1 million since December 31, 2005. We had nothing outstanding under our Receivables Facility as of December 31, 2005 and September 30, 2006. The Receivables Facility provides for a maximum borrowing capacity of $100 million subject to certain limitations.

We spent $23 million and $17 million on capital expenditures during the nine months ended September 30, 2005 and 2006, respectively. We expect capital expenditures to total between $25 and $30 million during 2006, primarily in connection with capital improvements. Based on the current level of operations, the Company believes that cash flow from operations and available cash, together with available borrowings under its revolving credit facility and Receivables Facility, will be adequate to meet liquidity needs and restructuring plans and to fund planned capital expenditures. The Company may, however, need to refinance all or a portion of the principal amount of the senior subordinated notes and/or senior credit facility borrowings, on or prior to maturity, to meet liquidity needs. If it is determined that refinancing is necessary, and the Company is unable to secure such financing on acceptable terms, then the Company may have insufficient liquidity to carry on its operations and meet its obligations at such time.

The Company can give no assurance that its business will generate sufficient cash flow from operations, that revenue growth or operating improvements will be realized, or that future borrowings will be available under its revolving credit facility in an amount sufficient to enable it to service its indebtedness or to fund other liquidity needs.

Net cash provided by operating activities

Net cash provided by operating activities for the nine months ended September 30, 2006 and 2005 was $7 million and $45 million, respectively. The $38 million change in operating activities for the first nine months of 2006 was principally due to the change in inventory. Inventory was a $12 million use of cash in 2006 compared to a $62 million source in 2005. In 2005 the company implemented a program designed to increase efficiencies in our manufacturing processes. As a result of this lean manufacturing program, we were able to reduce inventories signficantly from the end of 2004. In addition, the net income (loss) increased $11 million in the first nine months of 2006 in comparison to the first nine months of 2005.

Net cash used in investing activities

Net cash used in investing activities for the nine months ended September 30, 2006 and 2005 was $15 million and $43 million, respectively. In the second quarter of 2005, we paid Dana $28 million for a working capital settlement associated with the Acquisition. Capital expenditures were $17 million and $23 million for the nine months ended September 30, 2006 and 2005, respectively.

Net cash (used in) provided by financing activities

Net cash (used in) provided by financing activities for the nine months ended September 30, 2006 and 2005 was a $1 million source and $29 million use of cash, respectively. We reduced our short-term and long-term debt by $29 million in the first nine months of 2005 compared to the first nine months of 2006.

Senior credit facilities.    Our senior credit facilities consist of a revolving credit facility and a term loan facility. Our revolving credit facility provides for loans in a total principal amount of up to $125 million and matures in 2010. Our term loan facility provides for up to $350 million of which $312 million is outstanding and matures in 2011. Proceeds from the term loan facility were used to fund the Acquisition.

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

In addition to paying interest on the outstanding principal under the senior credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility with respect to the unutilized commitments at a rate equal to 0.50% per annum. We also paid customary letter of credit fees.

Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity on November 30, 2010.

The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability, and the ability of our subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness (including our senior subordinated notes), pay certain dividends and distributions or repurchase our capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness (including our senior subordinated notes), and change the business conducted by us and our subsidiaries. In addition, the senior credit facilities contain the following financial covenants: a maximum total leverage ratio; a minimum interest coverage ratio; and a maximum capital expenditures limitation. As of December 31, 2005 and September 30, 2006, we were in compliance with all of these covenants.

Our covenant levels and ratios for the quarter ended September 30, 2006 are as follows:

	Covenant Compliance Level at September 30, 2006	Ratios at September 30, 2006
Senior Credit Facilities
Minimum Adjusted EBITDA to cash interest ratio	2.00x	2.89x
Maximum net debt to Adjusted EBITDA ratio	5.25x	3.88x

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

A breach of covenants in our senior credit facilities that are tied to ratios based on Adjusted EBITDA could result in a default under those facilities and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under our indenture and Receivables Facility. Additionally, under the indenture, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Adjusted EBITDA. However, EBITDA and Adjusted EBITDA are not recognized terms under accounting principles generally accepted in the United States of America and do not purport to be alternatives to net income as a measure of operating performance. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management's discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements.

The following table reconciles net income to EBITDA and Adjusted EBITDA (Dollars in Millions):

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2006
Net income (loss)	$8	$12	$(7)	$4
Interest expense	13	15	40	44
Depreciation and amortization	10	13	33	36
Tax expense (benefit)	6	(4)	(4)	1
EBITDA	37	36	62	85
Restructuring charges(a)	2	12	12	26
Beck Arnley(b)	—	—	21	—
Other adjustments(c)	—	1	—	9
Adjusted EBITDA	$39	$49	$95	$120

(a)	Acquisition and comprehensive restructuring charges are added back to EBITDA in accordance with the terms of our senior credit facilities.

(b)	The Company had a $21 million loss on the disposition of Beck Arnley, which in accordance with the terms of our senior credit facilities are added back to EBITDA.

(c)	Certain costs such as other non-recurring charges are added back to EBITDA in accordance with the terms of our senior credit facilities.

Off-Balance Sheet Receivables Facility

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

Affinia, as the receivables collection agent, services, administers and collects the receivables under the receivables purchase agreement for which it receives a monthly servicing fee at a rate of 1.00% per annum of the average daily outstanding balance of receivables. The receivables facility fees include a usage fee paid by the finance subsidiary, that varies based upon the Company's leverage ratio as calculated under the senior credit facilities. Funded amounts under the Receivables Facility bear interest at a rate equal to the conduit's pooled commercial paper rate plus the usage fee. At September 30, 2006, the usage fee margin for the Receivables Facility was 1.25% per annum of the amount funded. In addition, the finance subsidiary is required to pay a fee on the unused portion of the Receivables Facility that varies based upon the same ratio. At September 30, 2006 the fee was 0.50% per annum of the unused portion of the Receivables Facility.

Availability of funding under the Receivables Facility depends primarily upon the outstanding trade accounts receivable balance from time to time. Aggregate availability is determined by using a formula that reduces the gross receivables balance by factors that take into account historical default and dilution rates, obligor concentrations, average days outstanding and the costs of the facility. As of September 30, 2006, $264 million of our accounts receivable balance was considered eligible for financing under the program, of which approximately $78 million was available for funding. We had no amount outstanding as of September 30, 2006 under this facility.

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

Currency Exchange Rate Risk

We conduct business and maintain assets in North America, Europe, South America and Asia. Although we manage our businesses in such a way as to reduce a portion of the risks associated with operating internationally, changes in currency exchange rates may adversely impact our results of operations and financial position.

The results of operations and financial position of each of our operations are measured in their respective local (functional) currency. Business transactions denominated in currencies other than an operation’s functional currency produce foreign exchange gains and losses, as a result of the remeasurement process, as described in SFAS 52, Foreign Currency Translation. To the extent that net monetary assets or liabilities denominated in a non-local currency are generated, changes in an entity’s functional currency exchange rate versus each currency in which an entity transacts business have a varying impact on an entity’s results of operations and financial position, as reported in functional currency terms. Therefore, for entities that transact business in multiple currencies, we seek to minimize the net amount of revenue or expense denominated in non-local currencies. However, in the normal course of conducting international business, some amount of non-local currency exposure will exist. Therefore, management monitors these exposures and engages in business activities or financial hedge transactions intended to mitigate the potential financial impact due to changes in the respective exchange rates.

The Company’s consolidated results of operations and financial position, as reported in U.S. dollars, are also affected by changes in currency exchange rates. The results of operations of non-U.S. dollar functional entities are translated into U.S. dollars for consolidated reporting purposes each period at the average currency exchange rate experienced during the period. To the extent that the U.S. dollar may appreciate or depreciate over time, the contribution of non-U.S. dollar denominated results of operations to the Company’s U.S. dollar reported consolidated earnings will vary accordingly. Therefore, local currency denominated revenue and expenses of our non-U.S. dollar functional operations may have a significant impact on the Company’s sales and, to a lesser extent, consolidated net income trends. In addition, a significant portion of the Company’s consolidated financial position is maintained at foreign locations and is denominated in functional currencies other than the U.S. dollar. These non-U.S. dollar denominated assets and liabilities are translated into U.S. dollars at each respective currency’s exchange rate then in effect at the end of each reporting period, and the financial impact of such translation is reflected within the other comprehensive income component of shareholders’ equity. Accordingly, the amounts shown in our consolidated shareholders' equity account will fluctuate depending upon the cumulative appreciation or depreciation of the U.S. dollar versus each of the respective functional currencies in which the Company conducts business. Management seeks to mitigate the potential financial impact upon the Company’s consolidated results of operations due to exchange rate changes by engaging in business activities or financial derivative transactions that will generally offset underlying currency exposures. We do not engage in activities solely intended to counteract the impact that changes in currency exchange rates may have upon the Company’s U.S. dollar reported statement of financial condition.

To date, our foreign currency exchange rate risk management efforts have primarily focused upon operationally managing the amount of net non-functional currency monetary assets or liabilities subject to the re-measurement process. In addition, we periodically execute short-term currency exchange rate forward contracts that are intended to mitigate the earnings impact related to the re-valuation of specific monetary assets or liabilities denominated in a currency other than a particular entity’s functional currency. As of September 30, 2006, we had currency exchange rate derivative assets with notional value of $42 million and a liability $0.1 million.

Interest Rate Risk Management

At September 30, 2006, the Company’s financial position included $312 million of variable rate debt outstanding. Therefore, a hypothetical immediate 1% increase of the average interest rate on this debt would increase the future annual interest expense related to these debt obligations by $3.1 million.

Under the provisions of the senior credit facilities with its banks, the Company is required to pay a fixed rate of interest on at least 40% of its debt, consisting of the aggregate obligations under the senior credit facility, our senior subordinated notes and any additional senior subordinated notes that might be issued in the future. At September 30, 2006, approximately 73% of the Company’s total debt obligations were fixed or effectively fixed-rate in nature.

In April 2006, the Company entered into various pay-fixed interest rate swaps having a combined notional value of $150 million to effectively fix the rate of interest on a portion of our variable interest rate senior credit facility until April 30, 2008. The effect of these transactions is to reduce the net annual interest expense impact of a hypothetical immediate 1% increase of the average interest rate on the Company’s $312 million variable rate debt outstanding from $3.1 million to $1.6 million.

As of September 30, 2006, the aggregate fair value of the interest rate swaps was a liability of $0.4 million. The potential loss in fair value of these swaps arising from a hypothetical immediate decrease in interest rates of 50 basis points is approximately $1.1 million.

Commodity Price Risk Management

The Company is exposed to adverse price movements or surcharges related to commodities that are used in the normal course of business operations. Management actively seeks to negotiate contractual terms with our customers and suppliers to limit the potential financial impact related to these exposures.

Item 4.    Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 15a-5(c) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to information required to be included in our submissions and filings with the SEC. Management has concluded that the Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q present fairly, in all material respects, the Company's financial position, results of operations and cash flows for the period presented.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

Information regarding reportable legal proceedings is contained in Part I, ‘‘Item 3. Legal Proceedings’’ in our Annual Report on Form 10-K for the year ended December 31, 2005. The following describes legal proceedings, if any, that became reportable during the first nine months of 2006, and amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such period.

On January 30, 2006, Parker-Hannifin Corporation (‘‘Parker’’) filed a complaint and request for preliminary injunction against Wix Filtration Corp. (‘‘Wix’’), which is a wholly owned subsidiary of Affinia, alleging patent infringement of four U.S. patents held by Parker. These patents cover an oil filter and fuel filter, designed for the Ford F-150 pickup truck, which Parker was selling to Wix for sale into the automotive aftermarket prior to the complaint date. Wix’s response to Parker’s preliminary injunction brief was filed on May 10, 2006 and the preliminary injunction hearing was held on August 23, 2006 in the U.S. District Court for the Eastern District of California. On October 24, 2006, the court denied Parker’s preliminary injunction motion. Wix intends to continue to defend itself vigorously in this suit.

On March 3, 2006, Dana and forty of its domestic subsidiaries (the ‘‘Debtors’’) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Southern District of New York (the ‘‘Court’’) (Case No. 06-10354). The Debtors will continue to operate their businesses as ‘‘debtors-in-possession’’ under the jurisdiction of the Court and in accordance with applicable provisions of the Bankruptcy Code and orders of the Court. Dana is, pursuant to the Purchase Agreement, contractually obligated to indemnify us for specified liabilities, including, among others, (1) liabilities arising out of legal proceedings commenced prior to the Acquisition and (2) liabilities for death, personal injury or other injury to persons (including, but not limited to, such liabilities that result from human exposure to asbestos) or property damage occurring prior to the Acquisition relating to the use or exposure to any of Dana's products designed, manufactured, served or sold by Dana. However, in the context of Dana's bankruptcy, Dana may be discharged entirely from its obligations to indemnify us for future defense settlements or payments in respect of any claim subject to its indemnification obligations and we may recover less than 100% of any indemnification obligations of Dana existing as of March 3, 2006. Further, we do not know whether any insurance that may have been maintained by Dana will cover the costs for which Dana is contractually obligated to indemnify us. The failure of Dana to honor its indemnification obligations could adversely affect our financial condition and results of operations. As of March 31, 2006 we fully reserved for the $2 million in accounts receivable due from the Debtors. Subsequent to March 31, 2006, a number of of events occurred, including the receipt of payments from the Debtors, to mitigate our accounts receivable exposure with the Debtors, to such an extent that we were able to reverse this reserve. We have an ongoing business relationship with the Debtors and have recorded no additional reserves for the post petition accounts receivable due from the Debtors.

On April 20, 2006, Heritage, the current owner of our former subsidiary Beck Arnley, and Beck Arnley filed suit against Affinia in the Rutherford County Chancery Court for the State of Tennessee. The suit arises out of Affinia’s sale of Beck Arnley to Heritage on March 31, 2005 and a subsequent tax election which Affinia was required to make under the Purchase Agreement with Dana. Affinia intends to vigorously defend this matter and does not believe it has any liability. Affinia has moved to dismiss the suit in Tennessee and filed a declaratory judgment action in Illinois. On November 2, 2006, the court dismissed the declaratory judgment action. The parties have begun the discovery process.

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

Item 5.    Other Information

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Affinia Group Holdings Inc. 2005 Stock Incentive Plan (the ‘‘Plan’’) provides incentives to employees, directors, or affiliates of Affinia Group Holdings Inc., the parent of Affinia Group Intermediate Holdings Inc. On November 14, 2006, the Compensation Committee of Affinia Group Holdings Inc. revised the vesting terms applicable to options previously awarded by the Committee to its named executive officers, as well as other employees, under the Plan.

One-half of these options vest in equal portions at the end of each year beginning with the year of the grant and ending December 31, 2009 (the ‘‘Vesting Period’’), 40% are eligible for vesting in equal portions upon the Company’s achievement of certain specified annual EBITDA performance targets over the Vesting Period and 10% are eligible for vesting in equal portions upon the Company’s achievement of certain net working capital performance targets over the Vesting Period. The Committee has not modified the time-vesting options or the working capital performance options. The Committee has elected to modify the vesting terms for the EBITDA performance options so that these options will be eligible for vesting in equal portions at the end of each of the years 2007, 2008 and 2009. The Committee also reduced the performance targets for those years.

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

Date: November 14, 2006