Form 10-K
period 2006-12-31
Affinia Group Intermediate Holdings Inc.
filed 2007-03-20
CIK 1328655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

Yes             No

There were 1,000 shares outstanding of the registrant’s common stock as of March 20, 2007 (all of which are privately owned and not traded on a public market).

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and other important factors include, among others: our substantial leverage; limitations on flexibility in operating our business contained in our debt agreements; pricing pressures; the shift in demand from premium to economy products; our dependence on our largest customers; changing distribution channels; increasing costs for manufactured components, raw materials, crude oil and energy prices; our ability to achieve cost savings from our restructuring; the consolidation of distributors; risks associated with our non-U.S. operations; product liability and customer warranty and recall claims; changes to environmental and automotive safety regulations; non-performance by, or insolvency of, our suppliers or our customers; the threat of work stoppages and other labor disputes; challenges to our intellectual property portfolio; and our exposure to product liability and other liabilities for which Dana Corporation (‘‘Dana’’) retained responsibility due to the Chapter 11 filing of Dana. Additionally, there may be other factors that could cause our actual results to differ materially from the forward-looking statements.

PART I.

Item 1.	Business

The Company

Affinia is a leading designer, manufacturer and distributor of aftermarket components for passenger cars, sport utility vehicles, light, medium and heavy trucks and off-highway vehicles. Our broad range of brake, filtration and chassis products are sold in North America, Europe, South America and Asia. In 2006 brake and filtration products, which by their nature sustain significant wear and must routinely be replaced, represented 49% and 32% of our net sales, respectively. Chassis products, which include steering, suspension and driveline components, represented 7% of our net sales. The remaining 12% of net sales were derived from our European products, which includes our Quinton Hazell European parts operation.

We believe we hold the #1 market position in North America in brake component and filtration component sales and the #2 market position in chassis component sales. Our sales are primarily to the aftermarket industry and are not affected by the market cyclicality of original equipment manufacturers.

Our brake, filtration and chassis product lines represented approximately 88% of our net sales in 2006. Our brands include WIX®, Raybestos®, AIMCO®, McQuay-Norris®, Nakata® and Quinton Hazell®. Additionally, we provide private label offerings for NAPA®, CARQUEST® and ACDelco® and other customers and co-branded offerings for Federated Auto Parts (‘‘Federated’’) and Automotive Distribution Network (‘‘ADN’’). For the year ended December 31, 2006, our net sales were approximately $2.2 billion.

History and Ownership

Affinia Group Inc., a Delaware corporation formed on June 28, 2004 and controlled by affiliates of The Cypress Group L.L.C. (‘‘Cypress’’), entered into a stock and asset purchase agreement, as amended (the ‘‘Purchase Agreement’’), with Dana. Affinia Group Inc. is a wholly-owned subsidiary of Affinia Group Intermediate Holdings Inc. The Purchase Agreement provided for the acquisition by Affinia Group Inc. of substantially all of Dana’s aftermarket business operations. The acquisition was completed on November 30, 2004, for a purchase price of $1.0 billion consisting of $967 million in cash, a working capital loan for $13 million and a seller note that was issued by Affinia’s indirect parent, Affinia Group Holdings Inc., with an estimated fair value, upon issuance of $50 million (the ‘‘Acquisition’’). Pursuant to the Purchase Agreement, the cash portion of the purchase price was increased by (i) $3 million as a purchase price adjustment for working capital and (ii) $13 million as a purchase price adjustment for closing cash, plus interest in each case, and reduced by $11 million, plus interest, to reflect the purchase by Dana of outstanding unpaid account receivables from a customer that were reflected in the final closing date working capital.

All references in this report to ‘‘Affinia,’’ ‘‘Company,’’ ‘‘we,’’ ‘‘our,’’ and ‘‘us’’ mean, unless the context indicates otherwise, (1) the aftermarket business of Dana acquired pursuant to the Acquisition and (2) the successor, Affinia Group Intermediate Holdings Inc. and its subsidiaries on a consolidated basis, that own and operate the aftermarket business of Dana as a result of the Acquisition. In addition, when the context so requires, we use the term ‘‘Predecessor’’ to refer to the historical operations of our predecessor prior to the Acquisition and ‘‘Successor’’ to refer to our historical operations following the Acquisition, and we use the terms ‘‘the Company,’’ ‘‘we,’’ ‘‘our,’’ and ‘‘us’’ to refer to either the Predecessor or Successor. The financial information presented in this report for those periods prior to the Acquisition represents our business as it historically operated within Dana, and includes certain assets and liabilities, principally related to employee benefit and income tax obligations, which were not acquired or assumed as part of the Acquisition.

As a result of the Acquisition, investment funds controlled by Cypress hold approximately 61% of the common stock of Affinia Group Holdings Inc. (the ‘‘Affinia Group’’), which directly owns 100% of our common stock, and therefore Cypress controls us. The other Affinia Group Holdings Inc. initial investors are the following: affiliates of Ontario Municipal Employees Retirement Board, California State Teachers Retirement System, The Northwestern Mutual Life Insurance Company and Stockwell Capital.

On December 15, 2005, Affinia Group , our parent company, entered into stockholder and other agreements with certain officers, directors and key employees (collectively, the ‘‘Executives’’) of the Company and Affinia Group Intermediate Holdings Inc., pursuant to which those Executives purchased an aggregate of 9,520 shares (the ‘‘Shares’’) of the Affinia Group’s common stock for $100 per Share in cash. The Affinia Group received aggregate proceeds of $952,000 as a result of the offering, which was made pursuant to the Affinia Group’s 2005 Stock Incentive Plan.

Ownership Structure

(1)	The seller note was issued by Affinia Group Holdings Inc. Affinia Group Inc. and the guarantors of its senior subordinated notes have no obligations with respect to the seller note. The seller note has a face amount of $74.5 million and had an estimated fair value of $50 million at the closing of the Acquisition.

(2)	The guarantors of the outstanding senior subordinated notes guarantee our senior credit facilities on a senior secured basis.

(3)	The receivables facility provides for up to $100 million of funding, based on availability of eligible receivables. Because sales of receivables under the receivables facility depend on the availability of eligible receivables, the amount of available funding under such facility fluctuates over time. See ‘‘Management’s Discussion and Analysis of Financial Conditions and Results — Liquidity and Capital Resources’’ and ‘‘Note 8. Securitization of Accounts Receivable.’’

Overview

Our extensive product offering fits nearly every car and light truck make and model on the road, allowing us to serve as a full line supplier to our customers for our product categories. These customers primarily comprise large aftermarket distributors and retailers selling to professional technicians or installers. Our customer base also includes original equipment service (‘‘OES’’) participants. Many of our customers are leading aftermarket companies, including NAPA, CARQUEST, Aftermarket Auto Parts Alliance (the ‘‘Alliance’’), Uni-Select, CSK Auto, Inc. (‘‘CSK’’) and Federated. As an active participant in the aftermarket for more than 60 years, we have developed many long-standing customer relationships. Consequently, our top ten customers in 2006 have been doing business with us on average close to 30 years.

We derived approximately 94% of our 2006 net sales from the aftermarket. We believe that the aftermarket will continue to grow steadily as a result of increases in (1) the light vehicle population, (2) the average age of light vehicles and (3) the total number of vehicle miles driven per year. The aftermarket has also grown due to the overall vehicle fleet mix consisting of more SUVs and lighter trucks. SUVs and the lighter truck sales have decreased recently due to higher energy costs; however, the overall fleet mix is still at the highest level it has been in any 10 year period. The SUVs and lighter trucks place greater wear on components such as brake systems and chassis components. According to Automotive Aftermarket Industry Association, the U.S. aftermarket grew by 4% during 2006.

Based on 2006 net sales, we believe we hold the #1 market position in North America in brake and filtration components and the #2 market position in chassis components. We believe we have achieved our #1 and #2 market positions due to the quality and reputation of our brands and products among professional technicians, who are the primary installers of the types of components we supply to the aftermarket. These professionals prefer to order reliable, well known brands because it is industry practice to replace, free of any labor or service charge, malfunctioning parts. We believe that the quality and reputation of our brands for form, fit, and functional quality creates and maintains significant demand for our products from these technicians and throughout the aftermarket supply chain.

We continue to face factors affecting our competitive position, including significant price increases which occurred during 2004 in raw steel and steel-related components (these prices remained at high levels in 2005 and 2006) and increases in freight and energy costs during 2005. In addition, the aftermarket continues to experience increased price competition from various manufacturers in lower cost countries.

Historically, the aftermarket industry consisted mainly of domestic production, which was due to our customers’ preference for reliable domestic parts. However, our customers’ demand for domestic made parts has diminished as the disparity of price between domestic and low cost countries has become significant and the quality of the product has improved. Therefore, over the last several years, domestic production has been diminishing. To meet our customers’ needs and continue to be a leader in the aftermarket we have initiated restructuring plans to consolidate domestic production and shift a significant portion of our manufacturing base to lower cost countries. To continue to be a full product line leader in our industry we will continue to research and develop, design, and manufacture products domestically as well as increasing the manufacture of products in low cost countries.

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

In the first quarter of 2005, as part of the Acquisition, we announced the acquisition restructuring. The acquisition restructuring plan was initiated to take advantage of opportunities we identified prior to the Acquisition but were, due to resource constraints, limited in our ability to actively pursue as part of Dana. Acquisition restructuring costs of $21 million associated with the acquisition restructuring were recorded to goodwill as an adjustment to the opening balance sheet, comprised of severance costs, fixed asset impairments, and other exit costs. Additionally, we charged directly to operations $2 million relating to current period exit costs. We did not have any material costs subsequent to December 31, 2005, relating to the acquisition restructuring.

In December 2005, we announced the closure of our Southampton (UK) facility. Additionally, in March 2006, we announced the closure of the Erie (PA), North East (PA) and the McHenry (IL) plants and our intent to sell the Waupaca (WI), Sudbury (Ontario, Canada) and St. Catharines (Ontario, Canada) facilities. In June 2006, we announced our decision to close the St. Catharines foundry, which was closed by the end of 2006. In the third quarter of 2006 we announced the closure of our Cambridge (Ontario, Canada) facility, which is anticipated to close during the first quarter of 2007. In October 2006, we announced the closure of our Cuba (MO) facility, which is anticipated to close during the first quarter of 2007. In November 2006, we announced and closed our Mississauga (Ontario, Canada) facility. Additional facility closures may be announced as part of the comprehensive restructuring. In 2005 and 2006 we recorded restructuring charges of $25 million ($2 million for aquisition restructuring and $23 million for comprehensive restructuring) and $40 million, respectively. We currently estimate that we will incur in the aggregate approximately $152 million of cash and non cash restructuring costs for the comprehensive restructuring.

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

We believe the overall U.S. motor vehicle aftermarket was approximately $136 billion in aggregate wholesale sales in 2006. We estimate that the demand for our primary aftermarket products, which consists of brake system parts, steering and suspension parts and general service parts industry categories (which mainly includes filtration and battery products), in the U.S. was approximately $9 billion in aggregate wholesale sales. We have a significant presence in filtration products and no presence in the battery market. We are one of the largest participants, offering a full line of quality products within these product categories. To facilitate efficient inventory management, many of our customers rely on larger suppliers like us to have full product line offerings, consistent service and timely delivery. There are important advantages to having meaningful size and scale in the aftermarket, including the ability to support significant distribution operations, offer sophisticated supply chain management capabilities and provide broad product line offerings.

In general, aftermarket industry participants can be categorized into three major groups: (1) manufacturers of parts, (2) distributors of replacement parts (without manufacturing capabilities) and (3) installers, both professional and Do-It-Yourself (‘‘DIY’’). Distributors purchase products from manufacturers and sell them to wholesale or retail operations, which in turn sell them to installers.

The distribution business is comprised of the (1) traditional, (2) retail and (3) OES channels. Typically, professional installers purchase their products through the traditional channel, and DIY mechanics purchase products through both traditional and retail stores. The traditional channel includes such well-known distributors as NAPA, CARQUEST, Federated, the Alliance, Uni-Select and ADN. Through a network of distribution centers, these distributors sell primarily to owned or affiliated stores, which in turn supply professional installers. The retail sector includes merchants such as Advance Auto Parts, CSK and Canadian Tire. OES channels consist primarily of new vehicle manufacturers’ service departments at new vehicle dealerships.

We believe that the growth in aftermarket product sales has been driven by the following key factors:

Increasing Light Vehicle Population.    U.S. light vehicle population has been increasing steadily in recent years, driven principally by population growth and the increase in average vehicles in service per person. As of 2005, there were over 240 million vehicles in operation in the United States. This figure has risen steadily each year, increasing by a total of 15% from approximately 208 million vehicles in use in 1999.

Increasing Average Age of Vehicles.    As of 2005, the average light vehicle age in the United States was approximately 9.5 years, compared to an average of approximately 8.5 years in 1996. As average vehicle age continues to rise, the use of aftermarket parts is expected to continue to increase.

Increasing Average and Total Miles Driven.    In the United States, total light vehicle miles driven rose from 2.5 trillion in 1995 to 3.0 trillion in 2005. We believe according to industry sources that average annual miles driven increased by 1% in 2006.

Increase in number of SUVs, Cross-Over Vehicles and Light Trucks.    The Automotive Aftermarket Industry Association estimates that the number of SUVs, light trucks and crossover vehicles currently in operation in the United States has increased 36% from 1996 to 2005. Since the current fleet mix consists of larger and heavier vehicles which place more wear on brake systems and chassis components, increases in the number of these vehicles are expected to result in corresponding growth in the sale of aftermarket brake and chassis components. SUVs and the lighter truck sales have decreased recently due to higher energy costs; however, the overall fleet mix is still at the highest level it has been in any 10 year period. We expect the increasing prevalence of light trucks to increase the demand for filtration products due to increased use of diesel engines in trucks, which require more complex filtration and more frequent maintenance. Also, the percentage of light vehicles in operation that use disc brakes, rather than drum brakes, continues to grow and is eventually expected to include all light vehicles. Smaller and lighter weight disc brake systems have shorter operational lives than drum brakes, and therefore require more frequent replacement.

Products

Our principal product areas are described below:

Product	2006 Net Sales (Dollars in Millions)	Percent of 2006 Net Sales	Representative Brands	Product Description
Brake products	$1,053	49%	Raybestos, NAPA, CARQUEST, AIMCO and ACDelco	Drums, rotors, calipers, pads and shoes and hydraulic components
Filtration products	689	32%	WIX, NAPA and CARQUEST	Oil, fuel, air, hydraulic and other filters for light-, medium- and heavy-duty vehicle applications
Chassis products	156	7%	Spicer Chassis, NAPA Chassis, McQuay-Norris, ACDelco and Nakata	Steering, suspension and driveline components
European products and other	268	12%	Quinton Hazell and other	Various European and other foreign nameplate aftermarket products
Corporate and other	(6)
Total net sales	$2,160

We offer primarily three types of products: brake products, which include brake drums, rotors, pads and shoes and hydraulic brake system components; filtration products, which include oil, fuel, air and other filters; and chassis products, which include steering, suspension and driveline components.

Brake Products.    We are a leading designer, manufacturer, marketer and distributor of a broad range of brake products for the aftermarket. Based on 2006 net sales, we believe we hold the #1 market position in North America for brake components. Our products include master cylinders, wheel cylinders, hardware and hydraulics, drums, shoes, linings, bonded/riveted segments, rotors, brake pads, calipers and castings. We sell our brake products into the three primary distribution channels — traditional, retail and OES.

We have an extensive offering of high quality, premium brake products. These brake products are sold under our leading premium brand name, Raybestos, as well as the AIMCO brand name. We believe the Raybestos brand, which is a brand we use pursuant to a license agreement with Raybestos Products Company, is the most recognized brake product brand in the aftermarket. In addition to our own brands, we also provide private label offerings for NAPA and CARQUEST.

Our aftermarket brake customers have differing needs and requirements. Aftermarket customers rely on our expertise for product design and engineering. These customers are highly focused on delivery time for their unpredictable and changing volume requirements, as they prefer to carry lower inventory levels while demanding full product coverage of different makes and models. In contrast, OEM customers provide more predictable sales volumes.

This product category has and is expected to continue to have one of the highest growth rates in the aftermarket due to the increased number of SUVs, cross-over vehicles and other heavy vehicles which tend to generate greater wear of brake system products. SUVs and the lighter truck sales have decreased recently due to higher energy costs; however, the overall fleet mix is still at the highest level it has been in any 10 year period.

Filtration Products.    We are a leading designer, manufacturer, marketer and distributor of a broad range of filtration products for the aftermarket. Based on 2006 net sales, we believe we hold the #1 market position in North America for filtration products. We are one of the few aftermarket suppliers of heavy-duty and light-duty filters, which helps secure our leading market position. Our filtration product lines include oil, fuel, air and other filters for automobiles, trucks and off-road equipment. We sell our filtration products primarily into the traditional channel and, to a lesser extent, into the OES channel.

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

The heavy-duty filtration market is expected to continue to grow at a stable rate. Demand for heavy-duty oil filters is expected to increase due to newer diesel engines with exhaust gas recirculation technology, which generates more soot particulates compared to older engine designs, thereby increasing engine filtration demands. In other heavy-duty filter categories, demand is expected to experience stable growth, as there are more filters per engine in newer vehicles. Proprietary filtration designs and increasingly complicated filtration systems are also expected to create additional demand.

Chassis Products.    We are a leading designer, manufacturer, marketer and distributor of a broad range of chassis products in the aftermarket. Based on 2006 net sales, we believe we hold the #2 market position in North America for chassis products. Our chassis parts include steering, suspension and driveline products such as ball joints, tie rods, Pitman arms, idler arms, drag links, control arms, center links, stabilizers and other related parts. In addition to our own brands, including Nakata and McQuay-Norris, we provide private label products for NAPA and other customers. We also sell our chassis products under the Spicer brand name, which is a brand we use pursuant to a license agreement with Dana. We sell our chassis products into the three primary distribution channels — traditional, retail and OEM/OES.

Chassis products by their nature wear out and need to be replaced periodically. Frequency of replacement depends on the use of the vehicle. As a result, fleet construction and off-road vehicles typically need to have chassis parts replaced more frequently than other types of vehicles. We believe growth in the replacement of chassis products will be driven by an increase in the proliferation of replaceable chassis products and in the average age of vehicles.

European Products and Other.    Our European products and other businesses include our Quinton Hazell European parts supplier. Quinton Hazell designs, manufactures, purchases and distributes a wide range of aftermarket replacement motor vehicle products for customers throughout the United Kingdom and Continental Europe, primarily under the Quinton Hazell brand name. It is focused on supplying Europe’s independent regional aftermarket suppliers as a ‘‘one-stop shop’’. Its products include cooling, transmission, steering and suspension, brakes, shock absorbers, electrical and filter products. In addition to the Quinton Hazell brand, Quinton Hazell supplies products under nine other subordinate brands targeting specific industry segments and/or geographies.

Corporate and Other.    This category consists of inter company sales eliminations between product grouping. Additionally, in 2005 this category included sales of our subsidiary Beck/Arnley

World Parts Corp. (‘‘Beck Arnley’’). On March 31, 2005, we completed the sale of Beck Arnley to Heritage Equity Group (‘‘Heritage’’). Beck Arnley was our nameplate for foreign light vehicle parts into North America.

Sales Channels and Customers

We distribute our products across several sales channels, including traditional, retail and OEM and OES channels. Our ten largest customers accounted for approximately 49% of our net sales in 2006, with approximately 22% and 7% derived from our two largest customers, NAPA and CARQUEST, respectively (See ‘‘Risk Factors — Our Business would be materially and adversely affected if we lost any of our larger customers’’). During 2006, we derived 55% of our net sales from United States and 45% of our net sales from other countries (See ‘‘Note 17 — Segment Information’’).

We have maintained long-standing relationships with our customers and, consequently, our top ten customers in 2006 have been doing business with us on average close to 30 years. Some of our most significant customers include NAPA, CARQUEST, ADN, Federated, the Alliance, and CSK each of which is a key player in the aftermarket.

The following table provides a description of the primary sales channels to which we supply our products:

Primary Sales Channels	Description	Customers
Traditional	Warehouses and distribution centers that supply local distribution outlets, which sell to professional installers.	NAPA, CARQUEST, Federated, ADN, the Alliance and Uni-Select
OEM and OES	New vehicle manufacturers and service departments at new vehicle dealerships.	GM/GMSPO, Delphi, Robert Bosch, TRW Automotive and DaimlerChrysler
Retail and Mass Merchant	Retail stores, including national chains that sell replacement parts directly to consumers (the DIY market) and to some professional installers.	CSK

The traditional channel is important to us because it is the primary source of products for professional installers. We believe that the quality and reputation of our brands for form, fit, and functional quality promotes significant demand for our products from these installers and throughout the aftermarket supply chain. We have many long-standing relationships with leading distributors in the traditional channel such as NAPA and CARQUEST, for whom we have manufactured products for 39 and 17 years, respectively.

The retail channel has historically provided us with steadily increasing revenue streams. As retailers become increasingly focused on consolidating their supplier base, we believe that our broad product offering, product quality, sales and marketing support and customer service capabilities make us more valuable to these customers.

Recently, automobile dealerships have begun providing ‘‘all-makes’’ service whereby dealers will service a vehicle even if they do not sell the make or model being serviced. In these circumstances, OEMs cannot require their dealerships to purchase components exclusively from their suppliers, and therefore dealerships can choose to purchase competitive components from aftermarket suppliers. We believe the volumes generated by OES customers, especially in brakes, may provide an opportunity for significant increases in our sales and profitability.

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

We have 215 patents issued and 60 pending applications worldwide. Within the United States, we have 149 patents issued and 24 pending applications. Our patent portfolio reflects our commitment to invest in technology and covers many aspects of our products and the processes for making those products. In addition, we have developed a substantial body of manufacturing know-how that we believe provides a significant competitive advantage in the marketplace. We have entered into numerous technology license agreements that either strategically exploit our intellectual property rights or provide a conduit for us into third party intellectual property rights useful in our businesses. In many of these agreements, we license technology to our suppliers, joint venture companies and other local manufacturers to support outsourced product manufacturing. In other agreements, we license the technology to other companies to obtain royalty income. Also, as part of the Acquisition, we entered into intellectual property license agreements with Dana.

We also own a number of secondary trade names and marks applicable to certain of our businesses and products that we view as important to such businesses and products.

Raw Materials and Manufactured Components

We use a broad range of manufactured components and raw materials in our products, including raw steel, steel-related components, filtration media, aluminum, brass, iron, rubber, resins, plastics, paper and packaging materials. We purchase raw materials from a wide variety of domestic and international suppliers, and we have not, in recent years, experienced any significant shortages of these items and normally do not carry inventories of these items in excess of those reasonably required to meet our production and shipping schedule. Raw materials comprise the largest component of our cost structure.

We experienced significant price increases in our raw steel and steel-related component purchases in 2004 and the prices have remained at higher levels than historical prices. We were successful in passing through price increases on some products in 2005 and 2006 in order to partially offset these costs. Additional increases could further increase our operating costs and adversely affect our profit margins. In addition, there has typically been a delay of up to several months or longer in our ability to increase prices to our customers, which has temporarily impacted profitability. Furthermore, we are subject to freight and energy costs in obtaining the supply of components and products that our customers require and thus are sensitive to increases in those prices as well.

Moreover, we have experienced longer than typical lead times in sourcing some of our steel-related components and certain finished products, which caused us to buy from vendors at higher costs. In the future, if costs continue to rise rapidly, it may be difficult to pass these costs on to our customers in a timely fashion. We also purchase component parts or finished goods from competitors or other suppliers, a common practice in the aftermarket industry. In connection with the comprehensive restructuring we have begun to buy more finished goods from suppliers in lower cost countries.

Competition

The brake aftermarket is comprised of several large manufacturers: our Company, Federal Mogul Corp. under the brand name Wagner, Genuine Parts Co. under the brand name Rayloc, Honeywell International Inc. under the brand name Bendix, and Cardone Industries, Inc. under the brand name Cardone. The light-duty filter aftermarket is comprised of several large U.S. manufacturers: our Company, United Components, Inc. under the brand name Champ, Honeywell International Inc. under the FRAM brand and Purolator Filters NA LLC under the Purolator brand, along with several international light-duty filter suppliers. The heavy-duty filter aftermarket is comprised of several manufacturers, including our Company, Cummins, Inc. under the brand name Fleetguard, CLARCOR Inc. under the brand name Baldwin, and Donaldson Company Inc. under the brand name Donaldson. The chassis aftermarket is comprised primarily of two large U.S. manufacturers: Federal Mogul Corp. under the brand name Moog, and our Company, along with some international chassis suppliers. We compete on, among other things, quality, price, service, brand reputation, delivery, technology and product offerings.

Employees

As of December 31, 2006, we had 10,497 employees, of whom 6,787 were employed in North America, 2,100 were employed in Europe and 1,610 were employed in South America. Approximately 26% of our employees are salaried and the remaining 74% of our employees are paid hourly. As of December 31, 2006, approximately 136 of our U.S. employees and 444 of our Canadian employees were represented by unions. We consider relations with our employees to be good. We have reduced the total headcount by approximately 10% from December 31, 2005 to December 31, 2006, which is related to the rationalization of U.S. and Canadian plants as part of our comprehensive restructuring plan.

Environmental Matters

We are subject to a variety of federal, state, local and foreign environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the emission of noise and odors, the management and disposal of hazardous substances or wastes, the clean-up of contaminated sites and human health and safety. Some of our operations require environmental permits and controls to prevent and reduce air and water pollution, and these permits are subject to modification, renewal and revocation by issuing authorities. Contamination has been discovered at certain of our owned properties, which is currently being monitored and/or remediated. We are not aware of any contaminated sites which we believe will result in material liabilities; however, the discovery of additional remedial obligations at these sites could result in significant liabilities. The Financial Accounting Standards Board (the ‘‘FASB’’) issued Financial Interpretation Number (‘‘FIN’’) 47, Accounting for Conditional Asset Retirement Obligations, which we adopted effective December 31, 2005.  FIN 47 requires that a liability for the fair value of an Asset Retirement Obligation (‘‘ARO’’) be recognized in the period in which it is incurred if it can be reasonably estimated, with the offsetting associated asset retirement costs capitalized as part of the carrying amount of the long-lived asset.

In addition, many of our current and former facilities are located on properties with long histories of industrial or commercial operations. Because some environmental laws can impose liability for the entire cost of clean-up upon any of the current or former owners or operators, regardless of fault, we could become liable for investigating or remediating contamination at these properties if contamination requiring such activities is discovered in the future. We have incurred environmental remediation costs associated with the comprehensive restructuring and the acquisition restructuring plans that were announced in 2005.

We are also subject to the U.S. Occupational Safety and Health Act and similar state and foreign laws. We believe that we are in substantial compliance with all applicable environmental laws and regulations. Historically, our costs of achieving and maintaining compliance with environmental and health and safety requirements have not been material to our operations.

Internet Availability

Available free of charge through our internet website under the investor relations tab are our recent filings of forms 10-K, 10-Q, 8-K and amendments to those reports filed with the Securities and Exchange Commission. These reports also can be found on our internet website, www.affiniagroup.com, as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.

Item 1A.	Risk Factors

If any of the following events discussed in the following risks were to occur, our results of operations, financial conditions, or cash flows could be materially affected. Additional risks and uncertainties not presently known or currently deemed material by us may also constrain our business operations.

The shift in demand from premium to economy brands may require us to produce value products at the expense of premium products, resulting in lower prices, thereby reducing our margins and decreasing our net sales.

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

Our business would be materially and adversely affected if we lost any of our larger customers.

For the year ended December 31, 2006, approximately 22% and 7% of our net sales were to NAPA and CARQUEST, respectively. To compete effectively, we must continue to satisfy these and other customers’ pricing, service, technology and increasingly stringent quality and reliability requirements. Additionally, our revenues may be affected by decreases in NAPA’s or CARQUEST’s business or market share. Consolidation among our customers may also negatively impact our business. We cannot provide any assurance as to the amount of future business with these or any other customers. While we intend to continue to focus on retaining and winning these and other customers’ business, we may not succeed in doing so. Although business with any given customer is typically split among numerous contracts, the loss of, or significant reduction in purchases by, one of those major customers could materially and adversely affect our business, results of operations and financial condition.

During 2006, we terminated a relationship with one of our top ten customers. We have replaced some of this business in 2006 with business from new and existing customers. We have not been able to, and there is no assurance we will be able to, replace the balance of the business.

Increasing costs for manufactured components, raw materials, crude oil and energy prices may adversely affect our profitability.

We use a broad range of manufactured components and raw materials in our products, including raw steel, steel-related components, filtration media, aluminum, brass, iron, rubber, resins, plastics, paper and packaging materials. Materials comprise the largest component of our costs. We have experienced significant price increases in our crude oil, raw steel and steel-related component purchases in the last few years. Further increases in the price of these items could further materially increase our operating costs and materially adversely affect our profit margins. In addition, in connection with passing through steel and other raw material price increases to our customers, there has typically been a delay of up to several months in our ability to increase prices, which has temporarily impacted profitability. In the future, it may be difficult to pass further price increases on to our customers, especially if we experience additional cost increases soon after implementing price increases. In addition, we have experienced longer than typical lead times in sourcing some of our steel-related components and certain finished products, which caused us to buy from non-preferred vendors at higher costs.

We may not be able to achieve the cost savings that we expect from the restructuring of our operations.

Although we expect to realize cost savings as a result of our comprehensive restructuring plan, we may not be able to achieve the level of benefits that we expect to realize or we may not be able to realize these benefits within the timeframes we currently expect. We are currently rationalizing certain manufacturing operations in order to alleviate redundant capacity and reduce our cost structure. This restructuring will involve the movement of some U.S. and Canadian production to Mexico, South America and Asia. Our ability to achieve these cost savings could be affected by a number of factors. Since our restructuring efforts will focus on increasing our international presence, they will exacerbate the risks described below relating to our non-U.S. operations. Changes in the amount, timing and character of charges related to the restructuring, failure to complete or a substantial delay in completing the restructuring and planned divestitures or the receipt of lower proceeds from such divestitures than currently is anticipated could have a material adverse effect on us.

As a result of the consolidation driven by improved logistics and data management, distributors have reduced their inventory levels, which has reduced and could continue to reduce our sales.

Warehouse distributors have consolidated through acquisition and rationalized inventories, while streamlining their own distribution systems through more timely deliveries and better data management. The corresponding reduction in purchases by distributors negatively impacted our sales. Further consolidation could have a similar adverse impact on our sales.

We are subject to other risks associated with our non-U.S. operations.

We have significant manufacturing operations outside the United States, including joint ventures and other alliances. In 2006, approximately 45% of our net sales originated outside the United States. Risks are inherent in international operations, including:

•	exchange controls and currency restrictions;

•	currency fluctuations and devaluations;

•	changes in local economic conditions;

•	changes in laws and regulations;

•	exposure to possible expropriation or other government actions; and

•	unsettled political conditions and possible terrorist attacks against American interests.

These and other factors may have a material adverse effect on our international operations or on our business, results of operations and financial condition. In addition, we may experience net foreign exchange losses due to currency fluctuations.

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

Recently, the U.S. automotive industry has been experiencing financial difficulties, which has led to some companies filing for protection under Chapter 11 of the United States Bankruptcy Code (the ‘‘Bankruptcy Code’’). Specifically, Dana and Delphi Corporation have filed Chapter 11 cases, with Delphi Corporation filing on October 8, 2005 and Dana filing on March 3, 2006. Currently the amount recorded in account receivables is insignificant. We have more significant relationships with Dana as discussed in the next paragraph.

On March 3, 2006, Dana and forty of its domestic subsidiaries (the ‘‘Debtors’’) filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court, Southern District of New York (the ‘‘Court’’) (Case No. 06-10354). The Debtors operate their businesses as ‘‘debtors-in-possession’’ under the jurisdiction of the Court and in accordance with applicable provisions of the Bankruptcy Code and orders of the Court. Dana is, pursuant to the Purchase Agreement, contractually obligated to indemnify us for specified liabilities, including, among others, (1) liabilities arising out of legal proceedings commenced prior to the Acquisition and (2) liabilities for death, personal injury or other injury to persons (including, but not limited to, such liabilities that result from human exposure to asbestos) or property damage occurring prior to the Acquisition relating to the use or exposure to any of Dana’s products designed, manufactured, served or sold by Dana. However, in the context of Dana’s bankruptcy, Dana may be discharged entirely from its obligations to indemnify us for future defense settlements or payments in respect of any claim subject to its indemnification obligations and we may recover less than 100% of any indemnification obligations of Dana existing as of March 3, 2006. Further, we do not know whether any insurance that may have been maintained by Dana will cover the costs for which Dana is contractually obligated to indemnify us. The failure of Dana to honor its indemnification obligations could adversely affect our financial condition and results of operations.

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

Because we purchase from suppliers various types of raw materials, finished goods, equipment and component parts, we may be materially and adversely affected by the failure of those suppliers to perform as expected. This non-performance may consist of delivery delays or failures caused by production issues or delivery of non-conforming products. The risk of non-performance may also result from the insolvency or bankruptcy of one or more of our suppliers. Our suppliers’ ability to supply products to us is also subject to a number of risks, including availability of raw materials, such as steel, destruction of their facilities or work stoppages. In addition, our failure to promptly pay, or order sufficient quantities of inventory from, our suppliers may increase the cost of products we purchase or may lead to suppliers refusing to sell products to us at all. Our efforts to protect against and to minimize these risks may not always be effective.

Work stoppages or similar difficulties could significantly disrupt our operations.

As of December 31, 2006, 136 of our U.S. employees and 444 of our Canadian employees were represented by unions. It is possible that our workforce will become more unionized in the future. We may be subject to work stoppages and may be affected by other labor disputes. A work stoppage at one or more of our plants may have a material adverse effect on our business. Unionization activities could also increase our costs, which could have an adverse effect on our profitability.

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

Our continued success depends on our ability to maintain advanced technological capabilities, machinery and knowledge necessary to adapt to changing market demands as well as to develop and commercialize innovative products. We cannot assure you that we will be able to develop new products as successfully as in the past or that we will be able to keep pace with technological developments by our competitors and the industry generally. In addition, we may develop specific technologies and capabilities in anticipation of customers’ demands for new innovations and technologies. If such demand does not materialize, we may be unable to recover the costs incurred in such programs. If we are unable to recover these costs or if any such programs do not progress as expected, our business, financial condition or results of operations could be materially adversely affected.

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

Anti-dumping duties could have an adverse affect on our imports into the United States.

Each year the United States Department of Commerce reviews and determines the anti-dumping duty rate applicable to brake rotors imported to the United States from various China suppliers. We import brake rotors from several China suppliers. We may experience increases in our costs for imported rotors from China if the Department of Commerce adjusts the anti-dumping duty rates applicable to our China suppliers.

Any acquisitions we make could disrupt our business and seriously harm our financial condition.

We may, from time to time, consider acquisitions of complementary companies, products or technologies. Acquisitions involve numerous risks, including difficulties in the assimilation of the acquired businesses, the diversion of our management’s attention from other business concerns and potential adverse effects on existing business relationships with current customers and suppliers. In addition, any acquisitions could involve the incurrence of substantial additional indebtedness. We cannot assure you that we will be able to successfully integrate any acquisitions that we pursue or that such acquisitions will perform as planned or prove to be beneficial to our operations and cash flow. Any such failure could seriously harm our business, financial condition and results of operations.

We may be required to recognize impairment charges for our long-lived assets.

At December 31, 2006, the net carrying value of long-lived assets (property, plant and equipment, goodwill and other intangible assets) totaled approximately $402 million. In accordance with generally accepted accounting principles, we periodically assess our long-lived assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may result in charges to goodwill and other asset impairments. Future impairment charges could significantly affect our results of operations in the periods recognized. Impairment charges would also reduce our consolidated net worth and increase our debt to total capitalization ratio, which could negatively impact our access to the public debt and equity markets.

We are subject to increasing pricing pressure from imports, particularly from China.

Price competition from aftermarket manufacturers particularly based in China and other lower cost countries have historically played a role and may play an increasing role in the aftermarket sectors in which we compete. Pricing pressures have historically been more prevalent with respect to our brake products than our other products. While aftermarket manufacturers in these locations have historically competed primarily in markets for less technologically advanced products and manufactured a limited number of products, they are expanding their manufacturing capabilities to produce a broad range of lower cost, higher quality products and provide an expanded product offering. In the future, competitors in Asia may be able to effectively compete in our premium markets and produce a wider range of products which may force us to move additional manufacturing capacity offshore and/or lower our prices, reducing our margins and/or decreasing our net sales.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties

Our principal executive offices are located in Ann Arbor, Michigan; our operations include numerous manufacturing, research and development, and warehousing facilities as well as offices. The table below summarizes the number of facilities by geographical region for our manufacturing, distribution and warehouse, and other facilities.

	Manufacturing facilities	Distribution & Warehouse facilities	Other locations
United States	14	13	11
Canada	4	3	2
Mexico	5	3	1
Europe	7	17	4
South America	7	22	1
Asia	—	—	2
Total	37	58	21

Excluded from the table are 21 other locations around the globe, which includes 5 closed facilities that have been closed as part of our restructuring programs, 14 sales and administration offices, and 2 non operational storage sites. Approximately 60% of our principal manufacturing facilities are brake production facilities, 19% are filtration production facilities, 5% are chassis production facilities, and 16% are other/combinations. Of the total number of principal manufacturing facilities, approximately 65% of such facilities are owned and 35% are leased.

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

On March 3, 2006, Dana and forty of its domestic subsidiaries (the ‘‘Debtors’’) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Southern District of New York (the ‘‘Court’’) (Case No. 06-10354). The Debtors operate their businesses as ‘‘debtors-in-possession’’ under the jurisdiction of the Court and in accordance with applicable provisions of the Bankruptcy Code and orders of the Court. Dana is, pursuant to the Purchase Agreement, contractually obligated to indemnify us for specified liabilities, including, among others, (1) liabilities arising out of legal proceedings commenced prior to the Acquisition and (2) liabilities for death, personal injury or other injury to persons (including, but not limited to, such liabilities that result from human exposure to asbestos) or property damage occurring prior to the Acquisition relating to the use or exposure to any of Dana’s products designed, manufactured, served or sold by Dana. However, in the context of Dana’s bankruptcy, Dana may be discharged entirely from its obligations to indemnify us for future defense settlements or payments in respect of any claim subject to its indemnification obligations and we may recover less than 100% of any indemnification obligations of Dana existing as of March 3, 2006. Further, we do not know whether any insurance that may have been maintained by Dana will cover the costs for which Dana is contractually obligated to indemnify us. We cannot estimate the impact of Dana failing to honor its indemnification obligations but such a failure could adversely affect our financial condition and results of operations.

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

No trading market for our common stock currently exists. As of March 20, 2007, our parent, Affinia Group Holdings Inc., was the sole holder of our common stock. The Company has not declared or paid any cash dividends on its common stock in its two most recent years. We intend to retain all current and foreseeable future earnings to support operations. Our senior credit facilities and our senior subordinated notes indenture restrict our ability to pay cash dividends on our common stock. For information in respect of securities authorized under our equity compensation plan, see Item 11. Executive Compensation.

The following table provides information about Affinia Group Holdings Inc.’s shares of common stock that may be issued upon the exercise of options under its existing equity compensation plans as of December 31, 2006:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders(1):	227,000	$100.00	77,740
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	227,000	$100.00	77,740

(1)	This plan consists of the Affinia Group Holdings Inc. 2005 Stock Incentive Plan. See ‘‘Item 11. Executive Compensation’’ for a description of the plan.

Item 6.	Selected Historical Consolidated and Combined Financial Data

Affinia Group Intermediate Holdings Inc. was formed in connection with the Acquisition. The financial statements included in this report are the combined financial statements of the aftermarket business of Dana before the Acquisition and the consolidated financial statements of Affinia Group Intermediate Holdings Inc. after the Acquisition. The financial data presented below for periods prior to the Acquisition are referred to as ‘‘Predecessor’’ and the financial data for periods after the Acquisition are referred to as ‘‘Successor.’’ The selected financial data have been derived from our financial statements. The financial data as of December 31, 2005 and 2006 and for the years ended December 31, 2005, 2006 and for the period from January 1, 2004 through November 30, 2004 and for the period from December 1, 2004 through December 31, 2004 have been derived from the audited financial statements contained under ‘‘Item 8. Financial Statements and Supplementary Data.’’ The selected financial data as of December 31, 2002, December 31, 2003, November 30, 2004 and December 31, 2004 and for the years ended December 31, 2002 and 2003 have been derived from the audited financial statements of the Predecessor.

The data for the periods after the Acquisition are therefore based on an allocation of the Acquisition purchase price, which is based on fair values of the assets acquired and liabilities assumed.

You should read the following data in conjunction with ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and ‘‘Item 8. Financial Statements and Supplementary Data.’’ (Dollars in Millions)

	Predecessor			Successor
	Year Ended December 31,		January 1 to November 30,	December 1 to December 31,	Year Ended December 31,
	2002	2003	2004	2004	2005	2006
Statement of income data:
Net sales	$2,035	$2,025	$1,934	$155	$2,132	$2,160
Cost of sales	(1,634)	(1,656)	(1,657)	(137)	(1,837)	(1,784)
Gross profit	401	369	277	18	295	376
Selling, general and administrative expenses	(281)	(254)	(234)	(21)	(261)	(332)
Loss on disposition of Beck Arnley	—	—	—	—	(21)	—
Operating profit (loss)	120	115	43	(3)	13	44
Other income, net	4	5	4	2	8	7
Income (loss) before interest expense, taxes and minority interest	124	120	47	(1)	21	51
Interest expense	(5)	(3)	(2)	(5)	(55)	(59)
Income (Loss) before taxes and minority interest	119	117	45	(6)	(34)	(8)
Income tax provision (benefit)	56	49	18	(2)	(4)	(3)
Minority interest, net of tax	(1)	(2)	—	—	—	—
Income (Loss) before effect of change in accounting	62	66	27	(4)	(30)	(5)
Effect of change of accounting, net of tax	(20)	—	—	—	—	—
Income (Loss) from continuing operations	42	66	27	(4)	(30)	(5)
(Loss) income from discontinued operations net of tax	(2)	1	1	—	—	—
Net income (loss)	$40	$67	$28	$(4)	$(30)	$(5)
Statement of cash flows data:
Net cash from continuing operations:
Operating activities	$155	$115	$(7)	$58	$103	$22
Investment activities	(22)	(37)	(37)	(1,018)	(52)	(21)
Financing activities	(120)	(70)	42	996	(49)	(15)
Other financial data:
Capital expenditures	$26	$44	$44	$3	$35	$24
Depreciation and amortization	46	46	41	4	46	46
Balance sheet data (end of period):(1)
Cash and cash equivalents	$38	$46	$44	$80	$82	$70
Total current assets	961	985	1,091	988	907	896
Total assets	1,281	1,313	1,435	1,469	1,440	1,381
Total current liabilities	381	385	366	397	408	389
Total non-current liabilities and minority interest in consolidated subsidiaries	104	106	144	668	658	611
Shareholders equity	796	822	925	404	374	381

(1)	For presentation purposes, the various balance sheet line items as of December 31, 2002, 2003, and November 30, 2004 within the table have not been modified to reflect the 2005 disposition of Candados Universales de Mexico, S.A. de C.V. (‘‘Cumsa’’) as such a presentation would not be materially different. The presentation of the various balance sheet line items as of December 31, 2005 and 2004 within the table does reflect the impact of the 2005 disposition of Cumsa.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

Affinia is a leading designer, manufacturer and distributor of aftermarket components for passenger cars, sport utility vehicles, light, medium and heavy trucks and off-highway vehicles. Our sales are predominantly to the aftermarket industry and are not affected by the market cyclicality of original equipment manufacturers. Our broad range of brake, filtration and chassis products are sold in North America, Europe, South America and Asia. In 2006 brake and filtration products, which by their nature sustain significant wear and must routinely be replaced, represented 49% and 32% of our net sales, respectively. Chassis products, which include steering, suspension and driveline components, represented 7% of our net sales. The remaining 12% of net sales were derived from our European products.

We believe our key advantages as a leading aftermarket company are broad product offerings, quality products, brand recognition (e.g., Wix and Raybestos), value-added services, and distribution and sourcing capabilities. The added value that we bring to our customers, such as order fill rates of 95% and greater, has been recognized in the aftermarket industry as we have received numerous key awards over the last several years. We believe that these key advantages position us well for growth in North America and for global growth. We are continuing to increase our global presence in Asia and Eastern Europe to develop new markets and provide lower cost sourcing opportunities. Due to our key advantages, we believe we hold the #1 market position in North America in brake component and filtration component sales and the #2 market position in North America in chassis component sales.

We continue to focus on expanding our customer relationships and expand our product offerings to continue to grow the company. In the first full year of operations, which was 2005, sales grew by 2% and, in 2006, sales have grown an additional 1%. This growth in 2006 was achieved even though we discontinued a relationship with a customer earlier in the year, which had a negative impact of $30 million on our 2006 sales.

We typically conduct business with our customers pursuant to short-term contracts and purchase orders. However, our business is not characterized by frequent customer turnover due to the critical nature of long-term relationships in our industry. The expectation of quick turnaround times for car repairs and the broad proliferation of available part numbers require a large investment in inventory and strong fulfillment capabilities in order to deliver high fill rates and quick cycle times. Large aftermarket distributors typically source their product lines at a particular price point and product category with one ‘‘full-line’’ supplier, such as our company, which covers substantially all of their product requirements. Switching to a new supplier typically requires that a distributor or supplier make a substantial investment to purchase, or ‘‘changeover’’ to, the new supplier’s products.

In addition, the end user of our products, who is most frequently a professional installer, requires consistently high quality products because it is industry practice to replace, free of any labor or service charge, malfunctioning parts. Despite these factors, our business is becoming more competitive as ‘‘value line’’ and offshore suppliers have tried to penetrate our customer base by targeting the highest volume part numbers in the value category, without offering full product line coverage. In many cases, the presence of these lower priced parts has caused full-line suppliers either to reduce prices in their premium categories or introduce new, intermediate-priced product offerings. In many instances, full-line suppliers have also been required to move more of their sourcing and production of value products to offshore, lower cost locations to offset this trend. We estimate that a majority of our Brake product net sales are currently derived from products we consider to be premium products but this has been shifting recently to a more diverse mix of products.

In connection with the comprehensive restructuring we have modified our hydraulic product offering from a premium line and a value line to one distinct product offering that most resembles the value line in cost but the premium line in product attributes. Secondly, for our drum and rotor product offering, we are retaining the premium line but are expanding the coverage in our value line product offering. Lastly, for our friction product offerings we are reducing the product offerings from multiple lines to three product offerings. Even with the reduction in offerings we still retain one of our key advantages over our competitors, which is a broad product offering.

We frequently provide various rebates or allowances as a component of our product pricing. Rebates have steadily increased each year as a percentage of net sales due to the creation of new programs intended to maintain and grow our business. Our traditional channel and national retail customers have demanded increasingly competitive, as well as increasingly complex, pricing programs.

Restructuring

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

In December 2005, we announced the closure of our Southampton (UK) facility. Additionally, in March 2006 we announced the closure of the Erie (PA), North East (PA) and the McHenry (IL) plants and our intent to sell the Waupaca (WI), Sudbury (Ontario, Canada) and St. Catharines (Ontario, Canada) facilities. In June 2006, we announced our decision to close the St. Catharines foundry, which was closed by the end of 2006. In the third quarter of 2006 we announced the closure of our Cambridge (Ontario, Canada) facility, which is anticipated to close during the first quarter of 2007. In October 2006, we announced the closure of our Cuba (MO) facility, which is anticipated to close during the first quarter of 2007. In November 2006, we announced and closed our Mississauga (Ontario, Canada) facility. Additional facility closures may be announced as part of the comprehensive restructuring.

During 2005 and 2006 we have recorded a combined $63 million in restructuring costs in connection with the comprehensive restructuring. We estimate that we will incur approximately $89 million more in cash and non cash restructuring during 2007 and 2008. There may be some small trailing liabilities that run into the beginning of 2009 depending on the progression of the plan and the sale of our facilities. We have started to see the benefits of the restructuring programs on our gross margin in 2006. Our gross margin increased from 14% in 2005 to 17% in 2006.

In the first quarter of 2005, as part of the Acquisition, we announced the acquisition restructuring. The acquisition restructuring plan was initiated to take advantage of opportunities we identified prior to the Acquisition but were, due to resource constraints, limited in our ability to actively pursue as part of Dana. Acquisition restructuring costs of $21 million associated with the acquisition restructuring were recorded to goodwill as an adjustment to the opening balance sheet, comprised of severance costs, fixed asset impairments, and other exit costs. Additionally, we charged directly to operations $2 million relating to current period exit costs. We did not have any material costs subsequent to December 31, 2005, relating to the acquisition restructuring.

The restructuring plans are focused on lowering costs and improving profitability by rationalizing manufacturing operations and focusing on low cost manufacturing and sourcing opportunities. Such initiatives include the movement of manufacturing operations to lower cost facilities. In addition to the shift of manufacturing to lower cost facilities relating to our restructuring plan, we are also focusing on the following:

•	We have increased our foreign sourcing through direct manufacturing, purchasing of finished goods from third parties and strategic relationships to better position ourselves relative to lower cost competitors for certain products. We have increased our production capacity in South America to capitalize on the lower cost environment for the manufacturing of many of our value line products. We have also significantly increased our sourcing of products from lower cost countries as our suppliers in those markets have increased their production quality and lowered their costs.

•	We are focused on expanding our product lines and solidifying our position as a leading provider of aftermarket brake, filtration and chassis parts in order to capitalize on several trends that are likely to affect growth and profitability positively in the aftermarket. The aftermarket has historically experienced stable growth rates.

Business Environment

Our Markets.    We believe that the aftermarket will continue to grow steadily as a result of continuing increases in (1) the light vehicle population, (2) the average age of vehicles, (3) the total number of miles driven, and (4) the prevalence of SUVs and lighter trucks in the fleet mix, since larger vehicles place greater wear on components such as brake systems and chassis components. SUVs and the lighter truck sales have decreased recently due to higher energy costs; however, the overall SUVs and light trucks in the fleet mix is still at the highest level it has been of any 10 year period. Growth in sales in the aftermarket does not always have a direct correlation to sales growth for aftermarket suppliers like our company. For example, as automotive parts distributors have consolidated during the past several years, they have reduced purchases from manufacturers as they focused on reducing their combined inventories.

Raw Materials and Manufactured Components.    Our variable costs are proportional to sales volume and mix and are comprised primarily of raw materials and labor and certain overhead costs. Our fixed costs are not significantly influenced by volume in the short term and consist principally of selling, general and administrative expenses, depreciation and other facility-related costs.

We use a broad range of manufactured components and raw materials in our products, including raw steel, steel-related components, filtration media, aluminum, brass, iron, rubber, resins, plastics, paper and packaging materials. We purchase raw materials from a wide variety of domestic and international suppliers, and we have not, in recent years, experienced any significant shortages of these items and normally do not carry inventories of these items in excess of those reasonably required to meet our production and shipping schedules.

We experienced significant price increases in our raw steel and steel-related components in 2004 and the prices have remained at high levels in 2005 and 2006. We have historically been successful in passing through price increases in order to offset these types of cost increases. Further increases in the price of these items could increase our operating costs and adversely affect our profit margins. In addition, there has typically been a delay of up to several months or longer in our ability to increase prices to our customers which has impacted profitability. We are also subject to freight and energy costs in obtaining the supply of components and products that our customers require and thus are sensitive to increases in those costs as well. In addition, we have experienced longer than typical lead times in sourcing some of our steel-related components and certain finished products, which caused us to buy from non-preferred vendors at higher costs. In the future, if costs continue to rise rapidly, it may be difficult to pass all of these costs on to our customers in a timely fashion.

We also purchase component parts or finished goods from competitors or other suppliers, a common practice in the automotive aftermarket industry.

Seasonality.    Our working capital requirements are significantly impacted by the seasonality of the aftermarket. In a typical year, we build inventory during the first and second quarters to accommodate our peak sales during the second and third quarters. Our working capital requirements therefore tend to be highest from March through August. In periods of weak sales, inventory can increase beyond typical seasonal levels, as our product delivery lead times are less than two days while certain components we purchase from overseas require lead times of approximately 90 days.

Global Developments.    The aftermarket has also experienced increased price competition from manufacturers based in China and other lower cost countries. These manufacturers continue to play an increasing role in the areas of the aftermarket in which we compete by enhancing their product offerings and expanding their manufacturing capabilities to produce lower cost, higher quality products. We are responding to this challenge by investing in companies in China and other lower cost countries. Additionally, we are meeting this challenge through restructuring and outsourcing initiatives, as well as through ongoing cost reduction programs.

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

The following provides a description of the basis of presentation during all periods presented:

Successor:    Represents our consolidated financial position as of December 31, 2005 and December 31, 2006 and our consolidated results of operations and cash flows for the years ended December 31, 2006 and December 31, 2005 and for the period from December 1, 2004 to December 31, 2004 following the Acquisition. The results of operations and cash flows for the period from December 1, 2004 to December 31, 2004 reflect the preliminary application of purchase accounting, described above, relating to the Acquisition. The financial position as of December 31, 2005 and results of operations and cash flows for the year ended December 31, 2005 reflect the final adjustments for purchase accounting.

Predecessor:    Represents the combined financial position of the Predecessor for all periods prior to the Acquisition on November 30, 2004. The combined financial statements of the Predecessor for the period from January 1, 2004 to November 30, 2004 are based on the historical assets, liabilities, sales and expenses of the Predecessor for the periods prior to the Acquisition.

Results of Operations

Year Ended December 31, 2006 compared to the Year Ended December 31, 2005

The following table summarizes the consolidated results for the year ended December 31, 2005 and the consolidated results for the year ended December 31, 2006 (Dollars in Millions):

	Consolidated Year Ended December 31, 2005	Consolidated Year Ended December 31, 2006	Dollar Change	Percent Change
Net sales
Brake products	$1,052	$1,053	$1	0%
Chassis products	156	156	—	0%
Filtration products	661	689	28	4%
European products and other	260	268	8	3%
Eliminations and other	3	(6)	(9)	NM
Total net sales	2,132	2,160	28	1%
Cost of sales(1)	(1,837)	(1,784)	53	3%
Gross profit	295	376	81	27%
Gross margin	14%	17%
Selling, general and administrative expenses(2)	(261)	(332)	(71)	27%
Selling, general and administrative expenses as a percent of sales	12%	15%
Loss on disposition of Beck Arnley	(21)	—	21	NM
Operating profit	13	44	31	238%
Operating margin	1%	2%
Other income, net	8	7	(1)	−13%
Interest expense	(55)	(59)	(4)	7%
Income (loss) before taxes and minority interest and discontinued operations	(34)	(8)	26	76%
Income tax benefit	(4)	(3)	1	25%
Income (loss) from continuing operations	(30)	(5)	25	83%
Income (loss) from discontinued operations, net of tax	—	—	—	—
Net income (loss)	$(30)	$(5)	$25	83%

(1)	We recorded $23 million and $1 million in restructuring charges in cost of sales in 2005 and 2006, respectively.

(2)	We recorded $2 million and $39 million of restructuring costs in selling, general and administrative expenses for 2005 and 2006, respectively.

NM (Not Meaningful)

Net sales.    Our net sales increased in 2006 in comparison to 2005 due mainly to $39 million of foreign currency translation impact, which was a result of a weak U.S. dollar. Generally, a weaker U.S. dollar will contribute to higher sales. Another contributing factor to increased sales was continued price increases in 2006 to offset the material cost increases in 2004. Our Chassis and Brake product sales were flat in 2006 in comparison to 2005 despite the termination of a customer relationship early in 2006. The customer termination in aggregate had a $30 million negative impact on the Chassis and Brake product sales. Affinia had success in growing its Filtration products revenue by $28 million during 2006 in comparison to 2005. Filtration product sales increased both domestically and internationally. Sales of filters in our international markets were very strong. Much of our successful growth in Filtration product sales were the result of strong Heavy Duty sales. Our European products sales increased in 2006 in comparison to 2005 due to currency translation gains and a sales volume increase. The European products showed positive signs in the fourth quarter of 2006 with a 16% increase in sales.

Eliminations and other consists of Beck Arnley sales in 2005 and intercompany sales eliminations between product groupings. The sales were lower in the current year due to the divestiture of Beck Arnley in March 2005. Beck Arnley sales were $9 million in 2005.

Cost of sales.    The gross margin for 2006 increased to 17% from 14% in 2005. The acquisition and comprehensive restructuring programs and cost savings programs contributed to the improved gross margin.

Selling, general and administrative expenses.    Our selling, general and administrative expenses increased in 2006 over 2005 which was attributable not only to higher sales but also to other contributing factors such as the following:

•	We recognized $39 million in restructuring costs in 2006 relating to our comprehensive restructuring program, which was announced at the end of 2005, as compared to $2 million in 2005. This increase in restructuring costs is primarily due to severance expenses.

•	We established a corporate office for Affinia after acquiring the Dana aftermarket business on November 30, 2004. The corporate office compensation expenses increased $9 million in 2006 in comparison to 2005 due to the increase in staffing levels. In addition, we incurred $2 million more in professional fees during 2006 in comparison to 2005, which was primarily related to Sarbanes Oxley compliance.

•	During 2006 we increased our advertising costs by approximately $4 million over 2005.

•	Bad debt expense has increased by $4 million in 2006 partially due to additional bad debts identified at our international locations. Also contributing to the increase in bad debt expense was the increase in age of receivables at certain locations during the year.

•	Aftermarket distributors typically source their product lines at a particular price point and product category with one ‘‘full-line’’ supplier, such as our company, which covers substantially all of their product requirements. Switching to a new supplier typically requires that a distributor or supplier make a substantial investment to purchase, or ‘‘changeover’’ to, the new supplier’s products. We incurred $4 million more in 2006 related to changeover costs to aid in the addition of new distributors.

There were other less significant factors that also contributed to the increase in selling, general and administrative expenses.

Operating profit.    Our operating profit increased in the current year in comparison to the prior year due to a $21 million loss on the disposition of Beck Arnley recognized in the prior year. We disposed of Beck Arnley on March 31, 2005 because its operations did not match with our strategic objectives. Also contributing to the increase in operating profit was the gross margin improvement in 2006, which was due mainly to the restructuring efforts.

Interest expense.    Interest expense in 2006 increased in comparison to last year. The interest and finance charges mainly relate to the Company’s notes and senior credit facilities, entered into during the fourth quarter of 2004 to fund the Acquisition. Interest expense was slightly higher primarily due to a general increase in variable short term interest rates and an increase in pricing associated with an amendment to our senior credit facilities in December 2005. Partially offsetting the increase in interest expense was the reduction in average debt in 2006 compared with 2005.

Income tax benefit.    The income tax benefit for 2006 was $3 million compared to a tax benefit of $4 million for 2005. The tax benefit for 2005 was higher due primarily to the divestiture of Beck Arnley during 2005.

Net loss.    Net loss decreased in comparison to last year due to the factors described above.

Results of Operations

Year Ended December 31, 2005 Compared to the twelve months ended December 31, 2004

To enable meaningful comparisons, the consolidated results of the Successor after the November 30, 2004 Acquisition, and the 2004 results of the Predecessor before the Acquisition have been combined (referred to hereafter as the ‘‘twelve months ended December 31, 2004’’) in the following table for comparison to our operating results for the year ended December 31, 2005 (Dollars in Millions):

	Non-GAAP(1) Combined Twelve Months Ended December 31, 2004	Consolidated Year Ended December 31, 2005	Dollar Change	Percent Change
Net sales
Brake products	$1,046	$1,052	$6	1%
Chassis products	163	156	(7)	−4%
Filtration products	608	661	53	9%
European products and other	260	260	—	0%
Eliminations and other	12	3	(9)	−75%
Total net sales	2,089	2,132	43	2%
Cost of sales(2)	(1,794)	(1,837)	(43)	2%
Gross profit	295	295	—	0%
Gross margin	14%	14%
Selling, general and administrative expenses(3)	(255)	(261)	(6)	2%
Selling, general and administrative expenses as a percent of sales	12%	12%
Loss on disposition of Beck Arnley	—	(21)	(21)	NM
Operating profit	40	13	(27)	−68%
Operating margin	2%	1%
Other income, net	6	8	2	33%
Interest expense	(7)	(55)	(48)	686%
Income (loss) before taxes and minority interest and discontinued operations	39	(34)	(73)	−187%
Income tax (benefit) provision	16	(4)	20	−125%
Income (loss) from continuing operations	23	(30)	(53)	230%
Income (loss) from discontinued operations, net of tax	1	—	(1)	−100%
Net income (loss)	$24	$(30)	$(54)	−225%

(1)	The financial data for the twelve months ended December 31, 2004 represents the combined historical results of the Predecessor and Successor for the twelve months ended December 31, 2004. The presentation of both periods, in accordance with GAAP, is set forth under Item 6. Selected Historical Consolidated and Combined Financial Data.

(2)	During 2005 we had $23 million in restructuring charges recorded in cost of sales, which was mainly due to asset writedowns.

(3)	During the combined twelve months of 2004 and the year ended 2005, we recorded $2 million of restructuring costs in selling, general and administrative expenses for each year.

NM (Not Meaningful)

Net sales.    Our net sales increased in 2005 in comparison to 2004 due to (i) economic effects (principally rebates, pricing, cash discounts and returns and allowances) of $47 million which were implemented in late 2004 to partially offset higher materials costs and (ii) foreign currency translation gains of $53 million primarily due to the strong Brazilian Real. Offsetting the economic effects and the translation gains were the following: (i) $32 million reduction due to our discontinued relationship with AutoZone (which ceased in 2004) and (ii) $25 million reduction in our Beck Arnley foreign nameplate distribution business that was sold in March of 2005.

Brake product sales were up slightly in 2005 in comparison to the combined results of 2004, primarily due to foreign currency translation gains of $40 million and positive economic effects of $5 million. These increases were somewhat offset by a $22 million decrease in sales volume (other than AutoZone) and the loss of AutoZone as a customer in 2004, which accounted for a $17 million decrease. Sales volume was down as a result of weaker retail markets in the first half of 2005.

Chassis product sales were down due to our loss of AutoZone as a customer in June 2004, which accounted for $15 million of sales during the combined twelve months of 2004. We were able to offset the decrease in volume with an $8 million increase in economic effects. Without the effect of the loss of AutoZone, chassis sales grew by $8 million or 5% compared to the 2004 combined year.

Filtration sales increased in 2005 primarily due to (i) economic effects of $34 million instituted in the latter half of 2004; (ii) $9 million increase in sales volume and (iii) $10 million in foreign currency translation gains.

European products and other operations sales for 2005 were comparable with the combined twelve months of 2004.

Eliminations and other consists of Beck Arnley sales and intercompany sales eliminations between product groupings. The sales were lower during 2005 due to the divestiture of Beck Arnley in the first quarter of 2005. Beck Arnley sales decreased $24 million in 2005 in comparison to the 2004 twelve months.

Cost of sales.    Our cost of sales increased in 2005 mainly due to restructuring charges associated with our comprehensive restructuring plan. Also contributing to the increase in cost of sales were foreign currency translation adjustments and lower absorption of manufacturing costs as a result of our facility closures and our aggressive inventory reduction program.

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

Operating profit.    Our operating profit decreased in 2005 due mainly to a $21 million loss on the disposition of Beck Arnley and restructuring charges of $25 million. We disposed of our subsidiary, Beck Arnley, on March 31, 2005 because its operations did not match with our strategic objectives. Also contributing to the decrease in operating profit were foreign currency translation adjustments and lower absorption of manufacturing costs as a result of our facility closures and our aggressive inventory reduction program.

Interest expense.    The interest expense increase in 2005 was due to interest and finance charges in respect of the Company’s senior subordinated notes and senior credit facilities, entered into during the fourth quarter of 2004 to fund the Acquisition.

Income tax (benefit) provision.    The tax benefit rate of 12% for 2005 was lower than the 35% U.S. federal statutory tax rate on account of higher effective tax rates on non-U.S. income. We had tax benefit in 2005 due to the net loss incurred in 2005. The effective tax rate of 41% for the combined twelve months of 2004 was higher than the 35% effective U.S. federal statutory tax rate due principally to higher effective non-U.S. tax rates and, to a lesser extent, inclusion of state and local taxes net of the state and federal tax benefit.

Net income (loss).    Net income decreased in comparison to last year due mainly, as discussed above, to significant restructuring charges, interest expense and the loss on the sale of Beck Arnley.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash flow from operations. We also have availability under our revolving credit facility and receivables facility, subject to certain requirements. Our primary liquidity requirements are expected to be for debt servicing, working capital, restructuring obligations and capital spending. Our liquidity requirements are significant, primarily due to debt service requirements, restructuring and expected capital expenditures.

We are significantly leveraged as a result of the Acquisition. Affinia Group Inc. issued senior subordinated notes, entered into senior credit facilities, consisting of a revolving credit facility and a term loan facility, and initiated a trade accounts receivable securitization program (the ‘‘Receivables Facility’’). As of December 31, 2006, we had $597 million in aggregate indebtedness, with an additional $111 million of borrowing capacity available under our revolving credit facility, after giving effect to $14 million in outstanding letters of credit, which reduced the amount available there under. The aggregate indebtedness decreased $15 million since December 31, 2005. We had no amounts outstanding under our Receivables Facility as of December 31, 2006. The Receivables Facility provides for a maximum capacity of $100 million subject to certain adjustments. In addition, we had a cash and cash equivalents balance of $82 million as of December 31, 2005 and $70 million as of December 31, 2006.

We spent $35 million and $24 million on capital expenditures during 2005 and 2006, respectively. With the closure of several facilities over the next few years we have cut the capital expenditures at these facilities to minimal level. Based on the current level of operations, the Company believes that cash flow from operations and available cash, together with available borrowings under its revolving credit facility and Receivables Facility, will be adequate to meet liquidity needs and restructuring plans and to fund planned capital expenditures. The Company may, however, need to refinance all or a portion of the principal amount of the senior subordinated notes and/or senior credit facility borrowings, on or prior to maturity, to meet liquidity needs. If it is determined that refinancing is necessary, and the Company is unable to secure such financing on acceptable terms, then the Company may have insufficient liquidity to carry on its operations and meet its obligations at such time.

Debt and Commitments.    The primary source of liquidity for both the Predecessor and Successor was cash flow generated from operations. We also have availability under our revolving credit facility and Receivables Facility, subject to certain conditions, described below. Our primary liquidity requirements are expected to be for debt service, working capital, restructuring obligations and capital spending.

Senior credit facilities.    Our senior credit facilities consist of a revolving credit facility and a term loan facility. Our revolving credit facility provides for loans in a total principal amount of up to $125 million and matures in 2010. Our term loan facility provides for up to $350 million of which $297 million is outstanding at December 31, 2006 and matures in 2011. Proceeds from the term loan were used to fund the Acquisition.

On November 30, 2004, in connection with the Acquisition, Affinia established financing arrangements with third-party lenders (the ‘‘lenders’’) that provide senior credit facilities consisting of a revolving credit facility and a term loan facility that are unconditionally guaranteed by the Company, and certain domestic subsidiaries of Affinia (collectively, the ‘‘Guarantors’’). The repayment of these facilities is secured by substantially all the assets of the Guarantors, including, but not limited to, a pledge of their capital stock and 65 percent of the capital stock of non-U.S. subsidiaries owned directly by the Guarantors. The revolving credit facility, which expires on November 30, 2010, provides for borrowings of up to $125 million through a syndicate of lenders. The revolving credit facility also includes borrowing capacity available for letters of credit. As of December 31, 2006, the Company had $14 million in outstanding letters of credit, none of which had been drawn against. There were no other amounts outstanding under the revolving credit facility at December 31, 2006. The term loan facility provided for a $350 million term loan with a maturity of seven years, of which $297 million was outstanding at December 31, 2006. On December 12, 2005, in connection with the comprehensive restructuring, certain provisions applicable to the senior credit facilities were amended.

The senior credit facilities, as amended, bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the lender’s prime rate and (2) the federal funds rate plus one-half of 1% or (b) LIBOR rate determined by reference to the costs of funds for deposits in U.S. dollars for the interest period relevant to such borrowing adjusted for certain additional costs. The applicable margin for borrowings under the term loan facility is 2.00% with respect to base rate borrowings and 3.00% with respect to LIBOR borrowings. The applicable margin for borrowings under the revolving credit facility and the term loan facility may be reduced subject to our attaining certain leverage ratios or increased based on certain credit ratings as determined by Moody’s and Standard & Poor’s.

In addition to paying interest on the outstanding principal under the senior credit facilities, we are required to pay a commitment fee, which was less than $1 million in 2006, to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder at a rate equal to 0.50% per annum. We also paid customary letter of credit fees.

The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability, and the ability of our subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness (including our senior subordinated notes), pay certain dividends and distributions or repurchase our capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness (including our senior subordinated notes), and change the business conducted by us and our subsidiaries. In addition, the senior credit facilities contain the following financial covenants: a maximum total leverage ratio; a minimum interest coverage ratio; and a maximum capital expenditures limitation. As of December 31, 2006, we were in compliance with all of these covenants.

Indenture.    The indenture governing the senior subordinated notes limits our (and most or all of our subsidiaries’) ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, use assets as security in other transactions and sell certain assets or merge with or into other companies. Subject to certain exceptions, Affinia and its restricted subsidiaries are permitted to incur additional indebtedness, including secured indebtedness, under the terms of the senior subordinated notes.

Adjusted EBITDA is used to determine our compliance with many of the covenants contained in our senior credit facilities and in the indenture governing the senior subordinated notes. Adjusted EBITDA is defined as EBITDA further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indenture and our senior credit facility.

We believe that the inclusion of debt covenant related adjustments to EBITDA applied in presenting Adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financing covenants.

The breach of covenants in our senior credit facilities that are tied to ratios based on Adjusted EBITDA could result in a default under those facilities and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under our indenture and trade accounts receivable securitization program. Additionally, under the indenture, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Adjusted EBITDA. However, EBITDA and Adjusted EBITDA are not recognized terms under U.S. GAAP (Accounting Principles Generally Accepted in the United States) and do not purport to be alternatives to net income as a measure of operating performance. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements.

The following table reconciles net income to EBITDA and Adjusted EBITDA (Dollars in Millions):

	Predecessor	Successor
	January 1 to November 30,	December 1 to December 31,	Year Ended December 31,	Year Ended December 31,
	2004	2004	2005	2006
Net income (loss)	$28	$(4)	$(30)	$(5)
Interest expense	2	5	55	59
Depreciation and amortization	41	4	46	46
Income tax (benefit)	18	(2)	(4)	(3)
EBITDA	89	3	67	97
Restructuring charges(a)	2	—	25	40
Change in accounting(b)	25	—	—	—
Transaction costs retained by Dana(c)	15	—	—	—
Liabilities retained by Dana(d)	9	—	—	—
Beck Arnley(e)	14	1	24	—
Certain joint ventures(f)	—	—	(1)	(1)
Other adjustments(g)	5	—	8	9
Adjusted EBITDA	$159	$4	$123	$145

(a)	In accordance with the terms of our senior credit facilities EBITDA has been adjusted to exclude costs associated with restructuring, which are principally related to severance, asset write-downs and related exit costs. In 2005, we substantially completed the acquisition restructuring plan and at the end of 2005, we commenced our comprehensive restructuring plan that will mainly occur between 2006 thru 2008.

(b)	Predecessor incurred charges related to changes in accounting for inventories and other accounts that can be added back to EBITDA in accordance with the terms our senior credit facilities.

(c)	Predecessor incurred other severance and transaction related costs that are added back to EBITDA in accordance with the terms of our senior credit facilities.

(d)	Predecessor incurred costs related to pensions and other post-employment benefits and other Dana retained liabilities that are allowed to be added back to EBITDA per our senior credit facilities.

(e)	Adjustments for the net loss of Beck Arnley in accordance with the terms of our senior credit facilities. The pretax loss on the disposition -of Beck Arnley was $21 million and Beck Arnley had a $3 million loss from operations.

(f)	Adjustment for net income of certain joint ventures is excluded in accordance with the terms of our senior credit facilities.

(g)	Certain costs such as other non-recurring charges, which include inventory charges related to the comprehensive restructuring plan, are allowed to be added back to EBITDA in accordance with the terms of our senior credit facilities.

Our covenant compliance levels and ratios for the year ended December 31, 2006 are as follows:

	Covenant Compliance Level for the Year Ended December 31, 2006	Actual Ratios
Senior Credit Facilities
Minimum Adjusted EBITDA to cash interest ratio	2.00x	2.76x
Maximum net debt to Adjusted EBITDA ratio	5.25x	3.85x

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

Affinia Group Inc., as the receivables collection agent, services, administers and collects the receivables under the receivables purchase agreement for which it receives a monthly servicing fee at a rate of 1.00% per annum of the average daily outstanding balance of receivables. The receivables facility fees include a usage fee paid by the finance subsidiary, that varies based upon the company’s leverage ratio as calculated under the senior credit facilities. Funded amounts under the receivables facility bear interest at a rate equal to the conduit’s pooled commercial paper rate plus the usage fee. At December 31, 2006, the usage fee margin for the receivables facility was 1.25% per annum of the amount funded. In addition, the finance subsidiary is required to pay a fee on the unused portion of the receivables facility that varies based upon the same ratio. At December 31, 2006 the unused fee was 0.50% per annum of the unused portion of the receivables facility.

Availability of funding under the receivables facility depends primarily upon the outstanding trade accounts receivable balance from time to time. Aggregate availability is determined by using a formula that reduces the gross receivables balance by factors that take into account historical default and dilution rates, obligor concentrations, average days outstanding and the costs of the facility. As of December 31, 2006, $239 million of our accounts receivable balance was considered eligible for financing under the program, of which approximately $71 million was available for funding. At December 31, 2006, we had no amount outstanding under this facility.

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

Net cash provided by or used in operating activities

In 2006, the cash flow from operating activities was a source of cash of $22 million in comparison to a $103 million source of cash during the 2005. The $81 million decrease in operating activities was principally due to the change in inventory and other current liabilities. Inventory was a $13 million use of cash in 2006 compared to a $77 million source in 2005. In 2005, the company implemented a program designed to increase efficiencies in our manufacturing processes. As a result of this lean manufacturing program, we were able to reduce inventories significantly from the end of 2004. Current liabilities were a $19 million use of cash in 2006 compared to a $58 million source in 2005, which was due partially to the change in accounts payable. Accounts payable increased by $26 million during 2005 in comparison to the end of 2004. Subsequently, in 2006 accounts payable decreased by $22 million. Accounts payable fluctuates from year to year due to the timing of payments. Offsetting these changes in inventory and current liabilities were the changes associated with net income and the provision for deferred income taxes, as the net loss in 2006 decreased by $25 million compared to the net loss in 2005. As a result, the 2006 change in provision for deferred taxes increased operating cash flow by $54 million.

Net cash used in investing activities

In 2006, the cash flow from investing activities was a use of cash of $21 million in comparison to a $52 million use of cash during 2005. In the second quarter of 2005, we paid Dana $28 million for a working capital settlement associated with the Acquisition. Moreover, capital expenditures were $24 million and $35 million for 2006 and 2005, respectively.

Net cash provided by or used in financing activities

In 2006 the cash flow from financing activities was a use of cash of $15 million in comparison to a $49 million use of cash in 2005. We reduced our short term and long-term debt by $50 million during 2005 relative to 2004 and achieved a further reduction of $15 million in 2006 relative to 2005.

Impact of the Acquisition and Related Financing Transaction

As a result of the Acquisition, our assets and liabilities were adjusted to their preliminary estimated fair value as of November 30, 2004, the closing date of the Acquisition. Purchase price adjustments were finalized during the year ended December 31, 2005. As discussed above, we incurred significant indebtedness in connection with the Acquisition. Accordingly, our interest expense is higher than it was prior to the Acquisition. The excess of the total purchase price over the value of our net assets at December 31, 2005, as a result of finalizing the purchasing accounting adjustments, was allocated to goodwill, trade names and other intangible assets.

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

The Seller Note will mature on November 30, 2019. The interest rate on the Seller Note is 8% per annum initially, with an increase to 10% per annum effective November 30, 2009. Upon a change of control, the holder shall have the right to require Affinia Group Holdings Inc. to repurchase the Seller Note at specified prepayment prices. Affinia Group Holdings Inc. will be required to offer to redeem a portion of the Seller Note at specified prepayment prices in connection with certain dividend events. Notwithstanding Affinia Group Holdings Inc.’s option to make cash interest payments, our senior credit facilities and the indenture governing the senior subordinated notes limit our ability to pay dividends to Affinia Group Holdings Inc. for the purpose of making any payments in respect of, or otherwise servicing, the obligations represented by the Seller Note.

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

Contractual Obligations and Commitments

Cash obligations.    Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under debt obligations at maturity, under operating lease agreements, and under purchase commitments for property, plant, and equipment. The following table summarizes our fixed cash obligations over various future periods as of December 31, 2006:

	Payments Due By Period
Contractual Cash Obligations	Total	Less than 1 year	1 – 3 Years	4 – 5 years	After 5 Years
	(Dollars in Millions)
Debt obligations	$597	$—	$—	$297	$300
Interest on senior subordinated notes	216	27	54	54	81
Interest on term debt*	124	25	51	48	—
Operating leases	88	15	24	17	32
Post employment obligations	2	—	—	1	1
Other contractual obligations**	64	6	13	12	33
Purchase commitments for property, plant, and equipment	4	4	—	—	—
Total contractual obligations	$1,095	$77	$142	$429	$447

*	The term debt consists of a 3% fixed margin on LIBOR borrowings.

**	Relates to a logistics service agreement for an international location.

Commitments and Contingencies

The Company is party to various pending judicial and administrative proceedings arising in the ordinary course of business. These include, among others, proceedings based on product liability claims and alleged violations of environmental laws.

On March 3, 2006, Dana and forty of its domestic subsidiaries (the ‘‘Debtors’’) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Southern District of New York (the ‘‘Court’’) (Case No. 06-10354). The Debtors will continue to operate their businesses as ‘‘debtors-in-possession’’ under the jurisdiction of the Court and in accordance with applicable provisions of the Bankruptcy Code and orders of the Court. Dana is, pursuant to the Purchase Agreement, contractually obligated to indemnify us for specified liabilities, including, among others, (1) liabilities arising out of legal proceedings commenced prior to the Acquisition and (2) liabilities for death, personal injury or other injury to persons (including, but not limited to, such liabilities that result from human exposure to asbestos) or property damage occurring prior to the Acquisition relating to the use or exposure to any of Dana’s products designed, manufactured, served or sold by Dana. However, in the context of Dana’s bankruptcy, Dana may be discharged entirely from its obligations to indemnify us for future defense settlements or payments in respect of any claim subject to its indemnification obligations and we may recover less than 100% of any indemnification obligations of Dana existing as of March 3, 2006. Further, we do not know whether any insurance that may have been maintained by Dana will cover the costs for which Dana is contractually obligated to indemnify us. We cannot estimate the impact of Dana failing to honor its indemnification obligations but such a failure could adversely affect our financial condition and results of operations.

The Company has various accruals for contingent product liability costs. At December 31, 2005 and 2006, the Company had $1 million and $3 million accrued, respectively. There are no recoveries expected from third parties. If there is a range of equally probable outcomes, we accrue the lower end of the range.

The Company estimates contingent environmental liabilities based on the most probable method of remediation, current laws and regulations and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, we accrue the lower end of the range. At December 31, 2005 and 2006 the Company had less than $1 million accrued. There are no recoveries expected from third parties.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations. We adopted FIN 47 effective December 31, 2005.  FIN 47 requires that a liability for the fair value of an Asset Retirement Obligation (‘‘ARO’’) be recognized in the period in which it is incurred if it can be reasonably estimated, with the offsetting associated asset retirement costs capitalized as part of the carrying amount of the long-lived asset.  The ARO is subsequently allocated to expense using a systematic and rational method over its useful life.  Changes in the ARO liability resulting from the passage of time are recognized as an increase in the carrying amount of the liability and an accretion to expense.  Changes resulting from revisions to the timing or amount of the original estimate of cash flows are recognized as an increase or a decrease in both the asset and liability.  Our ARO liability recorded at December 31, 2005 and December 31, 2006 was $3 million, the accretion for 2006 was less than $1 million.

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

Asset impairment.    We perform periodic impairment analyses, which are based on the guidance found in Statement of Financial Accounting Standards (‘‘SFAS’’) No. 142 and SFAS No. 144, on

long-lived assets such as property, plant and equipment, identifiable intangible assets and goodwill. Management also evaluates the carrying amount of our inventories on a recurring basis for impairment due to lower of cost or market issues, and for excess or obsolete quantities. On January 1, 2002, the Predecessor adopted SFAS No. 142 and, in connection with the adoption, discontinued the amortization of goodwill and intangibles with indefinite lives. In lieu of amortization of goodwill in 2002, goodwill was tested for impairment as of the date of adoption and in the fourth quarter of subsequent years. The factors that would cause a more frequent test for impairment include, among other things, a significant negative change in the estimated future cash flows of the reporting unit that has goodwill because of an event or a combination of events.

We perform impairment analyses of our recorded long-lived assets whenever events and circumstances indicate that they may be impaired. In the case of goodwill and intangibles with indefinite lives (trade names), these reviews are performed at least once a year, during the fourth quarter.

Inventories.    Inventories are valued at the lower of cost or market. Cost is determined on the FIFO basis for all inventories or average cost basis for non-U.S. inventories. Where appropriate, standard cost systems are utilized for purposes of determining cost; the standards are adjusted as necessary to ensure they approximate actual costs. Estimates of inventory value are determined on a product line basis. These estimates are based upon current economic conditions, historical sales quantities and patterns and, in some cases, the specific risk of loss on specifically identified inventories.

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

Revenue recognition.    Sales are recognized when products are shipped and risk of loss has transferred to the customer. The Company estimates and records provisions for warranty costs, sales returns and other allowances based on experience and other relevant factors, when sales are recognized. The Company assesses the adequacy of its recorded warranty and sales returns and allowances liabilities on a regular basis and adjusts the recorded amounts as necessary. While management believes that these estimates are reasonable, actual returns and allowances and warranty costs may differ from estimates. Inter-company sales have been eliminated.

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

Pension and post-retirement benefits other than pensions.    Dana retained a majority of the assets and liabilities of our pension plans that were in place prior to the Acquisition. However, we have retained plans related to Canadian employees with assets of approximately $25 million and liabilities of approximately $28 million as of December 31, 2006.

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

Income taxes.    We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years and for carryforwards. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of a deferred tax asset will not be realized. All available evidence, both positive and negative, is considered to when determining the need for a valuation allowance. Judgment is used in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. Accounting for income taxes involves matters that require estimates and the application of judgment. Our income tax estimates are adjusted in light of changing circumstances, such as the progress of tax audits and our evaluation of the realizability of our tax assets.

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

Restructuring.    The company defines restructuring charges to include costs related to business operation consolidation and exit and disposal activities. In 2005, we announced two restructuring plans: (i) a restructuring plan that we announced at the beginning of 2005 as part of the Acquisition, also referred to as the acquisition restructuring and (ii) a restructuring plan that we announced at the end of 2005, also referred to as the comprehensive restructuring.

In 2005 and 2006 we recorded restructuring charges of $25 million and $40 million, respectively. We currently estimate that we will incur in the aggregate approximately $152 million of cash and non cash restructuring costs for the comprehensive restructuring. Establishing a reserve requires the estimate and judgment of management with respect to employee termination benefits, environmental costs and other exit costs. We had an $8 million and $13 million reserve recorded as of December 31, 2005 and 2006, respectively.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Liabilities’’ (‘‘SFAS No. 159’’). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new guidance is effective for fiscal years beginning after November 15, 2007. The Company is assessing what impact, if any, adoption of this statement would have on its financial position, results of operations and cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin (‘‘SAB’’) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statement, to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. SAB 108 did not have a material effect on our current process for assessing and quantifying financial statement misstatements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of January 1, 2007. We are currently evaluating the impact of adopting SFAS 157 on our financial statements.

In September 2006, the FASB issued SFAS 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires that we recognize the overfunded or underfunded status of our defined benefit and retiree medical plans (the ‘‘Plans’’) as an asset or liability on the 2007 year-end balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur. SFAS 158 also requires us to measure the funded status of our Plans as of our year-end balance sheet date by no later than December 31, 2008. We are currently evaluating the impact of adopting SFAS 158 on our financial statements.

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based solely on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

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

The Company’s consolidated results of operations and financial position, as reported in U.S. dollars, are also affected by changes in currency exchange rates. The results of operations of non-U.S. dollar functional entities are translated into U.S. dollars for consolidated reporting purposes each period at the average currency exchange rate experienced during the period. To the extent that the U.S. dollar may appreciate or depreciate over time, the contribution of non-U.S. dollar denominated results of operations to the Company’s U.S. dollar reported consolidated earnings will vary accordingly. Therefore, local currency denominated revenue and expenses of our non-U.S. dollar functional operations may have a significant impact on the Company’s sales and, to a lesser extent, consolidated net income trends. In addition, a significant portion of the Company’s consolidated financial position is maintained at foreign locations and is denominated in functional currencies other than the U.S. dollar. These non-U.S. dollar denominated assets and liabilities are translated into U.S. dollars at each respective currency’s exchange rate then in effect at the end of each reporting period, and the financial impact of such translation is reflected within the other comprehensive income component of shareholders’ equity. Accordingly, the amounts shown in our consolidated shareholders’ equity account will fluctuate depending upon the cumulative appreciation or depreciation of the U.S. dollar versus each of the respective functional currencies in which the Company conducts business. Management seeks to mitigate the potential financial impact upon the Company’s consolidated results of operations due to exchange rate changes by engaging in business activities or financial derivative transactions that will generally offset underlying currency exposures. We do not engage in activities solely intended to counteract the impact that changes in currency exchange rates may have upon the Company’s U.S. dollar reported statement of financial condition.

To date, our foreign currency exchange rate risk management efforts have primarily focused upon operationally managing the amount of net non-functional currency monetary assets or liabilities subject to the re-measurement process. In addition, we periodically execute short-term currency exchange rate forward contracts that are intended to mitigate the earnings impact related to the re-valuation of specific monetary assets or liabilities denominated in a currency other than a particular entity’s functional currency. As of December 31, 2006, we had currency exchange rate derivative with notional value of $42.7 million and a net liability of $0.3 million.

Interest rate risk

At December 31, 2006, the Company’s financial position included $297 million of variable rate debt outstanding. Therefore, a hypothetical immediate 1% increase of the average interest rate on this debt would increase the future annual interest expense related to these debt obligations by $3 million.

Under the provisions of the senior credit facilities with its banks, the Company is required to pay a fixed rate of interest on at least 40% of its debt, consisting of the aggregate obligations under the senior credit facility, our senior subordinated notes and any additional senior subordinated notes that might be issued in the future. At December 31, 2006, approximately 76% of the Company’s total debt obligations were fixed or effectively fixed-rate in nature.

In April 2006, the Company entered into various pay-fixed interest rate swaps having a combined notional value of $150 million to effectively fix the rate of interest on a portion of our variable interest rate senior credit facility until April 30, 2008. The effect of these transactions is to reduce the net annual interest expense impact of a hypothetical immediate 1% increase of the average interest rate on the Company’s $297 million variable rate debt outstanding from $3.0 million to $1.5 million.

As of December 31, 2006, the aggregate fair value of the interest rate swaps was a liability of $0.2 million. The potential loss in fair value of these swaps arising from a hypothetical immediate decrease in interest rates of 50 basis points is approximately $0.9 million.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Affinia Group Intermediate Holdings Inc.
Ann Arbor, Michigan

We have audited the accompanying consolidated balance sheets of Affinia Group Intermediate Holdings Inc. and subsidiaries (the ‘‘Company’’) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. Our audits also included the 2006 and 2005 financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Affinia Group Intermediate Holdings Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Detroit, Michigan

March 19, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Affinia Group Intermediate Holdings Inc.:

In our opinion, the accompanying consolidated statements of operations, of shareholders’ equity and of cash flows present fairly, in all material respects, the results of operations and cash flows of Affinia Group Intermediate Holdings Inc. and subsidiaries (the ‘‘Company’’) for the period December 1, 2004 to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Detroit, Michigan

April 15, 2005, except for Notes 2 (not presented herein), 5 (not presented herein) and 22 (not presented herein) to the consolidated financial statements appearing in the Registration Statement on Form S-4 (No. 333-128166), as to which the date is September 6, 2005 and Notes 2 (not presented herein) and 23 (not presented herein) to the consolidated financial statements appearing in the Company’s 2005 Annual Report on Form 10-K, as to which the date is April 11, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Dana Corporation

In our opinion, the accompanying combined statement of income, of shareholders equity and of cashflows for the eleven months ended November 30, 2004 present fairly, in all material respects, the results of operations and cash flows of substantially all of the automotive aftermarket business of Dana Corporation (AAG) for the eleven months ended November 30, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Toledo, Ohio

April 15, 2005, except for Notes 22 (not presented herein) to the consolidated financial statements appearing in the Registration Statement on Form S-4 (No. 333-128166), as to which the date is September 6, 2005 and Note 23 (not presented herein) to the consolidated financial statements appearing in the Affinia Group Intermediate Holdings Inc. 2005 Annual Report on Form 10-K, as to which the date is April 11, 2006

Affinia Group Intermediate Holdings Inc.
Combined (Predecessor) and Consolidated (Successor)
Statements of Operations
(Dollars in Millions)

	Predecessor	Successor
	January 1, 2004 through November 30, 2004	December 1, 2004 through December 31, 2004	Year Ended December 31, 2005	Year Ended December 31, 2006
Net sales	$1,934	$155	$2,132	$2,160
Cost of sales	(1,657)	(137)	(1,837)	(1,784)
Gross profit	277	18	295	376
Selling, general and administrative expenses	(234)	(21)	(261)	(332)
Loss on disposition of Beck Arnley	—	—	(21)	—
Operating profit (loss)	43	(3)	13	44
Other income, net	4	2	8	7
Interest expense	(2)	(5)	(55)	(59)
Income (loss) before income tax provision and minority interest	45	(6)	(34)	(8)
Income tax provision (benefit)	18	(2)	(4)	(3)
Minority interest, net of tax	—	—	—	—
Income (loss) from continuing operations	27	(4)	(30)	(5)
Income from discontinued operations, net of tax	1	—	—	—
Net income (loss)	$28	$(4)	$(30)	$(5)

The accompanying notes are an integral part of the combined and consolidated financial statements.

Affinia Group Intermediate Holdings Inc.
Consolidated Balance Sheets
(Dollars in Millions)

	December 31, 2005	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$82	$70
Trade accounts receivable, less allowances of $2 million and $5 million, respectively, in 2005 and 2006	350	351
Inventories, net	417	430
Other current assets	58	45
Assets of discontinued operations	—	—
Total current assets	907	896
Property, plant, and equipment, net	198	187
Goodwill	57	45
Other intangible assets, net	178	170
Deferred financing costs	22	18
Investments and other assets	78	65
Total assets	$1,440	$1,381
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$232	$210
Other accrued expenses	142	143
Accrued payroll and employee benefits	34	36
Liabilities of discontinued operations	—	—
Total current liabilities	408	389
Long-term debt	612	597
Deferred employee benefits and other noncurrent liabilities	45	12
Total liabilities	1,065	998
Minority interest in consolidated subsidiaries	1	2
Contingencies and commitments
Common stock, $.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	406	407
Accumulated deficit	(34)	(39)
Accumulated other comprehensive income	2	13
Shareholders’ equity	374	381
Total liabilities and shareholders’ equity	$1,440	$1,381

The accompanying notes are an integral part of the combined and consolidated financial statements.

Affinia Group Intermediate Holdings Inc.
Combined (Predecessor) and Consolidated (Successor) Statements of Shareholders’ Equity
(Dollars in Millions)

	Common Stock	Additional Paid-In Capital	Retained Earnings Accumulated (Deficit)	Minimum Pension Liability Adjustment	Foreign Currency Translation Adjustment	Comprehensive Income (Loss)	Total Shareholders’ Equity
Predecessor Company
Balance at January 1, 2004	—	330	537	(21)	(24)		822
Net income	—	—	28	—	—	$28	28
Other comprehensive income:
Minimum pension liability adjustment – net of tax benefit of $3 million	—	—	—	(6)	—	(6)	(6)
Currency translation adjustments	—	—	—	—	28	28	28
Comprehensive income	—					$50
Transactions with Dana	—	53	—	—	—		53
Balance at November 30, 2004	$—	$383	$565	$(27)	$4		$925
Successor Company
Capital contribution	$—	$405	$—	$—	$—		$405
Net loss	—	—	(4)	—	—	$(4)	(4)
Other comprehensive income:
Currency translation	—	—	—	—	3	3	3
Comprehensive loss	—	—	—	—	—	(1)
Balance at December 31, 2004	—	405	(4)	—	3		404
Capital contribution	—	1	—	—	—		1
Net loss	—	—	(30)	—	—	(30)	(30)
Other comprehensive loss:
Currency translation – net of tax of $1 million	—	—	—	—	(1)	(1)	(1)
Comprehensive loss	—	—	—	—	—	$(31)
Balance at December 31, 2005	$—	$406	$(34)	$—	$2		$374
Capital contribution	$—	1	—	—	—		1
Net loss	—	—	(5)	—	—	(5)	(5)
Other comprehensive income (loss):
Minimum pension liability adjustment – net of tax benefit of $1 million	—	—	—	(1)	—	(1)	(1)
Currency translation – net of tax of $7 million	—	—	—	—	12	12	12
Comprehensive income	—	—	—	—	—	$6
Balance at December 31, 2006	$—	$407	$(39)	$(1)	$14		$381

The accompanying notes are an integral part of the combined and consolidated financial statements.

Affinia Group Intermediate Holdings Inc.
Combined (Predecessor) and Consolidated (Successor) Statements of Cash Flows
(Dollars in Millions)

	Predecessor	Successor
	January 1, 2004 through November 30, 2004	December 1, 2004 through December 31, 2004	Year Ended December 31, 2005	Year Ended December 31, 2006
Operating activities
Net income (loss)	$28	$(4)	$(30)	$(5)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	41	4	46	46
Impairment of assets	1	—	22	—
Stock-based compensation	—	—	—	1
Provision for deferred income taxes	(28)	(8)	(44)	10
Gains on asset sales	(2)	—	—	—
Change in trade accounts receivable	8	47	8	(1)
Change in inventories	(37)	(4)	77	(13)
Change in other current assets	(30)	3	(14)	13
Change in other current liabilities	(2)	14	58	(19)
Change in other	13	6	(22)	(10)
Net cash provided by (used in) operating activities of continuing operations	(8)	58	101	22
Net cash provided by operating activities of discontinued operations	1	—	2	—
Net cash provided by (used in) operating activities	(7)	58	103	22
Investing activities
Acquisition of Dana Aftermarket Group	—	(1,016)	—	—
Proceeds from sales of assets	6	1	4	3
Working capital settlement with Dana	—	—	(28)	—
Proceeds from disposition of discontinued operations	—	—	7	—
Additions to property, plant, and equipment	(44)	(3)	(35)	(24)
Other investing activities	1	—	—	—
Net cash used in investing activities of continuing operations	(37)	(1,018)	(52)	(21)
Net cash used in investing activities of discontinued operations	—	—	—	—
Net cash used investing activities	(37)	(1,018)	(52)	(21)
Financing activities
Proceeds from (payment of) short-term debt	(19)	10	(15)	—
Proceeds from (payment of) long-term debt		650	(35)	(15)
Net transactions with Dana Corporation	63	—	—	—
Deferred financing costs		(19)	—	—
Capital contribution	—	355	1	—
Other financing activities	—	—	—	—
Net cash (used in) provided by financing activities of continuing operations	44	996	(49)	(15)
Net cash (used in) financing activities of discontinued operations	(2)	—	—	—
Net cash (used in) provided by financing activities	42	996	(49)	(15)
Effect of exchange rates on cash	—	—	—	2
Increase (decrease) in cash and cash equivalents	(2)	36	2	(12)
Cash and cash equivalents at beginning of the period	46	44	80	82
Cash and cash equivalents at end of the period	$44	$80	$82	$70
Supplemental cash flows information
Cash paid during the period for:
Interest	—	$2	$49	$54
Income taxes	—	—	$18	$12
Non-cash contribution of capital	—	$50	—	—

The accompanying notes are an integral part of the combined and consolidated financial statements.

Note 1.	Organization and Description of Business

On July 8, 2004, Affinia Group Inc. (‘‘Affinia’’), a company formed on June 28, 2004, wholly owned by Affinia Group Intermediate Holdings Inc. and controlled by affiliates of The Cypress Group L.L.C. (‘‘Cypress’’), entered into a stock and asset purchase agreement (the ‘‘Stock and Asset Purchase Agreement’’), as amended, with Dana Corporation (‘‘Dana’’). Affinia Group Intermediate Holdings Inc. is wholly owned by Affinia Group Holdings Inc. The Stock and Asset Purchase Agreement provided for the acquisition by Affinia of the outstanding shares of capital stock of certain subsidiaries and certain assets consisting primarily of Dana’s aftermarket business operations, which was completed on November 30, 2004 (the ‘‘Acquisition’’).

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

Cash and cash equivalents, trade accounts receivable, other current assets, accounts payable, accrued expenses and other current liabilities were recorded at historical carrying values, which approximate fair value given the short-term nature of these assets and liabilities. Inventory, other non-current assets, long-term debt, and other non-current liabilities outstanding as of the effective date of the Acquisition have been allocated based on management’s estimate of fair market value which approximates book value. Deferred income taxes have been provided in the consolidated balance sheet based on the Company’s preliminary estimates of the tax versus book basis of the assets acquired and liabilities assumed, as adjusted to estimated fair values. Trademarks and trade names have been valued based on the royalty savings approach. This method allocates value based on what the Company would be willing to pay as a royalty to a third-party owner of the trademark or trade name in order to exploit the economic benefits. The trademarks and trade names that have been valued under this approach are the Company’s name and other product-related trademarks that have a value of $48 million at December 1, 2004 with an estimated indefinite life. Patents and developed technology of $22 million at December 1, 2004 have also been valued based on the royalty savings approach with an estimated useful life of 6 to 20 years. Customer relationships have been valued using an income approach after considering a fair return on fixed assets, working capital, patents, trade names, trademarks, technology, and assembled workforce. A value of $118 million at December 1, 2004 has been assigned to customer relationships with estimated useful lives ranging from 15 to 20 years. During 2005 we recorded goodwill adjustments related to the purchase price.

Note 3.	Summary of Significant Accounting Policies

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

Allocation of Corporate Costs

Certain expenses incurred by Dana on behalf of the Predecessor have been included in these financial statements in the Predecessor periods presented. These expenses include accounting, audit, legal, tax, treasury and certain other administrative services. These expenses have been allocated to the Company generally based upon its sales relative to the consolidated sales of Dana. Management believes that this methodology yields a reasonable allocation. See Note 16 for details of amounts allocated to the Company.

Concentration of Credit Risk

The primary type of financial instruments that potentially subject the Company to concentrations of credit risk are trade accounts receivable. The Company limits its credit risk by performing ongoing credit evaluations of its customers and, when deemed necessary, requires letters of credit, guarantees or collateral. The majority of the Company’s accounts receivable is due from replacement parts wholesalers and retailers serving the aftermarket.

The Company’s net sales to its two largest customers for the year ended December 31, 2006, was 22%, and 7%, respectively, and 21% and 8%, respectively for the year ended December 31, 2005. Net sales represent the amounts invoiced to customers after adjustments related to rebates, returns and discounts. The Company provides reserves for rebates, returns and discounts at the time of sale which are subsequently applied to the account of specific customers based upon actual activity including the attainment of targeted volumes. The Company’s two largest customers accounts receivable as of December 31, 2006 represented approximately 30% and 9%, respectively, and as of December 31, 2005 represented 28% and 10%, respectively of the total accounts receivable.

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

Inventories

Inventories are valued at the lower of cost or market. Cost is determined on the FIFO basis for all domestic inventories or average cost basis for non-U.S. inventories.

Goodwill

On January 1, 2002, the Predecessor adopted SFAS No. 142, Goodwill and Other Intangible Assets. In accordance with this standard, goodwill is no longer amortized, but instead the company evaluates goodwill for impairment, during the fourth quarter of each year, unless conditions arise that would require a more frequent evaluation. In assessing the recoverability of goodwill, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets. If these estimates or related projections change in the future, we may be required to record impairment charges for goodwill at that time.

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

Our intangibles with definite lives consist of customer relationships, patents and developed technology. These assets are amortized on a straight-line basis over estimated useful lives ranging from 6 to 20 years. Certain conditions may arise that could result in a change in useful lives or require us to perform a valuation to determine if the definite lived intangibles are impaired.

Deferred Financing Costs

Deferred financing costs are incurred to obtain long-term financing and are amortized using the effective interest method over the term of the related debt. The amortization of deferred financing costs is classified in interest expense in the statement of operations.

Properties and Depreciation

As noted in Note 2, in conjunction with the Acquisition, the Company used independent appraisers’ valuations as a basis for determining the fair values of property, plant and equipment acquired. As of December 1, 2004, and thereafter, the Company has reflected in the financial statements of the Successor the appraised fair value of the property, plant and equipment acquired. These assets are being depreciated over their estimated remaining lives using primarily the straight-line method for financial reporting purposes and accelerated depreciation methods for federal income tax purposes. Major additions and improvements are capitalized and depreciated over their estimated useful lives and repairs and maintenance are charged to expense in the period incurred. We review long-lived assets for impairment as required by SFAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires recognition of an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows. If the long-lived asset is not recoverable we measure an impairment loss as the difference between the carrying amount and fair value of the asset.

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

Financial Instruments

The reported fair values of financial instruments, consisting of cash and cash equivalents, trade accounts receivable and long-term debt, are based on a variety of factors. Where available, fair values represent quoted market prices for identical or comparable instruments. Where quoted market prices are not available, fair values are estimated based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of credit risk. Fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future. As of December 31, 2005 and 2006, the book value of some of our financial instruments, consisting of cash and cash equivalents and trade accounts receivable, approximated their fair values. The fair value of long-term debt is disclosed in Note 7. Debt.

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

Pension Plans

The Company maintains six defined benefit pension plans associated with Canada as of December 31, 2005 and 2006. The annual net periodic pension costs are determined on an actuarial basis.

Advertising Costs

Advertising expenses were $30 million, less than $3 million, and $27 million for the period January 1, 2004 through November 30, 2004, for the period December 1, 2004 through December 31, 2004, and for the full year 2005, respectively. During 2006, the Company incurred $31 million for such costs.

Promotional Programs

Advertising costs are recognized as selling expenses at the time advertising is aired or published. Cooperative advertising programs conducted with customers that promote the Company’s products are accrued as a rebate based on anticipated total amounts to be rebated to customers over the period of the agreement with the customer. Changeover costs incurred in connection with obtaining new business are recognized as selling expense in the period in which the changeover from a competitor’s product to the Company’s product occurs.

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

Research and Development Costs

Research and development expenses are charged to operations as incurred. The Company incurred $4 million, less than $1 million, and $4 million for the period January 1, 2004 through November 30, 2004, for the period December 1, 2004 through December 31, 2004, and for the full year 2005, respectively. During 2006, the Company incurred $4 million for such costs.

Derivatives

In April 2006, the Company entered into various pay-fixed interest rate swaps having a combined notional value of $150 million to effectively fix the rate of interest on a portion of our variable interest rate senior credit facility until April 30, 2008. The company uses derivative financial instruments, from time to time, to manage the risk that changes in interest rates will have on the amount of future interest payments. Interest rate swap contracts are used to adjust the proportion of total debt that is subject to variable versus fixed interest rates. Under these agreements, the Company agrees to pay an amount equal to a specified variable rate times a notional principal amount, and to receive an amount equal to a specified fixed rate times the same notional principal amount or vice versa. The notional amounts of the contract are not exchanged. No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination and will represent the net present value, at current rates of interest, of the remaining obligation to exchange payments under the terms of the contract.

Changes in fair value of derivatives designated as cash flow hedges are recorded as a separate component of other comprehensive income (loss) to the extent such cash flow hedges are effective. Amounts are reclassified from other comprehensive income (loss) when the underlying hedged items are realized or hedges are ineffective. During 2006, less than $0.1 million has been reclassified from other comprehensive income (loss) into earnings.

We also entered into forward foreign currency exchange contracts during 2006 to mitigate the potential financial impact upon the Company’s consolidated results of operations due to exchange rate changes by engaging in business activities or financial derivative transactions that will generally offset underlying currency exposures. To date, our foreign currency exchange rate risk management efforts have primarily focused upon operationally managing the amount of net non-functional currency monetary assets or liabilities subject to the re-measurement process. In addition, we periodically execute short-term currency exchange rate forward contracts that are intended to mitigate the earnings impact related to the re-valuation of specific monetary assets or liabilities denominated in a currency other than a particular entity’s functional currency. As of December 31, 2006, we had currency exchange rate derivative with notional value of $42.7 million and a net liability of $0.3 million.

Stock-Based Compensation

Predecessor Plan:    Certain Affinia employees participated in Dana’s stock-based compensation plans. Stock-based compensation was accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock compensation expense recorded by the Company was limited to the cost of the Dana restricted stock programs, which totaled less than $1 million for the period January 1, 2004 through November 30, 2004. No compensation expense was recorded for stock options when granted, as option prices have historically been set at the market value of the underlying Dana stock. If the Company had included the fair value of stock options in these financial statements in accordance with SFAS No. 123, the pro forma after-tax expense would have been $1 million for the period January 1, 2004 through November 30, 2004 and the pro forma net income would have been $27 million for the period January 1, 2004 through November 30, 2004.

Successor Plan:    We adopted SFAS 123R in 2005 and account for the Successor stock incentive plan employee stock options under the fair value method of accounting using a Black-Scholes model to measure stock-based compensation expense at the date of grant. The compensation expense for the year ended December 31, 2005 and December 31, 2006 was less than $1 million for each year. On July 20, 2005, we adopted the Affinia Group Holdings Inc. 2005 Stock Incentive Plan, which we refer to as our stock incentive plan. The stock incentive plan permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock and other stock-based awards to employees, directors or consultants of Affinia Group Holdings Inc. and its affiliates. A maximum of 227,000 shares of common stock may be subject to awards under the stock incentive plan. The number of shares issued or reserved pursuant to the stock incentive plan (or pursuant to outstanding awards) is subject to adjustment on account of mergers, consolidations, reorganizations, stock splits, stock dividends and other dilutive changes in the common stock. Shares of common stock covered by awards that terminate or lapse and shares delivered by a participant or withheld to pay the minimum statutory withholding rate, in each case, will again be available for grant under the stock incentive plan. Refer to Note 9 for further information on and discussion of our stock incentive plan.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Liabilities’’ (‘‘SFAS No. 159’’). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new guidance is effective for fiscal years beginning after November 15, 2007. The Company is assessing what impact, if any, adoption of this statement would have on its financial position, results of operations and cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin (‘‘SAB’’) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statement, to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. SAB 108 did not have a material effect on our current process for assessing and quantifying financial statement misstatements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of January 1, 2007. We are currently evaluating the impact of adopting SFAS 157 on our financial statements.

In September 2006, the FASB issued SFAS 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires that we recognize the overfunded or underfunded status of our defined benefit and retiree medical plans (the ‘‘Plans’’) as an asset or liability on the 2007 year-end balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur. SFAS 158 also requires us to measure the funded status of our Plans as of our year-end balance sheet date by no later than December 31, 2008. We are currently evaluating the impact of adopting SFAS 158 on our financial statements.

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based solely on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

Note 4.	Inventories, net

Inventories consist of the following (Dollars in Millions):

	At December 31, 2005	At December 31, 2006
Raw materials	$107	$107
Work-in-process	21	30
Finished goods	325	342
Reserve	(36)	(49)
	$417	$430

Note 5.	Goodwill

In conjunction with the Acquisition we determined the fair value of intangibles, property, plant and equipment, other assets and liabilities. Based on our valuations and purchase accounting adjustments we had no amounts recorded as goodwill as of December 31, 2004. During 2005, we made purchase price adjustments primarily to reflect revised fair value adjustments, the acquisition restructuring during the year and tax valuation adjustments. We have tested the goodwill for impairment during the fourth quarter of 2005 and 2006 and concluded no impairment existed.

In accordance with SFAS 109, Accounting for Income Taxes, the tax benefit for the excess of tax-deductible goodwill over the reported amount of goodwill is applied to first reduce the goodwill related to the Acquisition. The tax benefit for the excess of tax deductible goodwill will reduce reported goodwill by approximately $6 million each year until goodwill is decreased to zero. Once the reported amount of goodwill is reduced to zero, the remaining tax benefit reduces the basis of the intangible assets purchased in the Acquisition. Any remaining tax benefit reduces income tax expense. We expect approximately $27 million of tax benefit to remain after reducing reported goodwill to zero. In addition, during 2006, we reduced goodwill and deferred tax liabilities for a reduction in estimated liabilities assumed as a result of the Acquisition.

The following table summarizes the Successor’s goodwill activity during 2005 and 2006 (Dollars in Millions):

Balance at December 31, 2004	$—
Tax valuation	14
Termination benefits and other	21
Account receivable valuation	5
Final valuation of fixed assets	7
Pension	5
Other	5
Balance at December 31, 2005	$57
Tax benefit reduction	(6)
Adjustment for reduction in estimated tax liabilities	(6)
Balance at December 31, 2006	$45

Note 6.	Other Intangible Assets

Effective as of November 30, 2004, the Acquisition date, an outside appraisal company performed an appraisal of all the acquired assets. Based on this valuation, it was determined that we had trade names and other intangibles with a value of $188 million. Subsequently, during the allocation period intangible assets were ultimately reduced by $1 million.

In accordance with SFAS 142, trade names and other indefinite lived intangibles were tested for impairment in the fourth quarter of 2005 and 2006 by comparing their fair value to their carrying values. The fair value for each trade name was established based upon a royalty savings approach. We determined that the value of trade names were not impaired as of December 31, 2005. As of December 31, 2006, we determined that there were no impairments with the exception of a small impairment relating to a secondary trade name resulting in an adjustment of less than $0.1 million.

As of December 31, 2005 and December 31, 2006, the Company’s other intangible assets consisted of customer relationships, patents, and developed technology. The Company recorded approximately $8 million of amortization on customer relationships, patents, and developed technology for both the periods ending December 31, 2005 and December 31, 2006. Amortization expense is calculated on a straight line basis over 6 to 20 years. We estimate that the amortization expense will be approximately $8 million for the years ending December 31, 2007 through December 31, 2011.

A rollfoward of the other intangibles and trade names for 2005 and 2006 is shown below (Dollars in Millions):

	12/31/2004	Amortization	Other Adjustments	12/31/2005	Amortization	12/31/06
Trade names	$48	$—	$—	$48	$—	48
Other intangibles	139	(8)	(1)	130	(8)	122
Total	$187	$(8)	$(1)	$178	(8)	170

Note 7.	Debt

Debt consists of the following (Dollars in Millions):

	At December 31,
	2005	2006
Long-term:
Term loan, due November 2011	$312	$297
Senior subordinated notes, due November 2014	300	300
Revolving credit facility, due November 2010	—	—
	612	597
Less: Current portion	—	—
	$612	$597

The fair value of debt is as follows (Dollars in Millions):

Fair Value of Debt at December 31, 2005

	Book Value of Debt	Trading Price Factor	Fair Value of Debt
Term loan, due November 2011	$312	100%	$312
Senior subordinated notes, due November 2014	300	80%	240
Total fair value of debt at December 31, 2005			$552

Fair Value of Debt at December 31, 2006

	Book Value of Debt	Trading Price Factor	Fair Value of Debt
Term loan, due November 2011	$297	100%	$297
Senior subordinated notes, due November 2014	300	98%	294
Total fair value of debt at December 31, 2006			$591

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

On November 30, 2004, in connection with the Acquisition, Affinia established financing arrangements with third-party lenders (the ‘‘banks’’) that provide senior credit facilities consisting of a revolving credit facility and a term loan facility that are unconditionally guaranteed by the Company, and certain domestic subsidiaries of Affinia (collectively, the ‘‘Guarantors’’). The repayment of these facilities is secured by substantially all the assets of the Guarantors, including, but not limited to, a pledge of their capital stock and 65 percent of the capital stock of non-U.S. subsidiaries owned directly by the Guarantors. The revolving credit facility, which expires on November 30, 2010, provides for borrowings of up to $125 million through a syndicate of lenders. The revolving credit facility also includes borrowing capacity available for letters of credit. As of December 31, 2006, the Company had $14 million in outstanding letters of credit, none of which had been drawn against. There were no other amounts outstanding under the revolving credit facility at December 31, 2006. The term loan facility provided for a $350 million term loan with a maturity of seven years, of which $297 million was outstanding at December 31, 2006. On December 12, 2005, in connection with the comprehensive restructuring, certain provisions applicable to the senior credit facilities were amended.

The senior credit facilities, as amended, bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the bank’s prime rate and (2) the federal funds rate plus one-half of 1% or (b) LIBOR rate determined by reference to the costs of funds for deposits in U.S. dollars for the interest period relevant to such borrowing adjusted for certain additional costs. The applicable margin for borrowings under the term loan facility is 2.00% with respect to base rate borrowings and 3.00% with respect to LIBOR borrowings. The applicable margin for borrowings under the revolving credit facility and the term loan facility may be reduced subject to our attaining certain leverage ratios or increased based on certain credit ratings as determined by Moody’s and Standard & Poor’s.

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

At December 31, 2006 the Company had $297 million outstanding under the term loan facility with a weighted-average interest rate during the year of 8.1%. The amounts outstanding, as well as the base rates and margins, at December 31, 2006, were as follows:

	Amount	Base Rate	Margin
Term loan facility	$297 million	5.36%	3.00%

The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability, and the ability of the Company’s subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness (including the senior subordinated notes), pay certain dividends and distributions or repurchase its capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing Affinia’s indebtedness (including the senior subordinated notes), and change the business conducted by Affinia and its subsidiaries. In addition, the senior credit facilities contain the following financial covenants: a maximum total leverage ratio; a minimum interest coverage ratio; and a maximum capital expenditures limitation. As of December 31, 2006 and 2005 the Company was in compliance with all of these covenants.

The senior subordinated notes limit Affinia’s (and most or all of its subsidiaries’) ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, use assets as security in other transactions, and sell certain assets or merge with or into other companies. Subject to the aforementioned exceptions, Affinia and its restricted subsidiaries are permitted to incur additional indebtedness, including secured indebtedness, under the terms of the senior subordinated notes. The long term debt matures in 2011 (Term loan) and 2014 (Senior subordinated notes).

Note 8.	Securitization of Accounts Receivable

On November 30, 2004, in connection with the Acquisition, Affinia established a receivables facility that provides up to $100 million in funding, based on availability of eligible receivables and satisfaction of other customary conditions. Under the receivables facility, receivables are sold by certain subsidiaries of Affinia to a wholly owned bankruptcy-remote finance subsidiary of Affinia, which transfers an undivided interest in the purchased receivables to a commercial paper conduit or bank sponsor in exchange for cash.

Affinia, as the receivables collection agent, services, administers and collects the receivables under the receivables purchase agreement for which it receives a monthly servicing fee at a rate of 1.00% per annum of the average daily outstanding balance of receivables. The fees in respect of the receivables facility include a usage fee paid by the finance subsidiaries that varies based upon the Company’s leverage ratio as calculated under the senior credit facilities. Funded amounts under the receivables facility bear interest at a rate equal to the conduit’s pooled commercial paper rate plus the usage fee.

At December 31, 2005 and December 31, 2006, the usage fee margin for the receivables facility was 1.25% per annum of the amount funded. In addition, the finance subsidiary is required to pay a fee on the unused portion of the receivables facility that varies based upon the same ratio. At December 31, 2005 and December 31, 2006, the unused fee was 0.50% per annum of the unused portion of the receivables facility.

Availability of funding under the receivables facility depends primarily upon the outstanding trade accounts receivable balance from time to time. Aggregate availability is determined by using a formula that reduces the gross receivables balance by factors that take into account historical default and dilution rates, obligor concentrations and average days outstanding and the costs of the facility. As of December 31, 2005 and December 31, 2006, approximately $69 million and $71 million, respectively, were available for funding. At December 31, 2005 and December 31, 2006, there were no receivables outstanding under this facility.

The receivables facility contains conditions, representations, warranties and covenants similar to those in the senior credit facilities. We were in compliance with all covenants in both 2006 and 2005. It also contains amortization events similar to the events of default under the senior credit facilities, plus amortization events relating to the quality and performance of the trade receivables. If an amortization event occurs, all of the cash flow from the receivables sold to the finance subsidiary will be allocated to the receivables facility until it is paid in full.

Note 9.	Stock Option Plans

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

Administration.    The stock incentive plan is administered by the compensation committee of our Board of Directors. The committee has full power and authority to make, and establish the terms and conditions of any award, and to waive any such terms and conditions at any time (including, without limitation, accelerating or waiving any vesting conditions or payment dates). The committee is authorized to interpret the plan, to establish, amend and rescind any rules and regulations relating to the plan and to make any other determinations that it, in good faith, deems necessary or desirable for the administration of the plan and may delegate such authority as it deems appropriate. The committee may correct any defect or supply an omission or reconcile any inconsistency in the plan in the manner and to the extent the committee deems necessary or desirable and any decision of the committee in the interpretation and administration of the plan shall lie within its sole and absolute good faith discretion and shall be final, conclusive and binding on all parties concerned.

Options.    The committee determines the option price for each option; however, the stock options must have an exercise price that is at least equal to the fair market value of the common stock on the date the option is granted. An option holder may exercise an option by written notice and payment of the option price (i) in cash or its equivalent, (ii) by the surrender of a number of shares of common stock already owned by the option holder for at least six months (or such other period established by the committee) with a fair market value equal to the exercise price, (iii) if there is a public market for the shares, subject to rules established by the committee, through the delivery of irrevocable instructions to a broker to sell shares obtained upon the exercise of the option and to deliver to Affinia Group Holdings Inc. an amount out of the proceeds of the sale equal to the aggregate option price for the shares being purchased or (iv) by another method approved by the committee.

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

Amendment.    On November 14, 2006, the Compensation Committee of Affinia Group Holdings Inc. revised the vesting terms applicable to options previously awarded by the Committee to its named executive officers, as well as all other employees, under the Plan. One-half of these options vest in equal portions at the end of each year beginning with the year of the grant and ending December 31, 2009 (the ‘‘Vesting Period’’), 40% are eligible for vesting in equal portions upon the Company’s achievement of certain specified annual EBITDA performance targets over the Vesting Period and 10% are eligible for vesting in equal portions upon the Company’s achievement of certain net working capital performance targets over the Vesting Period. The Committee has not modified the time-vesting options or the working capital performance options. The Committee has elected to modify the vesting terms for the EBITDA performance options so that these options will be eligible for vesting in equal portions at the end of each of the years 2007, 2008 and 2009. The Committee also modified the performance targets for those years. The fair value of the modified award was slightly higher than the grant date fair value. As a result the incremental compensation cost for the modification of the options was less than $0.1 million for 2006.

Method of Accounting and Our Assumptions

    On July 20, 2005, we adopted the stock incentive plan with a maximum of 227 thousand shares of common stock subject to awards. As of December 31, 2006 there were 32 thousand vested shares and 117 thousand unvested shares. Additionally, at year-end 78 thousand shares were available for future stock option grants. Each option expires August 1, 2015. One-half of the options vest based on the performance of the Company and the remaining portion vests at the end of each year ratably over the period from the year of the grant until December 31, 2009. The exercise price is $100 per option.

We adopted SFAS 123(R), Share-Based Payment, during the fourth quarter of 2005 and account for our employee stock options under the fair value method of accounting using a Black-Scholes model to measure stock-based compensation expense at the date of grant. Our weighted-average Black-Scholes fair value assumptions for 2005 and 2006 include the following: effective term of six years, risk free interest rate of 4% and expected volatility of 40%. Dividend yields were not a factor because there were no cash dividends issued during 2005 and 2006.

The weighted fair value of the options granted was approximately $2 million as of December 31, 2006. The fair value of the stock option grants is amortized to expense over the vesting period. The Company reduces the overall compensation expense by a turnover rate consistent with historical trends. Stock-based compensation expense, which was recorded in selling, general and administrative expenses, and tax related income tax benefits were less than $1 million for 2005 and 2006.

Options
Outstanding at January 1, 2005	—
Granted	140,700
Forfeited/expired	—
Outstanding at January 1, 2006	140,700
Granted	14,060
Forfeited/expired	(5,500)
Outstanding at December 31, 2006	149,260

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

The following table is a summary of transactions under these plans related to the Company’s employees in the period January 1, 2004 through November 30, 2004:

	Number of Shares	Weighted Average Exercise Price
Outstanding at
December 31, 2003	1,997,939	$23.97
Exercised – 2004	(137,771)	13.22
Cancelled – 2004	(1,860,168)	24.77
Outstanding at
November 30, 2004	—	—

Note 10.	Pension and Other Postretirement Benefits

The Company provides defined contribution and defined benefit, qualified and nonqualified, pension plans for certain employees.

Under the terms of the defined contribution retirement plans, employee and employer contributions may be directed into a number of diverse investments. None of these defined contribution plans allow direct investment of contributions in Predecessor stock. Expenses related to these defined contribution plans were $2 million for the period January 1, 2004 through November 30, 2004. Additionally, the Successor has established defined contribution plans, under which it incurred under $1 million of expenses for the period December 1, 2004 through December 31, 2004 , $10 million for the year ended December 31, 2005 and $10 million for the year ended December 31, 2006.

The Successor has retained the Canadian pension plans (the assets of which are referred to as the Fund). The Successor plans are managed in accordance with applicable legal requirements relating to the investment of registered pension plans. The responsibility for the investment of the Fund lies with the Investment Committee of ITT Industries of Canada Ltd. (the ‘‘Committee’’). The Committee is composed of representatives of ITT and of the participating companies, which includes our Company. The investments objectives of the plans are to maximize long-term total investment returns while assuming a prudent level of risk deemed appropriate by the Committee. The Fund may not engage in certain investments that are not permitted for a pension plan pursuant to applicable provincial pension benefits legislation and the Income Tax Act of Canada. Additionally, the Fund may not invest more than 10% of the assets in any single public issue of securities except where the security is issued by or guaranteed by the government of Canada or a Canadian province. This investment policy permits plan assets to be invested in a number of diverse investment categories such as demand or term deposits, short term notes, treasury bills, bankers acceptances, commercial paper, investment certificates issued by banks, insurance companies or trust companies, bonds and non-convertible debentures, mortgages and other asset-backed securities, convertible debentures, real estate, preferred and common stocks that are traded publicly, including both Canadian and foreign stocks, resource properties, venture capital, insured contracts, pooled funds, segregated funds, trusts, closed-end investment companies, limited partnerships and other structured vehicles invested directly or indirectly in, or in interests.

The following tables provide a reconciliation of the changes in the Successor’s defined benefit pension plans’ and other postretirement plans’ benefit obligations and the fair value of assets for the years ended December 31, 2005 and December 31, 2006, as well as the statements of the funded status and schedules of the net amounts recognized in the balance sheet at December 31, 2005 and 2006. The measurement date for the amounts in these tables was December 31, of each year presented (Dollars in Millions):

	Pension Benefits
	Year Ended December 31, 2005	Year Ended December 31, 2006
Reconciliation of benefit obligation
Obligation at beginning of period	$18	$23
Service cost	1	1
Interest cost	1	1
Actuarial (gain) loss	3	3
Benefit payments	(1)	(1)
Translation adjustments	1	—
Obligation at end of period	$23	$27
Accumulated benefit obligation	$23	$27

	Pension Benefits
	Year Ended December 31, 2005	Year Ended December 31, 2006
Reconciliation of fair value of plan assets
Fair value, beginning of period	$17	$21
Actual return on plan assets	2	3
Employer contributions	2	3
Benefit payments	(1)	(1)
Translation adjustments	1	—
Fair value, end of period	$21	$26

The weighted average asset allocations of the pension plans at December 31, 2005 and December 31, 2006 were as follows:

	December 31, 2005	December 31, 2006
Asset Category
Equity securities	72%	66%
Controlled-risk debt securities	26%	33%
Absolute return strategies investments	—	—
Cash and short-term obligations	2%	1%
Total	100%	100%

The target asset allocations of the pension plans for equity securities, controlled-risk debt securities, absolute return strategies investments and cash and other assets at December 31, 2005 and December 31, 2006 were 70%, 30%, 0% and 0%.

The following table presents the funded status of the Successor pension plans and the amounts recognized in the balance sheet as of December 31, 2005 and 2006 (Dollars in Millions):

	December 31, 2005	December 31, 2006
Accumulated benefit obligation at beginning of period	$23	$23
Projected benefit obligation	23	27
Fair value of assets	21	26
Accrued cost	$(2)	$(1)
Amounts recognized in balance sheet:
Accrued benefit liability	$(1)	$(1)
Intangible asset	1	—
Accumulated other income	—	2
Net amount recognized	$—	$1

Expected benefit payments by the pension plans retained by the Successor for periods subsequent to December 31, 2006 are expected to be less than $1 million.

Projected contributions to be made to the Company’s defined benefit pension plans are expected to be $1 million and for the next ten years.

Components of net periodic benefit costs for the Predecessor’s and the Successor’s defined benefit plans for the period January 1, 2004 through November 30, 2004, the period December 1, 2004 through December 31, 2004, the year ended December 31, 2005, and the year ended December 31, 2006 are as follows (Dollars in Millions):

	Pension Benefits
	Predecessor	Successor
	January 1, 2004 through November 31, 2004	December 1, 2004 through December 31, 2004	Year Ended December 31, 2005	Year Ended December 31, 2006
Service cost	$6	$—	$1	$1
Interest cost	12	—	1	1
Expected return on plan assets	(12)	—	(1)	(1)
Amortization of transition obligation	—	—	—	—
Amortization of prior service cost	1	—	—	—
Recognized net actuarial loss (gain)	2	—	—	—
Net periodic benefit cost	$9	$—	$1	$1

	Other Benefits
	Predecessor	Successor
	January 1, 2004 through November 30, 2004	December 1, 2004 through December 31, 2004	Year Ended December 31, 2005	Year Ended December 31, 2006
Service cost	$1	$—	$—	$—
Interest cost	3	—	—	—
Net periodic benefit cost	$4	$—	$—	$—

The Predecessor plans included U.S and Non-U.S. plans. The Successor plans only include Canadian plans.

U.S. Plans
November 30, 2004
Discount rate	6.00%
Expected return on plan assets	8.75%
Rate of compensation increase	5.00%

	Non-U.S. Plans
	Predecessor	Successor
	November 30, 2004	December 31, 2004	December 31, 2005	December 31, 2006
Discount rate	5.48%	6.25%	6.0%	5.0%
Expected return on plan assets	6.59%	7.00%	7.0%	6.7%
Rate of compensation increase	3.15%

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

November 30, 2004
Discount rate	6.09%
Initial weighted health care costs trend rate	9.55%
Ultimate health care costs trend rate	5.00%
Years to ultimate	5.9

Note 11.	Income Tax

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

	Predecessor	Successor
	January 1, 2004 through November 30, 2004	December 1, 2004 through December 31, 2004	Year Ended December 31, 2005	Year Ended December 31, 2006
Current:
U.S federal	$25	$—	$—	$—
U.S. state and local	1	—	1	—
Non-United States	20	3	13	9
Total current	46	3	14	9
Deferred:
U.S. federal & state	(22)	(1)	(21)	(7)
Non-United States	(6)	(4)	3	(5)
Total deferred	(28)	(5)	(18)	(12)
Income tax provision (benefit)	$18	$(2)	$(4)	(3)

The income tax provision (benefit) was calculated based upon the following components of earnings (loss) before income taxes and minority interest (Dollars in Millions):

	Predecessor	Successor
	January 1, 2004 through November 30, 2004	December 1, 2004 through December 31, 2004	Year Ended December 31, 2005	Year Ended December 31, 2006
United States	$9	$(3)	$(80)	$(27)
Non-United States	36	(3)	46	19
Earnings (loss) before income taxes	$45	$(6)	$(34)	(8)

Deferred tax assets (liabilities) consisted of the following and are presented in investments and other assets and other current assets (Dollars in Millions):

	Successor At December 31, 2005	Successor At December 31, 2006
Deferred tax assets:
Net operating loss carryforwards	$27	$45
Inventory reserves	1	7
Fixed assets	6	—
Expense accruals	32	42
Other	8	7
Subtotal	74	101
Valuation allowance	(11)	(15)
Net deferred tax assets	63	86
Current portion	36	53
Long term portion	27	33
Deferred tax liabilities:
Depreciation & amortization	18	24
Foreign earnings	5	14
Other	7	—
Deferred tax liabilities (long-term)	30	38
Net deferred tax assets	$33	$48

Valuation allowances are provided for deferred tax assets whenever the realization of the assets is not deemed to meet a ‘‘more likely than not’’ standard. Accordingly, valuation allowances have been provided for net operating losses in certain non-U.S. countries. To reflect judgments in applying this standard, the Company increased the valuation allowance against deferred tax assets by $4 million in 2006.

The effective income tax rate differs from the U.S. federal income tax rate for the following reasons:

	Predecessor	Successor
	January 1, 2004 through November 30, 2004	December 1, 2004 through December 31, 2004	Year Ended December 31, 2005	Year Ended December 31, 2006
U.S. federal income tax rate	35.0%	35.0%	35.0%	35.0%
Increases (reductions) resulting from:
State and local income taxes, net of federal income tax benefit	0.7	1.1	(2.9)	25.6
Non-U.S. income	4.3	(11.3)	(20.6)	(9.7)
Miscellaneous items	0.7	2.3	0.3	(8.6)
Effective income tax rate	40.7%	27.1%	11.8%	42.3%

At the end of 2006, federal domestic net operating loss carryforwards were $70 million. Of these, $8 million expire in 2024, $25 million expire in 2025, and $37 million expire in 2026. At the end of 2006, state domestic net operating loss carryforwards were estimated to be $37 million, the majority of which expire between 2024 and 2026. At the end of 2006, foreign net operating loss carryforwards were $42 million and expire as follows: $1 million in 2007, $1 million in 2008, $1 million in 2009, $1 million in 2010, $2 million in 2011, $1 million in 2012, $2 million in 2013, $3 million in 2014, $1 million in 2015 and $29 million may be carried forward indefinitely.

Note 12.	Property, Plant and Equipment

The following table breaks out the property, plant and equipment in further detail (Dollars in Millions):

	December 31,
	2005	2006
Property, plant and equipment
Land and improvements to land	$26	$25
Buildings and building fixtures	66	74
Machinery and equipment	119	125
Software	13	14
Other	—	1
Construction in progress	17	17
	241	256
Less: Accumulated depreciation	(43)	(69)
	$198	$187

Note 13.	Other Accrued Expenses

The following table breaks out the other accrued expenses in further detail (Dollars in Millions):

	December 31,
	2005	2006
Other accrued expenses
Return reserve	$19	$18
Accrued rebates and promotions	15	15
Core deposit liability	9	10
Taxes other than income taxes	9	8
Accrued property and casualty	7	8
Accrued restructuring	8	13
Tax deposit payable	30	30
Accrued marketing expense	10	9
Accrued freight	6	4
Other	29	28
	$142	$143

At December 31, 2005 and December 31, 2006 the Company had other accrued liabilities of $29 million and $28 million, respectively. The other accrued expenses primarily consist of accrued utilities, accrued professional fees and other miscellaneous accruals.

Note 14.	Commitments and Contingencies

At December 31, 2006, the Company had purchase commitments for property, plant and equipment of approximately $4 million.

The Company had future minimum rental commitments under non-cancelable operating leases of $88 million at December 31, 2006, with future rental payments of:

2007	15
2008	12
2009	12
2010	9
2011	8
Thereafter	32
Total	88

The leases do not contain restrictions on future borrowings. There are no significant lease escalation clauses or purchase options. Rent expense was $26 million for the period January 1, 2004 through November 30, 2004, $3 million for the period December 1, 2004 through December 31, 2004, $27 million in 2005 and $24 million in 2006. We recently entered into a logistics service agreement to provide logistic services for an international location. The logistic contractual fees for the ten year agreement are $64 million.

A reconciliation of the changes in our return reserves is as follows beginning with January 1, 2005 (Dollars in Millions):

	December 31,
	2005	2006
Beginning balance	$18	$19
Amounts charged to income	49	49
Returns processed	(48)	(50)
	$19	$18

The Company is party to various pending judicial and administrative proceedings arising in the ordinary course of business. These include, among others, proceedings based on product liability claims and alleged violations of environmental laws.

On March 3, 2006, Dana and forty of its domestic subsidiaries (the ‘‘Debtors’’) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Southern District of New York (the ‘‘Court’’) (Case No. 06-10354). The Debtors will continue to operate their businesses as ‘‘debtors-in-possession’’ under the jurisdiction of the Court and in accordance with applicable provisions of the Bankruptcy Code and orders of the Court. Dana is, pursuant to the Purchase Agreement, contractually obligated to indemnify us for specified liabilities, including, among others, (1) liabilities arising out of legal proceedings commenced prior to the Acquisition and (2) liabilities for death, personal injury or other injury to persons (including, but not limited to, such liabilities that result from human exposure to asbestos) or property damage occurring prior to the Acquisition relating to the use or exposure to any of Dana’s products designed, manufactured, served or sold by Dana. However, in the context of Dana’s bankruptcy, Dana may be discharged entirely from its obligations to indemnify us for future defense settlements or payments in respect of any claim subject to its indemnification obligations and we may recover less than 100% of any indemnification obligations of Dana existing as of March 3, 2006. Further, we do not know whether any insurance that may have been maintained by Dana will cover the costs for which Dana is contractually obligated to indemnify us. We cannot estimate the impact of Dana failing to honor its indemnification obligations but such a failure could adversely affect our financial condition and results of operations.

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

The Company has various accruals for contingent product liability costs. At December 31, 2005 and 2006, the Company had $1 million and $3 million accrued, respectively. There are no recoveries expected from third parties. If there is a range of equally probable outcomes, we accrue the lower end of the range.

The Company estimates contingent environmental liabilities based on the most probable method of remediation, current laws and regulations and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, we accrue the lower end of the range. At December 31, 2005 and 2006 the Company had less than $1 million accrued. There are no recoveries expected from third parties.

Note 15.	Restructuring of Operations

In 2005, we announced two restructuring plans: (i) a restructuring plan that we announced at the beginning of 2005 as part of the Acquisition, also referred to herein as the acquisition restructuring and (ii) a restructuring plan that we announced at the end of 2005, also referred to herein as the comprehensive restructuring.

In December 2005, we announced the closure of our Southampton (UK) facility. Additionally, in March 2006 we announced the closure of the Erie (PA), North East (PA) and the McHenry (IL) plants and our intent to sell the Waupaca (WI), Sudbury (Ontario, Canada) and St. Catharines (Ontario, Canada) facilities. In June 2006, we announced our decision to close the St. Catharines foundry, which was closed by the end of 2006. In the third quarter of 2006 we announced the closure of our Cambridge (Ontario, Canada) facility, which is anticipated to close during the first quarter of 2007. In October 2006, we announced the closure of our Cuba (MO) facility, which is anticipated to close during the first quarter of 2007. In November 2006, we announced and closed our Mississauga (Ontario, Canada) facility.

In connection with the comprehensive restructuring, during 2006, we recorded a charge of $1 million to cost of sales and $39 million to selling, general and administrative expense consisting of employee termination benefits and other exit costs. During 2005, also in connection with the comprehensive restructuring, we recorded a charge of $21 million to cost of sales and $2 million to selling, general and administrative expense, comprised primarily of severance costs and fixed asset impairment. The write-down of fixed assets was accounted for in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Severance costs are being accounted for in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities and SFAS 112, Employers’ Accounting for Postemployment Benefits — an amendment of FASB Statements No. 5 and 43. We currently estimate that we will incur approximately $152 million of cash and non cash restructuring costs.

In the first quarter of 2005, as part of the Acquisition, we announced the acquisition restructuring. The acquisition restructuring was initiated to take advantage of opportunities we identified prior to the Acquisition but were limited in our ability to pursue as part of Dana due to resource constraints.

During 2005, acquisition restructuring costs of $21 million were recorded to goodwill as an adjustment to the opening balance sheet, comprised of severance costs, fixed asset impairments and other exit costs. Additionally in 2005, we charged directly to selling, general and administrative expense $2 million relating to current period exit costs.

The following summarizes the restructuring charges and activity for all the Company’s restructuring programs. (Dollars in Millions):

	Employee Termination Benefits	Long-Lived Asset Impairment	Exit Costs	Total
Predecessor
Balance at December 31, 2003	$2	$—	$2	$4
Activity from January 1, 2004 through November 30, 2004
Charges to expense	2	—	—	2
Cash payments	(2)	—	(2)	(4)
Write-off of assets	—	—	—	—
Balance at November 30, 2004	$2	$—	$—	$2
Successor
Balance at December 1, 2004	$2	$—	$—	$2
Activity from December 1, 2004 through December 31, 2004
Charges to expense	—	—	—	—
Other	1			1
Balance at December 31, 2004	$3	$—	$—	$3
Activity from January 1, 2005 through December 31, 2005
Charges to expense	$2	$20	$3	$25
Write-off of assets	—	(20)	—	(20)
Balance at December 31, 2005	$5	$—	$3	$8
Activity from January 1, 2006 through December 31, 2006
Charges to expense	$19	$1	$20	$40
Write-off of assets and other		(1)	(2)	(3)
Cash payments	(12)	—	(20)	(32)
Balance at December 31, 2006	$12	$—	$1	$13

At December 31, 2006, $13 million of restructuring charges remained in accrued liabilities, relating to wage and healthcare continuation for severed employees and other termination costs. These remaining benefits are expected to be paid during 2007.

Note 16.	Related Party Transactions

For purposes of these financial statements, Predecessor sales between the Company and other Dana units have not been eliminated. These transactions between Predecessor and other Dana units were on a cost-plus basis with a mark-up on most transactions of approximately 10%. The Company’s sales to other Dana units totaled $16 million for the period January 1, 2004, through November 30, 2004, and $1 million for the period December 1, 2004 through December 31, 2004. The Predecessor distributed parts produced by Dana for aftermarket customers. The purchases by the Company from Dana were $77 million for the period from January 1, 2004 through November 30, 2004, and $9 million for the period December 1, 2004 through December 31, 2004.

The following table presents the components of administrative services provided at the Dana corporate level that have been allocated to the Predecessor, plus expenses charged to the aftermarket department within the Dana corporate office, including wages, fringe benefits, travel, employee relocation, charges for internal services such as information technology support and charges for certain external services. These items have been allocated to the Predecessor and included in the selling, general and administrative expenses in the combined statement of income (Dollars in Millions):

Predecessor
January 1, 2004 through November 30, 2004
Administrative staff wages and fringe benefits	$2
Treasury services	2
Accounting, tax and audit services	2
Legal services	1
Environmental services	1
Other services	2
Allocated corporate expenses	10
Aftermarket department expenses	(1)
Total corporate expenses	$9

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

Mr. John M. Riess, an Affinia Group Board member, is related to an executive at CARQUEST. In 2006, CARQUEST purchased 7% of our total sales. The related party was the president of CARQUEST Canada in 2005. In 2005, CARQUEST Canada purchased less than 1% of our total sales.

Note 17.	Segment Information

The Company’s operating segments have been aggregated into one reportable business segment, which is the manufacturing and distribution of vehicle aftermarket parts. The products, customer base, distribution channel, manufacturing process, procurement, and economic characteristics are similar throughout all of the Company’s operations.

Net sales by geographic region were as follows (Dollars in Millions):

	Predecessor	Successor
	January 1, 2004 through November 30, 2004	December 1, 2004 through December 31, 2004	January 1, 2005 through December 31, 2005	January 1, 2006 through December 31, 2006
United States	$1,065	$88	$1,188	$1,198
Canada	302	19	282	255
Brazil	163	18	217	242
Other Countries	404	30	445	465
	$1,934	$155	$2,132	$2,160

Long-lived assets by geographic region were as follows (Dollars in Millions):

	Successor December 31, 2005	Successor December 31, 2006
United States	$314	$310
Canada	65	31
Brazil	6	6
Other Countries	70	73
	$455	$420

Net sales by geographic area were determined based on origin of sale. Geographic data on long-lived long-lived assets are comprised of property, plant and equipment, goodwill, other intangible assets and deferred financing costs.

We offer primarily three types of products: brake products, which include brake drums, rotors, pads and shoes and hydraulic brake system components; filtration products, which include oil, fuel, air and other filters; and chassis products, which include steering, suspension and driveline components. Additionally, we have European products and other businesses, which includes our Quinton Hazell European parts operations. Quinton Hazell designs, manufactures, purchases and distributes a wide range of aftermarket replacement motor vehicle components for customers throughout the United Kingdom and Continental Europe, primarily under the Quinton Hazell brand name. The Company’s sales by group of similar products are as follows:

	Predecessor	Successor
	January 1, 2004 through November 30, 2004	December 1, 2004 through December 31, 2004	January 1, 2005 through December 31, 2005	January 1, 2006 through December 31, 2006
Brake	$969	$77	$1,052	$1,053
Chassis	153	10	156	156
Filtration	562	46	661	689
Europe	241	19	260	268
Eliminations and other	9	3	3	(6)
	$1,934	$155	$2,132	$2,160

Note 18.	Asset Retirement Obligations

We adopted FAS 143, ‘‘Accounting for Asset Retirement Obligations’’ and FIN 47, ‘‘Accounting for Conditional Asset Retirement Obligations’’ effective January 1, 2003 and December 31, 2005, respectively.  FAS 143 and FIN 47 require that a liability for the fair value of an ARO be recognized in the period in which it is incurred if it can be reasonably estimated, with the offsetting associated asset retirement costs capitalized as part of the carrying amount of the long-lived assets.  The asset retirement cost is subsequently allocated to expense using a systematic and rational method over its useful life.  Changes in the ARO resulting from the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense, which is included in depreciation and amortization expense in the consolidated statements of income.  Changes resulting from revisions to the timing or amount of the original estimate of cash flows are recognized as an increase or a decrease in the asset retirement cost and ARO.  The ARO recorded at December 31, 2005 and December 31, 2006 was $3 million. If the provisions of FIN 47 had been in effect on December 31, 2004, the aggregate carrying amount of asset retirement obligations on that date would have been $3 million. If the amortization of asset retirement cost and accretion of asset retirement obligation provisions of FAS 143, as interpreted by FIN 47, had been in effect during 2004, the impact would have been immaterial.

The cumulative effect of a change in accounting principle of adopting FIN 47 was not material to our net income in the period of adoption and had no effect on net income.

Note 19.	Divestiture of Affiliate and Discontinued Operation

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

During the third quarter of 2005, we completed the sale of Candados Universales de Mexico, S.A. de C.V. (‘‘Cumsa’’), one of our Mexican operations, and the distribution company for Cumsa (Auto Parts Acquisition LLC) for $7 million in cash. Under the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we classify a business component that has been disposed of as a discontinued operation if the cash flow of the component has been eliminated from our ongoing operations and we will no longer have any significant continuing involvement in the component. The results of operations of our discontinued operations through the date of sale, including any gains or losses on disposition, are aggregated and presented on one line in the Consolidated Statement of Operations. The amounts presented in the Consolidated Statement of Operations for 2005 were reclassified to comply with SFAS 144. The after-tax loss recognized on the sale during the third quarter of fiscal 2005 was less than $1 million.

Note 20.	Financial Information for Guarantors and Non-Guarantors

Affinia Group Inc. issued $300 million of senior subordinated notes to qualified institutional buyers and certain persons in offshore transactions. The senior subordinated notes were subsequently registered under the Securities Act of 1933 pursuant to an exchange offer completed on November 2, 2005. The senior subordinated notes are general obligations of Affinia Group Inc. and guaranteed by Affinia Group Intermediate Holdings Inc. (‘‘Parent’’) and all of the wholly owned domestic subsidiaries. These guarantors jointly and severally guarantee the Company’s obligations under the senior subordinated notes and the guarantees represent full and unconditional general obligations.

The following information presents combining and consolidating Statements of Operations and Statements of Cash Flows for the period from January 1, 2004 through November 30, 2004, for the period from December 1, 2004, through December 31, 2004, for the year ended December 31, 2005 and for the year ended December 31, 2006 and Consolidated Balance Sheets as of December 31, 2005 and 2006.

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

Affinia Group Intermediate Holdings Inc.
Notes to combined and consolidated financial statements (continued)
Supplemental Guarantor
Consolidating Statement of Operations
For the Year Ended December 31, 2006
(Dollars in Millions)

	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$1,266	$1,235	$(341)	$2,160
Cost of sales	—	—	(992)	(1,133)	341	(1,784)
Gross profit	—	—	274	102	—	376
Selling, general, and administrative expenses	—	(63)	(144)	(125)	—	(332)
Operating profit	—	(63)	130	(23)	—	44
Other income, net	—	73	(70)	4	—	7
Interest expense	—	(59)	—	—	—	(59)
Income before taxes and minority interest	—	(49)	60	(19)	—	(8)
Income tax (benefit) provision	—	(9)	—	6	—	(3)
Income from continuing operations	—	(40)	60	(25)	—	(5)
Income from discontinued operations	—	—	—	—	—	—
Equity interest in income	(5)	40	17	35	(87)	—
Net (loss) income	$(5)	—	$77	$10	$(87)	$(5)

Affinia Group Intermediate Holdings Inc.
Notes to combined and consolidated financial statements (continued)
Supplemental Guarantor
Combining Statement of Cash Flows
For the Eleven Months Ended November 30, 2004
(Dollars in Millions)

	Parent	Issuer	Guarantor	Non-Guarantor	Elimination	Combined Total
Operating activities
Net (loss) income	$ —	$ —	$(11)	$18	$21	$28
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	21	20	—	41
Impairment of assets	—	—	1	—	—	1
Deferred income taxes	—	—	3	(31)	—	(28)
Losses (gains) on asset sales	—	—	1	(3)	—	(2)
Equity in subsidiaries	—	—	26	(5)	(21)	—
Change in trade accounts receivable	—	—	22	(14)	—	8
Change in inventories	—	—	(20)	(17)	—	(37)
Change in other operating assets	—	—	(32)	2	—	(30)
Change in other operating liabilities	—	—	10	(12)	—	(2)
Change in other	—	—	16	(3)	—	13
Net cash provided by (used in) operating activities of continuing operations	—	—	37	(45)	—	(8)
Net cash provided by operating activities of discontinued operations	—	—	—	1	—	1
Net cash provided by (used in) operating activities	—	—	37	(44)	—	(7)
Investing activities
Proceeds from sale of assets	—	—	1	5	—	6
Additions to property, plant and equipment, net	—	—	(20)	(24)	—	(44)
Other investing activities	—	—	—	1	—	1
Net cash used in investing activities of continuing operations	—	—	(19)	(18)	—	(37)
Net cash used in investing activities of discontinued operations	—	—	—	—	—	—
Net cash used in investing activities	—	—	(19)	(18)	—	(37)
Financing activities
Short-term debt, net	—	—	—	(19)	—	(19)
Net transactions with Dana Corporation	—	—	(12)	75	—	63
Net cash (used in) provided by financing activities of continuing operations	—	—	(12)	56	—	44
Net cash used in financing activities of discontinued operations	—	—	(2)	—	—	(2)
Net cash (used in) provided by financing activities	—	—	(14)	56	—	42
Change in cash and cash equivalents	—	—	4	(6)		(2)
Cash and cash equivalents at beginning of period	—	—	—	46	—	46
Cash and cash equivalents at end of period	$—	$—	$4	$40	$—	$44

Affinia Group Intermediate Holdings Inc.
Notes to combined and consolidated financial statements (continued)
Supplemental Guarantor
Consolidating Statement of Cash Flows
For the One Month Ended December 31, 2004
(Dollars in Millions)

	Parent	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated Total
Operating activities
Net (loss) income	$(4)	$(4)	$—	$(1)	$5	$(4)
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	3	1	—	4
Deferred income taxes	—	—	—	(8)		(8)
Equity in income	4	—	1	—	(5)	—
Change in trade accounts receivable	—	55	10	(18)	—	47
Change in inventories	—	—	(6)	2	—	(4)
Change in other current assets	—	—	(42)	45	—	3
Change in other current liabilities	—	17	35	(38)	—	14
Change in other	—	—	—	6	—	6
Net cash provided by (used in) operating activities of continuing operations	—	68	1	(11)	—	58
Net cash provided by operating activities of discontinued operations	—	—	—	—	—	—
Net cash provided by (used in) operating activities	—	68	1	(11)	—	58
Investing activities
Acquisition of Dana Aftermarket Group	—	(1,016)	—	—	—	(1,016)
Proceeds from sale of assets	—	—	1	—	—	1
Additions to property, plant and equipment, net	—	—	(2)	(1)	—	(3)
Other investing activities	—	—	—	—	—	—
Net cash used in investing activities of continuing operations	—	(1,016)	(1)	(1)	—	(1,018)
Net cash used in investing activities of discontinued operations	—	—	—	—	—	—
Net cash used in investing activities	—	(1,016)	(1)	(1)	—	(1,018)
Financing activities
Short-term debt, net	—	10	—	—	—	10
Proceeds from long term debt	—	650	—	—	—	650
Deferred financing costs	—	(19)	—	—	—	(19)
Capital contribution	—	355	—	—	—	355
Net cash used in financing activities of continuing operations	—	996	—	—	—	996
Net cash used in financing activities of discontinued operations	—	—	—	—	—	—
Net cash provided by financing activities	—	996	—	—	—	996
Change in cash and cash equivalents	—	48	—	(12)	—	36
Cash and cash equivalents at beginning of period	—	—	—	44	—	44
Cash and cash equivalents at end of period	$—	$48	$—	$32	$—	$80

Affinia Group Intermediate Holdings Inc.
Notes to combined and consolidated financial statements (continued)
Supplemental Guarantor
Consolidating Statement of Cash Flows
For the Year Ended December 31, 2005
(Dollars in Millions)

	Parent	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated Total
Operating activities
Net (loss) income	$(30)	$—	$74	$13	$(87)	$(30)
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	—	9	21	16	—	46
Impairment of assets	—	—	22	—	—	22
Deferred income taxes	—	(32)	—	(12)		(44)
Equity in income	30	(56)	(11)	(50)	87	—
Change in trade accounts receivable	—	(16)	2	22	—	8
Change in inventories	—	—	47	30	—	77
Change in other current assets	—	(29)	(1)	16	—	(14)
Change in other current liabilities	—	97	(2)	(37)	—	58
Change in other	—	(225)	188	15	—	(22)
Net cash (used in) provided by operating activities of continuing operations	—	(252)	340	13	—	101
Net cash provided by operating activities of discontinued operations	—	—	1	1	—	2
Net cash (used in) provided by operating activities	—	(252)	341	14	—	103
Investing activities
Proceeds from sale of assets	—	—	1	3	—	4
Working capital settlement with Dana	—	(28)	—	—	—	(28)
Proceeds from disposition of discontinued operations	—	—	7	—	—	7
Additions to property, plant and equipment, net	—	(7)	(12)	(16)	—	(35)
Other investing activities	—	—	—	—	—	—
Net cash used in investing activities of continuing operations	—	(35)	(4)	(13)	—	(52)
Net cash used in investing activities of discontinued operations	—	—	—	—	—	—
Net cash used in investing activities	—	(35)	(4)	(13)	—	(52)
Financing activities
Short-term debt, net	—	(3)	—	(12)	—	(15)
Payment of long-term debt	—	(35)	—	—	—	(35)
Capital contribution	—	1	—	—	—	1
Net transactions with Parent	—	320	(336)	16	—	—
Net cash provided by (used in) financing activities of continuing operations	—	283	(336)	4	—	(49)
Net cash used in financing activities of discontinued operations	—	—	—	—	—	—
Net cash provided by (used in) financing activities	—	283	(336)	4	—	(49)
Change in cash and cash equivalents	—	(4)	1	5	—	2
Cash and cash equivalents at beginning of period	—	48	—	32	—	80
Cash and cash equivalents at end of period	$—	$44	$1	$37	$—	$82

Affinia Group Intermediate Holdings Inc.
Notes to combined and consolidated financial statements (continued)
Supplemental Guarantor
Consolidating Statement of Cash Flows
For the Year Ended December 31, 2006
(Dollars in Millions)

	Parent	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated Total
Operating activities
Net (loss) income	$(5)	$—	$77	$10	$(87)	$(5)
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	—	9	22	15	—	46
Impairment of assets	—	—	—	—	—	—
Stock-based compensation	—	1	—	—	—	1
Deferred income taxes	—	13	—	(3)		10
Equity in income	5	(40)	(17)	(35)	87	—
Change in trade accounts receivable	—	5	—	(6)	—	(1)
Change in inventories	—	—	(10)	(3)	—	(13)
Change in other current assets	—	—	—	13	—	13
Change in other current liabilities	—	15	(17)	(17)	—	(19)
Change in other	—	(10)	(47)	47	—	(10)
Net cash (used in) provided by operating activities of continuing operations	—	(7)	8	21	—	22
Net cash provided by operating activities of discontinued operations	—	—	—	—	—	—
Net cash (used in) provided by operating activities	—	(7)	8	21	—	22
Investing activities
Proceeds from sale of assets	—	—	—	3	—	3
Additions to property, plant and equipment, net	—	(3)	(9)	(12)	—	(24)
Other investing activities	—	—	—	—	—	—
Net cash used in investing activities of continuing operations	—	(3)	(9)	(9)	—	(21)
Net cash used in investing activities of discontinued operations	—	—	—	—	—	—
Net cash used in investing activities	—	(3)	(9)	(9)	—	(21)
Financing activities
Short-term debt, net	—	—	—	—	—	—
Payment of long-term debt	—	(15)	—	—	—	(15)
Capital contribution	—	—	—	—	—	—
Net transactions with Parent	—	—	—	—	—	—
Net cash provided by (used in) financing activities of continuing operations	—	(15)	—	—	—	(15)
Net cash used in financing activities of discontinued operations	—	—	—	—	—	—
Net cash provided by (used in) financing activities	—	(15)	—	—	—	(15)
Effect of exchange rates on cash	—	—	—	2	—	2
Change in cash and cash equivalents	—	(25)	(1)	14	—	(12)
Cash and cash equivalents at beginning of period	—	44	1	37	—	82
Cash and cash equivalents at end of period	$—	$19	$—	$51	$—	$70

Affinia Group Intermediate Holdings Inc.
Notes to combined and consolidated financial statements (continued)
Supplemental Guarantor
Consolidating Balance Sheet
December 31, 2005
(Dollars in Millions)

	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$44	$1	$37	$—	$82
Accounts receivable	—	32	190	128	—	350
Inventories	—	—	245	172	—	417
Other current assets	—	31	2	25	—	58
Total current assets	—	107	438	362	—	907
Investments and other assets	—	319	2	14	—	335
Intercompany investments	374	979	404	206	(1,963)	—
Intercompany receivables	—	(247)	228	19	—	—
Property, plant and equipment, net	—	5	94	99	—	198
Total assets	$374	$1,163	$1,166	$700	$(1,963)	$1,440
Liabilities and Equity
Current liabilities:
Notes payable and current portion of long term debt	$—	$—	$—	$—	$—	$—
Accounts payable	—	13	111	108	—	232
Accrued payroll and employee benefits	—	14	8	12	—	34
Other accrued liabilities	—	64	46	32	—	142
Total current liabilities	—	91	165	152	—	408
Deferred employee benefits and noncurrent liabilities	—	39	—	6	—	45
Long-term debt	—	612	—	—	—	612
Total liabilities	—	742	165	158	—	1,065
Minority interest in consolidated subsidiaries	—	—	1	—	—	1
Shareholders’ equity	374	421	1,000	542	(1,963)	374
Total liabilities and equity	$374	$1,163	$1,166	$700	$(1,963)	$1,440

Affinia Group Intermediate Holdings Inc.
Notes to combined and consolidated financial statements (continued)
Supplemental Guarantor
Consolidating Balance Sheet
December 31, 2006
(Dollars in Millions)

	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$19	$—	$51	$—	$70
Accounts receivable	—	27	190	134	—	351
Inventories	—	—	255	175	—	430
Other current assets	—	31	2	12	—	45
Total current assets	—	77	447	372	—	896
Investments and other assets	—	283	1	14	—	298
Intercompany investments	381	1,019	421	241	(2,062)	—
Intercompany receivables	—	(265)	231	34	—	—
Property, plant and equipment, net	—	10	89	88	—	187
Total assets	$381	$1,124	$1,189	$749	$(2,062)	$1,381
Liabilities and Equity
Current liabilities:
Notes payable and current portion of long term debt	$—	$—	$—	$—	$—	$—
Accounts payable	—	11	104	95	—	210
Accrued payroll and employee benefits	—	19	5	12	—	36
Other accrued liabilities	—	76	39	28	—	143
Total current liabilities	—	106	148	135	—	389
Deferred employee benefits and noncurrent liabilities	—	4	—	8	—	12
Long-term debt	—	597	—	—	—	597
Total liabilities	—	707	148	143	—	998
Minority interest in consolidated subsidiaries	—	—	2	—	—	2
Shareholders’ equity	381	417	1,039	606	(2,062)	381
Total liabilities and equity	$381	$1,124	$1,189	$749	$(2,062)	$1,381

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures.

Disclosure Controls and Procedures.    The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to record, process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive Officer, Chief Financial Officer and the Company’s disclosure committee, the Chief Executive Officer and the Chief Financial Officer believe that these controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.

Change in Internal Control Over Financial Reporting   —   There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Set forth below is certain information concerning the individuals serving as the executive officers and members of the Board of Directors of Affinia Group Inc., including their ages as of March 20, 2007.

Name	Age	Position
Terry R. McCormack	56	President, Chief Executive Officer and Director
Thomas H. Madden	57	Senior Vice President and Chief Financial Officer
John R. Washbish	53	President, Under Vehicle Group and Customer Relationship Management, and Director
Keith A. Wilson	45	President, Under Hood Group
Steven E. Keller	48	Senior Vice President, General Counsel and Secretary
Jerry A. McCabe	59	Vice President, Business Architecture
Timothy J. Zorn	54	Vice President, Human Resources
Larry W. McCurdy	71	Chairman of the Board of Directors
Joseph A. Onorato	58	Director
John M. Riess	65	Director
Michael F. Finley	45	Director
Donald J. Morrison	46	Director
James A. Stern	56	Director

Terry R. McCormack has served as our President, Chief Executive Officer and a Director since the Acquisition on November 30, 2004. Mr. McCormack began his career at Dana in 1973 as a sales trainee. He held a variety of positions at Dana from 1974 through July 2000, when he was named President of Dana’s Aftermarket Group, a position he held until the Acquisition. Mr. McCormack holds a B.S. degree in Psychology from Ball State University. He has completed the Harvard Advanced Management Program. Mr. McCormack serves on the Board of Directors of MEMA and the University of North Carolina at Charlotte’s Belk College School of Business. He is also a member of the Automotive Presidents’ Group.

Thomas H. Madden was recently announced as our Senior Vice President and Chief Financial Officer. Mr. Madden previously served as our Vice President and Chief Financial Officer from the Acquisition on November 30, 2004 until the end of 2006. Mr. Madden formerly served as Vice President and Group Controller for the Aftermarket Group of Dana since 1998. He joined Dana in 1974 as an accountant with the Transmission Division and served in a variety of positions, including as Division Controller, Spicer Drivetrain Europe. While in Europe, he also held the position of General Manager of the Transmission Assembly and Components Group. In 1992, he returned to the United States as Division Controller for the Wix Filtration Division, and in 1996 became Division Controller of the Spicer Driveshaft Division. He earned a B.B.A. in Accounting from the University of Toledo. He also attended the University of Michigan Executive Business School.

John R. Washbish was recently announced as our President, Under Vehicle Group and Customer Relationship Management. Mr. Washbish previously served as our Vice President and General Manager, Under Vehicle Group from the Acquisition on November 30, 2004 until the end of 2006. Mr. Washbish served as the President of Customer Relationship Management for the Aftermarket Group of Dana from May 2003 and has continued to serve in this capacity for Affinia Group Inc. since the Acquisition. Prior to this, he served as the President of the Under Hood Group and Global Filtration and Clevite Engine Products divisions of Dana. From 1987 to 2000, he served as President of Clevite Engine Parts, a division of Dana Engine Controls, which joined Dana through its 1998 acquisition of Glacier Engine Bearings and AE Clevite Engine Parts. Mr. Washbish earned his Bachelor’s degree in Business Administration and an Associate’s degree in Automotive Aftermarket Management from Northwood University and an Automotive Aftermarket Professional Degree from the University of the Aftermarket. A past President of the National Engine Parts Manufacturers

Association, Mr. Washbish has also served a four-year term on the Board of Directors for MEMA, and he currently serves on the Boards of Directors of the AASA, Heavy Duty Manufacturers Association and AWDA. He attended the University of Michigan Executive Business School and INSEAD University in France.

Keith A. Wilson was recently announced as the President, Under Hood Group. Mr. Wilson served as Vice President and General Manager of Under Hood Group of Affinia Group Inc. from the Acquisition on November 30, 2004 until the end of 2006. Mr. Wilson had served as Vice President and division manager of Wix Filtration Products Division since September 2000 and was given additional responsibility for Engine Operations in 2003. Mr. Wilson joined Dana in 1984 as a sales and marketing specialist with the Spicer Axle Division. Following a series of positions in Indiana and Missouri, Mr. Wilson became the production control manager at the Spicer Driveshaft Division plant in Lima, Ohio in 1990, and he was named plant manager at the Spicer Heavy Axle and Brake Division in Hilliard, Ohio in 1991. Mr. Wilson became the resident manager of the Spicer Trailer Products Division in 1994, General Manager of the division in 1996 and Vice President and General Manager in September 1997. In 1998, he was named Vice President and General Manager of the Victor Reinz Division. Mr. Wilson earned a Bachelor’s degree in Marketing and Management from Ball State University and he is a graduate of Dana’s M.B.A. Program. He also served as Chairman of Dana’s Global Environmental Health & Safety Advisory Council.

Steven E. Keller was recently announced as the Senior Vice President, General Counsel and Secretary. Mr. Keller served as General Counsel and Secretary from the Acquisition on November 30, 2004 until the end of 2006. Mr. Keller held various positions in Dana’s Law Department, most recently as Managing Attorney and a member of the Law Department’s Operating Committee. His responsibilities included serving as Strategic Business Unit counsel to the Aftermarket Group of Dana, division counsel to several Dana divisions, regional counsel to Dana’s Asia-Pacific operations, and providing legal advice on acquisition and divestiture transactions. Prior to joining Dana in 1993, Mr. Keller was a partner in the law firm of Hogan & Hartson. Mr. Keller earned a B.A. in Financial Administration from Michigan State University and his J.D. from the Marshall-Wythe School of Law at the College of William and Mary. He also attended the University of Michigan Executive Business School. He is a member of the Virginia Bar.

Timothy J. Zorn has served as Vice President, Human Resources since the Acquisition on November 30, 2004. Mr. Zorn held the same position with the Aftermarket Group of Dana from May 2003 until the Acquisition and was previously the Human Resources Manager of Dana’s Wix division from May 1999 until May 2003. Mr. Zorn joined Dana in 1974 as Sales Coordinator for the Automotive Aftermarket Division. After serving in several assignments in field sales and marketing positions, Mr. Zorn was part of the plant start up team in Foglesville, Pennsylvania. In 1984, he became the plant Superintendent at the Fort Wayne Distribution Center in Fort Wayne, Indiana. Mr. Zorn held several assignments in Human Resources as Plant and Division Human Resource Manager prior to his assignment of Director of Human Resources for the Wix Division. Mr. Zorn earned his Bachelor’s degree in Economics from Ohio Wesleyan University. He is a certified SPHR and has served terms on the board of directors of several charitable and educational organizations.

Jerry A. McCabe was recently announced as Vice President, Business Architecture. Mr. McCabe served as Vice President, Communications and Marketing Services, from the Acquisition on November 30, 2004 until the end of 2006. Prior to the Acquisition, Mr. McCabe had served as Vice President, Marketing for the Aftermarket Group of Dana’s Under Hood Group from September 2000, and Vice President, Marketing for Clevite Engine Parts from the time Dana purchased Clevite in December 1998. He had been hired as Vice President, Marketing at Clevite in May 1994 and was appointed to its Board of Directors in 1996. For the previous 20 years, Mr. McCabe had held positions in sales, product management, marketing, and general management with aftermarket companies including McCord Gaskets, TRW and Camshaft Machine. He earned his B.B.A. in Marketing from Eastern Michigan University in 1975. After two tours of duty in Vietnam, Mr. McCabe was granted an Honorable Discharge from the U.S. Army in 1970.

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

Donald J. Morrison has served as a Director since the Acquisition on November 30, 2004. Mr. Morrison is a Senior Vice President with OMERS Capital Partners, which makes private equity investments on behalf of OMERS, one of Canada’s largest pension funds. Before joining OMERS, Mr. Morrison spent ten years with PricewaterhouseCoopers LLP in Corporate Finance focusing on restructurings and turnarounds and eight years as Senior Vice President and member of the Senior Management Investment Committee with one of Canada’s largest venture capital funds originating and structuring expansion and buyout investments. Mr. Morrison has served on the Boards of Directors of over 20 public and private companies. Mr. Morrison has a B. Commerce degree from the University of Toronto, is a Chartered Accountant and a Chartered Insolvency and Restructuring Practitioner.

Joseph A. Onorato has served as a Director since the Acquisition on November 30, 2004. Mr. Onorato also serves as Chair of the Audit Committee of our Board of Directors. Mr. Onorato was Chief Financial Officer of Echlin, Inc., where he spent nineteen years. He served as Treasurer from 1990 to 1994, as Vice President and Treasurer from 1994 to 1997 and as Vice President and Chief Financial Officer from 1997 until the company was acquired by Dana in July 1998. Mr. Onorato served as Senior Vice President and Chief Financial Officer for the Aftermarket Group from July 1998 until his retirement in September 2000. Mr. Onorato previously worked for PricewaterhouseCoopers LLP.

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

James A. Stern has served as a Director since the Acquisition on November 30, 2004. Mr. Stern also serves as Chair of the Compensation Committee of our Board of Directors. Mr. Stern is Chairman and CEO of Cypress, a position he has held since 1994. Mr. Stern headed Lehman Brothers’ Merchant Banking Group before leaving that firm to help found Cypress. During his 20-year tenure with Lehman, he held senior management positions where he was responsible for the high yield and primary capital markets groups. He also served as co-head of investment banking and was a member of Lehman’s operating committee. Before graduating from Harvard Business School, Mr. Stern earned a B.S. from Tufts University, where he is Chairman of the Board of Trustees. He also serves on the Boards of Directors of Lear Corporation, AMTROL, Inc., Med Pointe Inc. and Cooper-Standard Automotive Inc.

Code of Ethics

We have adopted a Code of Conduct, which applies to all of our officers, directors, and employees. A current copy of the code is posted at our website http://www.affiniagroup.com, and we will post at our website any changes to or waivers of our Code.

Board of Directors

Our board of directors currently consists of one class of eight directors who serve until resignation or removal.

Stockholders Agreement

Pursuant to the Stockholders Agreement dated as of November 30, 2004, among Affinia Group Holdings Inc., various Cypress funds, Ontario Municipal Employees Retirement Board (‘‘OMERS’’), The Northwestern Mutual Life Insurance Company, California State Teachers’ Retirement System and Stockwell Fund, L.P., the number of directors serving on the Board of Directors will be no less than seven and no more than eleven. The Stockholders Agreement entitles Cypress to designate three directors. Mr. Stern and Mr. Finley are both Cypress designees. As long as OMERS members own at least 50 percent in the aggregate of the number of shares owned by them on November 30, 2004, OMERS is entitled to designate one director, who currently is Mr. Morrison. Cypress is entitled to designate three independent directors, as defined by SEC rules, who currently are Mr. McCurdy, Mr. Onorato and Mr. Riess. Additionally, the Stockholders Agreement entitles the individual serving as CEO, currently Mr. McCormack, and another individual serving as one of our senior officers, currently Mr. Washbish, to seats on the Board of Directors. The Stockholders Agreement also provides that the nominating committee of the Board of Directors may from time to time select two additional individuals who must be independent to serve as directors.

Committees

Our board of directors currently has audit, compensation and nominating committees. Our audit committee currently consists of Mr. Onorato, Mr. Finley, Mr. Morrison and Mr. Riess, with Mr. McCurdy serving as an ex-officio, non-voting member. Mr. Onorato, the chair of our audit committee, is independent and is our ‘‘audit committee financial expert’’ as such term is defined in Item 401(h) of Regulation S-K. Our current compensation committee consists of Mr. Stern (chair), Mr. Riess, Mr. Onorato and Mr. Finley, with Mr. McCurdy serving as an ex-officio, non-voting member. Our current nominating committee consists of Mr. Finley (chair), Mr. McCurdy and Mr. Morrison.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Compensation Committee Role

The Compensation Committee, composed entirely of independent directors, administers our executive compensation program. The role of the Compensation Committee is to oversee our compensation and benefit plans and policies, administer our parent company’s equity incentive plans (including reviewing and approving equity grants to executive officers), establish annual goals and objectives for our Chief Executive Officer, and review and approve annually all compensation decisions relating to executive officers, including those for the Chief Executive Officer, Chief Financial Officer, and our next three most highly compensated executive officers, each of whom is named in the Summary Compensation Table (the ‘‘Named Executive Officers’’). The Compensation Committee recognizes the importance of maintaining sound principles for the development and administration of compensation and benefit programs, as well as ensuring that we maintain strong links between executive pay and performance. The Compensation Committee’s Charter details the Compensation Committee’s specific responsibilities and functions. The Compensation Committee annually reviews and revises its Charter, with the most recent review occurring at the Compensation Committee’s March 12, 2007 meeting. The full text of the Compensation Committee’s Charter is available on our website at www.affiniagroup.com. The Compensation Committee’s membership is determined by our board of directors and its meeting agendas are established by the Committee Chair. The Chief Executive Officer, Chief Financial Officer, General Counsel and Vice President of Human Resources generally attend meetings of the Compensation Committee, but do not attend executive sessions. There were six formal meetings of the Compensation Committee in 2006, including three executive sessions with the Compensation Committee members only. The Compensation Committee holds meetings in person, by telephone and also considers and takes action by written consent.

General Compensation Philosophy

The Compensation Committee believes that compensation paid to executive officers should be closely aligned with our performance on both a short-term and long-term basis, and that such compensation should enable us to attract, motivate and retain key executives critical to our long-term success. Total compensation should be structured to ensure that a significant portion of compensation opportunity will be directly related to factors that drive future financial and operating performance and align our executive officers’ long-term interests with those of our investors. To that end, the Compensation Committee has determined that the total compensation program for executive officers should consist of the following:

(A)	Base Salaries

We pay each executive officer a base salary in recognition of his ongoing performance throughout the year. While a significant portion of each executive officer’s compensation is ‘‘at risk’’ in the form of equity incentive awards (stock options) and non-equity incentive awards (annual cash performance bonuses), the Compensation Committee believes it prudent that periodic base salary payments constitute an element of an executive officer’s compensation. We have entered into an employment agreement with each of our Named Executive Officers which, among other things, provides for periodic base salary payments. The employment agreements are described in more detail under the heading ‘‘Employment, Severance and Change in Control Agreements.’’

(B)	Non-Equity Incentive Awards

We provide for the opportunity to earn annual non-equity incentive awards (cash performance bonuses) to encourage and reward exceptional performance for the year. Annual non-equity incentive awards recognize the contribution of our executive officers to our overall financial, operational and strategic success. Amounts payable under the cash incentive award program depend on our EBITDA performance, our management of net working capital measured in relation to sales and to EBITDA. Because EBITDA is not a recognized term under United States Generally Accepted Accounting Principles, a reconciliation of EBITDA to net income is contained in the ‘‘Liquidity and Capital Resources’’ section of ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations’’. The range for 2006 of potential non-equity incentive award cash payments as a percentage of base salary is described in the ‘‘Grants of Plan Based Awards’’ table. We established the performance targets for our 2006 non-equity incentive compensation plan such that the threshold performance level was reasonably likely to be achieved while the target performance level required significant improvement over actual 2005 performance making it more difficult to achieve.

(C)	Long-term Equity Incentive Awards

We provide long-term equity incentive awards in the form of stock options to each of our executive officers. The Compensation Committee believes that these awards align our executive officer’s interests with those of our investors, as well as providing an effective incentive for our executive officers to remain with us. The principal terms of the stock option grants are described in the narrative following the ‘‘Outstanding Equity Awards at Fiscal Year End’’ table. The Compensation Committee is evaluating whether to establish minimum equity ownership targets for executive officers.

(D)	Certain Other Benefits

We provide our executive officers with benefits and perquisites we believe assist us in retaining their services. Some of these benefits are available to our employees generally (e.g., contributions to a defined contribution (401(k)) plan, health care coverage and paid vacation days) and some are available to a more limited number of key employees (e.g., car allowances and tax preparation services). The specific benefits provided to each Named Executive Officer are described in the ‘‘All Other Compensation’’ column of the Summary Compensation Table and in the Incremental Cost of Perquisite and Other Compensation table.

Our decisions on executive officer compensation are based primarily upon our assessment of each executive’s leadership and operational performance and potential to enhance long-term shareholder value. We rely upon our judgment about each individual (and not on rigid formulas or short-term changes in business performance) in determining the amount and mix of compensation elements and whether each particular payment or award provides an appropriate incentive and reward for performance that sustains and enhances long-term shareholder value. Key factors affecting our judgment include the executive officer’s: performance compared to the financial, operational and strategic goals established for the executive at the beginning of the year; nature, scope and level of responsibilities; contribution to our financial results, particularly with respect to key metrics such as EBITDA, net working capital and cash flow; effectiveness in leading our restructuring initiatives; and contribution to our commitment to corporate responsibility, including success in creating a culture of integrity and compliance with applicable laws and our ethics policies. The importance of each factor varies by individual. We also consider each executive’s current salary and prior-year bonus, the recommendations of the Chief Executive Officer regarding compensation for the executives he directly supervises, the appropriate balance between incentives for long-term and short-term performance, the compensation paid to the executive’s peers within the company and the compensation paid to executives at peer group companies. In addition, we review the total compensation potentially payable to, and the benefits accruing to, the executive, including (1) current value of outstanding equity incentive awards and (2) potential payments under each executive’s employment agreement upon termination of employment or a change in control.

Our human resources department supports the Compensation Committee in its responsibilities. At the Compensation Committee’s request, our Vice President of Human Resources retained an independent external compensation consultant to provide the Compensation Committee with an executive salary survey that considered the compensation levels and performances of the following peer groups companies, as these companies are most likely to compete with us for the services of our executives: American Axle & Manufacturing Inc., Applied Industrial Technologies Inc., Borg Warner Automotive Inc., Cooper Tire & Rubber Co., Cummins Inc., Dura Automotive Systems Inc., Exide Technologies, Flowserve Corp., Gencorp Inc., General Cable Corp., Gentek Inc., Hayes Lemmerz International Inc., Modine Manufacturing Co., Tenneco Inc., Timken Co., and Tower Automotive Inc. However, we do not tie our compensation decisions to any particular range or level of total compensation paid to executives at these companies.

Employment, Severance, and Change in Control Agreements

On July 21, 2005 we entered into employment agreements with each of Messrs. McCormack (Chief Executive Officer and President), Washbish (President, Under Vehicle Group, and Customer Relationship Management), Wilson (President, Under Hood Group), Madden (Senior Vice President and Chief Financial Officer) and Keller (Senior Vice President, General Counsel and Secretary), with substantially identical terms, except as noted below.

Each such employment agreement has an employment term which commenced as of May 1, 2005 and, unless earlier terminated, will continue until December 31, 2007 and on each December 31 thereafter, will be automatically extended for successive additional one year periods thereafter unless either party provides the other 90 days prior written notice that the employment term will not be so extended. Under the employment agreements, Messrs. McCormack, Washbish, Wilson, Madden and Keller will be entitled to base salaries of $600,000, $426,000, $300,000, $275,000 and $275,000, respectively, subject to such increases, if any, as may be determined by the Board. Effective April 16, 2006, the Compensation Committee increased Mr. Wilson’s salary to $315,000. The Compensation Committee, pursuant to a unanimous consent resolution dated as of January 1, 2007, approved a salary increase for each Named Executive Officer, effective January 1, 2007, which increase will result in base salaries for Messrs. McCormack, Washbish, Wilson, Madden and Keller of $630,000, $448,000, $360,000, $290,000, and $290,000, respectively. In addition, the employment agreements provide that our Named Executive Officers are eligible to earn an annual cash incentive award as a percentage of base salary (100% for Messrs. McCormack, Washbish and Wilson and 80% for Messrs. Madden and Keller) upon the achievement of performance goals established by the Board and are entitled to a greater cash incentive award for performance in excess of targeted performance goals or a lesser cash incentive award for performance which does not meet targeted performance goals, in each case, in the discretion of the Board.

Upon termination, each executive has agreed to certain post-termination restrictions and each executive is entitled to certain payments and benefits depending on the reason for termination. A description of these provisions, together with a table detailing amounts payable to our Named Executive Officers upon the occurrence of certain termination events, begins under the heading ‘‘Termination Provisions of Employment Agreements.’’

The employment agreements described above supersede all prior employment agreements or understandings between these executives and us and our affiliates regarding their employment.

Financial Restatement

It is the Board of Directors’ Policy that the Compensation Committee will, to the extent permitted by governing law, have the sole and absolute authority to make retroactive adjustments to any cash or equity based incentive compensation paid to executive officers and certain other employees where the payment was predicated upon the achievement of certain financial results that were subsequently the subject of a restatement. Where applicable, we will seek to recover any amount determined to have been inappropriately received by the individual executive.

Executive Compensation

The following table summarizes all compensation awarded to, earned by, or paid to our Named Executive Officers, for the last fiscal year for service to Affinia Group Intermediate Holdings Inc., Affinia Group Inc. and their subsidiaries. Mr. McCormack and Mr. Washbish each also served as a director but received no separate remuneration in that capacity.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary[1] ($)	Bonus ($)	Stock Awards ($)	Option Awards[2] ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation[3] ($)	Total ($)
Terry R. McCormack President and Chief Executive Officer	2006	600,000	-0-	-0-	73,971	531,600	-0-	87,260	1,292,831
Thomas H. Madden Senior Vice President and Chief Financial Officer	2006	275,000	-0-	-0-	35,929	194,920	-0-	28,410	534,259
John R. Washbish President, Under Vehicle Group and Customer Relationship Management	2006	426,000	-0-	-0-	61,290	372,120	-0-	81,888	941,298
Keith A. Wilson President, Under Hood Group	2006	310,625	-0-	-0-	38,042	265,800	-0-	43,918	658,385
Steven E. Keller Senior Vice President, General Counsel and Secretary	2006	275,000	-0-	-0-	27,475	194,920	-0-	29,389	526,784

1	Effective April 16, 2006, Mr. Wilson’s salary was increased from $300,000 to $315,000.

2	Reflects the amounts recognized for 2006 financial statement reporting purposes in connection with the vesting of a portion of the options awarded August 1, 2005 to certain key employees, including the Named Executive Officers. See Note 9. Stock Option Plans – Method Of Accounting And Our Assumptions – for a discussion of the valuation assumptions used in determining the amounts contained in this column. No option awards were made to the Named Executive Officers in 2006.

3	Mr. Washbish’s salary and bonus were computed incorrectly for 2005 and corrected in 2006 in the amount of $8,200. The other components of the amounts in this column are described in the ‘‘Incremental Cost of Perquisites and Other Compensation’’ table.

INCREMENTAL COST OF PERQUISITES AND OTHER COMPENSATION

Name and Principal Position	Tax Preparation and Financial Planning[1]	Vehicle Allowance/ Leases[2]	Relocation Costs[3]	Annual Physical[4]	Supplemental Life Insurance	401(k) Basic Contribution	401(k) Matching Contribution	Tax Gross-Up5	Total
Terry R. McCormack President and Chief Executive Officer	8,000	14,949	31,379	____	5,519	6,600	5,500	15,313	87,260
Thomas H. Madden Senior Vice President and Chief Financial Officer	643	15,269	____	____	____	6,600	5,500	398	28,410
John R. Washbish President, Under Vehicle Group and Customer Relationship Management	1,618	5,689	47,754	____	____	6,600	4,199	7,828	73,688
Keith A. Wilson President, Under Hood Group	9,000	17,554	____	541	____	6,600	5,500	4,723	43,918
Steven E. Keller Senior Vice President, General Counsel and Secretary	1,143	16,592	____	____	____	6,600	3,299	1,755	29,389

1	Amounts for Messrs. Madden and Keller reflect reimbursement only for tax preparation costs.

2	We have adopted a vehicle allowance program to replace our vehicle lease program. The vehicle lease program is being phased out for most employees, including the Named Executive Officers, over a three year period depending on the age and mileage of each leased vehicle. For participants in the vehicle lease program, we pay all costs of vehicle operation, including maintenance, fuel, and insurance. These operating costs (McCormack, $3,456; Washbish, $2,071; Wilson, $222; Keller, $801) are included in this column.

3	Mr. Washbish’s relocation costs in connection with his move from Michigan to the McHenry, Illinois area (which is the location of the headquarters for the Under Vehicle Group) include a housing allowance ($9,000) paid in repayment of his living expenses prior to his purchase of a home in the McHenry, Illinois area, and relocation costs ($38,754) paid to Mr. Washbish in accordance with our relocation policy upon the purchase of his home in the McHenry, Illinois area. Mr. McCormack’s relocation costs were incurred in connection with his move from Ohio to Michigan following the Acquisition and our establishment of our corporate headquarters in Ann Arbor, Michigan.

4	The amount in this column represents the cost of Mr. Wilson’s annual physical which exceeded the amount provided for in our health plan.

5	The amounts in this column constitute the tax gross-up expense incurred in respect of tax preparation and financial planning costs, vehicle lease costs, a portion of the relocation costs, and supplemental life insurance costs shown in the table.

2006 GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock Units ($)	All Other Option Awards: Number of Securities Underlying Options ($)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Terry R. McCormack	June 16, 2006	-0-	600,000	1,050,000	—	—	—	—	—	—	—
President and Chief Executive Officer	November 14, 2006	—	—	—	7,000	—	—	—	—	100	1,514
Thomas H. Madden	June 16, 2006	-0-	220,000	385,000	—	—	—	—	—	—	—
Senior Vice President and Chief Financial Officer	November 14, 2006	—	—	—	3,400	—	—	—	—	100	736
John R. Washbish	June 16, 2006	-0-	426,000	745,500	—	—	—	—	—	—	—
President, Under Vehicle Group and Customer Relationship Management	November 14, 2006	—	—	—	5,850	—	—	—	—	100	1,255
Keith A. Wilson	June 16, 2006	-0-	300,000	525,000	—	—	—	—	—	—	—
President, Under Hood Group	November 14, 2006	—	—	—	3,600	—	—	—	—	100	779
Steven E. Keller	June 16, 2006	-0-	220,000	385,000	—	—	—	—	—	—	—
Senior Vice President, General Counsel and Secretary	November 14, 2006	—	—	—	2,600	—	—	—	—	100	563

Non-Equity Incentive Plan Awards

The Compensation Committee provides for non-equity incentive plan awards in the form of an annual cash incentive award plan. Amounts payable under the cash incentive plan are a function of our full year EBITDA performance, working capital measured in relation to sales, and to EBITDA. Under the terms of the incentive plan, regardless of our EBITDA performance or working capital as a percentage of sales, no cash awards are payable if the ratio of working capital to EBITDA exceeds the specified maximum performance level. If the ratio of working capital to EBITDA is below the specified maximum performance level, then participants in the cash incentive plan have the opportunity to earn cash incentive awards based on our (or a particular business unit’s) achievement of specified EBITDA performance levels and performance levels for working capital as a percentage of sales. The incentive plan establishes certain minimum performance levels, below which no cash incentive award is payable. At the minimum performance levels, a participant is entitled to a payout equal to 50% of their target cash incentive award opportunity (which is a specified percentage of base salary ranging from 10% to 100% and, in the case of our Named Executive Officers, is 100% for Messrs. McCormack, Washbish and Wilson, and 80% for Messrs. Madden and Keller). As an example, a participant whose target cash incentive award opportunity is 25% of base salary would be entitled to a cash incentive award of 12.5% (50% times 25%) of base salary upon achievement of the minimum performance levels. At the established target performance level, a participant is entitled to a payment equal to 100% of their target cash incentive award opportunity. Performance above the established target performance levels entitles participants to a greater percentage of their target cash incentive award opportunity, up to a maximum of 175%. Actual awards for 2006 are described in the ‘‘Non-Equity Incentive Plan Compensation’’ column of the Summary Compensation Table.

Equity Incentive Plan Awards

The Compensation Committee grants equity incentive awards (stock options) periodically, as and when appropriate in the Compensation Committee’s judgment. On July 20, 2005, we adopted the Affinia Group Holdings Inc. 2005 Stock Incentive Plan, which we refer to as our stock incentive plan. The stock incentive plan permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock and other stock-based awards to employees, directors or consultants of Affinia Group Holdings Inc. and its affiliates. The Compensation Committee has granted only stock options pursuant to the stock incentive plan and has not granted any other stock-based awards. A maximum of 227,000 shares of common stock may be subject to awards under the stock incentive plan. The number of shares issued or reserved pursuant to the stock incentive plan (or pursuant to outstanding awards) is subject to adjustment on account of mergers, consolidations, reorganizations, stock splits, stock dividends and other dilutive changes in the common stock. Shares of common stock covered by awards that terminate or lapse and shares delivered by a participant or withheld to pay the minimum statutory withholding rate, in each case, will again be available for grant under the stock incentive plan.

Administration.    The stock incentive plan is administered by the compensation committee of our Board of Directors; provided, that our Board of Directors may take any action designated to the Compensation Committee. The Compensation Committee has full power and authority to make, and establish the terms and conditions of any award, and to waive any such terms and conditions at any time (including, without limitation, accelerating or waiving any vesting conditions or payment dates). The Compensation Committee is authorized to interpret the plan, to establish, amend and rescind any rules and regulations relating to the plan and to make any other determinations that it, in good faith, deems necessary or desirable for the administration of the plan and may delegate such authority as it deems appropriate. The Compensation Committee may correct any defect or supply any omission or reconcile any inconsistency in the plan in the manner and to the extent the Compensation Committee deems necessary or desirable and any decision of the Compensation Committee in the interpretation and administration of the plan shall lie within its sole and absolute good faith discretion and shall be final, conclusive and binding on all parties concerned.

Options.    The Compensation Committee determines the option price for each option; provided, however, that incentive stock options must have an exercise price that is at least equal to the fair market value of the common stock on the date the option is granted. An option holder may exercise an option by written notice and payment of the option price (i) in cash or its equivalent, (ii) by the surrender of a number of shares of common stock already owned by the option holder for at least six months (or such other period established by the Compensation Committee) with a fair market value equal to the exercise price, (iii) if there is a public market for the shares, subject to rules established by the Compensation Committee, through the delivery of irrevocable instructions to a broker to sell shares obtained upon the exercise of the option and to deliver to Affinia Group Holdings Inc. an amount out of the proceeds of the sale equal to the aggregate option price for the shares being purchased or (iv) by another method approved by the Compensation Committee.

Stock Appreciation Rights.    The Compensation Committee may grant stock appreciation rights independent of or in connection with an option. The exercise price per share of a stock appreciation right shall be an amount determined by the Compensation Committee. Generally, each stock appreciation right shall entitle a participant upon exercise to an amount equal to (i) the excess of (1) the fair market value on the exercise date of one share of common stock over (2) the exercise price, multiplied by (ii) the number of shares of common stock covered by the stock appreciation right. Payment shall be made in common stock or in cash, or partly in common stock and partly in cash, all as shall be determined by the Compensation Committee.

Other Stock-Based Awards.    The Compensation Committee may grant awards of restricted stock units, rights to purchase stock, restricted stock and other awards that are valued in whole or in part by reference to, or are otherwise based on the fair market value of, shares of common stock. The other stock-based awards will be subject to the terms and conditions established by the Compensation Committee.

Transferability.    Unless otherwise determined by the Compensation Committee, awards granted under the stock incentive plan are not transferable other than by will or by the laws of descent and distribution.

Change of Control.    In the event of a change of control (as defined in the stock incentive plan), the Compensation Committee may provide for (i) the termination of an award upon the consummation of the change of control, but only if the award has vested and been paid out or the participant has been permitted to exercise an option in full for a period of not less than 30 days prior to the change of control, (ii) the acceleration of all or any portion of an award, (iii) payment in exchange for the cancellation of an award and/or (iv) the issuance of substitute awards that would substantially preserve the terms of any awards.

Amendment and Termination.    Our Board of Directors may amend, alter or discontinue the stock incentive plan in any respect at any time, but no amendment may diminish any of the rights of a participant under any awards previously granted, without his or her consent.

Management or Director Stockholders Agreement.    All shares issued under the plan will be subject to the management stockholders agreement or directors stockholders agreement, as applicable. The stockholder’s agreements impose restrictions on transfers of the shares by the individuals and also provide for various put and call rights with respect to the shares. These put and call rights include the individual’s right to require Affinia Group Holdings Inc. to purchase the shares on death or disability at the then-fair market value of the shares and Affinia Group Holdings Inc.’s option to repurchase the shares upon specified events, including termination of service or employment at a price equal to the then-fair market value or, in certain circumstances, at a price equal to the lesser of $100.00 and the then-fair market value. The individuals have also been granted limited ‘‘piggyback’’ registration rights with respect to the shares. Certain individuals also entered into confidentiality and non-competition agreements in connection with the shares they purchased. The forms of the various agreements are referenced under Item 15. Exhibits and Financial Statement Schedules, and the forms of the agreements relating to the directors are substantially similar to the forms relating to management.

Restrictive Covenant Agreement.    Unless otherwise determined by our Board of Directors, all award recipients will be obligated to sign the standard Confidentiality, Non-Competition and Proprietary Information Agreement which includes restrictive covenants regarding confidentiality, proprietary information and a one year period restricting competition and solicitation of our clients, customers or employees. In the event a participant breaches these restrictive covenants, any exercise of, or payment or delivery pursuant to, an award may be rescinded by the Compensation Committee in its discretion in which event the participant may be required to pay to us the amount of any gain realized in connection with, or as a result of, the rescinded exercise, payment or delivery.

Modification of Stock Options.    On November 14, 2006, the Compensation Committee revised the vesting terms applicable to stock options previously awarded by the Compensation Committee to our Named Executive Officers, as well as all other employees, under the stock incentive plan. One-half of these options vest in equal portions at the end of each year beginning with the year of the grant and ending December 31, 2009, 40% are eligible for vesting in equal portions upon our achievement of certain specified annual EBITDA performance targets over the vesting period and 10% are eligible for vesting in equal portions upon our achievement of certain specified annual net working capital performance targets over the Vesting Period. The Compensation Committee has elected to modify the vesting terms for the EBITDA performance options so that these options will be eligible for vesting in equal portions at the end of each of the years 2007, 2008 and 2009. The Compensation Committee also reduced the performance targets for those years. The Compensation Committee has not modified the time-vesting options or the working capital performance options.

None of our Named Executive Officers was granted any equity incentive awards for 2006. However, the Compensation Committee, pursuant to a unanimous consent resolution dated as of January 1, 2007, approved grants of the following equity incentive awards with an effective grant date of January 1, 2007:

Name	Number of Stock Options
Mr. McCormack	5,000
Mr. Washbish	3,500
Mr. Wilson	3,300
Mr. Madden	2,000
Mr. Keller	2,000

The Compensation Committee grants equity incentive awards to new employees at the same time as the Compensation Committee grants equity incentive awards to existing employees. The Compensation Committee has not made any grants of equity incentive awards where the grant date has been determined by reference to any fact or circumstance particular to a new employee’s hiring date. However, the Compensation Committee has delegated to Mr. Finley the authority to grant up to 10,000 stock options in the aggregate (and not more than 5,000 stock options to any one grantee) in connection with the hiring of key employees between meetings of the Compensation Committee. As of December 31, 2006, Mr. Finley had not exercised his delegated authority.

OUTSTANDING EQUITY AWARDS AT 2006 FISCAL-YEAR END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Terry R. McCormack President and Chief Executive Officer	3,850	5,250	8,400	100	8/1/2015
Thomas H. Madden Senior Vice President and Chief Financial Officer	1,870	2,550	4,080	100	8/1/2015
John R. Washbish President, Under Vehicle Group and Customer Relationship Management	3,170	4,350	6,980	100	8/1/2015
Keith A. Wilson President, Under Hood Group	1,980	2,700	4,320	100	8/1/2015
Steven E. Keller Senior Vice President, General Counsel and Secretary	1,430	1,950	3,120	100	8/1/2015

As of December 31, 2006, all outstanding equity awards granted to our Named Executive Officers were in the form of stock option awards granted pursuant to our stock incentive plan which is described in more detail under the heading ‘‘Equity Incentive Plan Awards.’’ The equity awards described in this table have the following terms:

•	An exercise price at least equal to the fair market value of Affinia Group Holdings Inc.’s common stock on the date of grant.

•	For stock options granted to key employees, a vesting schedule pursuant to which (i) one-half of the stock options vest in equal portions at the end of each year beginning with the year of the grant and ending December 31, 2009, (ii) 40% are eligible for vesting in equal portions at the end of each year beginning December 31, 2007 and ending December 31, 2009 based on the achievement of certain specified annual EBITDA performance objectives, and (iii) 10% are eligible for vesting in equal portions at the end of each year beginning with the year of the grant and ending December 31, 2009 based on the achievement of certain specified annual net working capital performance objectives.

Because our parent company’s equity securities are not publicly traded, the Compensation Committee obtained an independent third party appraisal of the fair market value of our parent company’s securities prior to the grant of these stock options, which valuation confirmed that the exercise price was not less than the fair market value of our parent company’s equity securities on each grant date.

Option Exercises and Stock Vested

None of our Named Executive Officers exercised any stock options in 2006, nor have any of them received any restricted stock, phantom stock units or other awards of shares of stock with vesting provisions.

Pension Benefits

We do not sponsor a defined benefit plan for our U.S. employees. None of the Named Executive Officers participate in or are entitled to receive benefits pursuant to any defined benefit plan sponsored by us. We do offer a defined contribution (401(k)) plan for our U.S. employees pursuant to which we contribute three percent of an employee’s earnings and also match fifty percent of the first five percent of an employee’s pre-tax contributions, all subject to applicable Internal Revenue Service limitations.

Nonqualified Deferred Compensation

We do not offer our employees, including our Named Executive Officers, the opportunity to defer any portion of their salary, bonus, non-equity incentive awards, equity incentive awards or any other component of total compensation.

Termination Provisions of Employment Agreements

Each of our Named Executive Officers entered into an employment agreement with us, the terms of which are described under the heading ‘‘Employment, Severance, and Change in Control Agreements.’’ Specifically with respect to termination under the employment agreements, each executive is entitled to the following payments and benefits in the event of a termination by us without cause (as defined in the agreement) or by the executive for good reason (as defined in the agreement) during the employment term: (i) subject to the executive’s compliance with the restrictive covenants described below, an amount equal to the ‘‘severance multiple’’ (2.0 times for each of Messrs. McCormack, Washbish and Wilson; 1.5 times for each of Messrs. Madden and Keller) times the sum of base salary and the ‘‘average annual bonus’’ paid under the agreement for the preceding two years (the ‘‘Multiplier’’), payable as follows: an amount equal to 1 times the Multiplier to be paid in equal monthly installments for 12 months following termination of employment and the balance to be paid in a lump sum on the first anniversary of the termination of the executive’s employment; (ii) a pro-rata annual bonus for the year of termination; and (iii) continued medical and dental coverage at our cost, on the same basis made available for active employees for a period of years corresponding with the severance multiple; provided that if such coverage is not available for any portion of such period under our medical plans, we may pay the executive an amount equal to the premium cost otherwise payable by executives (without giving effect to any employer subsidies) under our plans for such coverage. In addition, if the executive is terminated by us without cause or the executive resigns for good reason within two years following a change of control, the executive shall be entitled to a supplemental payment equal to the excess, if any, of (A) the product of the severance multiple times the executive’s target annual bonus, over (B) the product of the severance multiple times the average annual bonus described above.

In addition, in the event the employment term ends due to election by either party not to extend the employment term, then the executive shall be entitled, subject to the executive’s compliance with the restrictive covenants described below, to (x) if we elect not to extend the employment term, an amount equal to the ‘‘severance multiple’’ times the base salary, payable as follows: an amount equal to 1 times the base salary to be paid in 12 equal monthly installments following termination of employment and the balance to be paid in a lump sum on the first anniversary of the termination of the executive’s employment and (y) if the executive elects not to extend the employment term, an amount equal to 2 times (in the case of Messrs. McCormack, Washbish and Wilson) or 1 times (in the case of Messrs. Madden and Keller) the base salary paid in equal monthly installments over 24 months (in the case of Messrs. McCormack, Washbish and Wilson) or 12 months (in the case of Messrs. Madden and Keller).

Each executive is restricted, for a period following termination of employment (24 months for Messrs. McCormack, Washbish and Wilson; 18 months for Messrs. Madden and Keller (or 12 months for Messrs. Madden and Keller if their employment agreement expires due to their election not to extend the term)), from (i) soliciting in competition certain of our customers, (ii) competing with us or entering the employment or providing services to entities who compete with us or (iii) soliciting or hiring our employees.

TOTAL POTENTIAL PAYOUT PURSUANT TO EMPLOYMENT AGREEMENT

ASSUMING TERMINATION EVENT OCCURS ON DECEMBER 31, 2006

		Termination by Company w/o Cause or by Executive for Good Reason[2]			Termination Due to Non-Renewal of Employment Agreement[2]
Name	Benefit[1]	Normally	After Change in Control	Termination by Company for Cause[2]	By Company	By Executive	Voluntary Resignation by Executive[2]	Death or Disability[3]
Terry R. McCormack	•Severance	2,151,600	2,400,000	N/A	1,200,000	1,200,000	N/A	N/A
President and Chief Executive Officer	•Continued medical coverage	17,496	17,496	N/A	N/A	N/A	N/A	N/A
Thomas H. Madden	•Severance	674,190	742,500	N/A	412,500	275,000	N/A	N/A
Senior Vice President and Chief Financial Officer	•Continued medical coverage	13,122	13,122	N/A	N/A	N/A	N/A	N/A
John R. Washbish	•Severance	1,518,120	1,704,000	N/A	852,000	852,000	N/A	N/A
President, Under Vehicle Group and Customer Relationship Management	•Continued medical coverage	17,496	17,496	N/A	N/A	N/A	N/A	N/A
Keith A. Wilson	•Severance	1,130,800	1,260,000	N/A	630,000	630,000	N/A	N/A
President, Under Hood Group	•Continued medical coverage	17,496	17,496	N/A	N/A	N/A	N/A	N/A
Steven E. Keller	•Severance	674,190	742,500	N/A	412,500	275,000	N/A	N/A
Senior Vice President, General Counsel and Secretary	•Continued medical coverage	13,122	13,122	N/A	N/A	N/A	N/A	N/A

1	The Named Executive Officers are entitled to continued medical and dental coverage for 2 years in the case of Messrs. McCormack, Washbish and Wilson, and 18 months in the case of Messrs. Madden and Keller.

2	Amounts payable under our non-equity incentive plan (annual cash incentive plan) are earned on the last day of the applicable calendar year. Because this table assumes that the termination event occurred on December 31, 2006, each Named Executive Officer (as well as any other employee participating in the cash incentive plan) would be entitled to payment of the cash incentive award earned pursuant to the 2006 non-equity cash incentive plan.

3	Upon death or disability, the Named Executive Officer (or his estate) is entitled to receive any earned but unpaid cash incentive award plus a pro-rata portion of any annual cash incentive award that the Named Executive Officer would have earned had his employment not terminated. Because this table assumes that the termination event occurred on December 31, 2006, each Named Executive Officer (as well as any other employee participating in the cash incentive plan) would be entitled to payment of the cash incentive award earned pursuant to the 2006 non-equity incentive plan.

Director Compensation

The following table summarizes all compensation for our non-employee directors for 2006.

Name	Fees Earned or Paid in Cash[1] ($)	Stock Awards ($)	Option Awards[2] ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Michael F. Finley	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Larry W. McCurdy	67,500	-0-	4,227	-0-	-0-	-0-	71,727
Donald J. Morrison	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Joseph A. Onorato	105,000	-0-	4,227	-0-	-0-	-0-	109,227
John M. Riess	75,000	-0-	4,227	-0-	-0-	-0-	79,227
James A. Stern	-0-	-0-	-0-	-0-	-0-	-0-	-0-

1	Mr. McCurdy, Mr. Riess and Mr. Onorato each earned $45,000 in annual retainer fees. Mr. McCurdy also earned $15,000 for serving as Board Chairman and $7,500 in meeting fees. Mr. Onorato also earned $30,000 for serving as Audit Committee Chair and $30,000 in meeting fees. Mr. Riess also earned $30,000 in meeting fees.

2	Reflects the amounts recognized for 2006 financial statement reporting purposes in connection with the vesting of a portion of the options awarded August 1, 2005. See Note 9. Stock Option Plans – Method Of Accounting And Our Assumptions – for a discussion of the valuation assumptions used in determining the amounts contained in this column. For stock options granted to directors, the equity awards have a vesting schedule pursuant to which the stock options vest in equal portions at the end of each year, beginning with the year of the grant and ending December 31, 2009. None of our non-management directors were granted any equity incentive awards for 2006. However, the Compensation Committee, pursuant to a unanimous consent resolution dated as of January 1, 2007, approved a grant of 1,000 stock options to each non-management director with an effective grant date of January 1, 2007.

At its meeting on July 24, 2006, the Compensation Committee approved an increase in the annual retainer for independent directors from $40,000 to $50,000, effective July 1, 2006. The Chairman of the Board of Directors is paid an additional $15,000 annually. The chair of our Audit Committee was paid an additional $10,000 annually until July 1, 2006, at which time this fee was increased to $50,000 annually in recognition of the Audit Committee chair’s expanded responsibilities as we implement our Sarbanes-Oxley compliance efforts. Also, each independent director is paid an additional $1,500 for each meeting of the Board of Directors attended and an additional $1,500 for each committee meeting attended. The Compensation Committee, pursuant to a unanimous consent resolution, has determined that, effective January 1, 2007, all non-management directors shall be entitled to compensation for their service as members of the Board of Directors and any committee thereof, consistent with our compensation practices for independent directors.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee was at any time during 2006, or at any other time, one of our officers or employees or had any relationship requiring disclosure by us under any paragraph of Item 404. None of our Executive Officers served on the compensation committee or board of directors of another entity whose executive officer(s) served on our Compensation Committee or Board of Directors.

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management and based on that review and discussion, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in our annual report on Form 10-K.

The Compensation Committee James A. Stern, Chairman Michael F. Finley Joseph A. Onorato John M. Riess Larry W. McCurdy, ex officio

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information

The following table sets forth information about our common stock that may be issued under all of our existing equity compensation plans as of March 20, 2007, including the 2005 Stock Incentive Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:	N/A	$ N/A	N/A
Equity compensation plans not approved by security holders:	222,810	$100	4,190
Total	222,810	$100	4,190

As of December 31, 2006, there were 149,260 outstanding stock options granted pursuant to our Stock Incentive Plan. The Compensation Committee, pursuant to a unanimous consent resolution dated as of January 1, 2007, approved grants of an additional 75,650 stock options, having a grant date of January 1, 2007, and which are included in the totals reflected in the table.

Security Ownership

Affinia Group Holdings Inc. owns 100% of the issued and outstanding common stock of Affinia Group Intermediate Holdings Inc. Affinia Group Intermediate Holdings Inc. owns 100% of the issued and outstanding common stock of Affinia Group Inc.

The following table and accompanying footnotes show information regarding the beneficial ownership of the common stock of Affinia Group Holdings Inc. as of March 20, 2007 by (i) each person known by us to beneficially own more than 5% of the issued and outstanding common stock of Affinia Group Holdings Inc., (ii) each of our directors and nominees, (iii) each named executive officer and (iv) all directors and executive officers as a group.

Names and addresses of beneficial owner	Nature and Amount of Beneficial Ownership(1)	Percentage of Class
The Cypress Group L.L.C.	2,175,000(2)	61.1%
The address of each of the Cypress Funds and Cypress Side-By-Side L.L.C. is c/o The Cypress Group L.L.C., 65 East 55th Street, 28th Floor, New York, NY 10022.
Ontario Municipal Employees Retirement Board	700,000	19.7%
The address of Ontario Municipal Employees Retirement Board is c/o Omers Capital, 50 Golf Valley Lane, Etobicoke, Ontario, Canada, M9C 2K3.
California State Teachers’ Retirement System	200,000	5.6%
The address of California State Teachers’ Retirement System is 7667 Folsom Blvd., Sacramento, CA 95826.
The Northwestern Mutual Life Insurance Company	400,000	11.3%
The address of The Northwestern Mutual Life Insurance Company is 720 East Wisconsin Avenue, Milwaukee, WI 53202.
Name of Individual or Identity of Group
Terry R. McCormack	1,500	*
Thomas H. Madden	750	*
John R. Washbish	1,250	*

Names and addresses of beneficial owner	Nature and Amount of Beneficial Ownership(1)	Percentage of Class
Keith A. Wilson	550	*
Steven E. Keller	500	*
Larry W. McCurdy	3,000	0.1%
John M. Riess	250	*
All executive officers and directors as a group	8,420	0.3%

*	The executive officers or members of the Board of Directors of Affinia Group Inc. currently hold 0.3% of shares of the outstanding common stock of Affinia Group Holdings Inc. The amount of ownership for each executive officer or member of the Board is shown above and each of the executive officers or members of the Board own less than 0.1% of outstanding shares except for Mr. Larry W. McCurdy.

(1)	Applicable percentage of ownership is based on 3,559,520 shares of common stock outstanding as of December 31, 2006.

(2)	Includes 2,063,038 shares of common stock owned by Cypress Merchant Banking Partners II L.P., 87,703 shares of common stock owned by Cypress Merchant Banking II C.V., 19,908 shares of common stock owned by 55th Street Partners II L.P. (collectively, the ‘‘Cypress Funds’’) and 4,350 shares of common stock owned by Cypress Side-by-Side LLC. Cypress Associates II L.L.C. is the managing general partner of Cypress Merchant Banking II C.V. and the general partner of Cypress Merchant Banking Partners II L.P. and 55th Street Partners II L.P., and has voting and investment power over the shares held or controlled by each of these funds. Certain executives of The Cypress Group L.L.C., including Messrs. Jeffrey Hughes and James Stern, may be deemed to share beneficial ownership of the shares shown as beneficially owned by the Cypress Funds. Each of such individuals disclaims beneficial ownership of such shares. Cypress Side-By-Side L.L.C. is a sole member-L.L.C. of which Mr. James A. Stern is the sole member.

Item 13.    Certain Relationships and Related Transactions and Director Independence

Investor Stockholders Agreement

Pursuant to the Stockholders Agreement dated as of November 30, 2004, among Affinia Group Holdings Inc., various Cypress funds, Ontario Municipal Employees Retirement Board (‘‘OMERS’’), The Northwestern Mutual Life Insurance Company, California State Teachers’ Retirement System and Stockwell Fund, L.P., the number of directors serving on the Board of Directors will be no less than seven and no more than eleven. The Stockholders Agreement entitles Cypress to designate three directors. Cypress has currently appointed Mr. Stern and Mr. Finley. As long as OMERS members own at least 50 percent in the aggregate of the number of shares owned by them on November 30, 2004, OMERS is entitled to designate one director, who currently is Mr. Morrison. Cypress is entitled to designate three independent directors, as defined by SEC rules, who currently are Mr. McCurdy, Mr. Onorato and Mr. Riess. Additionally, the Stockholders Agreement entitles the individual serving as CEO, currently Mr. McCormack, and another individual serving as one of our senior officers, currently Mr. Washbish, to seats on the Board of Directors. The Stockholders Agreement also provides that the nominating committee of the Board of Directors may from time to time select two additional individuals who must be independent to serve as Directors.

Other Related Party Transactions

Mr. Washbish’s brother is the owner of Moog Automotive Warehouse, Louisville, Kentucky, an automotive warehouse distributor that purchased approximately $0.2 million of products from Affinia Group Inc. in 2006.

Mr. John M. Riess, an Affinia Group Board member, is related to an executive at Carquest. In 2006, Carquest purchased 7% of our total sales.

Item 14.    Principal Accountant Fees and Services

Audit Fees and Tax Fees

The Audit Committee approved the selection of PricewaterhouseCoopers LLP as the Company’s principal accountants in January 2005. The Audit Committee then adopted procedures for pre-approving all audit and non-audit services provided by PricewaterhouseCooper LLP. We paid

PricewaterhouseCoopers LLP $4.5 million in audit fees and less than $1 million for global tax compliance services. On October 14, 2005, the Company engaged Deloitte & Touche LLP (Deloitte & Touche’’) as the Company’s new independent registered public accounting firm for the fiscal year ending December 31, 2005. The engagement of Deloitte & Touche was approved by the Audit Committee of the Company’s Board of Directors. The Audit Committee then adopted procedures for pre-approving all audit and non-audit services provided by Deloitte & Touche. The Audit Committee, as required by its Charter, approves in advance any audit or permitted non-audit engagement or relationship between the Company and the Company’s independent auditors. The Audit Committee has adopted an Audit and Non-Audit Services Pre-Approval Policy which provides that the Company’s independent auditors are only permitted to provide services to the Company that have been specifically approved by the Audit Committee or entered into pursuant to the pre-approval provisions of the Policy. All tax services to be performed by the independent auditors that fall within certain categories and certain designated dollar thresholds have been pre-approved under the Policy. All tax services that exceed the dollar thresholds and any other services must be approved in advance by the Audit Committee. The Audit Committee also has delegated approval authority, subject to certain dollar limitations, to the Chairman of the Audit Committee, who is an independent director. Pursuant to this delegation, the Chairman is required to present, and as of the date of this report has presented, all approval decisions to the full Audit Committee. During 2005 we paid Deloitte & Touche $0.6 million in audit fees and $0.4 million in U.S. tax compliance and consulting services. During 2006 we paid Deloitte & Touche $2.8 million in audit fees and $0.8 million in U.S. tax compliance and consulting services.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial Statements:

See Item 8 above.

2.	Financial Statement Schedules:

Report of Independent Registered Public Accounting Firm
on
Financial Statement Schedule

To the Board of Directors and Shareholders of
Affinia Group Intermediate Holdings Inc.:

Our audit of the consolidated financial statements for the period from December 1, 2004 to December 31, 2004 referred to in our report dated April 15, 2005, except for Notes 2 (not presented herein), 5 (not presented herein) and 22 (not presented herein) to the consolidated financial statements appearing in the Registration Statement on Form S-4 (No. 333-128166), as to which the date is September 6, 2005, and Notes 2 (not presented herein) and 23 (not presented herein) appearing in the Company’s 2005 Annual Report on Form 10-K, as to which the date is April 11, 2006, also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Detroit, Michigan
September 6, 2005

Report of Independent Registered Public Accounting Firm
on
Financial Statement Schedule

To the Board of Directors and Shareholders of Dana Corporation:

Our audit of the combined statement of income, of shareholders equity and of cashflows of substantially all of the automotive aftermarket business of Dana Corporation for the eleven months ended November 30, 2004 referred to in our report dated April 15, 2005, except for Notes 22 (not presented herein) to the consolidated financial statements appearing in the Registration Statement on Form S-4 (No. 333-128166), as to which the date is September 6, 2005, and 23 (not presented herein) to the consolidated financial statements appearing in the Affinia Group Intermediate Holdings Inc. 2005 Annual Report on Form 10-K, as to which the date is April 11, 2006, also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Toledo, Ohio
September 6, 2005

Schedule II – Valuation and Qualifying Accounts

The allowance for doubtful accounts is summarized below for the Successor for the period ending December 31, 2006, December 31, 2005 and for period from December 1, 2004 through December 31, 2004. Additionally, the predecessor period from January 1, 2004 through November 30, 2004 and for the period ending December 31, 2003 (Dollars in Millions):

	Balance at beginning of period	Amounts charged to income	Trade accounts receivable ‘‘written off’’ net of recoveries		Adjustments arising from change in currency exchange rates and other items	Balance at end of period
Eleven month period ended November 30, 2004	$4	$1		$(1)	$—	$4
One month period ended December 31, 2004	4	—	—		—	4
Year ended December 31, 2005	4	1		(6)	3	2
Year ended December 31, 2006	$2	$5		$(2)	$—	$5

All other financial statement schedules are not required under the relevant instructions or are inapplicable and therefore have been omitted.

3.	Exhibits:

Exhibit Number	Description of Exhibit
2.1	Stock and Asset Purchase Agreement by and between Affinia Group Inc. (formerly known as AAG Opco Corp.) and Dana Corporation, dated as of July 8, 2004, which is incorporated herein by reference from Exhibit 2.1 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).
2.2	Amendment No. 1, dated as of November 1, 2004, to the Stock and Asset Purchase Agreement by and between Affinia Group Inc. (formerly known as AAG Opco Corp.) and Dana Corporation, dated as of July 8, 2004, which is incorporated herein by reference from Exhibit 2.2 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).
2.3	Amendment No. 2, dated as of November 30, 2004, to the Stock and Asset Purchase Agreement by and between Affinia Group Inc. (formerly known as AAG Opco Corp.) and Dana Corporation, dated as of July 8, 2004, which is incorporated herein by reference from Exhibit 2.3 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).
3.5	Certificate of Incorporation of Affinia Group Intermediate Holdings Inc., which is incorporated herein by reference from Exhibit 3.5 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).
3.6	By-laws of Affinia Group Intermediate Holdings Inc., which is incorporated herein by reference from Exhibit 3.6 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).
4.1	Indenture, dated as of November 30, 2004, among Affinia Group Inc., the Guarantors named therein and Wilmington Trust Company, as Trustee, which is incorporated herein by reference from Exhibit 4.1 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).

Exhibit Number	Description of Exhibit
4.4	9% Senior Subordinated Notes due 2014, Rule 144A Global Note, which is incorporated herein by reference from Exhibit 4.4 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).
4.5	9% Senior Subordinated Notes due 2014, Regulation S Global Note, which is incorporated herein by reference from Exhibit 4.5 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).
10.1	Credit Agreement, dated as of November 30, 2004, among Affinia Group Intermediate Holdings Inc., Affinia Group Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Goldman Sachs Credit Partners, L.P. and Credit Suisse First Boston, as Co-Syndication Agents, and Deutsche Bank AG, Cayman Islands Branch and UBS Securities LLC, as Co-Documentation Agents, which is incorporated herein by reference from Exhibit 10.1 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).
10.2	Amendment No. 1 and Waiver, dated as of December 12, 2005 to Credit Agreement, dated as of November 30, 2004, among Affinia Group Intermediate Holdings Inc., Affinia Group Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Goldman Sachs Credit Partners, L.P. and Credit Suisse, Cayman Islands Branch (formerly known as Credit Suisse First Boston, acting through its Cayman Islands Branch), as Co-Syndication Agents, and Deutsche Bank AG, Cayman Islands Branch and UBS Securities LLC, as Co-Documentation Agents, which is incorporated herein by reference from Exhibit 10.1 on the Form 8-K of Affinia Group Intermediate Holdings Inc. filed on December 15, 2005 (File No. 333-128166-10).
10.3	Guarantee and Collateral Agreement, dated as of November 30, 2004, among Affinia Group Intermediate Holdings Inc., Affinia Group Inc., each other Subsidiary Loan Party identified therein and JPMorgan Chase Bank, N.A. as Collateral Agent, which is incorporated herein by reference from Exhibit 10.2 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).
10.4	Receivables Sale Agreement, dated as of November 30, 2004, among Affinia Group Inc., as Seller Agent, certain subsidiaries thereof, as Sellers, and Affinia Receivables LLC, as Finance Subsidiary, which is incorporated herein by reference from Exhibit 10.3 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).
10.5	Amendment, dated as of April 1, 2005, to the Receivables Sale Agreement, dated as of November 30, 2004, among Affinia Group Inc., as Seller Agent, certain subsidiaries thereof, as Sellers, and Affinia Receivables LLC, as Finance Subsidiary, which is incorporated herein by reference from Exhibit 10.4 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).

Exhibit Number	Description of Exhibit
10.6	Receivables Purchase Agreement, dated as of November 30, 2004, among Affinia Receivables LLC, as Finance Subsidiary, Affinia Group Inc., as Servicer, Park Avenue Receivables Company LLC, and JPMorgan Chase Bank, N.A., as Agent, which is incorporated herein by reference from Exhibit 10.5 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).
10.7	Amendment Number 1, dated as of April 1, 2005, to the Receivables Purchase Agreement, dated as of November 30, 2004, among Affinia Receivables LLC, as Finance Subsidiary, Affinia Group Inc., as Servicer, Park Avenue Receivables Company LLC, and JPMorgan Chase Bank, N.A., as Agent, which is incorporated herein by reference from Exhibit 10.6 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).
10.8	Amendment Number 2, dated as of June 30, 2005, to the Receivables Purchase Agreement, dated as of November 30, 2004, among Affinia Receivables LLC, as Finance Subsidiary, Affinia Group Inc., as Servicer, Park Avenue Receivables Company LLC, and JPMorgan Chase Bank, N.A., as Agent, which is incorporated herein by reference from Exhibit 10.7 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).
10.9	Trademark License Agreement by and between Raymark Industries, Inc. and Brake Systems, Inc., dated March 18, 1985, which is incorporated herein by reference from Exhibit 10.8 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).
10.10	Transition Services Agreement by and between Affinia Group Inc. and Dana Corporation, dated November 30, 2004, which is incorporated herein by reference from Exhibit 10.9 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).
10.11	Stockholders Agreement, dated as of November 30, 2004, among Affinia Group Holdings Inc., various Cypress funds, Ontario Municipal Employees Retirement Board (‘‘OMERS’’), The Northwestern Mutual Life Insurance Company, California State Teachers’ Retirement System and Stockwell Fund, L.P., which is incorporated herein by reference from Exhibit 10.10 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).
10.12	Employment Agreement, dated July 21, 2005, by and between Affinia Group Inc. and Terry R. McCormack, which is incorporated herein by reference from Exhibit 10.11 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).
10.13	Employment Agreement, dated July 21, 2005, by and between Affinia Group Inc. and Keith A. Wilson, which is incorporated herein by reference from Exhibit 10.12 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).
10.14	Employment Agreement, dated July 21, 2005, by and between Affinia Group Inc. and John R. Washbish, which is incorporated herein by reference from Exhibit 10.13 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).

Exhibit Number		Description of Exhibit
10.15		Employment Agreement, dated July 21, 2005, by and between Affinia Group Inc. and Thomas H. Madden, which is incorporated herein by reference from Exhibit 10.14 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).
10.16		Employment Agreement, dated July 21, 2005, by and between Affinia Group Inc. and Steven E. Keller which is incorporated herein by reference from Exhibit 10.15 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).
10.17		Affinia Group Holdings Inc. 2005 Stock Incentive Plan, which is incorporated herein by reference from Exhibit 10.16 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).
10.18		Form of Nonqualified Stock Option Agreement, which is incorporated herein by reference from Exhibit 10.17 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).
10.19		Form of Management Stockholder’s Agreement, which is incorporated herein by reference from Exhibit 10.18 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).
10.20		Form of Sale Participation Agreement.
16.1		Letter from PricewaterhouseCoopers LLP dated October 5, 2005, which is incorporated herein by reference from Exhibit 10.1 on the Form 8-K of Affinia Group Intermediate Holdings Inc. filed on October 5, 2005 (File No. 333-128166-10).
21	.1*	List of Subsidiaries.
31	.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Terry R. McCormack, our Chief Executive Officer, President and Director, and Thomas H. Madden, our Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFINIA GROUP INTERMEDIATE HOLDINGS INC.
By:	/s/ Terry R. McCormack
Terry R. McCormack
Chief Executive Officer, President, and Director

Date:    March 20, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 20, 2007

Signature	Title

By: /s/ Terry R. McCormack	Chief Executive Officer, President, and Director (Principal Executive Officer)

Terry R. McCormack

By: /s/ Thomas H. Madden	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Thomas H. Madden

By: /s/ Patrick W. Flanagan	Chief Accounting and Financial Compliance Officer (Principal Accounting Officer)

Patrick W. Flanagan

By: /s/ Larry W. McCurdy	Chairman of the Board of Directors

Larry W. McCurdy

By: /s/ Michael F. Finley	Director

Michael F. Finley

By: /s/ Donald J. Morrison	Director

Donald J. Morrison

By: /s/ Joseph A. Onorato	Director

Joseph A. Onorato

By: /s/ John M. Riess	Director

John M. Riess

By: /s/ James A. Stern	Director

James A. Stern

By: /s/ John R. Washbish	Director

John R. Washbish