Form 10-Q
period 2007-03-31
Affinia Group Intermediate Holdings Inc.
filed 2007-05-11
CIK 1328655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549-1004

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

Affinia Group Intermediate Holdings Inc.

(Exact name of registrant as specified in its charter)

Delaware	Commission File No.:	34-2022081
(State or other jurisdiction of Incorporation or Organization)	333-128166-10	(I.R.S. Employer Identification Number)

1101 Technology Drive
Ann Arbor, MI 48108
(734) 827-5400

(Address, Including Zip Code, and Telephone Number,
Including Area Code, of Registrant’s Principal Executive Offices)

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

This report includes ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act of 1933, as amended (the ‘‘Securities Act’’) and Section 21E of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). These forward-looking statements may include comments concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical. When used in this report, the words ‘‘estimates,’’ ‘‘expects,’’ ‘‘anticipates,’’ ‘‘projects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘believes,’’ ‘‘forecasts,’’ or future or conditional verbs, such as ‘‘will,’’ ‘‘should,’’ ‘‘could’’ or ‘‘may,’’ and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends and data are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there is no assurance that these expectations, beliefs and projections will be achieved. With respect to all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and other important factors include, among others: our substantial leverage; limitations on flexibility in operating our business contained in our debt agreements; pricing and import pressures; the shift in demand from premium to economy products; our dependence on our largest customers; changing distribution channels; increasing costs for manufactured components, raw materials, crude oil and energy prices; our ability to achieve cost savings from our restructuring; the consolidation of distributors; risks associated with our non-U.S. operations; product liability and customer warranty and recall claims; changes to environmental and automotive safety regulations; changes to anti-dumping rates; risk of impairment to intangibles and goodwill; risk of successful refinancing if required; non-performance by, or insolvency of, our suppliers or our customers; the threat of work stoppages and other labor disputes; challenges to our intellectual property portfolio; and our exposure to product liability and other liabilities for which Dana Corporation retained responsibility due to its Chapter 11 filing. Additionally, there may be other factors that could cause our actual results to differ materially from the forward-looking statements.

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

Affinia Group Intermediate Holdings Inc.
Unaudited Condensed Consolidated Balance Sheets
(Dollars in Millions)

	December 31, 2006	March 31, 2007
Assets
Current assets:
Cash and cash equivalents	$70	$70
Trade accounts receivable, less allowances of $5 million in 2006 and 2007	351	374
Inventories, net	430	469
Other current assets	45	27
Total current assets	896	940
Property, plant and equipment, net	187	186
Goodwill	45	45
Other intangible assets, net	170	168
Deferred financing costs	18	17
Other long-term assets	65	71
Total assets	$1,381	$1,427
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$210	$228
Other accrued expenses	143	163
Accrued payroll and employee benefits	36	35
Total current liabilities	389	426
Long-term debt	597	597
Other noncurrent liabilities	12	22
Total liabilities	998	1,045
Minority interest in consolidated subsidiaries	2	1
Contingencies and commitments
Common stock, $.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Additional paid in-capital	407	407
Accumulated deficit (includes impact from the application of FIN 48 in 2007 of $1)	(39)	(43)
Accumulated other comprehensive income	13	17
Shareholders’ equity	381	381
Total liabilities and shareholders’ equity	$1,381	$1,427

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.
Unaudited Condensed Consolidated Statements of Operations
(Dollars in Millions)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2007
Net sales	$548	$502
Cost of sales	(456)	(408)
Gross profit	92	94
Selling, general and administrative expenses	(84)	(83)
Operating profit	8	11
Other income, net	2	1
Interest expense	(14)	(15)
Loss before income tax provision	(4)	(3)
Income tax provision	2	—
Net loss	$(6)	$(3)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollars in Millions)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2007
Operating activities
Net loss	$(6)	$(3)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	11	9
Provision for deferred income taxes	(1)	(3)
Change in trade accounts receivable	(47)	(23)
Change in inventories	(10)	(39)
Change in other operating assets	3	18
Change in other operating liabilities	23	36
Change in other	2	8
Net cash (used in) provided by operating activities	(25)	3
Investing activities
Proceeds from sales of assets	—	3
Additions to property, plant and equipment	(5)	(6)
Net cash used in investing activities	(5)	(3)
Financing activities
Proceeds from debt	5	—
Net cash provided by financing activities	5	—
Effect of exchange rate changes on cash	4	—
Change in cash and cash equivalents	(21)	—
Cash and cash equivalents at beginning of the period	82	70
Cash and cash equivalents at end of the period	$61	$70
Supplemental cash flows information
Cash paid during the period for:
Interest	$6	$7
Income taxes	$4	$4

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

Affinia is a leading designer, manufacturer and distributor of aftermarket components for passenger cars, sport utility vehicles, light, medium and heavy trucks and off-highway vehicles. Our broad range of aftermarket components are sold in North America, Europe, South America and Asia.

Note 2.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Affinia Group Intermediate Holdings Inc. and its subsidiaries. In these notes to the condensed consolidated financial statements, the terms ‘‘the Company,’’ ‘‘we,’’ ‘‘our’’ and ‘‘us’’ refer to Affinia Group Intermediate Holdings Inc. and its subsidiaries on a consolidated basis.

The interim financial information is prepared in conformity with accounting principles generally accepted in the United States of America and such principles are applied on a basis consistent with information reflected in our Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the United States Securities and Exchange Commission. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim period.

In 2006, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-03, ‘‘How Sales Tax Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross versus Net Presentation).’’ This EITF Issue clarifies that the presentation of taxes collected from customers and remitted to governmental authorities on a gross (included in revenues and costs) or net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board (APB) Opinion No. 22, ‘‘Disclosure of Accounting Policies.’’ The EITF Issue is effective for the Company beginning in fiscal year 2007. We collect such taxes from our customers and account for them on a net (excluded from revenues) basis.

Note 3.    New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 159, The Fair Value Option for Financial Assets and Liabilities (‘‘SFAS No. 159’’). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are assessing what impact, if any, adoption of this statement would have on our results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (‘‘SFAS No. 157’’), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No.157 are effective as of January 1, 2008. We are assessing what impact, if any, adoption of this statement would have on our results of operations and financial position.

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (‘‘SFAS No. 158’’). SFAS No. 158 requires that we recognize the overfunded or underfunded status of our defined benefit and retiree medical plans (the ‘‘Plans’’) as an asset or liability on the 2007 year-end balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur. SFAS No. 158 also requires us to measure the funded status of our Plans as of our year-end balance sheet date by no later than December 31, 2008. We are currently evaluating the impact of adopting SFAS No. 158 on our financial statements.

Note 4.    Accounting for Uncertainty of Income Taxes

On July 13, 2006, the FASB issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on an income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company applied the provisions of FIN 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption and March 31, 2007 was $3 million. As a result of the implementation of FIN 48, the Company recognized a $2 million increase in the liability for unrecognized tax benefits. This increase was offset by a $1 million reduction to retained earnings and a $1 million increase to goodwill.

Included in the balance of unrecognized tax benefits at January 1, 2007 and March 31, 2007, are $2 million of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balances of unrecognized tax benefits as of both periods, are $1 million of tax benefits that, if recognized, would result in adjustments to other accounts.

The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties as part of the income tax provision. Upon adoption of FIN 48 on January 1, 2007 and as of March 31, 2007, the Company’s accrual for interest and penalties is less than $1 million.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. For jurisdictions in which the Company transacts significant business, tax years ending December 31, 2004 and later remain subject to examination by tax authorities.

Note 5.    Inventories, net

Inventories, net consist of the following (Dollars in Millions):

	At December 31, 2006	At March 31, 2007
Raw materials	$107	$111
Work-in-process	30	32
Finished goods	342	371
Reserve	(49)	(45)
	$430	$469

Note 6.    Comprehensive Income

The elements of comprehensive income (loss) are presented in the following table (Dollars in Millions):

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2007
Net loss	$(6)	$(3)
Additional pension liability, net of tax	(1)	—
Change in foreign currency translation adjustments, net of tax	4	4
Comprehensive income (loss)	$(3)	$1

Note 7.    Goodwill

The following table summarizes goodwill activity for the first three months of 2007 (Dollars in Millions):

Three Months Ended March 31, 2007
Balance at December 31, 2006	$45
Tax benefit reduction	(1)
Adjustment to tax basis of acquired assets and liabilities due to application of FIN 48	1
Balance at March 31, 2007	$45

In accordance with SFAS No. 109, Accounting for Income Taxes, the tax benefit for the excess of tax-deductible goodwill over the reported amount of goodwill is applied to first reduce the goodwill related to the Acquisition. The tax benefit for the excess of tax deductible goodwill will reduce reported goodwill by approximately $1.3 million each quarter until goodwill is decreased to zero. Once the reported amount of goodwill is reduced to zero, the remaining tax benefit reduces the basis of the intangible assets. Any remaining tax benefit reduces the income tax provision. We expect approximately $27 million of tax benefit to remain after reducing reported goodwill to zero.

Note 8.    Commitments and Contingencies

At March 31, 2007, the Company had purchase commitments for property, plant and equipment of approximately $5 million. A reconciliation of the changes in our return reserves is as follows (Dollars in Millions):

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2007
Beginning balance	$19	$18
Amounts charged to expense	10	13
Returns processed	(11)	(13)
	$18	$18

During the first quarter of 2007 we signed a letter of credit in connection with a real estate lease. FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires that this letter of credit to be accounted for as a guarantee. The initial recognition and measurement of the fair value of this guarantee resulted in recognizing a $3 million increase in other noncurrent liabilities and other long-term assets.

Note 9.    Legal Proceedings

The Company is party to various pending judicial and administrative proceedings arising in the ordinary course of business. These include, among others, proceedings based on product liability claims and alleged violations of environmental laws.

On March 3, 2006, Dana and forty of its domestic subsidiaries (the ‘‘Debtors’’) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Southern District of New York (the ‘‘Court’’) (Case No. 06-10354). The Debtors will continue to operate their businesses as ‘‘debtors-in-possession’’ under the jurisdiction of the Court and in accordance with applicable provisions of the Bankruptcy Code and orders of the Court. Dana is, pursuant to the Purchase Agreement, contractually obligated to indemnify us for specified liabilities, including, among others, (i) liabilities arising out of legal proceedings commenced prior to the Acquisition and (ii) liabilities for death, personal injury or other injury to persons (including, but not limited to, such liabilities that result from human exposure to asbestos) or property damage occurring prior to the Acquisition relating to the use or exposure to any of Dana’s products designed, manufactured, served or sold by Dana. However, in the context of Dana’s bankruptcy, Dana may be discharged entirely from its obligations to indemnify us for future defense settlements or payments in respect of any claim subject to its indemnification obligations and we may recover less than 100% of any indemnification obligations of Dana existing as of March 3, 2006. Further, we do not know whether any insurance that may have been maintained by Dana will cover the costs for which Dana is contractually obligated to indemnify us. We cannot estimate the impact of Dana failing to honor its indemnification obligations but such a failure could adversely affect our financial condition and results of operations.

On January 30, 2006, Parker-Hannifin Corporation (‘‘Parker’’) filed a complaint and request for preliminary injunction against Wix Filtration Corp. (‘‘Wix’’), which is a wholly owned subsidiary of Affinia, alleging patent infringement of four U.S. patents held by Parker. These patents cover an oil filter and fuel filter that Parker was selling to Wix for sale into the automotive aftermarket prior to the complaint date. Wix’s response to Parker’s preliminary injunction brief was filed on May 10, 2006 and the preliminary injunction hearing was held on August 23, 2006 in the U.S. District Court for the Eastern District of California. On October 24, 2006, the court denied Parker’s preliminary injunction motion. Wix intends to continue to defend itself vigorously in this suit.

On April 20, 2006, Heritage Equity Group (‘‘Heritage’’) and Beck/Arnley World Parts Corp. (‘‘Beck Arnley’’) filed suit against Affinia in the Rutherford County Chancery Court for the State of Tennessee. The suit arises out of Affinia’s sale of Beck Arnley to Heritage and damages allegedly arising from a tax election which Affinia was required to make under the Purchase Agreement with Dana. Affinia intends to vigorously defend this matter and does not believe it has any liability. Affinia has moved to dismiss the suit in Tennessee and filed a declaratory judgment action in Illinois. On November 2, 2006, the court dismissed the declaratory judgment action. The parties have begun the discovery process and are in settlement discussions.

Note 10.    Restructuring of Operations

In 2005, we announced two restructuring plans: (i) a restructuring plan that we announced at the beginning of 2005 as part of the Acquisition, also referred to herein as the acquisition restructuring and (ii) a restructuring plan that we announced at the end of 2005, also referred to herein as the comprehensive restructuring. We have completed the acquisition restructuring and we are in the second year of the comprehensive restructuring program. The following chart summarizes the timing of the comprehensive restructuring activity to date:

Facility	Closure Announcement Date	Date Closed
Southampton (UK)	December 2005	2nd Qtr. 2006
Erie (PA)	March 2006	4th Qtr. 2006
North East (PA)	March 2006	4th Qtr. 2006
McHenry (IL)	March 2006	4th Qtr. 2006
Cambridge (ON, Canada)	September 2006	1st Qtr. 2007
Cuba (MO)	October 2006	2nd Qtr. 2007
Mississauga (ON, Canada)	November 2006	4th Qtr. 2006
St. Catharines (ON, Canada)	June 2006	4th Qtr. 2006
Sudbury (ON, Canada)	March 2007	Open

Facility	Intent to Sell Date	Date Closed
Waupaca (WI)	March 2006	Open

In connection with the comprehensive restructuring, we have recorded $71 million in restructuring costs to date. We recorded $23 million in 2005, $40 million in 2006 and $8 million during the first three months of 2007. The charges relating to the first three months of 2007 were recorded in selling, general and administrative expense which consists of employee termination costs and other exit costs. Severance costs are being accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities and SFAS No. 112, Employers’ Accounting for Postemployment Benefits – an amendment of FASB Statements No. 5 and 43. We currently estimate that we will incur approximately $81 million more of cash and non-cash restructuring costs during 2007 and 2008, aggregating to $152 million of total cash and non-cash restructuring costs. There may be some small trailing liabilities that run into the beginning of 2009 depending on the progression of the plan and the sale of our facilities.

The following summarizes the restructuring charges and activity for all the Company’s restructuring programs. (Dollars in Millions):

Balance at December 31, 2006	$13
Charges to expense:
Employee termination benefits	6
Other expenses	2
Total restructuring expenses	8
Cash payments and asset write-offs:
Cash payments	(9)
Balance at March 31, 2007	$12

At March 31, 2007, $12 million of restructuring charges remained in other accrued liabilities, relating to wage and healthcare continuation for severed employees and other termination costs. These remaining benefits are expected to be paid during 2007.

Note 11.    Segment and Geographic Information

The Company’s operating units have been aggregated into one reportable business segment, which is the manufacturing and distribution of on and off highway replacement products and services. The products, customer base, distribution channel, manufacturing process, procurement, and economic characteristics are similar throughout all of the Company’s operations.

Net sales by geographic region were as follows (Dollars in Millions):

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2007
United States	$309	$278
Canada	67	47
Brazil	60	58
Other countries	112	119
	$548	$502

Long-lived assets by geographic region were as follows (Dollars in Millions):

	December 31, 2006	March 31, 2007
United States	$310	$305
Canada	31	30
Brazil	6	6
Other countries	73	75
	$420	$416

Net sales by geographic region were determined based on origin of sale. Geographic data on long-lived assets are comprised of property, plant and equipment, goodwill, other intangible assets and deferred financing costs.

We offer primarily two types of products: brake and chassis products, which include brake drums, rotors, pads and shoes, hydraulic brake system components, steering, suspension and driveline components; and filtration products, which include oil, fuel, air and other filters. Additionally, we have European products and other businesses, which include our Quinton Hazell European parts operations. Quinton Hazell designs, manufactures, purchases and distributes a wide range of aftermarket replacement motor vehicle components for customers throughout the United Kingdom and Continental Europe, primarily under the Quinton Hazell brand name. We modified the tabular presentation in the first quarter of 2007 to consolidate the brake and chassis products into one line in recognition of their similar characteristics. The Company’s sales by group of similar products are as follows:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2007
Brake and Chassis products	$315	$256
Filtration products	170	178
European products and other	64	69
Eliminations and other	(1)	(1)
	$548	$502

Note 12.    Stock Option Plans

On July 20, 2005, we adopted a stock incentive plan with a maximum of 227,000 shares of common stock subject to awards. As of March 31, 2007, 220,010 shares had been awarded, which included 33,357 vested shares and 186,653 unvested shares. Additionally, at March 31, 2007 there were 6,990 shares available for future stock option grants. Each option expires August 1, 2015. One-half of the options vest based on the performance of the Company and the remaining portion vests at the end of each year ratably over the period from the year of the grant until December 31, 2009. The exercise price is $100 per option.

We account for our employee stock options under the fair value method of accounting using a Black-Scholes model to measure stock-based compensation expense at the date of grant. Dividend yields were not a factor because there were no cash dividends declared during 2006 and the first three months of 2007. Our weighted-average Black-Scholes fair value assumptions include:

	2006	2007
Effective term	6 years	5 years
Risk free interest rate	4.2%	4.7%
Expected volatility	40.0%	39.0%

The weighted fair value of the options granted was approximately $6 million as of March 31, 2007. The fair value of the stock option grants is amortized to expense over the vesting period. The Company reduces the overall compensation expense by a turnover rate consistent with historical trends. Stock-based compensation expense, which was recorded in selling, general and administrative expenses, and related income tax benefits were less than $1 million for each of the three month periods ending March 31, 2006 and 2007.

Outstanding at December 31, 2005	140,700
Granted	14,060
Forfeited/expired	(5,500)
Outstanding at December 31, 2006	149,260
Granted	78,050
Forfeited/expired	(7,300)
Balance at March 31, 2007	220,010

Note 13.    Financial Information for Guarantors and Non-Guarantors

In connection with the Acquisition on November 30, 2004, Affinia issued $300 million of 9% Senior Subordinated Notes due in 2014 (the ‘‘Notes’’) to qualified institutional buyers and certain persons in offshore transactions. The Notes, which were exchanged for $300 million of 9% Senior Subordinated Notes due 2014 registered under the Securities Act 1933 on November 2, 2005 (the ‘‘Notes’’), are guaranteed by all of Affinia’s wholly-owned domestic subsidiaries and by Affinia’s direct parent, Affinia Group Intermediate Holdings Inc. (referred to in the following tables as ‘‘Parent’’). These guarantors jointly and severally guarantee Affinia’s obligations under the Notes and such guarantees represent full and unconditional general obligations of each guarantor. In the following tables, ‘‘Issuer’’ refers to Affinia and ‘‘Guarantors’’ refers to Affinia’s subsidiary guarantors. The Parent and the Guarantors also unconditionally guarantee Affinia’s borrowings under its senior secured credit facilities on the same basis.

The following unaudited information presents Consolidating Condensed Statements of Operations for the three months ended March 31, 2006 and 2007, Consolidating Condensed Statements of Cash Flows for the three months ended March 31, 2006 and 2007 and Consolidating Condensed Balance Sheets as of December 31, 2006 and March 31, 2007 to arrive at the information for the Company on a consolidated basis. Other separate financial statements and other disclosures concerning the Parent and the Guarantors are not presented because management does not believe that such information is material to investors.

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor
Unaudited Condensed Consolidating Balance Sheet
December 31, 2006
(Dollars in Millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$19	$—	$51	$—	$70
Accounts receivable	—	27	190	134	—	351
Inventories	—	—	255	175	—	430
Other current assets	—	31	2	12	—	45
Total current assets	—	77	447	372	—	896
Property, plant, and equipment, net	—	10	89	88	—	187
Intercompany investments	381	1,019	421	241	(2,062)	—
Intercompany receivables	—	(265)	231	34	—	—
Investments and other assets	—	283	1	14	—	298
Total assets	$381	$1,124	$1,189	$749	$(2,062)	$1,381

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$11	$104	$95	$—	$210
Other accrued liabilities	—	76	39	28	—	143
Accrued payroll and employee benefits	—	19	5	12	—	36
Total current liabilities	—	106	148	135	—	389
Long-term debt	—	597	—	—	—	597
Deferred employee benefits and noncurrent liabilities	—	4	—	8	—	12
Total liabilities	—	707	148	143	—	998
Minority interest in consolidated subsidiaries	—	—	2	—	—	2
Shareholders’ equity	381	417	1,039	606	(2,062)	381
Total liabilities and equity	$381	$1,124	$1,189	$749	$(2,062)	$1,381

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor
Unaudited Condensed Consolidating Balance Sheet
March 31, 2007
(Dollars in Millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$36	$—	$34	$—	$70
Accounts receivable	—	26	197	151	—	374
Inventories	—	—	283	186	—	469
Other current assets	—	3	3	21	—	27
Total current assets	—	65	483	392	—	940
Property, plant and equipment, net	—	11	86	89	—	186
Intercompany investments	381	1,033	421	247	(2,082)	—
Intercompany receivables	—	(268)	221	47	—	—
Investments and other assets	—	284	1	16	—	301
Total assets	$381	$1,125	$1,212	$791	$(2,082)	$1,427

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$9	$115	$104	$—	$228
Other accrued liabilities	—	55	38	70	—	163
Accrued payroll and employee benefits	—	15	6	14	—	35
Total current liabilities	—	79	159	188	—	426
Long-term debt	—	597	—	—	—	597
Deferred employee benefits and noncurrent liabilties	—	11	—	11	—	22
Total liabilities	—	687	159	199	—	1,045
Minority interest in consolidated subsidiaries	—	—	1	—	—	1
Shareholders’ equity	381	438	1,052	592	(2,082)	381
Total liabilities and equity	$381	$1,125	$1,212	$791	$(2,082)	$1,427

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor
Unaudited Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2006
(Dollars in Millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$330	$310	$(92)	$548
Cost of sales	—	—	(260)	(288)	92	(456)
Gross profit	—	—	70	22	—	92
Selling, general and administrative expenses	—	(11)	(43)	(30)	—	(84)
Operating (loss) profit	—	(11)	27	(8)	—	8
Other income, net	—	—	1	1	—	2
Interest expense	—	(14)	—	—	—	(14)
(Loss) income before taxes	—	(25)	28	(7)	—	(4)
Income tax (benefit) provision	—	(2)	—	4	—	2
(Loss) income before equity interest in income	—	(23)	28	(11)	—	(6)
Equity interest in income, net of tax	(6)	19	(11)	4	(6)	—
Net (loss) income	$(6)	$(4)	$17	$(7)	$(6)	$(6)

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor
Unaudited Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2007
(Dollars in Millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$289	$289	$(76)	$502
Cost of sales	—	—	(221)	(263)	76	(408)
Gross profit	—	—	68	26	—	94
Selling, general and administrative expenses	—	(10)	(38)	(35)	—	(83)
Operating (loss) profit	—	(10)	30	(9)	—	11
Other income, net	—	9	(9)	1	—	1
Interest expense	—	(15)	—	—	—	(15)
(Loss) income before taxes	—	(16)	21	(8)	—	(3)
Income tax (benefit) provision	—	(2)	—	2	—	—
(Loss) income before equity interest in income	—	(14)	21	(10)	—	(3)
Equity interest in income, net of tax	(3)	14	1	5	(17)	—
Net (loss) income	$(3)	$—	$22	$(5)	$(17)	$(3)

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor
Unaudited Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2006
(Dollars in Millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Elimination	Consolidated Total
Operating activities
Net (loss) income	$(6)	$(4)	$17	$(7)	$(6)	$(6)
Adjustments to reconcile net (loss) income from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	—	3	4	4	—	11
Provision for deferred income taxes	—	(1)	—	—	—	(1)
Equity in income	6	(19)	11	(4)	6	—
Change in trade accounts receivable	—	3	(28)	(22)	—	(47)
Change in inventories	—	—	(8)	(2)	—	(10)
Change in other operating assets	—	(4)	—	7	—	3
Change in other operating liabilities	—	11	13	(1)	—	23
Change in other	—	(12)	(8)	22	—	2
Net cash (used in) provided by operating activities	—	(23)	1	(3)	—	(25)
Investing activities
Proceeds from sale of assets	—	—	—	—	—	—
Additions to property, plant, and equipment	—	(1)	(2)	(2)	—	(5)
Net cash used in investing activities	—	(1)	(2)	(2)	—	(5)
Financing activities
Proceeds from debt	—	5	—	—	—	5
Net cash provided by financing activities	—	5	—	—	—	5
Effect of exchange rates on cash	—	—	—	4	—	4
Change in cash and cash equivalents	—	(19)	(1)	(1)	—	(21)
Cash and cash equivalents at beginning of period	—	44	1	37	—	82
Cash and cash equivalents at end of period	$—	$25	$—	$36	$—	$61

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor
Unaudited Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2007
(Dollars in Millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Elimination	Consolidated Total
Operating activities
Net (loss) income	$(3)	$—	$22	$(5)	$(17)	$(3)
Adjustments to reconcile net (loss) income from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	—	3	3	3	—	9
Provision for deferred income taxes	—	(1)	—	(2)	—	(3)
Equity in income	3	(14)	(1)	(5)	17	—
Change in trade accounts receivable	—	1	(7)	(17)	—	(23)
Change in inventories	—	—	(28)	(11)	—	(39)
Change in other operating assets	—	28	(1)	(9)	—	18
Change in other operating liabilities	—	(27)	11	52	—	36
Change in other	—	28	2	(22)	—	8
Net cash provided by (used in) operating activities	—	18	1	(16)	—	3
Investing activities
Proceeds from sale of assets	—	—	2	1	—	3
Additions to property, plant, and equipment	—	(1)	(3)	(2)	—	(6)
Net cash used in investing activities	—	(1)	(1)	(1)	—	(3)
Financing activities
Proceeds from debt	—	—	—	—	—	—
Net cash provided by (used in) financing activities	—	—	—	—	—	—
Effect of exchange rates on cash	—	—	—	—	—	—
Change in cash and cash equivalents	—	17	—	(17)	—	—
Cash and cash equivalents at beginning of period	—	19	—	51	—	70
Cash and cash equivalents at end of period	$—	$36	$—	$34	$—	$70

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

Affinia is a global leader in the on-and off-highway replacement products and service industry. We derive approximately 95% of our sales from this industry and are not affected by the market cyclicality impacting the automotive original equipment manufacturers. Our broad range of brake, filtration and chassis products are sold in North America, Europe, South America and Asia. In the first three months of 2007 brake and chassis products and filtration products, which by their nature sustain significant wear and must routinely be replaced, represented 51% and 35% of our net sales, respectively. The remaining 14% of net sales were derived from our European products.

We believe our key advantages as a leading on-and off-highway replacement products and service company are broad product offerings, quality products, brand recognition (e.g., Wix and Raybestos), value-added services, and distribution and sourcing capabilities. Due to our key advantages, we believe we hold the number one market position in North America in brake component and filtration component sales and the number two market position in North America in chassis component sales. Among the value-added services we bring to our customers are: customer focused sales force, professional tech support, and e-cataloguing to name a few. The value we bring to our customers has been recognized with numerous key awards over the last several years. We believe that these key advantages position us well for growth in North America and for global growth. We are continuing to increase our global presence in Asia and Eastern Europe to develop new markets and provide lower cost sourcing opportunities.

The highest sales in our industry typically occur in the second and third quarters. Weather conditions and other factors can affect the timing of sales between quarters. We believe the 2006 first quarter benefited from an earlier buying season and thus contributed to higher sales than historically have occurred.

The decline in sales from the first quarter of 2006 to the first quarter of 2007 was related to our Brake and Chassis product sales. This decrease will be discussed further in the ‘‘Results of Operations’’ section.

Positioning through Restructuring

To successfully compete in today’s global market-driven economy, Affinia is focused on becoming a world class global manufacturer and distributor of on and off highway replacement products and services. The focus in our first two years has been on positioning ourselves through two restructuring plans: (i) a restructuring plan that we announced at the beginning of 2005 as part of the Acquisition, also referred to as the acquisition restructuring and (ii) a restructuring plan that we announced at the end of 2005, also referred to as the comprehensive restructuring. During 2005 and 2006 we closed several facilities in connection with our restructuring programs, which has reduced our overall cost structure. We believe these efforts are necessary in order to remain a leader in the global replacement products and services industry.

Manufacturing Expansion and Global Growth

We are also focusing on expanding manufacturing capabilities globally to position our company to take advantage of global growth opportunities. Our vision is to provide growth for our people, customers and investors. The initial manufacturing expansion and global growth efforts are outlined below:

•	During April 2007 we entered into a joint venture agreement to manufacture brake components in two low cost countries.

•	We are also in the process of opening a new filter manufacturing operation in Mexico.

•	We also opened a new plant in the Ukraine on April 1, 2007. Our Filtron operations in Poland have grown significantly over the last few years and we intend to leverage this growth with the addition of our new plant in the Ukraine.

•	We announced in April a completely re-engineered brake offering to better meet the needs of the distributors and the professional technician. The introduction of our ‘‘1-2-3’’ brake product offering streamlines and simplifies the product offering into a single grade of hydraulics, two grades of rotors and three grades of friction.

Restructuring Activity

The following chart summarizes the comprehensive restructuring activity since the December 2005 announcement of the plan.

Facility	Closure Announcement Date	Date Closed
Southampton (UK)	December 2005	2nd Qtr. 2006
Erie (PA)	March 2006	4th Qtr. 2006
North East (PA)	March 2006	4th Qtr. 2006
McHenry (IL)	March 2006	4th Qtr. 2006
Cambridge (ON, Canada)	September 2006	1st Qtr. 2007
Cuba (MO)	October 2006	2nd Qtr. 2007
Mississauga (ON, Canada)	November 2006	4th Qtr. 2006
St. Catharines (ON, Canada)	June 2006	4th Qtr. 2006
Sudbury (ON, Canada)	March 2007	Open

Facility	Intent to Sell Date	Date Closed
Waupaca (WI)	March 2006	Open

In connection with the comprehensive restructuring, we have recorded $71 million in restructuring costs to date. We recorded $23 million in 2005, $40 million in 2006 and $8 million during the first three months of 2007. We currently estimate that we will incur approximately $81 million more of cash and non-cash restructuring costs during 2007 and 2008, aggregating to $152 million of total cash and non-cash restructuring costs.

Critical Accounting Policies

The Company’s critical accounting policies are those related to asset impairment, inventories, revenue recognition, sales returns and rebates, estimated costs related to product warranties, pensions, income taxes, contingency reserves and restructuring expenses. These policies are more fully described in the notes to the combined and consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Except for income taxes, there have been no material changes from the methodology applied by management for critical accounting estimates previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The methodology applied to management’s estimate for income taxes has changed due to the implementation of a new accounting interpretation, FIN 48, as described in ‘‘Note 4. Accounting for Uncertainty of Income Taxes.’’ We are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income.

The preparation of interim financial statements involves the use of certain estimates that are consistent with those used in the preparation of the annual financial statements.

Basis of Presentation

The Company operates in a single business segment, which is the manufacturing and distribution of on and off highway replacement products and services. We have identified in tabular format in the Results of Operations tables below the revenue by product.

Results of Operations

Quarter Ended March 31, 2007 compared to the Quarter Ended March 31, 2006

The following table summarizes the consolidated results for the quarter ended March 31, 2007 and the consolidated results for the quarter ended March 31, 2006 (Dollars in Millions):

	Consolidated Quarter Ended March 31, 2006	Consolidated Quarter Ended March 31, 2007	Dollar Change	Percent Change
Net sales
Brake and Chassis products	$315	$256	$(59)	(19%)
Filtration products	170	178	8	5%
European products and other	64	69	5	8%
Eliminations and other	(1)	(1)	—	NM
Total net sales	548	502	(46)	(8%)
Cost of sales	(456)	(408)	48	(11%)
Gross profit	92	94	2	2%
Gross margin	17%	19%
Selling, general and administrative expenses(1)	(84)	(83)	1	(1%)
Selling, general and administrative expenses as a percent of sales	15%	17%
Operating profit	8	11	3	38%
Operating margin	1%	2%
Other income, net	2	1	(1)	(50%)
Interest expense	(14)	(15)	(1)	7%
Loss before income tax provision	(4)	(3)	1	25%
Income tax provision	2	—	(2)	(100%)
Net loss	$(6)	$(3)	$3	50%

(1)	We recorded $6 million and $8 million of restructuring costs in selling, general and administrative expenses for the first quarter of 2006 and 2007, respectively.
NM (Not Meaningful)

Net sales.    Our net sales decreased in 2007 in comparison to 2006 due mainly to the decreased sales in our Brake and Chassis products. The principal reasons for the decrease in Brake and Chassis products are described below:

•	Some sectors of our retail and traditional channels experienced soft market conditions in the first quarter of 2007 in comparison to 2006. These channels represented 51% of the decrease in sales.

•	As planned, certain non profitable O.E.M. and Comanufacturing (which is defined as buy and sell agreements between competitors) contracts have not been renewed thus reducing sales and improving margins. These contracts represented approximately 25% of the decrease in sales.

•	A customer relationship that was terminated in early 2006, representing approximately 15% of the decrease in sales.

Contributing to the decrease in sales in the first quarter of 2007 was an unusually strong first quarter in 2006. Weather conditions and other factors can affect the timing of sales between quarters. We believe the 2006 first quarter benefited from an earlier buying season.

Filtration products sales increased in the first quarter of 2007 in comparison to the first quarter of 2006. Filtration product sales increased both domestically and internationally. Sales of filters in our international markets were strong. Our filter company in Poland has been growing significantly in the last few years. In the first quarter of 2007, sales at our filter company in Poland grew by 32% in comparison to the first quarter of 2006. We expect to expand upon the successful growth in Poland with a new plant in the Ukraine, which opened on April 1, 2007.

European products sales increased in 2007 in comparison to 2006 due to currency translation gains and a sales volume increase. European products have shown positive signs of growth in the last two quarters with a 16% and 8% increase in the fourth quarter of 2006 over 2005 and the first quarter of 2007 over 2006, respectively. Some of the increase in sales can be attributed to the Euro and Pound increasing in strength against the weak US Dollar. Additionally, our sales in Germany and France were strong during the first quarter of 2007.

Cost of sales/Gross Margin.    The gross margin for 2007 increased to 19% from 17% in 2006. The acquisition and comprehensive restructuring programs and cost savings programs are the primary drivers behind the improved gross margin.

Selling, general and administrative expenses.    Our selling, general and administrative expenses for the first quarter of 2007 decreased slightly from the first quarter of 2006. The selling, general and administrative costs as a percent of sales are higher in the first quarter of 2007 mainly due to the decrease in sales. During the first quarter of 2007 we had decreases in advertising, legal and professional expenses, and provision for bad debts. Offsetting these decreases was a $2 million increase in restructuring expenses.

Operating profit.    Our operating profit increased in the current year in comparison to the prior year due to the gross margin improvement from 17% in 2006 to 19% in 2007. The gross margin improvement in 2007 was mainly due to the restructuring efforts.

Interest expense.    Interest expense in 2007 increased marginally in comparison to last year. Interest expense was slightly higher primarily due to a general increase in variable short term interest rates.

Income tax provision.    The income tax provision for the first quarter of 2007 was zero compared to an income tax provision of $2 million for 2006.

Net loss.    The net loss decreased 50% in the first quarter of 2007 compared to the first quarter of 2006 due to the factors described above.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash flow from operations. We also have availability under our revolving credit facility and receivables facility, subject to certain requirements. Our primary liquidity requirements are expected to be for debt servicing, working capital, restructuring obligations and capital spending. Our liquidity requirements are significant, primarily due to debt service requirements and restructuring.

As of March 31, 2007, we had $597 million in aggregate indebtedness, with an additional $102 million of borrowing capacity available under our revolving credit facility, after giving effect to $23 million in outstanding letters of credit, which reduced the amount available. We had no amounts outstanding under our trade accounts receivable securitization program (the ‘‘Receivables Facility’’) as of March 31, 2007 and December 31, 2006. The Receivables Facility provides for a maximum capacity of $100 million subject to certain adjustments. In addition, we had a cash and cash equivalents of $70 million as of December 31, 2006 as well as of March 31, 2007.

We spent $6 million on capital expenditures during the three months ended March 31, 2007. Based on the current level of operations, the Company believes that cash flow from operations and available cash, together with available borrowings under its revolving credit facility and Receivables Facility, will be adequate to meet liquidity needs and restructuring plans and to fund planned capital expenditures.

Net cash provided by or used in operating activities

Net cash provided by or used in operating activities for the three months ended March 31, 2006 and 2007 was a $25 million use of cash and a $3 million source of cash, respectively. There were significant changes in the following operating activities:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2007
Summary of significant changes in operating activities:
Change in trade accounts receivable	$(47)	$(23)
Change in inventories	(10)	(39)
Change in other operating assets	3	18
Change in other operating liabilities	23	36
Subtotal	(31)	(8)
Other less significant changes in operating activities	6	11
Net cash provided by or (used in) operating activities from cash flow statement	$(25)	$3

Trade accounts receivable – The change in accounts receivable was a lower use of cash in the first quarter of 2007 due to the lower sales in that quarter. In contrast, our sales in 2006 increased and the receivables grew at a higher rate than the first quarter of 2007.

Inventories – The change in inventories was a higher use of cash in 2007. Inventory increased $39 million from year end due in part to the transition in the restructuring program. We have been building inventory as we close plants and transition production to other low cost sources. Inventory is also higher than year end due to the lower than anticipated sales in our first quarter of 2007.

Other operating assets – The change in other operating assets was a higher source of cash in 2007. Other operating assets decreased in the current year due to the decrease in a non trade receivable. During the first quarter we received a payment on the non trade receivable.

Other operating liabilities – The change in other operating liabilities was a higher source of cash in 2007. Other operating liabilities increased due in part to the increase in accounts payable. The increase in accounts payable was due to timing of payments from period to period.

Net cash used in investing activities

Net cash used in investing activities for the three months ended March 31, 2006 and 2007 was $5 million and $3 million, respectively. We received $3 million for proceeds from sales of assets in the first three months of 2007, as compared to zero in 2006. The increase in proceeds mainly related to the sale of assets as part of the comprehensive restructuring plan.

Net cash provided by or used in financing activities

Net cash provided by financing activities for the three months ended March 31, 2006 was $5 million. For the three months ended March 31, 2007, there was no net cash provided by or used in financing activities. The increase in cash provided by financing activities in the first three months of 2006 was related to an increase in our debt obligations.

Senior credit facilities.    Our senior credit facilities consist of a revolving credit facility and a term loan facility. Our revolving credit facility provides for loans in a total principal amount of up to $125 million and matures in 2010. Our term loan facility provides for up to $350 million of which $297 million is outstanding at March 31, 2007 and matures in 2011. Proceeds from the term loan were used to fund the Acquisition.

On November 30, 2004, in connection with the Acquisition, Affinia established financing arrangements with third-party lenders (the ‘‘lenders’’) that provide senior credit facilities consisting of a revolving credit facility and a term loan facility that are unconditionally guaranteed by the Company, and certain domestic subsidiaries of Affinia (collectively, the ‘‘Guarantors’’). The repayment of these facilities is secured by substantially all the assets of the Guarantors, including, but not limited to, a pledge of their capital stock and 65 percent of the capital stock of non-U.S. subsidiaries owned directly by the Guarantors. The revolving credit facility, which expires on November 30, 2010, provides for borrowings of up to $125 million through a syndicate of lenders. The revolving credit facility also includes borrowing capacity available for letters of credit. As of March 31, 2007, the Company had $23 million in outstanding letters of credit, none of which had been drawn against. There were no other amounts outstanding under the revolving credit facility at March 31, 2007. The term loan facility provided for a $350 million term loan with a maturity of seven years, of which $297 million was outstanding at March 31, 2007. On December 12, 2005, in connection with the comprehensive restructuring, certain provisions applicable to the senior credit facilities were amended.

The senior credit facilities, as amended, bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (i) the lender’s prime rate and (ii) the federal funds rate plus one-half of 1% or (b) LIBOR rate determined by reference to the costs of funds for deposits in U.S. dollars for the interest period relevant to such borrowing adjusted for certain additional costs. The applicable margin for borrowings under the term loan facility is 2.00% with respect to base rate borrowings and 3.00% with respect to LIBOR borrowings. The applicable margin for borrowings under the revolving credit facility and the term loan facility may be reduced subject to our attaining certain leverage ratios or increased based on certain credit ratings as determined by Moody’s and Standard & Poor’s.

In addition to paying interest on the outstanding principal under the senior credit facilities, we are required to pay a commitment fee, which was less than $1 million in 2006, to the lenders under the revolving credit facility in respect of the unutilized commitments at a rate equal to 0.50% per annum. We also paid customary letter of credit fees.

The senior credit facilities contain a number of covenants that, among other things and subject to certain exceptions, restrict our ability, and the ability of our subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness (including our senior subordinated notes), pay certain dividends and distributions or repurchase our capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness (including our senior subordinated notes), and change the business conducted by us and our subsidiaries. In addition, the senior credit facilities contain the following financial covenants: a maximum total leverage ratio; a minimum interest coverage ratio; and a maximum capital expenditures limitation. As of March 31, 2007, we were in compliance with all of these covenants.

Our covenant compliance levels and ratios for the quarter ended March 31, 2007 are as follows:

	Covenant Compliance Level for the Quarter Ended March 31, 2007	Actual Ratios
Senior Credit Facilities
Minimum Adjusted EBITDA to cash interest ratio	2.25x	2.76x
Maximum net debt to Adjusted EBITDA ratio	5.25x	3.81x

Adjusted EBITDA is used to determine our compliance with many of the covenants contained in our senior credit facilities. Adjusted EBITDA is defined as EBITDA further adjusted to exclude unusual items and other adjustments permitted by our lenders in calculating covenant compliance under our senior credit facility.

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

The following table reconciles net income to EBITDA and Adjusted EBITDA (Dollars in Millions):

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2007
Net loss	$(6)	$(3)
Interest expense	14	15
Depreciation and amortization	11	9
Income tax provision	2	—
EBITDA	21	21
Restructuring charges(a)	6	8
Other adjustments(b)	1	—
Adjusted EBITDA	$28	$29

(a)	In accordance with the terms of our senior credit facilities, EBITDA has been adjusted to exclude costs associated with restructuring, which are principally related to severance, asset write-downs and related exit costs. In 2005, we commenced our comprehensive restructuring plan that will mainly occur between 2006 and 2008.
(b)	Certain costs such as other non-recurring charges, which include inventory charges related to the comprehensive restructuring plan, are allowed to be added back to EBITDA in accordance with the terms of our senior credit facilities. Change-over costs of $1 million were added back in the first quarter of 2006, which is in accordance with our senior credit facilities. However, the senior credit facilities do not allow for change-over costs to be added back in 2007.

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

The indenture also uses EBITDA adjusted as permitted under the indenture to determine compliance with various covenants under the indenture.

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

Affinia Group Inc., as the receivables collection agent, services, administers and collects the receivables under the receivables purchase agreement for which it receives a monthly servicing fee at a rate of 1.00% per annum of the average daily outstanding balance of receivables. The receivables facility fees include a usage fee paid by the finance subsidiary, that varies based upon the company’s leverage ratio as calculated under the senior credit facilities. Funded amounts under the receivables facility bear interest at a rate equal to the conduit’s pooled commercial paper rate plus the usage fee. At March 31, 2007, the usage fee margin for the receivables facility was 1.25% per annum of the amount funded. In addition, the finance subsidiary is required to pay a fee on the unused portion of the receivables facility that varies based upon the same ratio. At March 31, 2007 the unused fee was 0.50% per annum of the unused portion of the receivables facility.

Availability of funding under the receivables facility depends primarily upon the outstanding trade accounts receivable balance from time to time. Aggregate availability is determined by using a formula that reduces the gross receivables balance by factors that take into account historical default and dilution rates, obligor concentrations, average days outstanding and the costs of the facility. As of March 31, 2007, $244 million of our accounts receivable balance was considered eligible for financing under the program, of which approximately $70 million was available for funding. At March 31, 2007, we had no amount outstanding under this facility.

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

The results of operations and financial position of each of our operations are measured in their respective local (functional) currency. Business transactions denominated in currencies other than an operation’s functional currency produce foreign exchange gains and losses, as a result of the remeasurement process, as described in SFAS No. 52, Foreign Currency Translation. To the extent that net monetary assets or liabilities denominated in a non-local currency are generated, changes in an entity’s functional currency exchange rate versus each currency in which an entity transacts business have a varying impact on an entity’s results of operations and financial position, as reported in functional currency terms. Therefore, for entities that transact business in multiple currencies, we seek to minimize the net amount of revenue or expense denominated in non-local currencies. However, in the normal course of conducting international business, some amount of non-local currency exposure will exist. Therefore, management monitors these exposures and engages in business activities or financial hedge transactions intended to mitigate the potential financial impact due to changes in the respective exchange rates.

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

To date, our foreign currency exchange rate risk management efforts have primarily focused upon operationally managing the amount of net non-functional currency monetary assets or liabilities subject to the re-measurement process. In addition, we periodically execute short-term currency exchange rate forward contracts that are intended to mitigate the earnings impact related to the re-valuation of specific monetary assets or liabilities denominated in a currency other than a particular entity’s functional currency. As of March 31, 2007, we had currency exchange rate derivatives with a notional value of $56 million and a fair value net liability of $0.5 million.

Interest rate risk

At March 31, 2007, the Company’s financial position included $297 million of variable rate debt outstanding. Therefore, a hypothetical immediate 1% increase of the average interest rate on this debt would increase the future annual interest expense related to these debt obligations by $3 million.

Under the provisions of the senior credit facilities with its banks, the Company is required to pay a fixed rate of interest on at least 40% of its debt, consisting of the aggregate obligations under the senior credit facility, our senior subordinated notes and any additional senior subordinated notes that might be issued in the future. At March 31, 2007, approximately 75% of the Company’s total debt obligations were fixed or effectively fixed-rate in nature.

In April 2006, the Company entered into various pay-fixed interest rate swaps having a combined notional value of $150 million to effectively fix the rate of interest on a portion of our variable interest rate senior credit facility until April 30, 2008. The effect of these transactions is to reduce the net annual interest expense impact of a hypothetical immediate 1% increase of the average interest rate on the Company’s $297 million variable rate debt outstanding from $3 million to $1.5 million.

As of March 31, 2007, the aggregate fair value of the interest rate swaps was a liability of $0.3 million. The potential loss in fair value of these swaps arising from a hypothetical immediate decrease in interest rates of 50 basis points is approximately $0.7 million.

Commodity price risk management

The Company is exposed to adverse price movements or surcharges related to commodities that are used in the normal course of business operations. Management actively seeks to negotiate contractual terms with our customers and suppliers to limit the potential financial impact related to these exposures.

Item 4.    Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 15a-5(c) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to information required to be included in our submissions and filings with the SEC. Management has concluded that the Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the period presented.

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings

Information regarding reportable legal proceedings is contained in Part I, ‘‘Item 3. Legal Proceedings’’ in our Annual Report on Form 10-K for the year ended December 31, 2006. The following describes legal proceedings, if any, that became reportable during the first three months of 2007, and amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such period.

On April 20, 2006, Heritage and Beck Arnley filed suit against Affinia in the Rutherford County Chancery Court for the State of Tennessee. The suit arises out of Affinia’s sale of Beck Arnley to Heritage and damages allegedly arising from a tax election which Affinia was required to make under the Purchase Agreement with Dana. Affinia intends to vigorously defend this matter and does not believe it has any liability. Affinia has moved to dismiss the suit in Tennessee and filed a declaratory judgment action in Illinois. On November 2, 2006, the court dismissed the declaratory judgment action. The parties have begun the discovery process and are in settlement discussions.

Item 1A.    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, ‘‘Item 1A. Risk Factors’’ in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Date: May 11, 2007