Form 10-Q
period 2007-06-30
Affinia Group Intermediate Holdings Inc.
filed 2007-08-09
CIK 1328655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549-1004

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007

Affinia Group Intermediate Holdings Inc.

(Exact name of registrant as specified in its charter)

Delaware	Commission File No.	34-2022081
(State or other jurisdiction of Incorporation or Organization)	(333-128166-10)	(I.R.S. Employer Identification Number)

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and other important factors include, among others: our substantial leverage; limitations on flexibility in operating our business contained in our debt agreements; pricing and import pressures; the shift in demand from premium to economy products; our dependence on our largest customers; changing distribution channels; increasing costs for manufactured components, raw materials, crude oil and energy prices; our ability to achieve cost savings from our restructuring; the consolidation of distributors; risks associated with our non-US operations; product liability and customer warranty and recall claims; changes to environmental and automotive safety regulations; changes to anti-dumping rates; risk of impairment to intangibles and goodwill; risk of successful refinancing if required; non-performance by, or insolvency of, our suppliers or our customers; the threat of work stoppages and other labor disputes; challenges to our intellectual property portfolio; and our exposure to product liability and other liabilities for which Dana Corporation retained responsibility due to its Chapter 11 filing. Additionally, there may be other factors that could cause our actual results to differ materially from the forward-looking statements.

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

Affinia Group Intermediate Holdings Inc.
Unaudited Condensed Consolidated Balance Sheets
(Dollars in Millions)

	December 31, 2006	June 30, 2007
Assets
Current assets:
Cash and cash equivalents	$70	$44
Trade accounts receivable, less allowances of $5 million, in 2006 and 2007	351	426
Inventories, net	430	462
Other current assets	45	29
Total current assets	896	961
Property, plant and equipment, net	187	188
Goodwill	45	35
Other intangible assets, net	170	166
Deferred financing costs	18	17
Other long-term assets	65	80
Total assets	$1,381	$1,447
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$210	$240
Other accrued expenses	143	149
Accrued payroll and employee benefits	36	31
Notes payable and current portion of long-term debt	—	10
Total current liabilities	389	430
Long-term debt	597	597
Other noncurrent liabilities	12	24
Total liabilities	998	1,051
Minority interest in consolidated subsidiaries	2	1
Contingencies and commitments
Common stock, $.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Additional paid in-capital	407	407
Accumulated deficit (includes impact from the application of FIN 48 in 2007 of $1)	(39)	(39)
Accumulated other comprehensive income	13	27
Shareholders’ equity	381	395
Total liabilities and shareholders’ equity	$1,381	$1,447

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.
Unaudited Condensed Consolidated Statements of Operations
(Dollars in Millions)

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2007	Six Months Ended June 30, 2006	Six Months Ended June 30, 2007
Net sales	$562	$574	$1,110	$1,076
Cost of sales	(463)	(477)	(919)	(885)
Gross profit	99	97	191	191
Selling, general and administrative expenses	(85)	(79)	(169)	(162)
Operating profit	14	18	22	29
Other income, net	2	2	4	3
Interest expense	(15)	(15)	(29)	(30)
Income (loss) before income tax provision	1	5	(3)	2
Income tax provision	3	1	5	1
Net (loss) income	$(2)	$4	$(8)	$1

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollars in Millions)

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2007
Operating activities
Net (loss) income	$(8)	$1
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	23	16
Stock-based compensation	—	1
Provision for deferred income taxes	(2)	(12)
Change in trade accounts receivable	(60)	(75)
Change in inventories	(9)	(32)
Change in other operating assets	—	16
Change in other operating liabilities	19	30
Change in other	9	30
Net cash used in operating activities	(28)	(25)
Investing activities
Proceeds from sales of assets	—	6
Additions to property, plant and equipment	(12)	(14)
Net cash used in investing activities	(12)	(8)
Financing activities
Proceeds from debt	13	10
Net cash provided by financing activities	13	10
Effect of exchange rate changes on cash	8	(3)
Change in cash and cash equivalents	(19)	(26)
Cash and cash equivalents at beginning of the period	82	70
Cash and cash equivalents at end of the period	$63	$44
Supplemental cash flows information
Cash paid during the period for:
Interest	$26	$27
Income taxes	$7	$8

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Description of Business

On July 8, 2004, Affinia Group Inc. (‘‘Affinia’’), a company formed on June 28, 2004, wholly owned by Affinia Group Intermediate Holdings Inc. and controlled by affiliates of The Cypress Group L.L.C. (‘‘Cypress’’), entered into a stock and asset purchase agreement (the ‘‘Stock and Asset Purchase Agreement’’), as amended, with Dana Corporation (‘‘Dana’’). Affinia Group Intermediate Holdings Inc. is wholly owned by Affinia Group Holdings Inc, which is also controlled by Cypress. The Stock and Asset Purchase Agreement provided for the acquisition by Affinia of the outstanding shares of capital stock of certain subsidiaries and certain assets consisting primarily of Dana’s aftermarket business operations, which was completed on November 30, 2004 (the ‘‘Acquisition’’).

Affinia is a leading designer, manufacturer and distributor of on and off highway replacement products and services. Our broad range of replacement products are sold in North America, Europe, South America and Asia.

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

In 2006, the Emerging Issues Task Force (‘‘EITF’’) reached a consensus on Issue No. 06-03, How Sales Tax Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross versus Net Presentation). This EITF Issue clarifies that the presentation of taxes collected from customers and remitted to governmental authorities on a gross (included in revenues and costs) or net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board (APB) Opinion No. 22, Disclosure of Accounting Policies. The EITF Issue is effective for the Company beginning in fiscal year 2007. We collect such taxes from our customers and account for them on a net (excluded from revenues) basis.

Note 3.    New Accounting Pronouncements

In February 2007, Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 159, The Fair Value Option for Financial Assets and Liabilities (‘‘SFAS No. 159’’). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are assessing what impact, if any, adoption of this statement would have on our results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (‘‘SFAS No. 157’’), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of January 1, 2008. We are assessing what impact, if any, adoption of this statement would have on our results of operations and financial position.

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

Note 4.    Accounting for Income Taxes

On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on an income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company applied the provisions of FIN 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption and June 30, 2007 was $3 million. As a result of the implementation of FIN 48, the Company recognized a $2 million increase in the liability for unrecognized tax benefits, a $1 million reduction to retained earnings and a $1 million increase to goodwill.

Included in the balance of unrecognized tax benefits at January 1, 2007 and June 30, 2007, are $2 million of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balances of unrecognized tax benefits as of both periods, are $1 million of tax benefits that, if recognized, would result in adjustments to other accounts.

The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties as part of the income tax provision. Upon adoption of FIN 48 on January 1, 2007 and as of June 30, 2007, the Company’s accrual for interest and penalties is less than $1 million.

The Company is subject to taxation in the US and various state and foreign jurisdictions. For jurisdictions in which the Company transacts significant business, tax years ending December 31, 2004 and later remain subject to examination by tax authorities.

On July 12, 2007, the State of Michigan enacted the Michigan Business Tax as the replacement for the Michigan Single Business Tax, effective January 1, 2008. The new legislation imposes two taxes – a modified gross receipts tax and an income tax. The Company is currently evaluating the impact the Michigan Business Tax will have on its consolidated financial statements.

Note 5.    Inventories, net

Inventories, net consist of the following (Dollars in Millions):

	At December 31, 2006	At June 30, 2007
Raw materials	$107	$126
Work-in-process	30	31
Finished goods	342	348
Reserve	(49)	(43)
	$430	$462

Note 6.    Comprehensive Income

The elements of comprehensive income are presented in the following table (Dollars in Millions):

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2007	Six Months Ended June 30, 2006	Six Months Ended June 30, 2007
Net (loss) income	$(2)	$4	$(8)	$1
Change in foreign currency translation adjustments, net of tax	4	9	8	13
Comprehensive income	$2	$13	$—	$14

Note 7.    Goodwill

The following table summarizes goodwill activity for the first six months of 2007 (Dollars in Millions):

Six Months Ended June 30, 2007
Balance at December 31, 2006	$45
Tax benefit reductions	(11)
Adjustment to tax basis of acquired assets and liabilities due to application of FIN 48	1
Balance at June 30, 2007	$35

In accordance with SFAS No. 109, Accounting for Income Taxes, the tax benefit for the excess of tax-deductible goodwill over the reported amount of goodwill is applied to first reduce the goodwill related to the Acquisition. The tax benefit for the excess of tax deductible goodwill will reduce reported goodwill by approximately $2 million each quarter until goodwill is decreased to zero. Additionally, during the second quarter, we reduced goodwill by $8 million and increased deferred tax assets for adjustments associated with the basis difference between tax deductible goodwill and reported goodwill. Once the reported amount of goodwill is reduced to zero, the remaining tax benefit reduces the basis of the intangible assets. Any remaining tax benefit reduces the income tax provision.

Note 8.    Commitments and Contingencies

At June 30, 2007, the Company had purchase commitments for property, plant and equipment of approximately $6 million. A reconciliation of the changes in our product return reserves is as follows (Dollars in Millions):

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2007
Beginning balance	$19	$18
Amounts charged to expense	27	29
Product returns processed	(27)	(28)
	$19	$19

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

On January 30, 2006, Parker-Hannifin Corporation (‘‘Parker’’) filed a complaint and request for preliminary injunction against Wix Filtration Corp. (‘‘Wix’’), which is a wholly owned subsidiary of Affinia, alleging patent infringement of four US patents held by Parker. These patents cover an oil filter and fuel filter that Parker was selling to Wix for sale into the automotive aftermarket prior to the complaint date. Wix’s response to Parker’s preliminary injunction brief was filed on May 10, 2006 and the preliminary injunction hearing was held on August 23, 2006 in the US District Court for the Eastern District of California. On October 24, 2006, the court denied Parker’s preliminary injunction motion. Wix intends to continue to defend itself vigorously in this suit.

On April 20, 2006, Heritage Equity Group (‘‘Heritage’’) and Beck/Arnley World Parts Corp. (‘‘Beck Arnley’’) filed suit against Affinia in the Rutherford County Chancery Court for the State of

Tennessee. The suit arises out of Affinia’s sale of Beck Arnley to Heritage and damages allegedly arising from a tax election which Affinia was required to make under the Purchase Agreement with Dana. On June 28, 2007, the parties settled this matter which resulted in the lawsuit being dismissed against Affinia in exchange for renegotiated loan terms, which had no impact on our financial statements.

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

Facility	Closure Announcement Date	Date Closed
Southampton (UK)	December 2005	2nd Qtr. 2006
Erie (PA)	March 2006	4th Qtr. 2006
North East (PA)	March 2006	4th Qtr. 2006
McHenry (IL)	March 2006	4th Qtr. 2006
Cambridge (ON, Canada)	September 2006	1st Qtr. 2007
Cuba (MO)	October 2006	2nd Qtr. 2007
Mississauga (ON, Canada)	November 2006	4th Qtr. 2006
St. Catharines (ON, Canada)	June 2006	4th Qtr. 2006
Sudbury (ON, Canada)	March 2007	2nd Qtr. 2007

Facility	Intent to Sell Date	Date Closed
Waupaca (WI)	March 2006	Open

In connection with the comprehensive restructuring, we have recorded $80 million in restructuring costs to date. We recorded $23 million in 2005, $40 million in 2006 and $17 million during the first six months of 2007. The charges relating to the first six months of 2007 were recorded in selling, general and administrative expense and cost of sales which consists of employee termination costs, other exit costs and impairment costs. Severance costs are being accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities and SFAS No. 112, Employers’ Accounting for Postemployment Benefits – an amendment of FASB Statements No. 5 and 43. We currently estimate that we will incur approximately $72 million more of cash and non-cash restructuring costs during 2007 and 2008, aggregating to $152 million of total cash and non-cash restructuring costs.

The following summarizes the restructuring charges and activity for all the Company’s restructuring programs (Dollars in Millions):

Balance at December 31, 2006	$13
Charges to expense:
Employee termination benefits	6
Asset retirements	1
Other expenses	10
Total restructuring expenses	17
Cash payments and asset write-offs:
Cash payments	(23)
Asset retirements	(1)
Balance at June 30, 2007	$6

At June 30, 2007, $6 million of restructuring charges remained in other accrued liabilities, relating to wage and healthcare continuation for severed employees and other termination costs. These remaining benefits are expected to be paid during 2007.

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

Net sales by geographic region were as follows (Dollars in Millions):

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2007	Six Months Ended June 30, 2006	Six Months Ended June 30, 2007
United States	$313	$316	$622	$594
Canada	73	53	140	100
Brazil	58	72	118	130
Other countries	118	133	230	252
	$562	$574	$1,110	$1,076

Long-lived assets by geographic region were as follows (Dollars in Millions):

	December 31, 2006	June 30, 2007
United States	$310	$298
Canada	31	25
Brazil	6	6
Other countries	73	77
	$420	$406

Net sales by geographic region were determined based on origin of sale. Geographic data on long-lived assets are comprised of property, plant and equipment, goodwill, other intangible assets and deferred financing costs.

We offer primarily two types of products: brake and chassis products, which include brake drums, rotors, pads and shoes, hydraulic brake system components, steering, suspension and driveline components; and filtration products, which include oil, fuel, air and other filters. Additionally, we have European products, which mainly consist of our Quinton Hazell European parts operations. Quinton Hazell designs, manufactures, purchases and distributes a wide range of aftermarket replacement motor vehicle components for customers throughout the United Kingdom and Continental Europe, primarily under the Quinton Hazell brand name. The Company’s sales by group of similar products are as follows (Dollars in Millions):

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2007	Six Months Ended June 30, 2006	Six Months Ended June 30, 2007
Brake and Chassis products	$313	$313	$628	$569
Filtration products	181	189	351	367
European products and other	70	74	134	143
Eliminations and other	(2)	(2)	(3)	(3)
	$562	$574	$1,110	$1,076

Note 12.    Stock Option Plans

On July 20, 2005, we adopted a stock incentive plan with a maximum of 227,000 shares of common stock subject to awards. As of June 30, 2007, 224,010 shares had been awarded, which included 33,357 vested shares and 190,653 unvested shares. Additionally, at June 30, 2007 there were 2,990 shares available for future stock option grants. Each option expires August 1, 2015. One-half of the options vest based on the performance of the Company and the remaining portion vests at the end of each year ratably over the period from the year of the grant until December 31, 2009. The exercise price is $100 per option.

We account for our employee stock options under the fair value method of accounting using a Black-Scholes model to measure stock-based compensation expense at the date of grant. Dividend yields were not a factor because there were no cash dividends declared during 2006 and the first six months of 2007. Our weighted-average Black-Scholes fair value assumptions include:

	2006	2007
Effective term	6 years	5 years
Risk free interest rate	4.2%	4.7%
Expected volatility	40.0%	39.0%

The weighted fair value of the options granted was approximately $6 million as of June 30, 2007. The fair value of the stock option grants is amortized to expense over the vesting period. The Company reduces the overall compensation expense by a turnover rate consistent with historical trends. Stock-based compensation expense, which was recorded in selling, general and administrative expenses, and related income tax benefits was less than $1 million for each of the six month periods ending June 30, 2006 and 2007.

Outstanding at December 31, 2005	140,700
Granted	14,060
Forfeited/expired	(5,500)
Outstanding at December 31, 2006	149,260
Granted	82,050
Forfeited/expired	(7,300)
Balance at June 30, 2007	224,010

Note 13.    Financial Information for Guarantors and Non-Guarantors

In connection with the Acquisition on November 30, 2004, Affinia issued $300 million of 9% Senior Subordinated Notes due in 2014 to qualified institutional buyers and certain persons in offshore transactions, which were exchanged for $300 million of 9% Senior Subordinated Notes due 2014 registered under the Securities Act 1933 on November 2, 2005 (the ‘‘Notes’’). The Notes are guaranteed by all of Affinia’s wholly-owned domestic subsidiaries and by Affinia’s direct parent, Affinia Group Intermediate Holdings Inc. (referred to in the following tables as ‘‘Parent’’). These guarantors jointly and severally guarantee Affinia’s obligations under the Notes and such guarantees represent full and unconditional general obligations of each guarantor. In the following tables, ‘‘Issuer’’ refers to Affinia and ‘‘Guarantors’’ refers to Affinia’s subsidiary guarantors. The Parent and the Guarantors also unconditionally guarantee Affinia’s borrowings under its senior secured credit facilities on the same basis.

The following unaudited information presents the Consolidating Condensed Balance Sheets as of December 31, 2006 and June 30, 2007, Consolidating Condensed Statements of Operations for the three and six months ended June 30, 2006 and 2007, and the Consolidating Condensed Statements of Cash Flows for the six months ended June 30, 2006 and 2007 to arrive at the information for the Company on a consolidated basis. Other separate financial statements and other disclosures concerning the Parent and the Guarantors are not presented because management does not believe that such information is material to investors.

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

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor
Unaudited Condensed Consolidating Balance Sheet
June 30, 2007
(Dollars in Millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$14	$—	$30	$—	$44
Accounts receivable	—	27	223	176	—	426
Inventories	—	—	278	184	—	462
Other current assets	—	5	1	23	—	29
Total current assets	—	46	502	413	—	961
Property, plant and equipment, net	—	11	87	90	—	188
Intercompany investments	395	1,051	430	265	(2,141)	—
Intercompany receivables	—	(252)	215	37	—	—
Investments and other assets	—	278	1	19	—	298
Total assets	$395	$1,134	$1,235	$824	$(2,141)	$1,447
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$9	$126	$105	$—	$240
Other accrued liabilities	—	48	37	64	—	149
Accrued payroll and employee benefits	—	11	6	14	—	31
Notes payable and current portion of long-term debt	—	10	—	—	—	10
Total current liabilities	—	78	169	183	—	430
Long-term debt	—	597	—	—	—	597
Deferred employee benefits and noncurrent liabilties	—	12	—	12	—	24
Total liabilities	—	687	169	195	—	1,051
Minority interest in consolidated subsidiaries	—	—	1	—	—	1
Shareholders’ equity	395	447	1,065	629	(2,141)	395
Total liabilities and equity	$395	$1,134	$1,235	$824	$(2,141)	$1,447

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor
Unaudited Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2006
(Dollars in Millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$334	$323	$(95)	$562
Cost of sales	—	—	(235)	(323)	95	(463)
Gross profit	—	—	99	—	—	99
Selling, general and administrative expenses	—	(13)	(39)	(33)	—	(85)
Operating (loss) profit	—	(13)	60	(33)	—	14
Other income, net	—	1	—	1	—	2
Interest expense	—	(15)	—	—	—	(15)
(Loss) income before taxes	—	(27)	60	(32)	—	1
Income tax provision	—	1	—	2	—	3
(Loss) income before equity interest in income	—	(28)	60	(34)	—	(2)
Equity interest in income, net of tax	(2)	33	6	11	(48)	—
Net (loss) income	$(2)	$5	$66	$(23)	$(48)	$(2)

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor
Unaudited Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2006
(Dollars in Millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$664	$633	$(187)	$1,110
Cost of sales	—	—	(495)	(611)	187	(919)
Gross profit	—	—	169	22	—	191
Selling, general and administrative expenses	—	(23)	(83)	(63)	—	(169)
Operating (loss) profit	—	(23)	86	(41)	—	22
Other income, net	—	1	1	2	—	4
Interest expense	—	(29)	—	—	—	(29)
(Loss) income before taxes	—	(51)	87	(39)	—	(3)
Income tax provision	—	—	—	5	—	5
(Loss) income before equity interest in income	—	(51)	87	(44)	—	(8)
Equity interest in income, net of tax	(8)	52	(5)	15	(54)	—
Net (loss) income	$(8)	$1	$82	$(29)	$(54)	$(8)

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor
Unaudited Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2007
(Dollars in Millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$325	$330	$(81)	$574
Cost of sales	—	—	(260)	(298)	81	(477)
Gross profit	—	—	65	32	—	97
Selling, general and administrative expenses	—	(9)	(38)	(32)	—	(79)
Operating (loss) profit	—	(9)	27	—	—	18
Other income, net	—	10	(10)	2	—	2
Interest expense	—	(15)	—	—	—	(15)
(Loss) income before taxes	—	(14)	17	2	—	5
Income tax (benefit) provision	—	(2)	—	3	—	1
(Loss) income before equity interest in income	—	(12)	17	(1)	—	4
Equity interest in income, net of tax	4	18	8	18	(48)	—
Net income (loss)	$4	$6	$25	$17	$(48)	$4

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor
Unaudited Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2007
(Dollars in Millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$614	$619	$(157)	$1,076
Cost of sales	—	—	(481)	(561)	157	(885)
Gross profit	—	—	133	58	—	191
Selling, general and administrative expenses	—	(19)	(76)	(67)	—	(162)
Operating (loss) profit	—	(19)	57	(9)	—	29
Other income, net	—	19	(19)	3	—	3
Interest expense	—	(30)	—	—	—	(30)
(Loss) income before taxes	—	(30)	38	(6)	—	2
Income tax (benefit) provision	—	(4)	—	5	—	1
(Loss) income before equity interest in income	—	(26)	38	(11)	—	1
Equity interest in income, net of tax	1	32	9	23	(65)	—
Net income (loss)	$1	$6	$47	$12	$(65)	$1

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor
Unaudited Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2006
(Dollars in Millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Elimination	Consolidated Total
Operating activities
Net (loss) income	$(8)	$1	$82	$(29)	$(54)	$(8)
Adjustments to reconcile net (loss) income from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	—	5	10	8	—	23
Provision for deferred income taxes	—	(1)	—	(1)	—	(2)
Equity in income	8	(52)	5	(15)	54	—
Change in trade accounts receivable	—	11	(40)	(31)	—	(60)
Change in inventories	—	—	(5)	(4)	—	(9)
Change in other operating assets	—	(6)	(1)	7	—	—
Change in other operating liabilities	—	—	11	8	—	19
Change in other	—	(5)	(59)	73	—	9
Net cash (used in) provided by operating activities	—	(47)	3	16	—	(28)
Investing activities
Proceeds from sale of assets	—	—	—	—	—	—
Additions to property, plant, and equipment	—	(3)	(4)	(5)	—	(12)
Net cash used in investing activities	—	(3)	(4)	(5)	—	(12)
Financing activities
Proceeds from debt	—	13	—	—	—	13
Net cash provided by financing activities	—	13	—	—	—	13
Effect of exchange rates on cash	—	—	—	8	—	8
Change in cash and cash equivalents	—	(37)	(1)	19	—	(19)
Cash and cash equivalents at beginning of period	—	44	1	37	—	82
Cash and cash equivalents at end of period	$—	$7	$—	$56	$—	$63

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor
Unaudited Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2007
(Dollars in Millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Elimination	Consolidated Total
Operating activities
Net income (loss)	$1	$6	$47	$12	$(65)	$1
Adjustments to reconcile net (loss) income from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	—	5	6	5	—	16
Stock-based compensation	—	1	—	—	—	1
Provision for deferred income taxes	—	(6)	—	(6)	—	(12)
Equity in income	(1)	(32)	(9)	(23)	65	—
Change in trade accounts receivable	—	—	(33)	(42)	—	(75)
Change in inventories	—	—	(23)	(9)	—	(32)
Change in other operating assets	—	26	1	(11)	—	16
Change in other operating liabilities	—	(39)	21	48	—	30
Change in other	—	25	(5)	10	—	30
Net cash provided by (used in) operating activities	—	(14)	5	(16)	—	(25)
Investing activities
Proceeds from sale of assets	—	—	2	4	—	6
Additions to property, plant, and equipment	—	(1)	(7)	(6)	—	(14)
Net cash used in investing activities	—	(1)	(5)	(2)	—	(8)
Financing activities
Proceeds from debt	—	10	—	—	—	10
Net cash provided by (used in) financing activities	—	10	—	—	—	10
Effect of exchange rates on cash	—	—	—	(3)	—	(3)
Change in cash and cash equivalents	—	(5)	—	(21)	—	(26)
Cash and cash equivalents at beginning of period	—	19	—	51	—	70
Cash and cash equivalents at end of period	$—	$14	$—	$30	$—	$44

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

Affinia is a global leader in the on and off highway replacement products and services industry. We derive approximately 95% of our sales from this industry and, as a result, are not directly affected by the market cyclicality of the automotive original equipment manufacturers. Our broad range of brake, filtration and chassis products are sold in North America, Europe, South America and Asia. In the first six months of 2007 brake and chassis products and filtration products, which by their nature sustain significant wear and must routinely be replaced, represented 53% and 34% of our net sales, respectively. The remaining 13% of net sales were derived from our European products.

We believe our key advantages as a leading on and off highway replacement products and services company are a broad product offering, quality products, brand recognition (e.g., Wix and Raybestos), value-added services, and distribution and global sourcing capabilities. Due to these key advantages, we believe we hold the number one market position in North America in brake and filtration component sales and the number two market position in North America in chassis component sales. Among the value-added services we bring to our customers are a customer focused sales force, professional tech support, and e-cataloguing to name a few. The value we bring to our customers has been recognized with numerous awards over the last several years. We believe that these key advantages strategically position us for growth in North America and globally.

Positioning through Restructuring

To successfully compete in today’s global market-driven economy, Affinia is focused on being a world class global manufacturer and distributor of on and off highway replacement products and services. The focus in our first two years has been on positioning ourselves through two restructuring plans: (i) a restructuring plan that we announced at the beginning of 2005 as part of the Acquisition, referred to as the acquisition restructuring and (ii) a restructuring plan that we announced at the end of 2005, also referred to as the comprehensive restructuring. During 2005, 2006 and the first six months of 2007 we closed several facilities in connection with our restructuring programs, which has reduced our overall cost structure. We believe these efforts are necessary in order to remain a leader in the on and off highway global replacement products and services industry.

Manufacturing Expansion and Global Growth

We are also focusing on expanding manufacturing capabilities globally to position Affinia to take advantage of global growth opportunities. Our vision is to provide growth for our people, customers and investors. The initial manufacturing expansion and global growth efforts are outlined below:

•	During April 2007 we entered into a joint venture agreement to manufacture brake components in two low cost countries.

•	We are in the process of opening a new filter manufacturing operation in Mexico. We anticipate operations will begin in the third quarter of 2007.

•	We opened a new filter manufacturing plant in Ukraine on April 1, 2007 to help meet increased demand for filtration products in Eastern Europe.

•	We announced in April 2007 a completely re-engineered brake offering to better meet the needs of the distributors and the professional technician. The introduction of our ‘‘1-2-3’’ brake product offering streamlines and simplifies the product offering into a single grade of hydraulics, two grades of rotors and three grades of friction.

Restructuring Activity

The following chart summarizes the comprehensive restructuring activity since the December 2005 announcement of the plan.

Facility	Closure Announcement Date	Date Closed
Southampton (UK)	December 2005	2nd Qtr. 2006
Erie (PA)	March 2006	4th Qtr. 2006
North East (PA)	March 2006	4th Qtr. 2006
McHenry (IL)	March 2006	4th Qtr. 2006
Cambridge (ON, Canada)	September 2006	1st Qtr. 2007
Cuba (MO)	October 2006	2nd Qtr. 2007
Mississauga (ON, Canada)	November 2006	4th Qtr. 2006
St. Catharines (ON, Canada)	June 2006	4th Qtr. 2006
Sudbury (ON, Canada)	March 2007	2nd Qtr. 2007

Facility	Intent to Sell Date	Date Closed
Waupaca (WI)	March 2006	Open

In connection with the comprehensive restructuring, we have recorded $80 million in restructuring costs to date. We recorded $23 million in 2005, $40 million in 2006 and $17 million during the first six months of 2007. We currently estimate that we will incur approximately $72 million more of cash and non-cash restructuring costs during 2007 and 2008, aggregating $152 million of total cash and non-cash restructuring costs.

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

Except for income taxes, there have been no material changes from the methodology applied by management for critical accounting estimates previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The methodology applied to management’s estimate for income taxes changed as of January 1, 2007 due to the implementation of a new accounting interpretation, FIN 48, as described in ‘‘Note 4. Accounting for Uncertainty of Income Taxes.’’ We are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income.

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

Results of Operations

Three months ended June 30, 2006 compared to the three months ended June 30, 2007

The following table summarizes the consolidated results for the three months ended June 30, 2006 and the consolidated results for the three months ended June 30, 2007 (Dollars in Millions):

	Consolidated Three Months Ended June 30, 2006	Consolidated Three Months Ended June 30, 2007	Dollar Change	Percent Change
Net sales
Brake and Chassis products	$313	$313	$—	NM
Filtration products	181	189	8	4%
European products and other	70	74	4	6%
Eliminations and other	(2)	(2)	—	NM
Total net sales	562	574	12	2%
Cost of sales(1)	(463)	(477)	(14)	3%
Gross profit	99	97	(2)	(2%)
Gross margin	18%	17%
Selling, general and administrative expenses(2)	(85)	(79)	6	(7%)
Selling, general and administrative expenses as a percent of sales	15%	14%
Operating profit	14	18	4	29%
Operating margin	2%	3%
Other income, net	2	2	—	NM
Interest expense	(15)	(15)	—	NM
Income before income tax provision	1	5	4	400%
Income tax provision	3	1	(2)	(67%)
Net (loss) income	$(2)	$4	$6	300%

(1)	We recorded $1 million of restructuring costs in cost of sales in the second quarter of 2007.
(2)	We recorded $8 million of restructuring costs in selling, general and administrative expenses for the second quarter of 2006 and 2007, respectively.
NM (Not Meaningful)

Net sales.    Our Brake & Chassis product sales were flat in the second quarter of 2007 in comparison to the second quarter of 2006. The Brazilian product sales increased $14 million and the US and Canadian OEM and comanufacturing (which is defined as buy and sell agreements between competitors) contract sales decreased $16 million in comparison to the prior year second quarter. The Brazilian sales increased in part due to the strengthening of the Real against the US dollar.

Filtration products sales increased in the second quarter of 2007 in comparison to the second quarter of 2006 both domestically and internationally. Sales of filters grew by 44% in Poland and 77% in Venezuela in the second quarter of 2007, which was partially due to the strengthening of currencies against the US dollar. Our filter sales in Poland also increased due to the increased demand for filters in their domestic market, the addition of new products and the expansion into other European markets. Our filter sales in Venezuela increased due to market conditions in the country and a successful focus on heavy duty filtration products. Our US filter operations also increased due to the addition of a new business line with an existing customer and continued growth in our US filtration products. On April 1, 2007 we opened a new plant in Ukraine, which contributed approximately $1 million in sales in this quarter.

Our European product sales also increased in the second quarter of 2007 in comparison to the second quarter of 2006. The increase in sales is mainly due to the Euro and Pound increasing in strength against the US Dollar. Without the strengthening of these currencies, our European product sales would have been slightly down. The slight decrease on a currency adjusted basis in sales is primarily attributed to our U.K. operations. During the second quarter of 2007 our U.K. operations were transitioning to a new and more efficient distribution facility. However, during the transition period our line fill dropped well below normal levels, which had a negative impact on sales. We anticipate that the transition period will be completed during the third quarter and that our line fill will return to normal levels.

Cost of sales/Gross Margin.    The gross margin decreased from 18% in the second quarter of 2006 to 17% in the second quarter of 2007. The decrease in gross margin was due to decreases in our Filtration and European products. The Filtration gross margin decreased in the second quarter due to higher operating costs associated with health care costs and start up costs at our new Ukraine and Mexican filtration facilities. The European products gross margin decreased in the second quarter due to the inefficiencies related to the transition of our U.K. distribution center and lower sales in our U.K. operations. The comprehensive restructuring program is beginning to have a positive effect on brake products gross margin and we anticipate further cost savings over the remaining course of the program.

Selling, general and administrative expenses.    Our selling, general and administrative expenses for the second quarter of 2007 decreased from the second quarter of 2006. The selling, general and administrative costs as a percent of sales are lower in the second quarter of 2007 than the second quarter of 2006. The improved selling, general and administrative costs as a percent of sales was the lowest the company has experienced since 2005. The improved percentage is a result of a concerted effort by management to lower costs, including decreases in advertising expenses, legal and professional expenses, and compensation expenses. A decrease in depreciation also contributed to the decrease in selling, general and administrative expenses. The decreases were partially offset by increases in restructuring expenses and selling expenses related to the conversion of customer stores (change-over) to Affinia products.

Operating profit.    Our operating profit increased in the second quarter of 2007 in comparison to the second quarter of 2006 due to the lower selling, general and administrative expenses.

Income tax provision.    The income tax provision for the second quarter of 2007 was $1 million compared to an income tax provision of $3 million for 2006. The tax provision was higher at this point in 2006 because the expected benefits associated with foreign tax rate differences were recognized later in the year.

Net (loss) income.    The net income increased from a net loss of $2 million in the second quarter of 2006 to net income of $4 million in the second quarter of 2007. The increase in net income is mainly due to the decreased selling, general and administrative expenses and a lower income tax provision in the second quarter of 2007.

Results of Operations

Six months ended June 30, 2006 compared to the six months ended June 30, 2007

The following table summarizes the consolidated results for the six months ended June 30, 2006 and the consolidated results for the six months ended June 30, 2007 (Dollars in Millions):

	Consolidated Six Months Ended June 30, 2006	Consolidated Six Months Ended June 30, 2007	Dollar Change	Percent Change
Net sales
Brake and Chassis products	$628	$569	$(59)	(9%)
Filtration products	351	367	16	5%
European products and other	134	143	9	7%
Eliminations and other	(3)	(3)	—	NM
Total net sales	1,110	1,076	(34)	(3%)
Cost of sales(1)	(919)	(885)	34	(4%)
Gross profit	191	191	—	NM
Gross margin	17%	18%
Selling, general and administrative expenses(2)	(169)	(162)	7	(4%)
Selling, general and administrative expenses as a percent of sales	15%	15%
Operating profit	22	29	7	32%
Operating margin	2%	3%
Other income, net	4	3	(1)	(25%)
Interest expense	(29)	(30)	(1)	3%
(Loss) income before income tax provision	(3)	2	5	167%
Income tax provision	5	1	(4)	(80%)
Net (loss) income	$(8)	$1	$9	113%

(1)	We recorded $1 million of restructuring costs in cost of sales in the first six months of 2007.
(2)	We recorded $14 million and $16 million of restructuring costs in selling, general and administrative expenses for the first six months of 2006 and 2007, respectively.
NM (Not Meaningful)

Net sales.    Our Brake and Chassis product sales decreased in the first six months of 2007 in comparison to 2006. The Brake and Chassis product sales decreased $66 million in US and Canada mainly due to the reasons described below:

•	Some sectors of our retail and traditional channels experienced soft market conditions in the first six months of 2007 in comparison to 2006. These soft market conditions represented 35% of the decrease in sales.

•	As planned, certain unprofitable OEM and comanufacturing contracts have not been renewed thus reducing sales and improving margins. These contracts represented approximately 47% of the decrease in sales.

•	A customer relationship that was terminated in early 2006, representing approximately 15% of the decrease in sales.

Sales in the first six months of 2007 are being compared to a strong first six months of 2006. The first quarter sales in 2007 were 19% lower than the prior year but only 9% lower for the first six months of 2007. Offsetting the impact of the discontinued contracts and relationships described above was a $12 million increase in Brazil, which was in part due to the strengthening of the Real against the US dollar.

Filtration products sales increased in the first six months of 2007 in comparison to the first six months of 2006 both domestically and internationally. Sales of filters in our international markets were strong. Our filter company in Poland has been growing significantly in the last few years. In the first six months of 2007, sales at our filter company in Poland grew by 39% in comparison to the first six months of 2006. On April 1, 2007 we opened a new plant in Ukraine, which contributed approximately $1 million in sales.

European products sales increased in the first six months of 2007 in comparison to the first six months of 2006 due to currency translation gains. Most of the increase in sales is attributed to the Euro and Pound increasing in strength against the US Dollar. Additionally, our sales in Germany and France were strong during the first six months of 2007.

Cost of sales/Gross Margin.    The gross margin for 2007 increased to 18% from 17% in 2006. The comprehensive restructuring program and cost savings programs are the primary drivers behind the improved gross margin.

Selling, general and administrative expenses.    The selling, general and administrative expenses as a percent of sales were 15% for the first six months of 2006 and 2007. Our selling, general and administrative expenses for the first six months of 2007 decreased slightly from the first six months of 2006. During the first six months of 2007 we had decreases in advertising, legal and professional expenses and depreciation. Offsetting these decreases was an increase in restructuring expenses and selling expenses related to the conversion of customer stores (change-over) to Affinia products.

Operating profit.    Our operating profit increased in the first six months of 2007 in comparison to the first six months of 2006 due to the gross margin improvement and the reduction of selling, general and administrative expenses.

Interest expense.    Interest expense in the first six months of 2007 increased marginally in comparison to last year. Interest expense was slightly higher primarily due to a general increase in variable short term interest rates.

Income tax provision.    The income tax provision for the first six months of 2007 was $1 million compared to an income tax provision of $5 million for 2006. The tax provision was higher at this point in 2006 because there was no tax benefit recognized on certain losses incurred by our U.K. subsidiary. These losses resulted from the June 2006 closure of our Southampton (U.K.) plant. Furthermore, the expected benefits associated with foreign tax rate differences were recognized later in 2006.

Net (loss) income.    We increased from a net loss of $8 million to net income of $1 million. The increase in the net income was due to the increase in gross margin, the reduction of selling, general and administrative expenses and a lower income tax provision in the first six months of 2007.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash flow from operations. We also have availability under our revolving credit facility and Receivables Facility (as defined below), subject to certain requirements. Our primary liquidity requirements are expected to be for debt servicing, working capital, restructuring obligations and capital spending. Our liquidity requirements are significant, primarily due to debt service requirements and restructuring.

As of June 30, 2007, we had $607 million in aggregate indebtedness, with an additional $102 million of borrowing capacity available under our revolving credit facility, after giving effect to $23 million in outstanding letters of credit, which reduced the amount available. We had $10 million outstanding under our trade accounts receivable securitization program (the ‘‘Receivables Facility’’) as of June 30, 2007 and no amounts outstanding as of December 31, 2006. The $10 million outstanding was recorded on the balance sheet in current liabilities. The Receivables Facility provides for a maximum capacity of $100 million subject to certain adjustments. In addition, we had cash and cash equivalents of $70 million as of December 31, 2006 and $44 million as of June 30, 2007.

We spent $12 million and $14 million on capital expenditures during the first six months of 2006 and 2007, respectively. Based on the current level of operations, the Company believes that cash flow from operations and available cash, together with available borrowings under its revolving credit facility and Receivables Facility, will be adequate to meet liquidity needs and restructuring plans and to fund planned capital expenditures.

Net cash provided by or used in operating activities

Net cash provided by or used in operating activities for the six months ended June 30, 2006 and 2007 was a $28 million use of cash and a $25 million use of cash, respectively. There were significant changes in the following operating activities:

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2007
Summary of significant changes in operating activities:
Change in net (loss) income	$(8)	$1
Change in trade accounts receivable	(60)	(75)
Change in inventories	(9)	(32)
Change in other operating assets	—	16
Change in other	9	30
Subtotal	(68)	(60)
Other changes in operating activities	40	35
Net cash provided by or (used in) operating activities from cash flow statement	$(28)	$(25)

Trade accounts receivable – The 2006 change in trade accounts receivable was lower than 2007 due to the recording of $10 million in receivables off balance sheet. We had $10 million and $0 million qualify for off balance sheet financing for the six months ended June 30, 2006 and 2007, respectively, under the Receivables Facility program.

Inventories – The change in inventories was a higher use of cash in 2007. Inventory increased $32 million from the end of 2006 in part to the transition in the restructuring program. We have been building inventory as we close plants and transition production to other low cost sources.

Other operating assets – The change in other operating assets was a higher source of cash in 2007. Other operating assets decreased in the current year due to the decrease in a non trade receivable.

Other – The change in other cash flow is primarily attributable to changes in several of our long-term liability accounts, namely deferred federal income taxes and our accrued taxes. Our deferred federal income tax liability increased by approximately $10 million from the end of 2006, which was driven by the increase in other comprehensive income. In addition, other accrued taxes increased by $2 million from the end of 2006.

Net cash used in investing activities

Net cash used in investing activities for the six months ended June 30, 2006 and 2007 was $12 million and $8 million, respectively. We received $6 million for proceeds from sales of assets in the first six months of 2007, as compared to zero in 2006. The increase in proceeds mainly related to the sale of assets as part of the comprehensive restructuring plan.

Net cash provided by or used in financing activities

Net cash provided by (used in) financing activities for the six months ended June 30, 2006 and 2007 was $13 million and $10 million, respectively.

Senior credit facilities.    Our senior credit facilities consist of a revolving credit facility and a term loan facility. Our revolving credit facility provides for loans in a total principal amount of up to $125 million and matures in 2010. Our term loan facility provides for up to $350 million of which $297 million is outstanding at June 30, 2007 and matures in 2011. Proceeds from the term loan were used to fund the Acquisition.

On November 30, 2004, in connection with the Acquisition, Affinia established financing arrangements with third-party lenders (the ‘‘lenders’’) that provide senior credit facilities consisting of a revolving credit facility and a term loan facility that are unconditionally guaranteed by the Company, and certain domestic subsidiaries of Affinia (collectively, the ‘‘Guarantors’’). The repayment of these facilities is secured by substantially all the assets of the Guarantors, including, but not limited to, a pledge of their capital stock and 65 percent of the capital stock of non-US subsidiaries owned directly by the Guarantors. The revolving credit facility, which expires on November 30, 2010, provides for borrowings of up to $125 million through a syndicate of lenders. The revolving credit facility also includes borrowing capacity available for letters of credit. As of June 30, 2007, the Company had $23 million in outstanding letters of credit, none of which had been drawn against. There were no other amounts outstanding under the revolving credit facility at June 30, 2007. The term loan facility provided for a $350 million term loan with a maturity of seven years, of which $297 million was outstanding at June 30, 2007. On December 12, 2005, in connection with the comprehensive restructuring, certain provisions applicable to the senior credit facilities were amended.

The senior credit facilities, as amended, bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (i) the lender’s prime rate and (ii) the federal funds rate plus one-half of 1% or (b) LIBOR rate determined by reference to the costs of funds for deposits in US dollars for the interest period relevant to such borrowing adjusted for certain additional costs. The applicable margin for borrowings under the term loan facility is 2.00% with respect to base rate borrowings and 3.00% with respect to LIBOR borrowings. The applicable margin for borrowings under the revolving credit facility and the term loan facility may be reduced subject to our attaining certain leverage ratios or increased based on certain credit ratings as determined by Moody’s and Standard & Poor’s.

In addition to paying interest on the outstanding principal under the senior credit facilities, we are required to pay a commitment fee, which was less than $1 million in the first six months of 2007 and 2006, to the lenders under the revolving credit facility in respect of the unutilized commitments at a rate equal to 0.50% per annum. We also paid customary letter of credit fees.

The senior credit facilities contain a number of covenants that, among other things and subject to certain exceptions, restrict our ability, and the ability of our subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness (including our senior subordinated notes), pay certain dividends and distributions or repurchase our capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness (including our senior subordinated notes), and change the business conducted by us and our subsidiaries. In addition, the senior credit facilities contain the following financial covenants: a maximum total leverage ratio; a minimum interest coverage ratio; and a maximum capital expenditures limitation. As of June 30, 2007, we were in compliance with all of these covenants. Our covenant compliance levels and ratios for the quarter ended June 30, 2007 are as follows:

	Covenant Compliance Level for the Quarter Ended June 30, 2007	Actual Ratios
Senior Credit Facilities
Minimum Adjusted EBITDA to cash interest ratio	2.25x	2.63x
Maximum net debt to Adjusted EBITDA ratio	5.00x	4.05x

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

The breach of covenants in our senior credit facilities that are tied to ratios based on Adjusted EBITDA could result in a default under those facilities and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under our indenture and trade accounts receivable securitization program. However, EBITDA and Adjusted EBITDA are not recognized terms under US GAAP (Accounting Principles Generally Accepted in the United States) and do not purport to be alternatives to net income as a measure of operating performance. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements. The 2006 Adjusted EBITDA was higher due to an $8 million add back of change over expenses that was not allowed in 2007, pursuant to the senior credit facilities.

The following table reconciles net income to EBITDA and Adjusted EBITDA (Dollars in Millions):

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2007	Six Months Ended June 30, 2006	Six Months Ended June 30, 2007
Net (loss) income	$(2)	$4	$(8)	$1
Interest expense	15	15	29	30
Depreciation and amortization	12	7	23	16
Income tax provision	3	1	5	1
EBITDA	28	27	49	48
Restructuring charges(1)	8	9	14	17
Other adjustments(2)	7	1	8	1
Adjusted EBITDA	$43	$37	$71	$66

(1)	Comprehensive restructuring costs, which are principally related to severance, asset write-downs and related exit costs, are allowed to be added back to EBITDA in accordance with the terms of our senior credit facilities to arrive at adjusted EBITDA. In 2005, we commenced our comprehensive restructuring plan and we anticipate it will mainly occur between 2006 and 2008.
(2)	Certain costs such as other non-recurring charges, which include inventory charges related to the comprehensive restructuring plan, are allowed to be added back to EBITDA in accordance with the terms of our senior credit facilities. Change-over costs of $8 million were added back in the first six months of 2006, which is in accordance with our senior credit facilities. However, the senior credit facilities do not allow for change-over costs to be added back in 2007.

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

Affinia Group Inc., as the receivables collection agent, services, administers and collects the receivables under the receivables purchase agreement for which it receives a monthly servicing fee at a rate of 1.00% per annum of the average daily outstanding balance of receivables. The receivables facility fees include a usage fee paid by the finance subsidiary, that varies based upon the company’s leverage ratio as calculated under the senior credit facilities. Funded amounts under the receivables facility bear interest at a rate equal to the conduit’s pooled commercial paper rate plus the usage fee. At June 30, 2007, the usage fee margin for the receivables facility was 1.25% per annum of the amount funded. In addition, the finance subsidiary is required to pay a fee on the unused portion of the receivables facility that varies based upon the same ratio. At June 30, 2007, the unused fee was 0.50% per annum of the unused portion of the receivables facility.

Availability of funding under the receivables facility depends primarily upon the outstanding trade accounts receivable balance from time to time. Aggregate availability is determined by using a formula that reduces the gross receivables balance by factors that take into account historical default and dilution rates, obligor concentrations, average days outstanding and the costs of the facility. As of June 30, 2007, $273 million of our accounts receivable balance was considered eligible for financing under the program, of which approximately $83 million was available for funding. At June 30, 2007, we had $10 million outstanding under this facility.

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

The Company’s consolidated results of operations and financial position, as reported in US dollars, are also affected by changes in currency exchange rates. The results of operations of non-US dollar functional entities are translated into US dollars for consolidated reporting purposes each period at the average currency exchange rate experienced during the period. To the extent that the US dollar may appreciate or depreciate over time, the contribution of non-US dollar denominated results of operations to the Company’s US dollar reported consolidated earnings will vary accordingly. Therefore, local currency denominated revenue and expenses of our non-US dollar functional operations may have a significant impact on the Company’s sales and, to a lesser extent, consolidated net income trends. In addition, a significant portion of the Company’s consolidated financial position is maintained at foreign locations and is denominated in functional currencies other than the US dollar. These non-US dollar denominated assets and liabilities are translated into US dollars at each respective currency’s exchange rate then in effect at the end of each reporting period, and the financial impact of such translation is reflected within the other comprehensive income component of shareholders’ equity. Accordingly, the amounts shown in our consolidated shareholders’ equity account will fluctuate depending upon the cumulative appreciation or depreciation of the US dollar versus each of the respective functional currencies in which the Company conducts business. Management seeks to mitigate the potential financial impact upon the Company’s consolidated results of operations due to exchange rate changes by engaging in business activities or financial derivative transactions that will generally offset underlying currency exposures. We do not engage in activities solely intended to counteract the impact that changes in currency exchange rates may have upon the Company’s US dollar reported statement of financial condition.

To date, our foreign currency exchange rate risk management efforts have primarily focused upon operationally managing the amount of net non-functional currency monetary assets or liabilities subject to the re-measurement process. In addition, we periodically execute short-term currency exchange rate forward contracts that are intended to mitigate the earnings impact related to the re-valuation of specific monetary assets or liabilities denominated in a currency other than a particular entity’s functional currency. As of June 30, 2007, we had currency exchange rate derivatives with a notional value of $66 million and a fair value net liability of $0.1 million.

Interest rate risk

At June 30, 2007, the Company’s financial position included $307 million of variable rate debt outstanding. Therefore, a hypothetical immediate 1% increase of the average interest rate on this debt would increase the future annual interest expense related to these debt obligations by $3.1 million.

In April 2006, the Company entered into various pay-fixed interest rate swaps having a combined notional value of $150 million to effectively fix the rate of interest on a portion of our variable interest rate senior credit facility until April 30, 2008. The effect of these transactions is to reduce the net annual interest expense impact of a hypothetical immediate 1% increase of the average interest rate on the Company’s $307 million variable rate debt outstanding from $3.1 million to $1.6 million.

Under the provisions of the senior credit facilities with its banks, the Company is required to pay a fixed rate of interest on at least 40% of its debt, consisting of the aggregate obligations under the senior credit facility, our senior subordinated notes and any additional senior subordinated notes that might be issued in the future. At June 30, 2007, approximately 74% of the Company’s total debt obligations were fixed or effectively fixed-rate in nature.

As of June 30, 2007, there was no aggregate fair value related to the interest rate swaps. The potential loss in fair value of these swaps arising from a hypothetical immediate decrease in interest rates of 50 basis points is approximately $0.6 million.

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

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings

Information regarding reportable legal proceedings is contained in Part I, ‘‘Item 3. Legal Proceedings’’ in our Annual Report on Form 10-K for the year ended December 31, 2006. The following describes legal proceedings, if any, that became reportable during the first six months of 2007, and amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such period.

On April 20, 2006, Heritage and Beck Arnley filed suit against Affinia in the Rutherford County Chancery Court for the State of Tennessee. The suit arises out of Affinia’s sale of Beck Arnley to Heritage and damages allegedly arising from a tax election which Affinia was required to make under the Purchase Agreement with Dana. On June 28, 2007, the parties settled this matter which resulted in the lawsuit being dismissed against Affinia in exchange for renegotiated terms, which had no impact on our financial statements.

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
Terry R. McCormack President, Chief Executive Officer, and Director (Principal Executive Officer)
By:	/s/ Thomas H. Madden
Thomas H. Madden Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 9, 2007