Form 10-Q
period 2007-09-30
Affinia Group Intermediate Holdings Inc.
filed 2007-11-09
CIK 1328655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549-1004

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007

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

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

Affinia Group Intermediate Holdings Inc.
Unaudited Condensed Consolidated Balance Sheets
(Dollars in Millions)

	December 31, 2006	September 30, 2007
Assets
Current assets:
Cash and cash equivalents	$70	$59
Trade accounts receivable, less allowances of $5 million, in 2006 and 2007	351	402
Inventories, net	430	497
Other current assets	45	35
Total current assets	896	993
Property, plant and equipment, net	187	186
Goodwill	45	33
Other intangible assets, net	170	164
Deferred financing costs	18	16
Other long-term assets	65	83
Total assets	$1,381	$1,475
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$210	$244
Other accrued liabilities	143	167
Accrued payroll and employee benefits	36	30
Total current liabilities	389	441
Long-term debt	597	597
Other noncurrent liabilities	12	26
Total liabilities	998	1,064
Minority interest in consolidated subsidiaries	2	2
Contingencies and commitments
Common stock, $.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Additional paid in-capital	407	408
Accumulated deficit (includes impact from the application of FIN 48 in 2007 of $1 million)	(39)	(35)
Accumulated other comprehensive income	13	36
Shareholders’ equity	381	409
Total liabilities and shareholders’ equity	$1,381	$1,475

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.
Unaudited Condensed Consolidated Statements of Operations
(Dollars in Millions)

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2007
Net sales	$548	$541	$1,658	$1,617
Cost of sales	(450)	(440)	(1,369)	(1,325)
Gross profit	98	101	289	292
Selling, general and administrative expenses	(76)	(78)	(245)	(240)
Operating profit	22	23	44	52
Other income, net	1	—	5	3
Interest expense	(15)	(15)	(44)	(45)
Income before income tax provision	8	8	5	10
Income tax (benefit) provision	(4)	4	1	5
Net income	$12	$4	$4	$5

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollars in Millions)

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2007
Operating activities
Net income	$4	$5
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	36	25
Stock-based compensation	—	1
Provision for deferred income taxes	(7)	(15)
Change in trade accounts receivable	(49)	(51)
Change in inventories	(12)	(67)
Change in other operating assets	3	10
Change in other operating liabilities	17	52
Change in other	15	37
Net cash provided by (used in) operating activities	7	(3)
Investing activities
Proceeds from sales of assets	2	8
Additions to property, plant and equipment	(17)	(21)
Net cash used in investing activities	(15)	(13)
Financing activities
Short-term debt, net	1	—
Net cash provided by financing activities	1	—
Effect of exchange rate changes on cash	8	5
Change in cash and cash equivalents	1	(11)
Cash and cash equivalents at beginning of the period	82	70
Cash and cash equivalents at end of the period	$83	$59
Supplemental cash flows information
Cash paid during the period for:
Interest	$33	$34
Income taxes	$10	$12

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Description of Business

On July 8, 2004, Affinia Group Inc. (‘‘Affinia’’), a company formed on June 28, 2004, wholly owned by Affinia Group Intermediate Holdings Inc. and controlled by affiliates of The Cypress Group L.L.C. (‘‘Cypress’’), entered into a stock and asset purchase agreement (the ‘‘Stock and Asset Purchase Agreement’’), as amended, with Dana Corporation (‘‘Dana’’). Affinia Group Intermediate Holdings Inc. is wholly owned by Affinia Group Holdings Inc., which is also controlled by Cypress. The Stock and Asset Purchase Agreement provided for the acquisition by Affinia of the outstanding shares of capital stock of certain subsidiaries and certain assets consisting primarily of Dana’s aftermarket business operations, which was completed on November 30, 2004 (the ‘‘Acquisition’’).

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

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and

132(R) (‘‘SFAS No. 158’’). SFAS No. 158 requires that we recognize the overfunded or underfunded status of our defined benefit and retiree medical plans (the ‘‘Plans’’) as an asset or liability on the 2007 year-end balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur. SFAS No. 158 also requires us to measure the funded status of our Plans as of our year-end balance sheet date by no later than December 31, 2008. We are assessing what impact the adoption of this statement will have on our financial position.

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

The Company applied the provisions of FIN 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption and September 30, 2007, was $3 million. As a result of the implementation of FIN 48, the Company recognized a $2 million increase in the liability for unrecognized tax benefits, a $1 million reduction to retained earnings and a $1 million increase to goodwill.

Included in the balance of unrecognized tax benefits at January 1, 2007 and September 30, 2007, are $2 million of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balances of unrecognized tax benefits as of both periods, are $1 million of tax benefits that, if recognized, would result in adjustments to other accounts.

The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties as part of the income tax provision. Upon adoption of FIN 48 on January 1, 2007 and as of September 30, 2007 the Company’s accrual for interest and penalties is less than $1 million.

The Company is subject to taxation in the US and various state and foreign jurisdictions. For jurisdictions in which the Company transacts significant business, tax years ending December 31, 2004 and later remain subject to examination by tax authorities.

On July 12, 2007, the State of Michigan enacted the Michigan Business Tax as the replacement for the Michigan Single Business Tax, effective January 1, 2008. The new legislation imposes two taxes – a modified gross receipts tax and an income tax. The Michigan Business Tax did not have a material impact on the Company’s consolidated financial statements.

On July 2, 2007, a subsidiary of the Company converted from a corporation to a limited liability company. The change in the tax status of the subsidiary resulted in an increase to the Company’s deferred tax liabilities of approximately $1 million. This increase was recognized during the third quarter of 2007.

Note 5.    Inventories, net

Inventories, net consist of the following (Dollars in Millions):

	At December 31, 2006	At September 30, 2007
Raw materials	$107	$130
Work-in-process	30	33
Finished goods	342	375
Reserve	(49)	(41)
	$430	$497

Note 6.    Comprehensive Income

The elements of comprehensive income are presented in the following table (Dollars in Millions):

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2007
Net income	$12	$4	$4	$5
Additional pension liability, net of tax	(1)	—	(1)	—
Change in foreign currency translation adjustments, net of tax	—	10	8	23
Comprehensive income	$11	$14	$11	$28

Note 7.    Goodwill

The following table summarizes goodwill activity for the first nine months of 2007 (Dollars in Millions):

Nine Months Ended September 30, 2007
Balance at December 31, 2006	$45
Tax benefit reductions	(13)
Adjustment to tax basis of acquired assets and liabilities due to application of FIN 48	1
Balance at September 30, 2007	$33

In accordance with SFAS No. 109, Accounting for Income Taxes, the tax benefit for the excess of tax-deductible goodwill over the reported amount of goodwill is applied to first reduce the goodwill related to the Acquisition. The tax benefit for the excess of tax deductible goodwill has decreased reported goodwill by approximately $13 million in the first nine months of 2007. Once the reported amount of goodwill is reduced to zero, the remaining tax benefit reduces the basis of the intangible assets. Any remaining tax benefit reduces the income tax provision.

Note 8.    Commitments and Contingencies

A reconciliation of the changes in our product return reserves is as follows (Dollars in Millions):

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2007
Beginning balance	$19	$18
Amounts charged to expense	38	42
Product returns processed	(38)	(40)
	$19	$20

At September 30, 2007, the Company had purchase commitments for property, plant and equipment of approximately $7 million.

During the first quarter of 2007 we signed a letter of credit in connection with a real estate lease. FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires that this letter of credit be accounted for as a guarantee. The initial recognition and measurement of the fair value of this guarantee resulted in recognizing a $3 million increase in other noncurrent liabilities and other long-term assets.

Note 9.    Legal Proceedings

The Company is party to various pending judicial and administrative proceedings arising in the ordinary course of business. These include, among others, proceedings based on product liability claims and alleged violations of environmental laws.

On March 3, 2006, Dana and forty of its domestic subsidiaries (the ‘‘Debtors’’) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the ‘‘Bankruptcy Code’’) in the United States Bankruptcy Court, Southern District of New York (the ‘‘Court’’) (Case No. 06-10354). The Debtors continue to operate their businesses as ‘‘debtors-in-possession’’ in accordance with applicable provisions of the Bankruptcy Code and orders of the Court. On September 26, 2007 Dana filed an adversary complaint (the ‘‘Dana Complaint’’) against Affinia Group Inc. and Affinia Canada Corp. (Adv. Pr. No. 07-02059) seeking turnover pursuant to the Purchase Agreement and section 542(a) of the Bankruptcy Code of a tax refund in the amount of $32.5 million. Dana alleges that the tax refund is an excluded asset that was not transferred pursuant to the Purchase Agreement. We dispute the allegations in the Dana Complaint and intend to vigorously oppose them. We have included this in other accrued liabilities.

In addition, on October 3, 2007, Dana filed a motion (‘‘Motion’’) pursuant to section 365 of the Bankruptcy Code to reject both the Stock and Asset Purchase Agreement and the Spicer Trademark License Agreement (‘‘Spicer Agreement’’), the rejection of which would enable Dana to disavow and abandon its obligations under these agreements. Pursuant to these agreements, Dana is contractually obligated to, among other things: (a) indemnify us for specified liabilities, including, among others, (i) liabilities arising out of legal proceedings commenced prior to the Acquisition, and (ii) liabilities for death, personal injury or other injury to persons (including, but not limited to, such liabilities that result from human exposure to asbestos) or property damage occurring prior to the Acquisition relating to the use or exposure to any of Dana’s products designed, manufactured, served or sold by Dana; and (b) license our use of the ‘‘Spicer’’ trademark. We intend to vigorously oppose the Motion. However, if Dana prevails on the Motion, it may be discharged entirely from its obligations under these agreements including its obligation to indemnify us for future defense settlements or payments in respect of any claim subject to its indemnification obligations. We may recover less than 100% of any indemnification obligations of Dana existing as of March 3, 2006. We do not know whether any insurance that may have been maintained by Dana will cover the costs for which Dana is contractually obligated to indemnify us. In addition, Dana may be discharged from its obligation to license our use of the ‘‘Spicer’’ trademark and the www.spicerchassis.com domain name. We cannot estimate the impact of Dana failing to honor these and other contractual obligations but such a failure could adversely affect our financial condition and results of operations.

On January 30, 2006, Parker-Hannifin Corporation (‘‘Parker’’) filed a complaint and request for preliminary injunction against Wix Filtration Corp. (‘‘Wix’’), which is a wholly owned subsidiary of Affinia, alleging patent infringement of four US patents held by Parker. These patents cover an oil filter and fuel filter that Parker was selling to Wix for sale into the automotive aftermarket prior to the complaint date. Wix’s response to Parker’s preliminary injunction brief was filed on May 10, 2006 and the preliminary injunction hearing was held on August 23, 2006 in the US District Court for the Eastern District of California. On October 24, 2006, the court denied Parker’s preliminary injunction motion. Wix intends to continue to defend itself vigorously in this suit. Trial in the matter is currently set for May 26, 2008.

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

Facility	Closure Announcement Date	Date Closed
Southampton (UK)	December 2005	2nd Qtr. 2006
Erie (PA)	March 2006	4th Qtr. 2006
North East (PA)	March 2006	4th Qtr. 2006
McHenry (IL)	March 2006	4th Qtr. 2006
St. Catharines (ON, Canada)	June 2006	4th Qtr. 2006
Cambridge (ON, Canada)	September 2006	1st Qtr. 2007
Cuba (MO)	October 2006	2nd Qtr. 2007
Mississauga (ON, Canada)	November 2006	4th Qtr. 2006
Sudbury (ON, Canada)	March 2007	2nd Qtr. 2007
Mishawaka (IN)	October 2007	Open

In other comprehensive restructuring activity, we announced our intent to sell our Waupaca (WI) facility. In addition, Quinton Hazell Automotive Limited (a UK subsidiary) entered into warehousing and distribution agreement with Caterpillar Logistics Services (UK) Limited in 2006. The transition to the new warehousing and distribution center occurred during the second and third quarters of 2007. During this transition period, we began marketing our Nuneaton (UK) distribution facility for sale. In October 2007, we finalized the sale of the facility and we received $6 million and recorded a gain on sale of less than $1 million.

In connection with the comprehensive restructuring, we have recorded $90 million in restructuring costs to date. We recorded $23 million in 2005, $40 million in 2006 and $27 million during the first nine months of 2007. The charges relating to the first nine months of 2007 were recorded in selling, general and administrative expense and cost of sales which consists of employee termination costs, other exit costs and impairment costs. Severance costs are being accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities and SFAS No. 112, Employers’ Accounting for Postemployment Benefits – an amendment of FASB Statements No. 5 and 43. We currently estimate that we will incur approximately $62 million of cash and non-cash comprehensive restructuring plan costs during the remainder of 2007, 2008 and 2009. We continue to expect the total cash and non-cash comprehensive restructuring plan costs to aggregate to $152 million.

The following summarizes the restructuring charges and activity for all the Company’s restructuring programs (Dollars in Millions):

Balance at December 31, 2006		$13
Charges to expense:
Employee termination benefits	15
Asset write-offs expense	1
Other expenses	11
Total restructuring expenses		27
Cash payments and asset write-offs:
Cash payments		(28)
Asset retirements		(1)
Balance at September 30, 2007		$11

At September 30, 2007, $11 million of restructuring charges remained in other accrued liabilities, relating to wage and healthcare continuation for severed employees and other termination costs, which are expected to be paid during 2007 and 2008.

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

Net sales by geographic region were determined based on origin of sale and are as follows (Dollars in Millions):

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2007
United States	$296	$290	$918	$884
Canada	69	45	209	145
Brazil	63	73	181	203
Other countries	120	133	350	385
	$548	$541	$1,658	$1,617

Long-lived assets by geographic region are comprised of property, plant and equipment, goodwill, other intangible assets and deferred financing costs and are as follows (Dollars in Millions):

	December 31, 2006	September 30, 2007
United States	$310	$294
Canada	31	20
Brazil	6	6
Other countries	73	79
	$420	$399

We offer primarily two types of products: brake and chassis products, which include brake drums, rotors, pads and shoes, hydraulic brake system components, steering, suspension and driveline components; and filtration products, which include oil, fuel, air and other filters. Additionally, we have European products, which mainly consist of our Quinton Hazell European parts operations. Quinton Hazell designs, manufactures, purchases and distributes a wide range of aftermarket motor vehicle components for customers throughout the United Kingdom and Continental Europe, primarily under the Quinton Hazell brand name. The Company’s sales by group of similar products are as follows (Dollars in Millions):

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2007
Brake and Chassis products	$306	$287	$934	$856
Filtration products	176	186	527	553
European products	67	70	201	213
Eliminations and other	(1)	(2)	(4)	(5)
	$548	$541	$1,658	$1,617

Note 12.    Stock Option Plans

On July 20, 2005, we adopted a stock incentive plan with a maximum of 227,000 shares of common stock subject to awards. As of September 30, 2007, 224,010 shares had been awarded, which included 33,357 vested shares and 190,653 unvested shares. Additionally, at September 30, 2007 there were 2,990 shares available for future stock option grants. Each option expires August 1, 2015. One-half of the options vest based on the performance of the Company and the remaining portion vests at the end of each year ratably over the period from the year of the grant until December 31, 2009. The exercise price is $100 per option.

We account for our employee stock options under the fair value method of accounting using a Black-Scholes model to measure stock-based compensation expense at the date of grant. Dividend yields were not a factor because there were no cash dividends declared during 2006 and the first nine months of 2007. Our weighted-average Black-Scholes fair value assumptions include:

	2006	2007
Effective term	6 years	5 years
Risk free interest rate	4.2%	4.7%
Expected volatility	40.0%	39.0%

The weighted fair value of the options granted was approximately $6 million as of September 30, 2007. The fair value of the stock option grants is amortized to expense over the vesting period. The Company reduces the overall compensation expense by a turnover rate consistent with historical trends. Stock-based compensation expense, which was recorded in selling, general and administrative expenses, and related income tax benefits was $0.4 million and $0.9 million for the nine month period ending September 30, 2006 and 2007, respectively. The following table summarizes option activity:

Outstanding at December 31, 2005	140,700
Granted	14,060
Forfeited	(5,500)
Outstanding at December 31, 2006	149,260
Granted	82,050
Forfeited	(7,300)
Balance at September 30, 2007	224,010

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

The following unaudited information presents the Consolidating Condensed Balance Sheets as of December 31, 2006 and September 30, 2007, Consolidating Condensed Statements of Operations for the three and nine months ended September 30, 2006 and 2007, and the Consolidating Condensed Statements of Cash Flows for the nine months ended September 30, 2006 and 2007 to arrive at the information for the Company on a consolidated basis. Other separate financial statements and other disclosures concerning the Parent and the Guarantors are not presented because management does not believe that such information is material to investors.

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

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor
Unaudited Condensed Consolidating Balance Sheet
September 30, 2007
(Dollars in Millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$35	$—	$24	$—	$59
Accounts receivable	—	29	206	167	—	402
Inventories	—	—	285	212	—	497
Other current assets	—	6	4	25	—	35
Total current assets	—	70	495	428	—	993
Property, plant and equipment, net	—	11	88	87	—	186
Intercompany investments	409	1,066	431	282	(2,188)	—
Intercompany receivables	—	(287)	220	67	—	—
Investments and other assets	—	272	2	22	—	296
Total assets	$409	$1,132	$1,236	$886	$(2,188)	$1,475
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$10	$120	$114	$—	$244
Other accrued liabilities	—	52	38	77	—	167
Accrued payroll and employee benefits	—	8	7	15	—	30
Total current liabilities	—	70	165	206	—	441
Long-term debt	—	597	—	—	—	597
Deferred employee benefits and noncurrent liabilities	—	13	—	13	—	26
Total liabilities	—	680	165	219	—	1,064
Minority interest in consolidated subsidiaries	—	—	2	—	—	2
Shareholders’ equity	409	452	1,069	667	(2,188)	409
Total liabilities and equity	$409	$1,132	$1,236	$886	$(2,188)	$1,475

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor
Unaudited Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2006
(Dollars in Millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$315	$322	$(89)	$548
Cost of sales	—	—	(271)	(268)	89	(450)
Gross profit	—	—	44	54	—	98
Selling, general and administrative expenses	—	(9)	(31)	(36)	—	(76)
Operating (loss) profit	—	(9)	13	18	—	22
Other income, net	—	—	1	—	—	1
Interest expense	—	(15)	—	—	—	(15)
(Loss) income before taxes	—	(24)	14	18	—	8
Income tax provision	—	(5)	(1)	2	—	(4)
(Loss) income before equity interest in income	—	(19)	15	16	—	12
Equity interest in income, net of tax	12	26	(3)	9	(44)	—
Net income (loss)	$12	$7	$12	$25	$(44)	$12

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor
Unaudited Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2006
(Dollars in Millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$979	$955	$(276)	$1,658
Cost of sales	—	—	(766)	(879)	276	(1,369)
Gross profit	—	—	213	76	—	289
Selling, general and administrative expenses	—	(32)	(114)	(99)	—	(245)
Operating (loss) profit	—	(32)	99	(23)	—	44
Other income, net	—	1	2	2	—	5
Interest expense	—	(44)	—	—	—	(44)
(Loss) income before taxes	—	(75)	101	(21)	—	5
Income tax provision	—	(5)	(1)	7	—	1
(Loss) income before equity interest in income	—	(70)	102	(28)	—	4
Equity interest in income, net of tax	4	78	(8)	24	(98)	—
Net income (loss)	$4	$8	$94	$(4)	$(98)	$4

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor
Unaudited Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2007
(Dollars in Millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$297	$328	$(84)	$541
Cost of sales	—	—	(234)	(290)	84	(440)
Gross profit	—	—	63	38	—	101
Selling, general and administrative expenses	—	(5)	(35)	(38)	—	(78)
Operating (loss) profit	—	(5)	28	—	—	23
Other income, net	—	8	(10)	2	—	—
Interest expense	—	(15)	—	—	—	(15)
(Loss) income before taxes	—	(12)	18	2	—	8
Income tax (benefit) provision	—	(3)	—	7	—	4
(Loss) income before equity interest in income	—	(9)	18	(5)	—	4
Equity interest in income, net of tax	4	15	2	18	(39)	—
Net income (loss)	$4	$6	$20	$13	$(39)	$4

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor
Unaudited Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2007
(Dollars in Millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$911	$947	$(241)	$1,617
Cost of sales	—	—	(715)	(851)	241	(1,325)
Gross profit	—	—	196	96	—	292
Selling, general and administrative expenses	—	(24)	(111)	(105)	—	(240)
Operating (loss) profit	—	(24)	85	(9)	—	52
Other income, net	—	27	(29)	5	—	3
Interest expense	—	(45)	—	—	—	(45)
(Loss) income before taxes	—	(42)	56	(4)	—	10
Income tax (benefit) provision	—	(7)	—	12	—	5
(Loss) income before equity interest in income	—	(35)	56	(16)	—	5
Equity interest in income, net of tax	5	47	11	41	(104)	—
Net income (loss)	$5	$12	$67	$25	$(104)	$5

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor
Unaudited Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2006
(Dollars in Millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Elimination	Consolidated Total
Operating activities
Net income (loss)	$4	$8	$94	$(4)	$(98)	$4
Adjustments to reconcile net income (loss) from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	—	7	17	12	—	36
Provision for deferred income taxes	—	(6)	—	(1)	—	(7)
Equity in income	(4)	(78)	8	(24)	98	—
Change in trade accounts receivable	—	—	(20)	(29)	—	(49)
Change in inventories	—	—	(14)	2	—	(12)
Change in other operating assets	—	(7)	(2)	12	—	3
Change in other operating liabilities	—	4	11	2	—	17
Change in other	—	46	(89)	58	—	15
Net cash (used in) provided by operating activities	—	(26)	5	28	—	7
Investing activities
Proceeds from sale of assets	—	—	—	2	—	2
Additions to property, plant, and equipment	—	(3)	(6)	(8)	—	(17)
Net cash used in investing activities	—	(3)	(6)	(6)	—	(15)
Financing activities
Short-term debt, net	—	1	—	—	—	1
Net cash provided by financing activities	—	1	—	—	—	1
Effect of exchange rates on cash	—	—	—	8	—	8
Change in cash and cash equivalents	—	(28)	(1)	30	—	1
Cash and cash equivalents at beginning of period	—	44	1	37	—	82
Cash and cash equivalents at end of period	$—	$16	$—	$67	$—	$83

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor
Unaudited Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2007
(Dollars in Millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Elimination	Consolidated Total
Operating activities
Net income (loss)	$5	$12	$67	$25	$(104)	$5
Adjustments to reconcile net income (loss) from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	—	8	9	8	—	25
Stock-based compensation	—	1	—	—	—	1
Provision for deferred income taxes	—	(7)	—	(8)	—	(15)
Equity in income	(5)	(47)	(11)	(41)	104	—
Change in trade accounts receivable	—	(2)	(16)	(33)	—	(51)
Change in inventories	—	—	(30)	(37)	—	(67)
Change in other operating assets	—	25	(2)	(13)	—	10
Change in other operating liabilities	—	(36)	17	71	—	52
Change in other	—	64	(27)	—	—	37
Net cash provided by (used in) operating activities	—	18	7	(28)	—	(3)
Investing activities
Proceeds from sale of assets	—	—	3	5	—	8
Additions to property, plant, and equipment	—	(2)	(10)	(9)	—	(21)
Net cash used in investing activities	—	(2)	(7)	(4)	—	(13)
Financing activities
Proceeds from debt	—	—	—	—	—	—
Net cash provided by (used in) financing activities	—	—	—	—	—	—
Effect of exchange rates on cash	—	—	—	5	—	5
Change in cash and cash equivalents	—	16	—	(27)	—	(11)
Cash and cash equivalents at beginning of period	—	19	—	51	—	70
Cash and cash equivalents at end of period	$—	$35	$—	$24	$—	$59

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

Affinia is a global leader in the on and off highway replacement products and services industry. We derive approximately 95% of our sales from this industry and, as a result, are not directly affected by the market cyclicality of the automotive original equipment manufacturers. Our broad range of brake, filtration and chassis products are sold in North America, Europe, South America and Asia. In the first nine months of 2007 brake and chassis products and filtration products, which by their nature sustain significant wear and must routinely be replaced, represented 53% and 34% of our net sales, respectively. The remaining 13% of net sales were derived from our European products.

We believe our key advantages as a leading on and off highway replacement products and services company are a broad product offering, quality products, brand recognition (e.g., Wix and Raybestos), value-added services, and distribution and global sourcing capabilities. Due to these key advantages, we believe we hold the number one market position in North America in brake and filtration component sales and the number two market position in North America in chassis component sales. Among the value-added services we bring to our customers are a customer focused sales force, professional tech support, and e-cataloguing services to name a few. The value we bring to our customers has been recognized with numerous awards over the last several years. We believe that these key advantages strategically position us for growth in North America and globally.

Recent Developments

Prior to October of 2007, we used the Raybestos brand name under a licensing agreement. During the month of October 2007, we purchased the Raybestos brand name from Raybestos Product Company. With the purchase of the brand name we believe we have acquired one of the premier brand names in the aftermarket industry.

Over the last several years, our North American Brake products have experienced intensified competition from low cost offshore suppliers. Our comprehensive global restructuring plan is designed to meet the changing environment for Brake products. We have closed approximately 15 facilities during the last three years and have shifted some of the manufacturing base to countries such as China and Mexico. The Brake products gross margin continues to improve over the prior year. However, weaker than planned Brake products sales volume in 2007 has reduced the impact of cost savings from our comprehensive restructuring plan.

During the current year, our Brake and Chassis product sales have decreased. On a currency adjusted basis our Brake and Chassis product sales have decreased $97 million in comparison to the prior year nine months, which is largely driven by a decrease in U.S. and Canada Brake products. This decrease was partially planned as we exited some unprofitable Original Equipment Manufacturer (‘‘OEM’’) and comanufacturing contracts. Other factors for the decreased sales relate to the termination of a customer relationship and a product backlog which was due to line fill issues that occurred earlier in the year. The line fill issues in part occurred due to the strong orders as a result of our new ‘‘1-2-3’’ brake product offering and the product sourcing transition related to our comprehensive restructuring plan. As of the end of the third quarter, line fill has returned to industry standards.

Positioning through Restructuring

To successfully compete in today’s global market-driven economy, Affinia is focused on being a world class global manufacturer and distributor of on and off highway replacement products and services. The focus in our first three years has been on positioning ourselves through our restructuring programs. We believe these efforts are necessary in order to remain a leader in the on and off highway global replacement products and services industry.

Manufacturing Expansion and Global Growth

We are also focusing on expanding manufacturing capabilities globally to position Affinia to take advantage of global growth opportunities. Our vision is to provide growth for our people, customers and investors. The initial manufacturing expansion and global growth efforts are outlined below:

•	During April 2007 we entered into a joint venture agreement to manufacture brake components in India and China. We anticipate production to begin in the latter part of 2008.

•	We opened a new filter manufacturing operation in Mexico in the third quarter of 2007 and production started in October 2007.

•	We opened a new filter manufacturing plant in Ukraine on April 1, 2007 to help meet increased demand for filtration products in Eastern Europe.

•	In April 2007, we announced a completely re-engineered brake offering to better meet the needs of the distributors and the professional technician. The introduction of our ‘‘1-2-3’’ brake product offering streamlines and simplifies the product offering into a single grade of hydraulics, two grades of rotors and three grades of friction.

Restructuring Activity

In our initial comprehensive restructuring plan announcement we expected the plan to be substantially complete by the end of 2007. We closed several facilities in 2006 and the first half of 2007. However, we were not able to meet the demand in 2007 for our new ‘‘1-2-3’’ brake product offering. To meet demand and retain our high standards for line fill, we were unable to proceed as quickly with the restructuring plan as originally expected. As a result, we believe we are approximately one year behind in our comprehensive restructuring and global growth plan. In connection with the comprehensive restructuring, we have recorded $90 million in restructuring costs to date. We recorded $23 million in 2005, $40 million in 2006 and $27 million during the first nine months of 2007. We currently estimate that we will incur approximately $62 million of cash and non-cash comprehensive restructuring plan costs during the remainder of 2007, 2008 and 2009. We continue to expect the total cash and non-cash comprehensive restructuring plan costs to aggregate to $152 million.

The following chart summarizes the comprehensive restructuring activity since the December 2005 announcement of the plan.

Facility	Closure Announcement Date	Date Closed
Southampton (UK)	December 2005	2nd Qtr. 2006
Erie (PA)	March 2006	4th Qtr. 2006
North East (PA)	March 2006	4th Qtr. 2006
McHenry (IL)	March 2006	4th Qtr. 2006
St. Catharines (ON, Canada)	June 2006	4th Qtr. 2006
Cambridge (ON, Canada)	September 2006	1st Qtr. 2007
Cuba (MO)	October 2006	2nd Qtr. 2007
Mississauga (ON, Canada)	November 2006	4th Qtr. 2006
Sudbury (ON, Canada)	March 2007	2nd Qtr. 2007
Mishawaka (IN)	October 2007	Open

In other comprehensive restructuring activity, we announced our intent to sell our Waupaca (WI) facility in 2006. In addition, Quinton Hazell Automotive Limited (a UK subsidiary) entered into warehousing and distribution agreement with Caterpillar Logistics Services (UK) Limited in 2006. The transition to the new warehousing and distribution center occurred during the second and third quarters of 2007. During this transition period, we began marketing our Nuneaton distribution facility for sale. In October 2007, we finalized the sale of the facility and we received $6 million and recorded a gain on sale of less than $1 million.

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

Results of Operations

Three months ended September 30, 2006 compared to the three months ended September 30, 2007

The following table summarizes the consolidated results for the three months ended September 30, 2006 and the consolidated results for the three months ended September 30, 2007 (Dollars in Millions):

	Consolidated Three Months Ended September 30, 2006	Consolidated Three Months Ended September 30, 2007	Dollar Change	Percent Change
Net sales
Brake and Chassis products	$306	$287	($19)	(6%)
Filtration products	176	186	10	6%
European products	67	70	3	4%
Eliminations and other	(1)	(2)	(1)	NM
Total net sales	548	541	(7)	(1%)
Cost of sales	(450)	(440)	10	2%
Gross profit	98	101	3	3%
Gross margin	18%	19%
Selling, general and administrative expenses(1)	(76)	(78)	(2)	(3%)
Selling, general and administrative expenses as a percent of sales	14%	14%
Operating profit	22	23	1	5%
Operating margin	4%	4%
Other income, net	1	—	(1)	(100%)
Interest expense	(15)	(15)	—	NM
Income before income tax provision	8	8	—	NM
Income tax (benefit) provision	(4)	4	(8)	(200%)
Net income	$12	$4	(8)	(67%)

(1)	We recorded $12 million and $10 million of restructuring costs in selling, general and administrative expenses for the third quarter of 2006 and 2007, respectively.
NM (Not Meaningful)

Net sales.    Our Brake & Chassis product sales decreased in the third quarter of 2007 in comparison to the third quarter of 2006. The Brake and Chassis product sales decreased $29 million, excluding the effects of currency translation, for the reasons described below:

•	Some sectors of our retail and traditional channels experienced soft market conditions in the third quarter of 2007 in comparison to the third quarter of 2006. These soft market conditions represented $10 million of the decrease in sales.

•	As planned, certain unprofitable OEM and comanufacturing contracts have not been renewed, thus reducing sales and improving margins. These contracts represented approximately $23 million of the decrease in sales.

Offsetting the impact of the discontinued contracts and soft market conditions described above was a $4 million increase in export and original equipment service (‘‘OES’’) sales in U.S. and Canada.

Filtration products sales increased in the third quarter of 2007 in comparison to the third quarter of 2006, both domestically and internationally. On a currency adjusted basis, our sales in the third quarter at our filter companies in Poland and Venezuela grew by 14% and 64%, respectively, in comparison to the third quarter of 2006. Our filter sales in Poland increased due to the increased demand for filters in their domestic market, the addition of new products and the expansion into other European markets. Our filter sales in Venezuela increased due to market conditions in the country and a successful focus on heavy duty filtration products. On April 1, 2007 we opened a new plant in Ukraine, which contributed approximately $2 million in sales this quarter.

Our European product sales on a currency adjusted basis decreased $3 million, which was primarily attributed to our U.K. operations. During the second and third quarters of 2007, our U.K. operations have been transitioning to a new and more efficient distribution facility under a logistics outsourcing contract. During the transition period our line fill and delivery service dropped below normal levels, which had a negative impact on sales. By the end of the third quarter our line fill returned to normal levels and we are currently focusing on improving the delivery service.

Cost of sales/Gross margin.    The gross margin in the third quarter increased to 19% from 18% in 2006. This increase in gross margin was due to improvements in our Brake and Chassis products as a result of the comprehensive restructuring program.

Selling, general and administrative expenses.    Our selling, general and administrative expenses for the third quarter of 2007 increased from the third quarter of 2006. The increase was due to workers compensation expense and the conversion of customers (change-over) to Affinia products.

Income tax provision.    Income tax provision for the third quarter of 2007 increased by $8 million from the third quarter of 2006. Higher valuation allowances associated with our UK operations resulted in a $3 million increase. The increased valuation allowance resulted from greater losses than the prior year third quarter. In addition, the change in tax status of a subsidiary during the third quarter of 2007 resulted in a $1 million charge. The remaining increase in the tax provision was largely attributable to a lower estimated effective tax on non-U.S. earnings in the third quarter of 2006 compared to the third quarter of 2007.

Net income.    Net income decreased from $12 million in the third quarter of 2006 to $4 million in the third quarter of 2007. The decrease in net income is due to the increase in tax provision for 2007.

Results of Operations

Nine months ended September 30, 2006 compared to the nine months ended September 30, 2007

The following table summarizes the consolidated results for the nine months ended September 30, 2006 and the consolidated results for the nine months ended September 30, 2007 (Dollars in Millions):

	Consolidated Nine Months Ended September 30, 2006	Consolidated Nine Months Ended September 30, 2007	Dollar Change	Percent Change
Net sales
Brake and Chassis products	$934	$856	$(78)	(8%)
Filtration products	527	553	26	5%
European products	201	213	12	6%
Eliminations and other	(4)	(5)	(1)	(25%)
Total net sales	1,658	1,617	(41)	(2%)
Cost of sales(1)	(1,369)	(1,325)	44	3%
Gross profit	289	292	3	1%
Gross margin	17%	18%
Selling, general and administrative expenses(2)	(245)	(240)	5	2%
Selling, general and administrative expenses as a percent of sales	15%	15%
Operating profit	44	52	8	18%
Operating margin	3%	3%
Other income, net	5	3	(2)	(40%)
Interest expense	(44)	(45)	(1)	2%
Income before income tax provision	5	10	5	100%
Income tax provision	1	5	4	NM
Net income	$4	$5	$1	25%

(1)	We recorded $1 million of restructuring costs in cost of sales in the first nine months of 2007.
(2)	We recorded $26 million of restructuring costs in selling, general and administrative expenses for both the first nine months of 2006 and 2007.
NM (Not Meaningful)

Net sales.    Our Brake and Chassis product sales decreased in the first nine months of 2007 in comparison to 2006. The Brake and Chassis product sales decreased $97 million excluding the effects of currency translation for the reasons described below:

•	Some sectors of our retail and traditional channels experienced soft market conditions in the first nine months of 2007 in comparison to 2006. These soft market conditions represented $32 million of the decrease in sales.

•	As planned, certain unprofitable OEM and comanufacturing contracts have not been renewed, thus reducing sales and improving margins. These contracts represented approximately $55 million of the decrease in sales.

•	A customer relationship was terminated in early 2006, representing approximately $10 million of the decrease in sales.

Filtration products sales increased in the first nine months of 2007 in comparison to the first nine months of 2006, both domestically and internationally. On a currency adjusted basis, our sales in the first nine months at our filter company in Poland and Venezuela grew by 22% and 60%, respectively, in comparison to the first nine months of 2006. Our filter sales in Poland increased due to the increased demand for filters in their domestic market, the addition of new products and the expansion into other European markets. Our filter sales in Venezuela increased due to market conditions in the country and a successful focus on heavy duty filtration products. On April 1, 2007 we opened a new plant in Ukraine, which has contributed approximately $3 million in sales during the first nine months of 2007.

European products sales excluding the effects of currency decreased by $6 million in the first nine months of 2007 in comparison to the first nine months of 2006. The decrease in sales on a currency adjusted basis is primarily attributed to our U.K. operations. During the second and third quarters of 2007, our U.K. operations have been transitioning to a new and more efficient distribution facility and eliminating certain unprofitable products from our product mix. During the transition period our line fill and delivery service has dropped below normal levels, which had a negative impact on sales. By the end of the third quarter our line fill returned to normal levels and we are currently focusing on improving the delivery service.

Cost of sales/Gross margin.    The gross margin for the first nine months of 2007 increased to 18% from 17% in 2006. The comprehensive restructuring program and cost savings programs are the primary drivers behind the improved gross margin.

Selling, general and administrative expenses.    Our selling, general and administrative expenses for the first nine months of 2007 decreased slightly from the first nine months of 2006. During the first nine months of 2007, we had decreases in advertising, legal and professional expenses and compensation expenses. Offsetting these decreases was an increase in selling expenses related to the conversion of customers (change-over) to Affinia products.

Operating profit.    Our operating profit increased in the first nine months of 2007 in comparison to the first nine months of 2006 due to the gross margin improvement and the reduction of selling, general and administrative expenses.

Interest expense.    Interest expense in the first nine months of 2007 increased marginally in comparison to the first nine months of last year. Interest expense was slightly higher primarily due to a general increase in variable short term interest rates.

Income tax provision.    Income tax provision for the first nine months of 2007 was $5 million compared to an income tax provision of $1 million for 2006. Approximately $1 million of the increase was attributable to the change in tax status of a subsidiary during 2007. The remaining increase in tax provision was due to the increase in income before tax provision and a lower estimated tax rate on non-U.S. earnings in 2006 compared to 2007.

Net income.    The increase in the net income was due to the increase in gross margin, and the reduction of selling, general and administrative expenses, partially offset by higher income tax provision in the first nine months of 2007.

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

As of September 30, 2007, we had $597 million in aggregate indebtedness, with an additional $97 million of borrowing capacity available under our revolving credit facility, after giving effect to $28 million in outstanding letters of credit, which reduced the amount available. We had no amounts outstanding under our trade accounts receivable securitization program (the ‘‘Receivables Facility’’) as of September 30, 2007 and December 31, 2006. The Receivables Facility provides for a maximum capacity of $100 million subject to certain adjustments. In addition, we had cash and cash equivalents of $70 million as of December 31, 2006 and $59 million as of September 30, 2007.

We spent $17 million and $21 million on capital expenditures during the first nine months of 2006 and 2007, respectively. Based on the current level of operations, the Company believes that cash flow from operations and available cash, together with available borrowings under its revolving credit facility and Receivables Facility, will be adequate to meet liquidity needs and restructuring plans and to fund planned capital expenditures.

Net cash provided by or used in operating activities

Net cash provided by or used in operating activities for the nine months ended September 30, 2006 and 2007 was a $7 million source of cash, and a $3 million use of cash, respectively. There were significant changes in the following operating activities:

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2007
Summary of significant changes in operating activities:
Net income	$4	$5
Depreciation and amortization	36	25
Change in inventories	(12)	(67)
Change in other operating liabilities	17	52
Change in other	15	37
Subtotal	60	52
Other changes in operating activities	(53)	(55)
Net cash provided by or (used in) operating activities from cash flow statement	$7	$(3)

Depreciation and amortization – Lower levels of capital spending and plant closures have resulted in a $47 million reduction in property, plant and equipment since the end of 2004, which has contributed to the decrease in depreciation expense of $11 million.

Inventories – Inventory increased $67 million from the end of 2006 mainly due to our restructuring program. We have been building inventory as we close plants and transition production to low cost sources.

Other operating liabilities – The change in other operating liabilities was a higher source of cash in 2007 compared to 2006 primarily due to a $34 million increase in accounts payable from the end of 2006. The increase in accounts payable is due to the timing of payments.

Other – The most significant change in other is related to the decrease of a non trade receivable, which was a tax refund from Canada. Refer to Item 1. Legal Proceedings for further information on the tax refund.

Net cash used in investing activities

Net cash used in investing activities for the nine months ended September 30, 2006 and 2007 was $15 million and $13 million, respectively. We received $8 million for proceeds from sales of assets in the first nine months of 2007, as compared to $2 million in 2006. The increase in proceeds mainly related to the sale of assets as part of the comprehensive restructuring plan.

Net cash provided by or used in financing activities

Net cash provided by financing activities for the nine months ended September 30, 2006 was $1 million compared to no activity for the nine months ending September 30, 2007.

Senior credit facilities.    Our senior credit facilities consist of a revolving credit facility and a term loan facility. Our revolving credit facility provides for loans in a total principal amount of up to $125 million and matures in 2010. Our term loan facility provides for up to $350 million of which $297 million is outstanding at September 30, 2007 and matures in 2011. Proceeds from the term loan were used to fund the Acquisition.

On November 30, 2004, in connection with the Acquisition, Affinia established financing arrangements with third-party lenders (the ‘‘lenders’’) that provide senior credit facilities consisting of a revolving credit facility and a term loan facility that are unconditionally guaranteed by the Company, and certain domestic subsidiaries of Affinia (collectively, the ‘‘Guarantors’’). The repayment of these facilities is secured by substantially all the assets of the Guarantors, including, but not limited to, a pledge of their capital stock and 65 percent of the capital stock of non-US subsidiaries owned directly by the Guarantors. The revolving credit facility, which expires on November 30, 2010, provides for borrowings of up to $125 million through a syndicate of lenders. The revolving credit facility also includes borrowing capacity available for letters of credit. As of September 30, 2007, the Company had $28 million in outstanding letters of credit, none of which had been drawn against. There were no other amounts outstanding under the revolving credit facility at September 30, 2007. The term loan facility provided for a $350 million term loan with a maturity of seven years, of which $297 million was outstanding at September 30, 2007. On December 12, 2005, in connection with the comprehensive restructuring, certain provisions applicable to the senior credit facilities were amended.

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

In addition to paying interest on the outstanding principal under the senior credit facilities, we are required to pay a commitment fee, which was less than $1 million in the first nine months of 2007 and 2006, to the lenders under the revolving credit facility in respect of the unutilized commitments at a rate equal to 0.50% per annum. We also paid customary letter of credit fees.

The senior credit facilities contain a number of covenants that, among other things and subject to certain exceptions, restrict our ability, and the ability of our subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness (including our senior subordinated notes), pay certain dividends and distributions or repurchase our capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness (including our senior subordinated notes), and change the business conducted by us and our subsidiaries. In addition, the senior credit facilities contain the following financial covenants: a maximum total leverage ratio; a minimum interest coverage ratio; and a maximum capital expenditures limitation. As of September 30, 2007, we were in compliance with all of these covenants. Our covenant compliance levels and ratios for the quarter ended September 30, 2007 are as follows:

	Covenant Compliance Level for the Quarter Ended September 30, 2007	Actual Ratios
Senior Credit Facilities
Minimum Adjusted EBITDA to cash interest ratio	2.25x	2.47x
Maximum net debt to Adjusted EBITDA ratio	4.50x	4.21x

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

The breach of covenants in our senior credit facilities that are tied to ratios based on Adjusted EBITDA could result in a default under those facilities and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under our indenture and trade accounts receivable securitization program. However, EBITDA and Adjusted EBITDA are not recognized terms under US GAAP (Accounting Principles Generally Accepted in the United States) and do not purport to be alternatives to net income as a measure of operating performance. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements. The 2006 Adjusted EBITDA was partially higher due to an $8 million add back of change- over expenses that was not allowed in 2007, pursuant to the senior credit facilities.

The following table reconciles net income to EBITDA and Adjusted EBITDA (Dollars in Millions):

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2007
Net income	$12	$4	$4	$5
Interest expense	15	15	44	45
Depreciation and amortization	13	9	36	25
Income tax (benefit) provision	(4)	4	1	5
EBITDA	36	32	85	80
Restructuring charges(1)	12	10	26	27
Other adjustments(2)	1	(1)	9	—
Adjusted EBITDA	$49	$41	$120	$107

(1)	Comprehensive restructuring costs, which are principally related to severance, asset write-downs and related exit costs, are allowed to be added back to EBITDA in accordance with the terms of our senior credit facilities to arrive at adjusted EBITDA. In 2005, we commenced our comprehensive restructuring plan and we anticipate it occurring between 2006 and 2009.
(2)	Certain costs such as other non-recurring charges, which include inventory charges related to the comprehensive restructuring plan, are allowed to be added back to EBITDA in accordance with the terms of our senior credit facilities. Change-over costs of $8 million were added back in the first nine months of 2006, which is in accordance with our senior credit facilities. However, the senior credit facilities do not allow for change-over costs to be added back in 2007.

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

Affinia Group Inc., as the receivables collection agent, services, administers and collects the receivables under the receivables purchase agreement for which it receives a monthly servicing fee at a rate of 1.00% per annum of the average daily outstanding balance of receivables. The receivables facility fees include a usage fee paid by the finance subsidiary, that varies based upon the company’s leverage ratio as calculated under the senior credit facilities. Funded amounts under the receivables facility bear interest at a rate equal to the conduit’s pooled commercial paper rate plus the usage fee. At September 30, 2007, the usage fee margin for the receivables facility was 1.25% per annum of the amount funded. In addition, the finance subsidiary is required to pay a fee on the unused portion of the receivables facility that varies based upon the same ratio. At September 30, 2007, the unused fee was 0.50% per annum of the unused portion of the receivables facility.

Availability of funding under the receivables facility depends primarily upon the outstanding trade accounts receivable balance from time to time. Aggregate availability is determined by using a formula that reduces the gross receivables balance by factors that take into account historical default and dilution rates, obligor concentrations, average days outstanding and the costs of the facility. As of September 30, 2007, $255 million of our accounts receivable balance was considered eligible for financing under the program, of which approximately $79 million was available for funding. At September 30, 2007, we had no amount outstanding under this facility.

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

The results of operations and financial position of each of our operations are measured in their respective local (functional) currency. Business transactions denominated in currencies other than an operation’s functional currency produce foreign exchange gains and losses, as a result of the re-measurement process, as described in SFAS No. 52, Foreign Currency Translation. To the extent that net monetary assets or liabilities denominated in a non-local currency are generated, changes in an entity’s functional currency exchange rate versus each currency in which an entity transacts business have a varying impact on an entity’s results of operations and financial position, as reported in functional currency terms. Therefore, for entities that transact business in multiple currencies, we seek to minimize the net amount of revenue or expense denominated in non-local currencies. However, in the normal course of conducting international business, some amount of non-local currency exposure will exist. Therefore, management monitors these exposures and engages in business activities or financial hedge transactions intended to mitigate the potential financial impact due to changes in the respective exchange rates.

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

To date, our foreign currency exchange rate risk management efforts have primarily focused upon operationally managing the amount of net non-functional currency monetary assets or liabilities subject to the re-measurement process. In addition, we periodically execute short-term currency exchange rate forward contracts that are intended to mitigate the earnings impact related to the re-valuation of specific monetary assets or liabilities denominated in a currency other than a particular entity’s functional currency. As of September 30, 2007, we had currency exchange rate derivatives with a notional value of $97.1 million and a fair value net asset of $2.0 million.

Interest rate risk

At September 30, 2007, the Company’s financial position included $297 million of variable rate debt outstanding. Therefore, a hypothetical immediate 1% increase of the average interest rate on this debt would increase the future annual interest expense related to these debt obligations by $3.0 million.

In April 2006, the Company entered into pay-fixed interest rate swaps that effectively lock the amount of interest expense related to the first $150 million of our variable interest rate senior credit facility through April 30, 2008. In addition, during the third-quarter of 2007, the Company executed forward-starting pay-fixed interest rate swaps to effectively fix the net interest expense related to $150 million of our credit facility for the period following April 30, 2008 and ending on April 30, 2010.

The effect of these transactions is to reduce the net annual interest expense impact of a hypothetical immediate 1% increase of the average interest rate on the Company’s $297 million variable rate debt outstanding from $3.0 million to $1.5 million.

Under the provisions of the senior credit facilities with its banks, the Company is required to pay a fixed rate of interest on at least 40% of its debt, consisting of the aggregate obligations under the senior credit facility, the senior subordinated notes and any additional senior subordinated notes that might be issued in the future. At September 30, 2007, approximately 75% of the Company’s total debt obligations were fixed or effectively fixed-rate in nature.

As of September 30, 2007, the aggregate fair market value related of the interest rate swaps was approximately $0.6 million liability. The potential loss in fair value of these swaps arising from a hypothetical immediate decrease in interest rates of 50 basis points is approximately $1.7 million.

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

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings

Information regarding reportable legal proceedings is contained in Part I, ‘‘Item 3. Legal Proceedings’’ in our Annual Report on Form 10-K for the year ended December 31, 2006. The following describes legal proceedings, if any, that became reportable during the first nine months of 2007, and amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such period.

On March 3, 2006, Dana and forty of its domestic subsidiaries (the ‘‘Debtors’’) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the ‘‘Bankruptcy Code’’) in the United States Bankruptcy Court, Southern District of New York (the ‘‘Court’’) (Case No. 06-10354). The Debtors continue to operate their businesses as ‘‘debtors-in-possession’’ in accordance with applicable provisions of the Bankruptcy Code and orders of the Court. On September 26, 2007 Dana filed an adversary complaint (the ‘‘Dana Complaint’’) against Affinia Group Inc. and Affinia Canada Corp. (Adv. Pr. No. 07-02059) seeking turnover pursuant to the Purchase Agreement and section 542(a) of the Bankruptcy Code of a tax refund in the amount of $32.5 million. Dana alleges that the tax refund is an excluded asset that was not transferred pursuant to the Purchase Agreement. We dispute the allegations in the Dana Complaint and intend to vigorously oppose them. We have included this in other accrued liabilities.

In addition, on October 3, 2007, Dana filed a motion (‘‘Motion’’) pursuant to section 365 of the Bankruptcy Code to reject both the Stock and Asset Purchase Agreement and the Spicer Trademark License Agreement (‘‘Spicer Agreement’’), the rejection of which would enable Dana to disavow and abandon its obligations under these agreements. Pursuant to these agreements, Dana is contractually obligated to, among other things: (a) indemnify us for specified liabilities, including, among others, (i) liabilities arising out of legal proceedings commenced prior to the Acquisition, and (ii) liabilities for death, personal injury or other injury to persons (including, but not limited to, such liabilities that result from human exposure to asbestos) or property damage occurring prior to the Acquisition relating to the use or exposure to any of Dana’s products designed, manufactured, served or sold by Dana; and (b) license our use of the ‘‘Spicer’’ trademark. We intend to vigorously oppose the Motion. However, if Dana prevails on the Motion, it may be discharged entirely from its obligations under these agreements including its obligation to indemnify us for future defense settlements or payments in respect of any claim subject to its indemnification obligations. We may recover less than 100% of any indemnification obligations of Dana existing as of March 3, 2006. We do not know whether any insurance that may have been maintained by Dana will cover the costs for which Dana is contractually obligated to indemnify us. In addition, Dana may be discharged from its obligation to license our use of the ‘‘Spicer’’ trademark and the www.spicerchassis.com domain name. We cannot estimate the impact of Dana failing to honor these and other contractual obligations but such a failure could adversely affect our financial condition and results of operations.

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

Date: November 9, 2007