Form 10-K
period 2007-12-31
Affinia Group Intermediate Holdings Inc.
filed 2008-03-11
CIK 1328655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer. See definitions of ‘‘large accelerated filer’’, ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated Filer
Non-accelerated filer	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes             No

There were 1,000 shares outstanding of the registrant’s common stock as of March 11, 2008 (all of which are privately owned and not traded on a public market).

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and other important factors include, among others: our substantial leverage; limitations on flexibility in operating our business contained in our debt agreements; pricing pressures; the shift in demand from premium to economy products; our dependence on our largest customers; changing distribution channels; increasing costs for manufactured components, raw materials, crude oil and energy prices; our ability to achieve cost savings from our restructuring; the consolidation of distributors; risks associated with our non-U.S. operations; product liability and customer warranty and recall claims; changes to environmental and automotive safety regulations; non-performance by, or insolvency of, our suppliers or our customers; the threat of work stoppages and other labor disputes; challenges to our intellectual property portfolio; and our exposure to an economic recession. Additionally, there may be other factors that could cause our actual results to differ materially from the forward-looking statements.

PART I.

Item 1.	Business

The Company

Affinia is a global leader in the on and off-highway replacement products and services industry. We derive approximately 96% of our sales from this industry and, as a result, are not directly affected by the market cyclicality of the automotive original equipment manufacturers. Our company products consist primarily of brake, chassis, and filtration products. The following chart illustrates the aggregation of net sales by product grouping together with a representative brand.

Our brands include WIX®, Raybestos®, McQuay-Norris®, Nakata®, Quinton Hazell®, Filtron® and Brake Pro®. Additionally, we provide private label offerings for NAPA®, CARQUEST® and ACDelco® and other customers and co-branded offerings for Federated Auto Parts (‘‘Federated’’) and Automotive Distribution Network (‘‘ADN’’). For the year ended December 31, 2007, our net sales were approximately $2.1 billion.

History and Ownership

Affinia Group Inc., a Delaware corporation formed on June 28, 2004 and controlled by affiliates of The Cypress Group L.L.C. (‘‘Cypress’’), entered into a stock and asset purchase agreement, as amended (the ‘‘Purchase Agreement’’), with Dana Corporation (‘‘Dana’’). Affinia Group Inc. is a wholly-owned subsidiary of Affinia Group Intermediate Holdings Inc. The Purchase Agreement provided for the acquisition by Affinia Group Inc. of substantially all of Dana’s aftermarket business operations (the ‘‘Acquisition’’). The Acquisition was completed on November 30, 2004, for a purchase price of $1.0 billion.

All references in this report to ‘‘Affinia,’’ ‘‘Company,’’ ‘‘we,’’ ‘‘our,’’ and ‘‘us’’ mean, unless the context indicates otherwise, Affinia Group Intermediate Holdings Inc. and its subsidiaries on a consolidated basis.

As a result of the Acquisition, investment funds controlled by Cypress hold approximately 61% of the common stock of Affinia Group Holdings Inc. (the ‘‘Affinia Group’’), which directly owns 100% of our common stock, and therefore Cypress controls us. The other Affinia Group Holdings Inc. initial investors are the following: OMERS Administration Corporation (formerly known as Ontario Municipal Employees Retirement Board), California State Teachers Retirement System, The Northwestern Mutual Life Insurance Company and Stockwell Capital.

On December 15, 2005, Affinia Group, our parent company, entered into stockholder and other agreements with certain officers, directors and key employees (collectively, the ‘‘Executives’’) of the Company and Affinia Group Intermediate Holdings Inc., pursuant to which those Executives purchased an aggregate of 9,520 shares (the ‘‘Shares’’) of Affinia Group’s common stock for $100 per Share in cash. Affinia Group received aggregate proceeds of $952,000 as a result of the offering, which was made pursuant to the Affinia Group’s 2005 Stock Incentive Plan. During 2007, Affinia Group purchased from one of the key Executives 250 shares. Therefore, as of December 31, 2007 the Executives owned 9,270 shares, which aggregates to $927,000 of proceeds.

Ownership Structure

(1)	The seller note was issued by Affinia Group Holdings Inc. Affinia Group Inc. and the guarantors of its senior subordinated notes have no obligations with respect to the seller note. The seller note has a face amount of $74.5 million and had an estimated fair value of $50 million at the closing of the Acquisition.
(2)	The guarantors of the outstanding senior subordinated notes guarantee our senior credit facilities on a senior secured basis.
(3)	The receivables facility provides for up to $100 million of funding, based on availability of eligible receivables. Because sales of receivables under the receivables facility depend on the availability of eligible receivables, the amount of available funding under such facility fluctuates over time. See ‘‘Management’s Discussion and Analysis of Financial Conditions and Results—Liquidity and Capital Resources’’ and ‘‘Note 8. Securitization of Accounts Receivable.’’

Overview

Our extensive product offering fits nearly every car, truck, off-highway and agricultural make and model on the road, allowing us to serve as a full line supplier to our customers for our product categories. These customers primarily comprise large aftermarket distributors and retailers selling to professional technicians or installers. Our customer base also includes original equipment service (‘‘OES’’) participants. Many of our customers are leading aftermarket companies, including NAPA, CARQUEST, Aftermarket Auto Parts Alliance (the ‘‘Alliance’’), Uni-Select Inc., O’Reilly Auto Parts, CSK Auto, Inc. (‘‘CSK’’) and Federated Auto Parts. As an active participant in the aftermarket for more than 60 years, we have developed many long-standing customer relationships.

We derived approximately 96% of our 2007 net sales from the on and off-highway replacement products and services industry, which is also referred to as the aftermarket. We believe that the aftermarket will continue to grow steadily as a result of increases in (1) the light vehicle population, (2) the average age of light vehicles and (3) the total number of vehicle miles driven per year. The aftermarket has also grown due to the overall vehicle fleet mix consisting of more SUVs and lighter trucks. SUVs and the lighter truck sales have decreased in recent years due to higher energy costs; however, the overall fleet mix is still at the highest level it has been in any 10 year period. SUVs and lighter trucks place greater wear on components such as brake systems and chassis components. According to Automotive Aftermarket Industry Association, the U.S. aftermarket grew by 4% during 2007.

Sales by Region

Our broad range of brake, chassis and filtration products are primarily sold in North America, Europe and South America. We are also focusing on expanding manufacturing capabilities globally to position Affinia to take advantage of global growth opportunities. Currently, we are sourcing product from Asia. In the future we plan to sell our broad product offering in the Asian markets. The percentage of sales by geographic region for 2007 is outlined in the chart below (Refer to Note 17 Segment Information).

North America

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

Over the last several years, domestic production has been diminishing due to price sensitivity in the market. To meet our customers’ needs and continue to be a leader in the aftermarket we have initiated restructuring plans to consolidate domestic production and shift a significant portion of our manufacturing base to lower cost countries. We already have a presence in China, Mexico, India and Ukraine. Not only do we plan to increase our manufacturing capabilities globally, but we also intend to grow our business in those new markets. To continue to be a full product line leader in our industry we will continue to research and develop, design, and manufacture products domestically and globally.

South America

We have manufacturing and distribution operations in Brazil, Argentina, Uruguay and Venezuela. We manufacture and/or distribute filters, brakes, pumps and other aftermarket components in South America. Our South American operations manufacture and distribute product mostly in their domestic markets. We believe we hold the # 3 position as a distributor of aftermarket parts in Brazil.

Europe

In Europe, we have two significant operations: Filtron, which manufactures filters in Poland and Ukraine, and Quinton Hazell which manufactures and distributes aftermarket products throughout Europe. We believe Filtron holds the #1 position in filters in Poland. Over 50% of Filtron products are exported to Germany, Great Britain, France, Ireland, Sweden, Switzerland, Russia, Italy, Bulgaria, the Czech Republic, Ukraine, Hungary, the United States and Africa. Quinton Hazell designs, manufactures, purchases and distributes a wide range of aftermarket replacement motor vehicle products for customers throughout the United Kingdom and Continental Europe, primarily under the Quinton Hazell brand name. It is focused on supplying Europe’s independent regional aftermarket suppliers as a ‘‘one-stop shop’’. Its products include cooling, transmission, steering and suspension, brake, shock absorber, electrical and filter products. In addition to the Quinton Hazell brand, Quinton Hazell supplies products under nine other subordinate brands targeting specific industry segments and/or geographies.

Restructuring

    In 2005, we announced two restructuring plans: (i) a restructuring plan that we announced at the beginning of 2005 as part of the Acquisition, referred to as the acquisition restructuring and (ii) a restructuring plan that we announced at the end of 2005, referred to as the comprehensive restructuring. During the last three years we have rationalized and consolidated many of our facilities and have shifted some production to low cost sources. We have closed 29 facilities over the last three years in connection with the restructuring plans. We completed the acquisition restructuring plan in 2005 and we anticipate finishing the comprehensive restructuring plan by the end of 2009. As of the end of 2007, we have completed 66% of the planned $152 million comprehensive restructuring activities. We expect that the major components of the plan will be employee severance costs, asset impairment charges related to fixed assets, and other costs such as environmental remediation, site clearance and repair costs, each of which should represent approximately 38%, 20% and 42% respectively, of the total $152 million.

Industry

The statements regarding industry outlook, trends, the future development of certain aftermarket products and other non-historical information contained in this section are forward-looking statements.

Aftermarket products can be classified into three primary groups: routine service parts, wear parts and components that commonly fail. We primarily compete in the routine service parts and wear parts product categories.

We believe the overall U.S. motor vehicle aftermarket was approximately $139 billion in aggregate wholesale sales in 2007. We estimate that the demand for our primary aftermarket products,

which consists of brake system parts, steering and suspension parts and general service parts industry categories (which mainly includes filtration and battery products), in the U.S. was approximately $10 billion in aggregate wholesale sales. We have a significant presence in filtration products and no presence in the battery market. We are one of the largest participants, offering a full line of quality products within these product categories. To facilitate efficient inventory management, many of our customers rely on larger suppliers like us to have full product line offerings, consistent value-added services and timely delivery. There are important advantages to having meaningful size and scale in the aftermarket, including the ability to support significant distribution operations, offer sophisticated supply chain management capabilities and provide broad product line offerings.

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

We believe that the growth in aftermarket product sales has been driven by the following key factors:

Increasing Light Vehicle Population.    U.S. light vehicle population has been increasing steadily in recent years, driven principally by population growth and the increase in average vehicles in service per person. As of 2006, there were over 245 million vehicles in operation in the United States. This figure has risen steadily each year, increasing by a total of 18% from approximately 208 million vehicles in use in 1999.

Increasing Average Age of Vehicles.    As of 2006, the average light vehicle age in the United States was approximately 9.5 years, compared to an average of approximately 8.5 years in 1997. As average vehicle age continues to rise, the use of aftermarket parts is expected to continue to increase.

Increasing Average and Total Miles Driven.    In the United States, total light vehicle miles driven rose from 2.5 trillion in 1996 to 3.0 trillion in 2006. We believe, according to industry sources, that average annual miles driven increased by 1% in 2007.

Increase in number of SUVs, Cross-Over Vehicles and Light Trucks.    The Automotive Aftermarket Industry Association estimates that the number of SUVs, light trucks and crossover vehicles currently in operation in the United States has increased 23% from 1997 to 2006. Since the current fleet mix consists of larger and heavier vehicles which place more wear on brake systems and chassis components, increases in the number of these vehicles are expected to result in corresponding growth in the sale of aftermarket brake and chassis components. SUVs and the lighter truck sales have decreased recently due to higher energy costs; however, the overall fleet mix is still at the highest level it has been in any 10 year period. We expect the increasing prevalence of light trucks to increase the demand for filtration products due to increased use of diesel engines in trucks, which require more complex filtration and more frequent maintenance. Also, the percentage of light vehicles in operation that use disc brakes, rather than drum brakes, continues to grow and is eventually expected to include all light vehicles. Smaller and lighter weight disc brake systems have shorter operational lives than drum brakes, and therefore require more frequent replacement.

Products

Our principal product areas are described below:

Product	2007 Net Sales (Dollars in Millions)	Percent of 2007 Net Sales	Representative Brands	Product Description
Brake products	$690	32%	Raybestos, NAPA, CARQUEST, AIMCO and ACDelco	Drums, rotors, calipers, pads and shoes and hydraulic components
Filtration products	728	34%	WIX, FILTRON, NAPA and CARQUEST	Oil, fuel, air, hydraulic and other filters for light-, medium- and heavy-duty vehicle applications
Chassis products	150	7%	Raybestos*, Spicer* Chassis, NAPA Chassis, McQuay-Norris, ACDelco and Nakata	Steering, suspension and driveline components
Commercial Distribution South America products	301	14%	Nakata, Urba	Steering, suspension, driveline components, brakes, fuel and water pumps and other aftermarket products
Commercial Distribution Europe products	281	13%	Quinton Hazell and other	Various European and other foreign nameplate aftermarket products
Corporate and other	(12)
Total net sales	$2,138

*	We will start utilizing the strong aftermarket name of Raybestos as we transition from the use of the Spicer name on the sale of our Chassis products in 2008.

Brake Products.    We are a leading designer, manufacturer, marketer and distributor of a broad range of brake products for the aftermarket. Based on 2007 net sales, we believe we hold the #1 market position in North America for brake components. Our products include master cylinders, wheel cylinders, hardware and hydraulics, drums, shoes, linings, bonded/riveted segments, rotors, brake pads, calipers and castings. We sell our brake products into the three primary distribution channels—traditional, retail and OES.

We have an extensive offering of high quality, premium brake products. These brake products are sold under our leading premium brand name, Raybestos. We believe the Raybestos brand is the most recognized brake product brand in the aftermarket. In addition to our own brands, we also provide private label offerings for NAPA, CARQUEST, ACDelco® and other customers and co-branded offerings for Federated Auto Parts (‘‘Federated’’) and Automotive Distribution Network (‘‘ADN’’).

Aftermarket customers rely on our expertise for product design and engineering. These customers are highly focused on delivery time for their unpredictable and changing volume requirements, as they prefer to carry lower inventory levels while demanding full product coverage of different makes and models.

This product category has and is expected to continue to have one of the highest growth rates in the aftermarket due to the increased number of SUVs, cross-over vehicles and other heavy vehicles which tend to generate greater wear of brake system products. SUVs and light truck sales have decreased recently due to higher energy costs; however, the overall fleet mix is still at the highest level it has been in any 10 year period.

Filtration Products.    We are a leading designer, manufacturer, marketer and distributor of a broad range of filtration products for the aftermarket. Based on 2007 net sales, we believe we hold the #1 market position in North America. In addition, we also manufacture filtration products in Europe and South America. We are one of the few aftermarket suppliers of both heavy-duty and light-duty filters, which helps secure our leading market position. Our filtration product lines include oil, fuel, air and other filters for automobiles, trucks and off-road equipment. We sell our filtration products primarily into the traditional channel and, to a lesser extent, into the OES channel.

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

Chassis Products.    We are a leading designer, manufacturer, marketer and distributor of a broad range of chassis products for the aftermarket. Based on 2007 net sales, we believe we hold the #2 market position in North America for chassis products. Our chassis parts include steering, suspension and driveline products such as ball joints, tie rods, Pitman arms, idler arms, drag links, control arms, center links, stabilizers and other related parts. In addition to our own brands, including Nakata and McQuay-Norris, we provide private label products for NAPA and other customers. We sell our chassis products into the three primary distribution channels—traditional, retail and OES.

Chassis products by their nature wear out and need to be replaced periodically. Frequency of replacement depends on the use of the vehicle. As a result, fleet, construction and off-road vehicles typically need to have chassis parts replaced more frequently than other types of vehicles. We believe growth in the replacement of chassis products will be driven by an increase in the proliferation of replaceable chassis products and in the average age of vehicles.

Commercial Distribution South America Products.    Our South America products include our operations in Brazil and our Argentina distribution operations. We believe we hold the number three position as a distributor of aftermarket parts in Brazil and the number one position in several products. We manufacture and/or distribute several products in these two countries including: pumps, universal joint kits, axle sets, shocks, steering and suspension parts.

Commercial Distribution Europe Products.    Our European products consist of our Quinton Hazell European parts supplier. Quinton Hazell designs, manufactures, purchases and distributes a wide range of aftermarket replacement motor vehicle products for customers throughout the United Kingdom and Continental Europe, primarily under the Quinton Hazell brand name. It is focused on supplying Europe’s independent regional aftermarket suppliers as a ‘‘one-stop shop.’’ Its products include cooling, transmission, steering and suspension, brake, shock absorber, electrical and filter products. In addition to the Quinton Hazell brand, Quinton Hazell supplies products under nine other subordinate brands targeting specific industry segments and/or geographies.

Corporate and Other.    This category consists of inter company sales eliminations between product grouping. Additionally, in 2005 this category included sales of our subsidiary Beck/Arnley World Parts Corp. (‘‘Beck Arnley’’). On March 31, 2005, we completed the sale of Beck Arnley to Heritage Equity Group (‘‘Heritage’’). Beck Arnley was our nameplate for foreign light vehicle parts in North America.

Sales Channels and Customers

We distribute our products across several sales channels, including traditional, retail and OES channels. Our ten largest customers accounted for approximately 51% of our net sales in 2007, with approximately 25% and 7% derived from our two largest customers, NAPA and CARQUEST, respectively (See ‘‘Risk Factors—Our Business would be materially and adversely affected if we lost any of our larger customers’’). During 2007, we derived 54% of our net sales from the United States and 46% of our net sales from other countries.

We have maintained long-standing relationships with many of our top customers. Some of our most significant customers include NAPA, CARQUEST, ADN, Federated, the Alliance, O’Reilly Auto Parts and CSK each of which is a key player in the aftermarket.

The following table provides a description of the primary sales channels to which we supply our products:

Primary Sales Channels	Description	Customers
Traditional	Warehouses and distribution centers that supply local distribution outlets, which sell to professional installers.	NAPA, CARQUEST, Federated, ADN, the Alliance and Uni-Select
OES	Vehicle manufacturers and service departments at vehicle dealerships.	GM/GMSPO, Robert Bosch, TRW Automotive and DaimlerChrysler
Retail and Mass Merchant	Retail stores, including national chains that sell replacement parts directly to consumers (the DIY market) and to some professional installers.	CSK and O’Reilly Auto Parts

The traditional channel is important to us because it is the primary source of products for professional installers. We believe that the quality and reputation of our brands for form, fit, and functional quality promotes significant demand for our products from these installers and throughout the aftermarket supply chain. We have many long-standing relationships with leading distributors in the traditional channel such as NAPA and CARQUEST, for whom we have manufactured products for 40 and 18 years, respectively.

The retail channel has historically provided us with steadily increasing revenue streams. As retailers become increasingly focused on consolidating their supplier base, we believe that our broad product offering, product quality, sales and marketing support and customer service capabilities make us more valuable to these customers.

Recently, automobile dealerships have begun providing ‘‘all-makes’’ service whereby dealers will service a vehicle even if they do not sell the make or model being serviced. These dealerships can choose to purchase competitive components from aftermarket suppliers. We believe the volumes generated by OES customers, especially in brakes, may provide an opportunity for significant increases in our sales and profitability.

Customer Support

We believe that our emphasis on customer support has been a key factor in maintaining our leading market positions. We continuously seek to improve service, order turnaround time, product coverage and order accuracy. At the end of the year our order fill rate for our many products was in line with or exceeded industry standards of 95%. Our ability to replenish inventory quickly is extremely important to customers as it enables them to maximize their sales while carrying reduced inventory levels. For these reasons, we ship the majority of orders within 24 to 48 hours of receipt.

In order to maintain the competitiveness of our existing customers and maximize new sales opportunities, we have extensive product coverage. In turn, this has allowed our customers to develop a reputation for carrying the parts their customers need, especially for newer vehicles for which warranties may not have expired and aftermarket parts are not generally available.

In addition, as the aftermarket has become more electronically integrated, customers often prefer to receive their application information electronically as well as in print form. We provide both printed and electronic catalog media. We also provide products which are problem solvers for professional installers, such as alignment products that allow installers to properly align a vehicle, even though the vehicle was not equipped with adjustment features. We provide many other support features, such as technical support hot lines and training and electronic systems which interface with customers and conform to aftermarket industry standards.

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

We have 272 patents issued and 48 pending applications worldwide. Within the United States, we have 145 patents issued and 19 pending applications. Our patent portfolio reflects our commitment to invest in technology and covers many aspects of our products and the processes for making those products. In addition, we have developed a substantial body of manufacturing know-how that we believe provides a significant competitive advantage in the marketplace. We have entered into technology license agreements that either strategically exploit our intellectual property or provide access to third party intellectual property useful in our businesses. In many of these agreements, we license technology to our suppliers, joint venture companies and other local manufacturers to support outsourced product manufacturing. In other agreements, we license the technology to other companies to obtain royalty income, which has not been significant. Also, as part of our Acquisition of the Dana Aftermarket group in November 2004, we entered into intellectual property license agreements with Dana.

We also own a number of other trade names and marks applicable to certain of our businesses and products that we view as important to such businesses and products. Specifically, we have 863 trademark registrations and 186 pending applications worldwide. Within the United States, we have 62 trademark registrations and 18 pending applications.

Raw Materials and Manufactured Components

We use a broad range of manufactured components and raw materials in our products, including steel, steel-related components, filtration media, aluminum, brass, iron, rubber, resins, plastics, paper and packaging materials. We purchase raw materials from a wide variety of domestic and international suppliers, and we have not, in recent years, experienced any significant shortages of these items and normally do not carry inventories of these items in excess of those reasonably required to meet our production and shipping schedule. Raw materials comprise the largest component of our manufactured goods cost structure.

In connection with our global strategy we have been developing new sources for raw materials and finished goods. With our commitment to globalization, we are subject to increases in freight costs due to rising oil prices. The increase in oil prices also had a negative affect on products such as filtration media and oil based products. The weakening of the American dollar has also had a negative impact on the purchasing of raw materials and finished goods from our international sources. We will continue to review our purchasing and sourcing strategies for opportunities to reduce costs.

Competition

The brake aftermarket is comprised of several large manufacturers: our Company, Federal Mogul Corp. under the brand name Wagner, Genuine Parts Co. under the brand name Rayloc, Honeywell International Inc. under the brand name Bendix, and Cardone Industries, Inc. under the brand name A1 Cardone. The light-duty filter aftermarket is comprised of several large U.S. manufacturers: our Company, United Components, Inc. under the brand name Champ, Honeywell International Inc. under the FRAM brand and Purolator Filters NA LLC under the Purolator brand, along with several international light-duty filter suppliers. The heavy-duty filter aftermarket is comprised of several manufacturers, including our Company, Cummins, Inc. under the brand name Fleetguard, CLARCOR Inc. under the brand name Baldwin, and Donaldson Company Inc. under the brand name Donaldson. The chassis aftermarket is comprised primarily of two large U.S. manufacturers: our Company and Federal Mogul Corp. under the brand name Moog, along with some international chassis suppliers. We compete on, among other things, quality, price, service, brand reputation, delivery, technology and product offerings.

Employees

As of December 31, 2007, we had 9,507 employees, of whom 5,831 were employed in North America, 1,917 were employed in Europe and 1,759 were employed in South America. Approximately 28% of our employees are salaried and the remaining 72% of our employees are paid hourly. As of December 31, 2007, 129 U.S. employees and 77 of our Canadian employees were represented by unions. We consider relations with our employees to be good. We have reduced the total headcount by approximately 9% from December 31, 2006 to December 31, 2007, which is related to the rationalization of U.S. and Canadian plants as part of our comprehensive restructuring plan.

Environmental Matters

We are subject to a variety of federal, state, local and foreign environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the emission of noise and odors, the management and disposal of hazardous substances or wastes, the clean-up of contaminated sites and human health and safety. Some of our operations require environmental permits and controls to prevent or reduce air and water pollution, and these permits are subject to modification, renewal and revocation by issuing authorities. Contamination has been discovered at certain of our owned properties, which is currently being monitored and/or remediated. We are not aware of any contaminated sites which we believe will result in material liabilities; however, the discovery of additional remedial obligations at these sites could result in significant liabilities. The Financial Accounting Standards Board (the ‘‘FASB’’) issued Financial Interpretation Number (‘‘FIN’’) 47, Accounting for Conditional Asset Retirement Obligations, which we adopted effective December 31, 2005.  FIN 47 requires that a liability for the fair value of an Asset Retirement Obligation (‘‘ARO’’) be recognized in the period in which it is incurred if it can be reasonably estimated, with the offsetting associated asset retirement costs capitalized as part of the carrying amount of the long-lived asset.

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

We are also subject to the U.S. Occupational Safety and Health Act and similar state and foreign laws regarding worker safety. We believe that we are in substantial compliance with all applicable environmental, health and safety laws and regulations. Historically, our costs of achieving and maintaining compliance with environmental and health and safety requirements have not been material to our operations.

Internet Availability

Available free of charge through our internet website, www.affiniagroup.com, under the investor relations tab are our recent filings of forms 10-K, 10-Q, 8-K and amendments to those reports filed with the Securities and Exchange Commission. These reports can be found on our internet website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.

Item 1A.	Risk Factors

If any of the following events discussed in the following risks were to occur, our results of operations, financial conditions, or cash flows could be materially affected. Additional risks and uncertainties not presently known by us may also constrain our business operations.

The shift in demand from premium to economy brands may require us to produce value products at the expense of premium products, resulting in lower prices, thereby reducing our margins and decreasing our net sales.

We estimate that a majority of our net sales are currently derived from products we consider to be premium products; however, this number has been declining. There has been, and may continue to be, a shift in demand from premium products, on which we can generally command premium pricing and generate enhanced margins, to value products. If such a trend continues, we may be forced to expand our production and/or purchases of value products at competitive prices. In addition, we could be forced to further reduce our prices to remain competitive, in which case our margins will decrease unless we make corresponding reductions in our cost structure.

Our substantial leverage could harm our business by limiting our available cash and our access to additional capital and, to the extent of our variable rate indebtedness, exposing us to interest rate risk.

As a result of the Acquisition, we are highly leveraged. This leverage may limit our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions, restructuring and general corporate or other purposes, limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our less leveraged competitors. Further volatility in the credit markets could adversely impact our ability to obtain favorable terms on financing in the future. In addition, a substantial portion of our cash flows from operations must be dedicated to the payment of principal and interest on our indebtedness and is not available for other purposes, including our operations, capital expenditures and future business opportunities. Certain of our borrowings, including borrowings under our senior credit facilities, are at variable rates of interest, exposing us to the risk of increased interest rates. We may be more vulnerable than a less leveraged company to a downturn in general economic conditions or in our business, or we may be unable to carry out capital spending that is important to our growth.

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

For the year ended December 31, 2007, approximately 25% and 7% of our net sales were to NAPA and CARQUEST, respectively. To compete effectively, we must continue to satisfy these and other customers’ pricing, service, technology and increasingly stringent quality and reliability requirements. Additionally, our revenues may be affected by decreases in NAPA’s or CARQUEST’s business or market share. Consolidation among our customers may also negatively impact our business. We cannot provide any assurance as to the amount of future business with these or any other customers. While we intend to continue to focus on retaining and winning these and other customers’ business, we may not succeed in doing so. Although business with any given customer is typically split among numerous contracts, the loss of, or significant reduction in purchases by, one of those major customers could materially and adversely affect our business, results of operations and financial condition.

Increasing costs for manufactured components, raw materials, crude oil and energy prices may adversely affect our profitability.

We use a broad range of manufactured components and raw materials in our products, including raw steel, steel-related components, filtration media, aluminum, brass, iron, rubber, resins, plastics, paper and packaging materials. Materials comprise the largest component of our manufactured goods cost structure. We have experienced significant price increases in our crude oil, filtration media, raw steel and steel-related component purchases in the last few years. Further increases in the price of these items could further materially increase our operating costs and materially adversely affect our profit margins. In addition, in connection with passing through steel and other raw material price increases to our customers, there has typically been a delay of up to several months in our ability to increase prices, which has temporarily impacted profitability. In the future, it may be difficult to pass further price increases on to our customers, especially if we experience additional cost increases soon after implementing price increases. In addition, we have experienced longer than typical lead times in sourcing some of our steel-related components and certain finished products, which caused us to buy from non-preferred vendors at higher costs.

We may not be able to achieve the cost savings that we expect from the restructuring of our operations.

Although we expect to realize cost savings as a result of our comprehensive restructuring plan, we may not be able to achieve the level of benefits that we expect to realize or we may not be able to realize these benefits within the timeframes we currently expect. We are currently rationalizing certain manufacturing operations in order to alleviate redundant capacity and reduce our cost structure. This restructuring will involve the movement of some U.S. and Canadian production to Mexico, South America and Asia. Our ability to achieve these cost savings could be affected by a number of factors. Since our restructuring efforts will focus on increasing our international presence, they will exacerbate the risks described below relating to our non-U.S. operations. Changes in the amount, timing and character of charges related to the restructuring, failure to complete or a substantial delay in completing the restructuring and planned divestitures or the receipt of lower proceeds from such divestitures than currently is anticipated could have a material adverse effect on us. Our cost savings is also predicated upon maintaining our sales levels.

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

We have significant manufacturing operations outside the United States, including joint ventures and other alliances. In 2007, approximately 46% of our net sales originated outside the United States. Risks inherent in international operations, include:

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

We are subject to a substantial number of costly regulations. In particular, we are required to comply with frequently changing and increasingly stringent requirements of federal, state and local environmental and occupational safety and health laws and regulations in the United States and other countries, including those governing emissions to air, discharges to air and water, and the creation and emission of noise and odor; the generation, handling, storage, transportation, treatment and disposal of waste materials; and the cleanup of contaminated properties and occupational health and safety. We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, third party property damage or personal injury claims, or costs to upgrade or replace existing equipment, as a result of violations of or liabilities under environmental, health and safety laws or non-compliance with environmental permits required at our facilities. In addition, many of our current and former facilities are located on properties with long histories of industrial or commercial operations. Because some environmental laws can impose joint and several liability for the entire cost of cleanup upon any of the current or former owners or operators, regardless of fault, we could become liable for investigating and/or remediating contamination at these properties if contamination requiring such activities is discovered in the future. We cannot assure you that we have been, or will at all times be, in complete compliance with all environmental requirements, or that we will not incur material costs or liabilities in connection with these requirements in excess of amounts we have reserved. In addition, environmental requirements are complex, change frequently and have tended to become more stringent over time. These requirements may change in the future in a manner that could have a material adverse effect on our business, results of operations and financial condition. We have made and will continue to make expenditures to comply with environmental requirements. These requirements, responsibilities and associated expenses and expenditures, if they continue to increase, could have a material adverse effect on our business and results of operations. While our costs to defend and settle claims arising under environmental laws in the past have not been material, we cannot assure you that this will remain so in the future. For more information about our environmental compliance and potential environmental liabilities, see ‘‘Item 1. Business—Environmental Matters’’ and ‘‘Item 3. Legal Proceedings.’’

Increased crude oil and energy prices could reduce global demand for and use of automobiles and increase our costs, which could have an adverse effect on our profitability.

Material increases in the price of crude oil have, historically, been a contributing factor to the periodic reduction in the global demand for and use of automobiles. A continued increase in the price of crude oil could reduce global demand for and use of automobiles and continue to shift customer demand away from larger cars and light trucks (including SUVs), which we believe have more frequent replacement intervals for our products, which could have an adverse effect on our profitability. Further, as higher gasoline prices result in a reduction in discretionary spending for auto repair by the end users of our products, our results of operations have been, and could continue to be, impacted. Additionally, higher gasoline prices also have an adverse impact on our freight expenses.

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

As of December 31, 2007, 129 U.S. employees and 77 of our Canadian employees were represented by unions. It is possible that our workforce will become more unionized in the future. We may be subject to work stoppages and may be affected by other labor disputes. A work stoppage at one or more of our plants may have a material adverse effect on our business. Unionization activities could also increase our costs, which could have an adverse effect on our profitability.

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

Major aftermarket retailers, such as CSK, O’Reilly Auto Parts and Advance Auto Parts, are attempting to increase their commercial sales by selling directly to automotive parts installers in addition to individual consumers. These installers have historically purchased from local warehouse distributors and jobbers, who are our more traditional customers. We cannot assure you that we will be able to maintain or increase aftermarket sales through increasing our sales to retailers.

Our success depends in part on our development of improved products, and our efforts may fail to meet the needs of customers on a timely or cost-effective basis.

Our continued success depends on our ability to maintain advanced technological capabilities, machinery and knowledge necessary to adapt to changing market demands as well as to develop and commercialize innovative products. We cannot assure you that we will be able to develop new products as successfully as in the past or that we will be able to keep pace with technological developments by our competitors and the industry generally. In addition, we may develop specific technologies and capabilities in anticipation of customers’ demands for new innovations and technologies. If such demand does not materialize, we may be unable to recover the costs incurred in such programs. If we are unable to recover these costs or if any such programs do not progress as expected, our business, financial condition or results of operations could be adversely affected.

The introduction of new and improved products and services may reduce our future sales.

Improvements in technology and product quality may extend the longevity of automotive parts and delay aftermarket sales. In particular, in our oil filter business the introduction of oil change indicators and the use of synthetic motor oils may extend oil filter replacement cycles. The introduction of electric, fuel cell and hybrid automobiles may pose a long-term risk to our business because these vehicles may alter demand for our primary product lines. In addition, the introduction by Original Equipment Manufacturers (‘‘OEMs’’) of increased warranty and maintenance service initiatives, which are gaining popularity, have the potential to decrease the demand for our products in the traditional and retail sales channels.

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

At December 31, 2007, the net carrying value of long-lived assets (property, plant and equipment, goodwill and other intangible assets) totaled approximately $377 million. In accordance with generally accepted accounting principles, we periodically assess our long-lived assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may result in charges to goodwill and other asset impairments. Future impairment charges could significantly affect our results of operations in the periods recognized. Impairment charges would also reduce our consolidated net worth and increase our debt to total capitalization ratio, which could negatively impact our access to the public debt and equity markets.

We are subject to increasing pricing pressure from imports, particularly from China.

Price competition from other aftermarket manufacturers particularly those based in China and other lower cost countries have historically played a role and may play an increasing role in the aftermarket sectors in which we compete. Pricing pressures have historically been more prevalent with respect to our brake products than our other products. While aftermarket manufacturers in these locations have historically competed primarily in markets for less technologically advanced products and manufactured a limited number of products, they are expanding their manufacturing capabilities to produce a broad range of lower cost, higher quality products and provide an expanded product offering. In the future, competitors in Asia may be able to effectively compete in our premium markets and produce a wider range of products which may force us to move additional manufacturing capacity offshore and/or lower our prices, reducing our margins and/or decreasing our net sales.

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

	Manufacturing facilities	Distribution & Warehouse facilities	Other facilities
United States	12	11	13
Canada	2	2	1
Mexico	6	1	3
Europe	8	18	2
South America	6	21	1
Asia	—	—	2
Total	34	53	22

The other facilities around the globe include 6 facilities that have been closed as part of our restructuring programs, 12 sales and administration offices, and 4 non operational storage sites. Approximately 53% of our principal manufacturing facilities are brake production facilities, 23% are filtration production facilities, 6% are chassis production facilities, and 18% relates to other production facilities. Of the total number of principal manufacturing facilities, approximately 59% of such facilities are owned and 41% are leased.

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

On January 30, 2006, Parker-Hannifin Corporation (‘‘Parker’’) filed a complaint and request for preliminary injunction against Wix Filtration Corp. (‘‘Wix’’), which is a wholly owned subsidiary of Affinia, alleging patent infringement of four U.S. patents held by Parker. These patents cover an oil filter and fuel filter, designed for the Ford F-150 pickup truck, which Parker was selling to Wix for sale into the automotive aftermarket prior to the complaint date. Wix’s response to Parker’s preliminary injunction brief was filed on May 10, 2006 and the preliminary injunction hearing was held on August 23, 2006 in the U.S. District Court for the Eastern District of California. On October 24, 2006, the court denied Parker’s preliminary injunction motion. Trial in the matter is currently set to begin in May 2008. Wix has filed a motion for summary judgment challenging the validity of Parker’s patents and intends to continue to vigorously defend itself in this suit.

On December 5, 2007, the United States Bankruptcy Court for the Southern District of New York (the ‘‘Court’’) entered an order approving a settlement agreement dated as of

November 20, 2007 (the ‘‘Settlement Agreement’’) between Dana and the Company. On March 3, 2006, Dana as well as forty of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the Court. The Settlement Agreement resolves certain of the parties’ disputes relating to the Company’s acquisition of Dana’s outstanding shares of capital stock of certain subsidiaries and certain assets consisting primarily of Dana’s aftermarket business operations pursuant to a Stock and Asset Purchase Agreement (the ‘‘Purchase Agreement’’) which acquisition closed on November 30, 2004. Pursuant to the Settlement Agreement, among other things, the Company remitted to Dana approximately $31 million Canadian Dollars that the Company received from the Canada Revenue Agency as tax refunds. In addition, the Company received a general unsecured nonpriority claim against Dana in the amount of $22 million U.S. Dollars in connection with the settlement of our claims against Dana as a result of their Chapter 11 filing and the termination of the Purchase Agreement (Refer to Note 3 Settlement).

On April 20, 2006, Heritage and Beck Arnley filed suit against Affinia in the Rutherford County Chancery Court for the State of Tennessee. The suit arises out of Affinia’s sale of Beck Arnley to Heritage and damages allegedly arising from a tax election which Affinia was required to make under the Purchase Agreement with Dana. On June 28, 2007, as part of a settlement agreement, Beck Arnley dismissed its suit in Tennessee and agreed to pay on the original loan and royalty on a modified basis. However, immediately after signing the settlement agreement, Beck Arnley refused to make payment and Affinia was forced to sue for default on the loan in Delaware. That suit, filed in October 2007 is still pending in Delaware. The parties continue to have settlement negotiations to resolve the entire relationship between them and have agreed in principle to a modified loan repayment schedule. Affinia is awaiting final documentation.

On December 12, 2007, Visteon Corporation filed suit in state court in Wayne County, Michigan against Affinia and various Wix legal entities for contribution to a claim that Visteon Corporation settled with Ford Motor Company related to the recall of allegedly defective air filters sold by Wix. Affinia believes that it has a number of legal and factual defenses available to it and intends to vigorously defend itself in this matter.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of the year covered by this report, no matters were submitted to a vote of security holders.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Shares

No trading market for our common stock currently exists. As of March 11, 2008, our parent, Affinia Group Holdings Inc., was the sole holder of our common stock. The Company has never declared or paid any cash dividends on its common stock. We intend to retain all current and foreseeable future earnings to support operations. Our senior credit facilities and our senior subordinated notes indenture restrict our ability to pay cash dividends on our common stock. For information in respect of securities authorized under our equity compensation plan, see ‘‘Item 11. Executive Compensation.’’

The following table provides information about Affinia Group Holdings Inc.’s shares of common stock that may be issued upon the exercise of options under its existing equity compensation plans as of December 31, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders(1):	217,510	$100.00	9,490
Total	217,510	$100.00	9,490

(1)	This plan consists of the Affinia Group Holdings Inc. 2005 Stock Incentive Plan. See ‘‘Item 11. Executive Compensation’’ for a description of the plan.

Item 6.	Selected Consolidated and Combined Financial Data

Affinia Group Intermediate Holdings Inc. was formed in connection with the Acquisition. The financial statements included in this report are the combined financial statements of the aftermarket business of Dana before the Acquisition and the consolidated financial statements of Affinia Group Intermediate Holdings Inc. after the Acquisition. The financial data presented below for periods prior to the Acquisition are referred to as ‘‘Predecessor’’ and the financial data for periods after the Acquisition are referred to as ‘‘Successor.’’ The selected financial data have been derived from our financial statements. The financial data as of December 31, 2006 and 2007 and for the years ended December 31, 2005, 2006, 2007 have been derived from the audited financial statements contained under ‘‘Item 8. Financial Statements and Supplementary Data.’’ The selected financial data as December 31, 2004 and December 31, 2005 and for the period from December 1, 2004 through December 31, 2004 have been derived from the audited financial statements of the Successor. The selected financial data as of December 31, 2003 and November 30, 2004, and for the year ended December 31, 2003 and for the period from January 1, 2004 through November 30, 2004 have been derived from the audited financial statements of the Predecessor.

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

	Predecessor		Successor
	Year Ended December 31,	January 1 to November 30,	December 1, to December 31,	Year Ended December 31,
	2003	2004	2004	2005	2006	2007
Statement of income data:
Net sales	$2,025	$1,934	$155	$2,132	$2,160	$2,138
Cost of sales	(1,656)	(1,657)	(137)	(1,837)	(1,784)	(1,759)
Gross profit	369	277	18	295	376	379
Selling, general and administrative expenses	(254)	(234)	(21)	(261)	(332)	(325)
Income from settlement(1)	—	—	—	—	—	15
Loss on disposition of Beck Arnley(2)	—	—	—	(21)	—	—
Operating profit (loss)	115	43	(3)	13	44	69
Other income, net	5	4	2	8	7	4
Interest expense	(3)	(2)	(5)	(55)	(59)	(59)
Income (loss) before taxes and minority interest	117	45	(6)	(34)	(8)	14
Income tax provision (benefit)	49	18	(2)	(4)	(3)	8
Minority interest, net of tax	(2)	—	—	—	—	—
Income (loss) before effect of change in accounting	66	27	(4)	(30)	(5)	6
Effect of change of accounting, net of tax	—	—	—	—	—	—
Income (loss) from continuing operations	66	27	(4)	(30)	(5)	6
Income from discontinued operations net of tax	1	1	—	—	—	—
Net income (loss)	$67	$28	$(4)	$(30)	$(5)	$6
Statement of cash flows data:
Net cash from continuing operations:
Operating activities	$115	$(7)	$58	$101	$22	$1
Investment activities	(37)	(37)	(1,018)	(52)	(21)	(16)
Financing activities	(70)	42	996	(49)	(15)	—
Other financial data:
Capital expenditures	$44	$44	$3	$35	$24	$30
Depreciation and amortization	46	41	4	46	46	33
Balance sheet data (end of period):(3)
Cash and cash equivalents	$46	$44	$80	$82	$70	$59
Total current assets	985	1,091	988	907	896	970
Total assets	1,313	1,435	1,469	1,440	1,381	1,457
Total current liabilities	385	366	397	408	389	401
Total non-current liabilities and minority interest in consolidated subsidiaries	106	144	668	658	611	624
Shareholder’s equity	822	925	404	374	381	432

(1)	Affinia received a general unsecured nonpriority claim against Dana relating to a settlement in 2007. The claim was monetized for $15 million and was recorded as income from the settlement (Refer to Note 3 Settlement).

(2)	On March 31, 2005, the Company completed the legal sale of its subsidiary, Beck Arnley Worldparts Corporation (‘‘Beck Arnley’’) to Heritage Equity Group (‘‘Heritage’’), pursuant to a stock purchase agreement. In connection with the transaction, Affinia recognized a pre-tax loss on the sale of $21 million. The transaction did not qualify as a sale under accounting rules and could not be presented as a discontinued operation.
(3)	For presentation purposes, the various balance sheet line items as of December 31, 2003, and November 30, 2004 within the table have not been modified to reflect the 2005 disposition of Candados Universales de Mexico, S.A. de C.V. (‘‘Cumsa’’) as such a presentation would not be materially different. The presentation of the various balance sheet line items as of December 31, 2005 and 2004 within the table does reflect the impact of the 2005 disposition of Cumsa.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

Affinia is a global leader in the on and off-highway replacement products and services industry. We derive approximately 96% of our sales from this industry and, as a result, are not directly affected by the market cyclicality of the automotive original equipment manufacturers. Our broad range of brake, filtration, chassis products and other products are sold in North America, Europe and South America. In 2007, brake products, chassis products and filtration products, which by their nature sustain significant wear and must routinely be replaced, represented 32%, 7% and 34% of our net sales, respectively. The remaining 27% of our net sales were derived from our Commercial Distribution South American and Commercial Distribution European products.

We believe our key advantages as a leading on and off-highway replacement products and services company are a broad product offering, quality products, brand recognition (e.g., Wix and Raybestos), value-added services, and distribution and global sourcing capabilities. Due to these key advantages, we believe we hold the number one market position in North America in filtration products and in brake component sales and the number two market position in North America in chassis component sales. Additionally, we hold a significant presence in South America and Europe, which we believe is demonstrated by the number three position as a distributor of aftermarket parts in Brazil and the number one position in filtration products in Poland and a leader in various other countries. Among the value-added services we bring to our customers are a customer focused sales force, professional tech support, and e-cataloguing services to name a few. The value we bring to our customers has been recognized with numerous awards over the last several years. We believe that these key advantages strategically position us for growth in North America and globally.

On December 19, 2007, we announced the structural realignment of our products. We broadened our focus from three key products to five key products. We segregated from our brake and chassis product offering the chassis products and our Commercial Distribution South America products. This realignment will allow us to better focus on our products and global growth.

Over the last several years, our North American Brake products have experienced intensified competition from low cost offshore suppliers. Our comprehensive global restructuring plan is designed to meet the changing environment for Brake products. We have closed approximately 16 facilities during the last three years and have shifted some of the manufacturing base to countries such as China, India and Mexico. The Brake products gross margin continues to improve over the prior year. However, weaker than planned Brake products sales volume in 2007 has reduced the impact of cost savings from our comprehensive restructuring plan.

During the current year, our Brake product sales have decreased. Brake product sales have decreased $114 million in comparison to the prior year, which is largely driven by a decrease in sales in U.S. and Canada Brake products. This decrease was partially planned as we exited some unprofitable OEM and co-manufacturing contracts. Other factors for the decreased sales relate to the termination of a customer relationship and a product backlog which was due to line fill issues that occurred earlier in the year. The line fill issues in part occurred due to the strong orders as a result of our new ‘‘1-2-3’’ brake product offering and the product sourcing transition related to our comprehensive restructuring plan. During the last half of the year our line fill has returned to industry standards.

Prior to October of 2007, we used the Raybestos brand name under a licensing agreement. During the month of October 2007, we purchased the Raybestos brand name from Raybestos Product Company. With the purchase of this brand name, we have acquired one of the premier brand names in the aftermarket industry that we can now use on a variety of products. We made a strategic decision near the end of 2007 to utilize the Raybestos name in place of the Spicer, Raymold and, on certain products with the AIMCO brand name. Based on customer research, the Raybestos trade name has stronger name recognition among our customers than these other brand names. This should better position us to grow our sales in the Brake and Chassis products.

Positioning through Restructuring

To successfully compete in today’s global market-driven economy, Affinia is focused on being a world class global manufacturer and distributor of on and off-highway replacement products and services. The focus in our first three years has been on positioning ourselves through our restructuring programs. We believe these efforts are necessary in order to remain a leader in the on and off-highway global replacement products and services industry.

Manufacturing Expansion and Global Growth

We are also focusing on expanding manufacturing capabilities globally to position Affinia to take advantage of global growth opportunities. Our vision is to provide growth for our people, customers and investors. The initial manufacturing expansion and global growth efforts are outlined below:

•	During April 2007 we entered into a joint venture agreement to manufacture brake components in India and China. We anticipate production in India to begin in the latter part of 2008.

•	We opened our first filter manufacturing operation in Mexico to serve both North America and Central America in the third quarter of 2007.

•	We opened a new filter manufacturing plant in Ukraine on April 1, 2007 to help meet increased demand for filtration products in Eastern Europe.

•	In April 2007, we announced a completely re-engineered brake offering to better meet the needs of the distributors and the professional technician, the ‘‘1-2-3’’ brake product. The introduction of our ‘‘1-2-3’’ brake product offering streamlines and simplifies the product offering into a single grade of hydraulics, two grades of rotors and three grades of friction.

•	In November 2007, we purchased certain assets of Brake Pro, Ltd., including the Brake Pro brand name, which is a highly respected name in the heavy duty product offering. This purchase expands our presence in the heavy duty market, and the Brake Pro line gives us a product offering for severe duty applications such as waste handling equipment, logging equipment, construction vehicles and transit applications.

Restructuring Activity

In our initial comprehensive restructuring plan announcement we expected the plan to be substantially complete by the end of 2007. We closed many facilities in 2006 and the first half of 2007. However, we were not able to meet the demand in 2007 for our new ‘‘1-2-3’’ brake product offering. To meet demand and retain our high standards for line fill, we were unable to proceed as quickly with the restructuring plan as originally expected. As a result, we believe we are approximately one year behind in our comprehensive restructuring and global growth plan. In connection with the comprehensive restructuring, we have recorded $101 million in restructuring costs to date. We recorded $23 million in 2005, $40 million in 2006 and $38 million during 2007. We currently estimate that we will incur approximately $51 million of cash and non-cash comprehensive restructuring plan costs during 2008 and 2009. We continue to expect the total cash and non-cash comprehensive restructuring plan costs to aggregate to $152 million.

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

In other comprehensive restructuring activity, we announced our intent to sell our Waupaca (WI) facility in 2006. In addition, Quinton Hazell Automotive Limited (a UK subsidiary) entered into warehousing and distribution agreement with Caterpillar Logistics Services (UK) Limited in 2006. The transition to the new warehousing and distribution center occurred during the second and third quarters of 2007. During this transition period, we began marketing our Nuneaton distribution facility for sale. In October 2007, we finalized the sale of the Nuneaton facility for $6 million and recorded a gain on sale of less than $0.2 million.

We typically conduct business with our customers pursuant to short-term contracts and purchase orders. However, our business is not characterized by frequent customer turnover due to the critical nature of long-term relationships in our industry. The expectation of quick turnaround times for car repairs and the broad proliferation of available part numbers require a large investment in inventory and strong fulfillment capabilities in order to deliver high fill rates and quick cycle times. Large aftermarket distributors typically source their product lines at a particular price point and product category with one ‘‘full-line’’ supplier, such as our company, which covers substantially all of their product requirements. Switching to a new supplier typically requires that a distributor or supplier make a substantial investment to purchase, or ‘‘changeover’’, to, the new supplier’s products.

In addition, the end user of our products, who is most frequently a professional installer, requires consistently high quality products because it is industry practice to replace, free of any labor or service charge, malfunctioning parts. Despite these factors, our business is becoming more competitive as ‘‘value line’’ and offshore suppliers have tried to penetrate our customer base by targeting the highest volume part numbers in the value category, without offering full product line coverage or many value added services. In many cases, the presence of these lower priced parts has caused full-line suppliers either to reduce prices in their premium categories or introduce new, intermediate-priced product offerings. In many instances, full-line suppliers have also been required to move more of their sourcing and production of value products to offshore, lower cost locations to offset this trend. We estimate that a majority of our Brake product net sales are currently derived from products we consider to be premium products but this has been shifting recently to a more diverse mix of products.

In connection with the comprehensive restructuring, we have modified our hydraulic product offering from a premium line and a value line to one distinct product offering that most resembles the value line in cost but the premium line in product attributes. Secondly, for our drum and rotor product offering, we are retaining the premium line but are expanding the coverage in our value line product offering. Lastly, for our friction product offerings we are reducing the product offerings from multiple lines to three product offerings. Even with the reduction in offerings we still retain one of our key advantages over our competitors, which is a broad product offering.

Business Environment

Our Markets.    According to Automotive Aftermarket Industry Association, the U.S. aftermarket grew by 4% during 2007. We believe that the aftermarket will continue to grow as a result of continuing increases in (1) the light vehicle population, (2) the average age of vehicles, (3) the total number of miles driven, and (4) the prevalence of SUVs and lighter trucks in the fleet mix, since larger vehicles place greater wear on components such as brake systems and chassis components. SUVs and the lighter truck sales have decreased recently due to higher energy costs; however, overall SUVs and light trucks in the fleet mix is still at the highest level it has been of any 10 year period. Growth in sales in the aftermarket does not always have a direct correlation to sales growth for aftermarket suppliers like our company. For example, as automotive parts distributors have consolidated during the past several years, they have reduced purchases from manufacturers as they focused on reducing their combined inventories.

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

In connection with our global strategy we have been developing new sources for raw materials and finished goods. With the commitment to globalization we were subject to increases in freight costs due to the rising oil prices. The increase in oil prices also had a negative affect on products such as filtration media and oil based products. The weakening of the American dollar has also had a negative impact on the purchasing of raw materials and finished goods from our international sources. We also purchase component parts or finished goods from competitors or other suppliers, a common practice in the automotive aftermarket industry.

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

Global Developments.    The aftermarket has also experienced increased price competition from manufacturers based in China and other lower cost countries. These manufacturers continue to play an increasing role in the areas of the aftermarket in which we compete by enhancing their product offerings and expanding their manufacturing capabilities to produce lower cost, higher quality products. We are responding to this challenge by investing in companies in lower cost countries. Additionally, we are meeting this challenge through restructuring and outsourcing initiatives, as well as through ongoing cost reduction programs.

Results of Operations

Year Ended December 31, 2007 compared to the Year Ended December 31, 2006

The following table summarizes the consolidated results for the year ended December 31, 2006 and the consolidated results for the year ended December 31, 2007 (Dollars in Millions):

	Consolidated Year Ended December 31, 2006	Consolidated Year Ended December 31, 2007	Dollar Change	Percent Change
Net sales
Brake products	$804	$690	$(114)	−14%
Filtration products	689	728	39	6%
Chassis products	156	150	(6)	−4%
Commercial Distribution South America products	254	301	47	19%
On and off-highway segment	1,903	1,869	(34)	−2%
Commercial Distribution European products	268	281	13	5%
Eliminations and other	(11)	(12)	(1)	NM
Total net sales	2,160	2,138	(22)	−1%
Cost of sales(1)	(1,784)	(1,759)	25	−1%
Gross profit	376	379	3	1%
Gross margin	17%	18%
Selling, general and administrative expenses(2)	(332)	(325)	7	−2%
Selling, general and administrative expenses as a percent of sales	15%	15%
Income from settlement	—	15	15	NM
Operating profit (loss)
On and off-highway segment	94	103	9	10%
Commercial Distribution European segment	—	(15)	(15)	NM
Corporate and other	(50)	(19)	31	62%
Operating profit	44	69	25	57%
Operating margin	2%	3%
Other income, net	7	4	(3)	−43%
Interest expense	(59)	(59)	—	NM
Income (loss) before taxes and minority interest and discontinued operations	(8)	14	22	275%
Income tax (benefit) provision	(3)	8	11	367%
Income (loss) from continuing operations	(5)	6	11	220%
Income (loss) from discontinued operations, net of tax	—	—	—	NM
Net income (loss)	$(5)	$6	$11	220%

(1)	We recorded $1 million and $3 million in restructuring charges in cost of sales in 2006 and 2007, respectively.
(2)	We recorded $39 million and $35 million of restructuring costs in selling, general and administrative expenses for 2006 and 2007, respectively.
NM (Not Meaningful)

Net sales.    Our Brake product sales decreased in 2007 in comparison to 2006 due to the reasons described below:

•	Some sectors of our retail and traditional channels experienced soft market conditions, which had a negative impact on volume in the last half of 2007. These soft market conditions in 2007 represented $44 million of the decrease in sales.

•	As planned, certain unprofitable OEM and co-manufacturing contracts have not been renewed thus reducing sales and improving margins. These contracts represented approximately $71 million of the decrease in sales.

Offsetting the decreases due to soft market conditions and unprofitable contracts was the strengthening of the Canadian dollar against the U.S. dollar and increases in export sales and OES sales.

Filtration product sales increased in 2007 in comparison to 2006 both domestically and internationally. Our sales in 2007 at our filter operations in Poland and Venezuela grew by 32% and 61%, respectively, in comparison to 2006. Our filter sales in Poland increased due to the increased demand for filters in their domestic market, strengthening of the Polish Zloty against the U.S. dollar, the addition of new products and the expansion into other European markets. Our filter sales in Venezuela increased due to market conditions in the country and a successful focus on heavy duty filtration products. On April 1, 2007 we opened a new plant in Ukraine, which has contributed approximately $5 million in sales.

Chassis product sales decreased in 2007 in comparison to 2006 due to soft market conditions and the decrease in OEM sales. Similar to Brake product sales, certain unprofitable contracts were not renewed.

Commercial Distribution South America product sales increased in 2007 in comparison to 2006 partially due to the $31 million favorable impact related to the strengthening of the Brazilian Real against the U.S. dollar. Additionally, our Brazilian distribution operation sales increased due to increased prices and increased customer demand in the aftermarket industry.

Commercial Distribution European product sales increased in 2007 in comparison to 2006 due to the $23 million favorable impact related to the strengthening of the Euro and the British Pound. The decrease in sales on a currency adjusted basis is primarily attributed to our U.K. operations. During the second and third quarters of 2007, our U.K. operations had been transitioning to a new and more efficient distribution facility and ceasing production on certain unprofitable products. During the transition period our line fill dropped below normal levels, which had a negative impact on sales. The transition period was completed during the third quarter and our line fill is returning to normal levels.

Cost of sales.    The gross margin for 2007 increased to 18% from 17% in 2006. The comprehensive restructuring program and cost savings programs are the primary drivers behind the improved gross margin.

Selling, general and administrative expenses.    Our selling, general and administrative expenses for 2007 decreased slightly from 2006. During 2007, we had decreases in restructuring expenses, advertising, legal and professional expenses and compensation expenses. The restructuring costs decreased in 2007 by $4 million due to the timing of restructuring activities in comparison to the prior year. Offsetting these decreases was an increase in selling expenses related to the conversion of customers (changeover) to our products. Aftermarket distributors typically source their product lines at a particular price point and product category with one ‘‘full-line’’ supplier, such as our company, which covers substantially all of their product requirements. Switching to a new supplier typically requires that a distributor or supplier make a substantial investment to purchase, or ‘‘changeover’’ to, the new supplier’s products.

Income from settlement.    In December 2007, we received a general unsecured nonpriority claim against Dana in the amount of $22 million U.S. Dollars in connection with the settlement of claims against Dana as a result of their Chapter 11 filing and the termination of the Purchase Agreement and we monetized the claim for $15 million. The settlement proceeds were recorded as a component of operating expenses (Refer to Note 3 Settlement).

Operating profit.    Our operating profit increased in 2007 in comparison to 2006 due to the gross margin improvement, reduction of selling, general and administrative expenses and the income from the settlement. On and off-highway segment operating profit increased in 2007 in comparison to 2006 mainly due to the gross margin improvement in our Filtration products and Commercial Distribution South America products, which was mainly due to improved sales. The Commercial Distribution Europe segment operating profit decreased in 2007 in comparison to 2006 mainly due to the transition and restructuring costs relating to our U.K. operations, which included a move to a more efficient distribution facility.

Income tax (benefit) provision.    Income tax provision for 2007 was $8 million compared to an income tax benefit of $3 million for 2006. Approximately $1 million of the increase was attributable to the change in tax status of a subsidiary during 2007. The remaining increase in tax provision was due to the increase in income before tax provision and a lower estimated tax rate on non-U.S. earnings in 2006 compared to 2007.

Net income (loss).     The increase in net income was due to the increase in gross margin, the reduction of selling, general and administrative expenses and the income from settlement, partially offset by higher income tax provision in 2007.

Results of Operations

Year Ended December 31, 2006 compared to the Year Ended December 31, 2005

The following table summarizes the consolidated results for the year ended December 31, 2005 and the consolidated results for the year ended December 31, 2006 (Dollars in Millions):

	Consolidated Year Ended December 31, 2005	Consolidated Year Ended December 31, 2006	Dollar Change	Percent Change
Net sales
Brake products	$828	$804	($24)	−3%
Filtration products	661	689	28	4%
Chassis products	156	156	—	—
Commercial Distribution South America products	228	254	26	11%
On and off-highway segment	1,873	1,903	30	2%
Commercial Distribution European segment	260	268	8	3%
Eliminations and other	(1)	(11)	(10)	NM
Total net sales	2,132	2,160	28	1%
Cost of sales(1)	(1,837)	(1,784)	53	3%
Gross profit	295	376	81	27%
Gross margin	14%	17%
Selling, general and administrative expenses(2)	(261)	(332)	(71)	27%
Selling, general and administrative expenses as a percent of sales	12%	15%
Loss on disposition of Beck Arnley	(21)	—	21	NM
Operating profit (loss)
On and off-highway segment	72	94	22	31%
Commercial Distribution European segment	3	—	(3)	−100%
Corporate and other	(62)	(50)	12	19%
Operating profit	13	44	31	238%
Operating margin	1%	2%
Other income, net	8	7	(1)	−13%
Interest expense	(55)	(59)	(4)	7%
Loss before taxes and minority interest and discontinued operations	(34)	(8)	26	76%
Income tax benefit	(4)	(3)	1	25%
Loss from continuing operations	(30)	(5)	25	83%
Income (loss) from discontinued operations, net of tax	—	—	—	—
Net loss	$(30)	$(5)	$25	83%

(1)	We recorded $23 million and $1 million in restructuring charges in cost of sales in 2005 and 2006, respectively.
(2)	We recorded $2 million and $39 million of restructuring costs in selling, general and administrative expenses for 2005 and 2006, respectively.
NM (Not Meaningful)

Net sales.    Our net sales increased in 2006 in comparison to 2005 due mainly to $39 million of foreign currency translation impact, which was a result of a weak U.S. dollar. Generally, a weaker U.S. dollar will contribute to higher sales. Another contributing factor to increased sales was continued price increases in 2006 to offset the material cost increases from 2004. Our Brake product sales were down in 2006 due mainly to a customer termination, which in aggregate had a $26 million negative impact on the Brake product sales. Affinia had success in growing its Filtration products revenue by $28 million during 2006 in comparison to 2005. Filtration product sales increased both domestically and internationally. Sales of filters in our international markets were very strong. Much of our successful growth in Filtration product sales were the result of strong Heavy Duty sales. Our Commercial Distribution European products sales increased in 2006 in comparison to 2005 due to currency translation gains and a sales volume increase. The Commercial Distribution European products showed positive signs in the fourth quarter of 2006 with a 16% increase in sales. The Commercial Distribution South America products increased in 2006 in comparison to 2005 due mainly to strengthening of the Brazilian Real against the U.S. dollar.

Eliminations and other consists of Beck Arnley sales in 2005 and intercompany sales eliminations between product groupings. The sales were lower in 2006 due to the divestiture of Beck Arnley in March 2005. Beck Arnley sales were $9 million in 2005.

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

Selling, general and administrative expenses.    Our selling, general and administrative expenses increased in 2006 over 2005 which was attributable not only to higher sales but also to other contributing factors such as the following:

•	We recognized $39 million in restructuring costs in 2006 relating to our comprehensive restructuring program, which was announced at the end of 2005, as compared to $2 million in 2005. This increase in restructuring costs is primarily due to severance expenses.

•	We established a corporate office for Affinia after acquiring the Dana aftermarket business on November 30, 2004. The corporate office compensation expenses increased $9 million in 2006 in comparison to 2005 due to the increase in staffing levels. In addition, we incurred $2 million more in professional fees during 2006 in comparison to 2005, which was primarily related to costs incurred in connection with Sarbanes Oxley compliance.

•	During 2006 we increased our advertising costs by approximately $4 million over 2005.

•	Bad debt expense has increased by $4 million in 2006 partially due to additional bad debts identified at our international locations. Also contributing to the increase in bad debt expense was the increase in age of receivables at certain locations during the year.

•	Aftermarket distributors typically source their product lines at a particular price point and product category with one ‘‘full-line’’ supplier, such as our company, which covers substantially all of their product requirements. Switching to a new supplier typically requires that a distributor or supplier make a substantial investment to purchase, or ‘‘changeover’’ to, the new supplier’s products. We incurred $4 million more in 2006 related to changeover costs to aid in the addition of new distributors.

There were other less significant factors that also contributed to the increase in selling, general and administrative expenses.

Operating profit.    Our operating profit increased in the current year in comparison to the prior year due to a $21 million loss on the disposition of Beck Arnley recognized in the prior year. We disposed of Beck Arnley on March 31, 2005 because its operations did not match with our strategic objectives. Also contributing to the increase in operating profit was the gross margin improvement in 2006, which was due mainly to the restructuring efforts. On and off-highway segment operating profit increased in 2006 in comparison to 2005 due to the impact of the restructuring and cost saving programs in the Brake and Chassis products. The Commercial Distribution Europe segment operating profit decreased in 2006 in comparison to 2005 due in part to restructuring expenses and the decrease in gross margin, which relates to the decline in our U.K. operations.

Interest expense.    Interest expense in 2006 increased in comparison to 2005. The interest and finance charges mainly relate to the Company’s notes and senior credit facilities, entered into during the fourth quarter of 2004 to fund the Acquisition. Interest expense was slightly higher primarily due to a general increase in variable short term interest rates and an increase in pricing associated with an amendment to our senior credit facilities in December 2005. Partially offsetting the increase in interest expense was the reduction in average debt in 2006 compared with 2005.

Income tax benefit.    The income tax benefit for 2006 was $3 million compared to a tax benefit of $4 million for 2005. The tax benefit for 2005 was higher due primarily to the divestiture of Beck Arnley during 2005.

Net loss.    Net loss decreased in comparison to last year due to the factors described above.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash flow from operations. We also have availability under our revolving credit facility and receivables facility, subject to certain conditions described below. Our primary liquidity requirements are expected to be for debt servicing, working capital, restructuring obligations and capital spending. Our liquidity requirements are significant, primarily due to debt service requirements, restructuring and expected capital expenditures.

We are significantly leveraged as a result of the Acquisition. Affinia Group Inc. issued senior subordinated notes, entered into senior credit facilities, consisting of a revolving credit facility and a term loan facility, and initiated a trade accounts receivable securitization program (the ‘‘Receivables Facility’’). As of December 31, 2007, we had $597 million in aggregate indebtedness, with an additional $97 million of borrowing capacity available under our revolving credit facility, after giving effect to $28 million in outstanding letters of credit, which reduced the amount available thereunder. The aggregate indebtedness remained the same since December 31, 2006. We had no amounts outstanding under our Receivables Facility as of December 31, 2007. The Receivables Facility provides for a maximum capacity of $100 million subject to certain adjustments. In addition, we had a cash and cash equivalents balance of $82 million as of December 31, 2005, $70 million as of December 31, 2006 and $59 million as of December 31, 2007.

We spent $35 million, $24 million and $30 million on capital expenditures during 2005, 2006 and 2007, respectively. Based on the current level of operations, the Company believes that cash flow from operations and available cash, together with available borrowings under its revolving credit facility and Receivables Facility, will be adequate to meet liquidity needs and restructuring plans and to fund planned capital expenditures. The Company may, however, need to refinance all or a portion of the principal amount of the senior subordinated notes and/or senior credit facility borrowings, on or prior to maturity, to meet liquidity needs. If it is determined that refinancing is necessary, and the Company is unable to secure such financing on acceptable terms, then the Company may have insufficient liquidity to carry on its operations and meet its obligations at such time.

Debt and Commitments.    We also have availability under our revolving credit facility and Receivables Facility, subject to certain conditions, described below and above. Our primary liquidity requirements are expected to be for debt service, working capital, restructuring obligations and capital spending.

Senior credit facilities.    Our senior credit facilities consist of a revolving credit facility and a term loan facility. Our revolving credit facility provides for loans in a total principal amount of up to $125 million and matures in 2010. Our term loan facility provides for up to $350 million of which $297 million is outstanding at December 31, 2007 and matures in 2011. Proceeds from the term loan were used to fund the Acquisition.

On November 30, 2004, in connection with the Acquisition, Affinia established financing arrangements with third party lenders (the ‘‘lenders’’) that provide senior credit facilities consisting of a revolving credit facility and a term loan facility that are unconditionally guaranteed by the Company, and certain domestic subsidiaries of Affinia (collectively, the ‘‘Guarantors’’). The repayment of these facilities is secured by substantially all the assets of the Guarantors, including, but not limited to, a pledge of their capital stock and 65 percent of the capital stock of non-U.S. subsidiaries owned directly by the Guarantors. The revolving credit facility, which expires on November 30, 2010, provides for borrowings of up to $125 million through a syndicate of lenders. The revolving credit facility also includes borrowing capacity available for letters of credit. As of December 31, 2007, the Company had $28 million in outstanding letters of credit, none of which had been drawn against. There were no amounts outstanding under the revolving credit facility at December 31, 2007. The term loan facility provided for a $350 million term loan with a maturity of seven years, of which $297 million was outstanding at December 31, 2007. On December 12, 2005, in connection with the comprehensive restructuring, certain provisions applicable to the senior credit facilities were amended.

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

In addition to paying interest on the outstanding principal under the senior credit facilities, we are required to pay a commitment fee, which was less than $1 million in 2006 and 2007, to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder at a rate equal to 0.50% per annum. We also paid customary letter of credit fees.

The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability, and the ability of our subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness (including our senior subordinated notes), pay certain dividends and distributions or repurchase our capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness (including our senior subordinated notes), and change the business conducted by us and our subsidiaries. In addition, the senior credit facilities contain the following financial covenants: a maximum total leverage ratio; a minimum interest coverage ratio; and a maximum capital expenditures limitation. As of December 31, 2007, we were in compliance with all of these covenants.

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

The following table reconciles net income to EBITDA and Adjusted EBITDA (Dollars in Millions):

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2005	2006	2007
Net income (loss)	$(30)	$(5)	$6
Interest expense	55	59	59
Depreciation and amortization	46	46	33
Income tax (benefit) provision	(4)	(3)	8
EBITDA	67	97	106
Restructuring charges(a)	25	40	38
Beck Arnley(b)	24	—	—
Certain joint ventures(c)	(1)	(1)	(1)
Other adjustments(d)	8	9	4
Adjusted EBITDA	$123	$145	$147

(a)	In accordance with the terms of our senior credit facilities EBITDA has been adjusted to exclude costs associated with restructuring, which are principally related to severance, asset write-downs and related exit costs. In 2005, we substantially completed the acquisition restructuring plan and at the end of 2005, we commenced our comprehensive restructuring plan that will mainly occur between 2006 thru 2009.
(b)	Adjustments for the net loss of Beck Arnley in accordance with the terms of our senior credit facilities. The pretax loss on the disposition of Beck Arnley was $21 million and Beck Arnley had a $3 million loss from operations.
(c)	Adjustment for net income of certain joint ventures is excluded in accordance with the terms of our senior credit facilities.
(d)	Certain costs such as other non-recurring charges, which include inventory charges related to the comprehensive restructuring plan, are allowed to be added back to EBITDA in accordance with the terms of our senior credit facilities. Changeover costs of $8 million were added back in 2006, which is in accordance with our senior credit facilities. However, the senior credit facilities do not allow for the $8 million add back to EBITDA for changeover costs in 2007.

Our covenant compliance levels and ratios for the year ended December 31, 2007 are as follows:

	Covenant Compliance Level for the Year Ended December 31, 2007	Actual Ratios
Senior Credit Facilities
Minimum Adjusted EBITDA to cash interest ratio	2.25x	2.77x
Maximum net debt to Adjusted EBITDA ratio	4.25x	3.93x

Our covenant compliance level ratios for our senior credit facilities for future periods are the following:

Minimum Adjusted EBITDA to cash interest ratio:
January 1, 2007 to December 31, 2008	2.25x
January 1, 2009 to December 31, 2010	2.50x
Thereafter	2.75x

Maximum net debt to Adjusted EBITDA ratio:
January 1, 2008 to September 30, 2008	4.00x
October 1, 2008 to September 30, 2009	3.75x
October 1, 2009 to September 30, 2010	3.50x
October 1, 2010 to September 30, 2011	3.25x
Thereafter	3.00x

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

Affinia Group Inc., as the receivables collection agent, services, administers and collects the receivables under the receivables purchase agreement for which it receives a monthly servicing fee at a rate of 1.00% per annum of the average daily outstanding balance of receivables. The receivables facility fees include a usage fee paid by the finance subsidiary, that varies based upon the company’s leverage ratio as calculated under the senior credit facilities. Funded amounts under the receivables facility bear interest at a rate equal to the conduit’s pooled commercial paper rate plus the usage fee. At December 31, 2007, the usage fee margin for the receivables facility was 1.25% per annum of the amount funded. In addition, the finance subsidiary is required to pay a fee on the unused portion of the receivables facility that varies based upon the same ratio. At December 31, 2007 the unused fee was 0.50% per annum of the unused portion of the receivables facility.

Availability of funding under the receivables facility depends primarily upon the outstanding trade accounts receivable balance from time to time. Aggregate availability is determined by using a formula that reduces the gross receivables balance by factors that take into account historical default and dilution rates, obligor concentrations, average days outstanding and the costs of the facility. As of December 31, 2007, $223 million of our accounts receivable balance was considered eligible for financing under the program, of which approximately $59 million was available for funding. At December 31, 2007, we had no amount outstanding under this facility.

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

Net cash provided by or used in operating activities

In 2007, the cash flow from operating activities was a $1 million use of cash in comparison to a $22 million source of cash during 2006. There were significant changes in the following operating activities:

	Year Ended December 31, 2005	Year Ended December 31, 2006	Year Ended December 31, 2007
Summary of significant changes in operating activities:
Net (loss) income	$(30)	$(5)	$6
Depreciation and amortization	46	46	33
Impairment of assets	22	—	3
Change in inventories	77	(13)	(76)
Change in other operating liabilities	58	(19)	12
Change in other	(22)	(10)	59
Subtotal	151	(1)	37
Other changes in operating activities	(48)	23	(36)
Net cash provided by or (used in) operating activities from cash flow statement	$103	$22	$1

Depreciation and amortization — Lower levels of capital spending and plant closures have resulted in a $50 million reduction in property, plant and equipment since the end of 2004, which has contributed to the decrease in depreciation expense of $13 million.

Impairment of assets — During 2005, also in connection with the comprehensive restructuring, we recorded an impairment charge of $22 million relating to fixed asset impairments. The write-down of fixed assets was accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Inventories — In 2005, the Company implemented a program designed to increase efficiencies in our manufacturing processes. As a result of this lean manufacturing program, we were able to reduce inventories significantly from the end of 2004. However, during 2006 and 2007, we have increased inventories as we transition production to low cost sources in connection with our comprehensive restructuring program.

Other operating liabilities — The change in other operating liabilities was mainly due to changes in accounts payable. Accounts payable increased by $26 million during 2005, decreased by $22 million in 2006 and increased by $30 million in 2007. Accounts payable fluctuates from year to year due to the timing of payments.

Other — The most significant change in other related to the decrease of a non trade receivable in 2007, which was a tax refund from Canada. Refer to Note 3 Settlement for further information on the tax refund.

Net cash used in investing activities

In 2007, the cash flow from investing activities was a use of cash of $16 million in comparison to a $21 million use of cash during 2006. The decrease in the use of cash was due to an increase in proceeds offset by more capital expenditures in 2007. Capital expenditures were $30 million and $24 million for 2007 and 2006, respectively. In addition, we received $14 million for proceeds from the sales of assets during 2007, as compared to $3 million in 2006. The increase in proceeds is mainly related to the sale of assets as part of the comprehensive restructuring program.

Net cash provided by or used in financing activities

Net cash used by financing activities for 2006 was $15 million compared to no activity for 2007. We reduced our long-term debt by $15 million in 2006.

Contractual Obligations and Commitments

Cash obligations.    Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under debt obligations at maturity, under operating lease agreements, and under purchase commitments for property, plant, and equipment. The following table summarizes our fixed cash obligations over various future periods as of December 31, 2007:

	Payments Due By Period
Contractual Cash Obligations*	Total	Less than 1 year	1 − 3 Years	4 − 5 years	After 5 Years
	(Dollars in Millions)
Debt obligations	$597	—	—	$297	$300
Interest on senior subordinated notes	189	27	54	54	54
Interest on term debt**	93	24	47	22	—
Operating leases	236	34	59	53	90
Post employment obligations	3	1	—	1	1
Purchase commitments for property, plant, and equipment	4	4	—	—	—
Total contractual obligations	$1,122	$90	$160	$427	$445

*	Excludes the $2 million reserve for income taxes under FIN 48 as we are unable to reasonably predict the ultimate timing of settlement of our reserves for income taxes.
**	The term debt consists of a 3% fixed margin on LIBOR borrowings.

Commitments and Contingencies

The Company is party to various pending judicial and administrative proceedings arising in the ordinary course of business. These include, among others, proceedings based on product liability claims and alleged violations of environmental laws.

The Company has various accruals for contingent product liability costs. At both December 31, 2006 and 2007, the Company had $3 million accrued. There are no recoveries expected from third parties. If there is a range of equally probable outcomes, we accrue the lower end of the range.

The Company estimates contingent environmental liabilities based on the most probable method of remediation, current laws and regulations and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, we accrue the lower end of the range. At December 31, 2006 and 2007 the Company had less than $1 million accrued. There are no recoveries expected from third parties.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations. We adopted FIN 47 effective December 31, 2005. FIN 47 requires that a liability for the fair value of an Asset Retirement Obligation (‘‘ARO’’) be recognized in the period in which it is incurred if it can be reasonably estimated, with the offsetting associated asset retirement costs capitalized as part of the carrying amount of the long-lived asset. The ARO is subsequently allocated to expense using a systematic and rational method over its useful life. Changes in the ARO liability resulting from the passage of time are recognized as an increase in the carrying amount of the liability and an accretion to expense. Changes resulting from revisions to the timing or amount of the original estimate of cash flows are recognized as an increase or a decrease in both the asset and liability. Our ARO liability recorded at December 31, 2006 and December 31, 2007 was $3 million and $1 million, respectively, and the accretion for 2006 and 2007 was less than $1 million, respectively. The decrease in the ARO liability for 2007 mainly related to the sale of a few facilities, which had high ARO liabilities.

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

Asset impairment.    We perform impairment analyses, which are based on the guidance found in Statement of Financial Accounting Standards (‘‘SFAS’’) No. 142 and SFAS No. 144, on long-lived assets such as property, plant and equipment, identifiable intangible assets and goodwill. Management also evaluates the carrying amount of our inventories on a recurring basis for impairment due to lower of cost or market issues, and for excess or obsolete quantities. Goodwill and intangibles with indefinite lives were tested for impairment as of the date of adoption and as of December 31 of subsequent years. The factors that would cause a more frequent test for impairment include, among other things, a significant negative change in the estimated future cash flows of the reporting unit that has goodwill because of an event or a combination of events.

We perform impairment analyses of our recorded long-lived assets whenever events and circumstances indicate that they may be impaired. In the case of goodwill and intangibles with indefinite lives (trade names), these reviews are performed at least once a year, at December 31.

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

We also evaluate inventories on a regular basis to identify inventory on hand that may be obsolete or in excess of current and future projected market demand principally based on historical market demand. For inventory deemed to be obsolete, we provide a reserve on the full value of the inventory. Inventory that is in excess of current and projected use, which is generally defined as inventory quantities in excess of 24 months historical sales, is adjusted for certain allowances such as new part number introductions and product repacking opportunities.

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

Pension and post-retirement benefits other than pensions.    We have defined benefit plans related to Canadian employees with fair value of assets of approximately $32 million and liabilities of approximately $35 million as of December 31, 2007.

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

Income taxes.    We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years and for carryforwards. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of a deferred tax asset will not be realized. All available evidence, both positive and negative, is considered when determining the need for a valuation allowance. Judgment is used in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. Accounting for income taxes involves matters that require estimates and the application of judgment. Our income tax estimates are adjusted in light of changing circumstances, such as the progress of tax audits and our evaluation of the realizability of our tax assets.

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

In 2005, 2006 and 2007 we recorded restructuring charges of $23 million, $40 million and $38 million, respectively. We currently estimate that we will incur in the aggregate approximately $152 million of cash and non cash restructuring costs for the comprehensive restructuring. Establishing a reserve requires the estimate and judgment of management with respect to employee termination benefits, environmental costs and other exit costs. We had a $13 million and $10 million reserve recorded as of December 31, 2006 and 2007, respectively.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, ‘‘Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51’’ (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which SFAS No. 160 is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented. The Company is assessing what impact, if any, adoption of this statement would have on its financial position, results of operations and cash flows.

In December 2007, the FASB issued No. 141 (revised 2007), ‘‘Business Combinations’’ (‘‘SFAS No. 141R’’). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is assessing what impact, if any, adoption of this statement would have on its financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Liabilities’’ (‘‘SFAS No. 159’’). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new guidance is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements’’, which defines fair value, establishes a framework for measuring fair value in United States generally accepted accounting principles, and expands disclosures about fair value measurements. Adoption is required for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, the FASB deferred the effective date of SFAS No. 157, until the beginning of our 2009 fiscal year, as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis. The adoption of SFAS No. 157 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans’’ (‘‘SFAS No. 158’’). SFAS No. 158 amends SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and Termination Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 132(R), Employers’ Disclosure about Pensions and Other Postretirement Benefits.’’ SFAS No. 158 requires the recognition of the funded status of a defined benefit retirement plan (other than a multi-employer plan) as an asset or liability in the statement of financial position and the recognition of changes in the funded status through comprehensive income in the year in which such changes occur. The Company adopted the recognition provisions of SFAS No. 158 and initially applied them to the funded status of the Company’s defined benefit retirement plans and provided the required disclosures as of December 31, 2007. The initial recognition of the funded status of the Company’s defined benefit retirement plans resulted in a decrease in Shareholder’s Equity of $2 million, which was net of a tax benefit of $1 million.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, which are potential losses arising from adverse changes in market rates and prices, such as currency and interest rate fluctuation. Where necessary to minimize such risks we will enter into derivative transactions, however we do not enter into derivatives or other financial instruments for trading or speculative purposes.

Currency risk

We conduct business in North America, Europe, South America, Asia and Africa. Although we manage our businesses in such a way as to reduce a portion of the risks associated with operating internationally, changes in currency exchange rates may adversely impact our results of operations and financial position.

The results of operations and financial position of each of our operations are measured in their respective local (functional) currency. Business transactions denominated in currencies other than an operation’s functional currency produce foreign exchange gains and losses, as a result of the remeasurement process, as described in SFAS No. 52, ‘‘Foreign Currency Translation.’’ To the extent that net monetary assets or liabilities denominated in a non-local currency are generated, changes in an entity’s functional currency exchange rate versus each currency in which an entity transacts business have a varying impact on an entity’s results of operations and financial position, as reported in functional currency terms. Therefore, for entities that transact business in multiple currencies, we seek to minimize the net amount of revenue or expense denominated in non-local currencies. However, in the normal course of conducting international business, some amount of non-local currency exposure will exist. Therefore, management monitors these exposures and engages in business activities or financial hedge transactions intended to mitigate the potential financial impact due to changes in the respective exchange rates.

The Company’s consolidated results of operations and financial position, as reported in U.S. dollars, are also affected by changes in currency exchange rates. The results of operations of non-U.S. dollar functional entities are translated into U.S. dollars for consolidated reporting purposes each period at the average currency exchange rate experienced during the period. To the extent that the U.S. dollar may appreciate or depreciate over time, the contribution of non-U.S. dollar denominated results of operations to the Company’s U.S. dollar reported consolidated earnings will vary accordingly. Therefore, local currency denominated revenue and expenses of our non-U.S. dollar functional operations may have a significant impact on the Company’s sales and, to a lesser extent, consolidated net income trends. In addition, a significant portion of the Company’s consolidated financial position is maintained at foreign locations and is denominated in functional currencies other than the U.S. dollar. These non-U.S. dollar denominated assets and liabilities are translated into U.S. dollars at each respective currency’s exchange rate then in effect at the end of each reporting period, and the financial impact of such translation is reflected within the other comprehensive income component of shareholder’s equity. Accordingly, the amounts shown in our consolidated shareholder’s equity account will fluctuate depending upon the cumulative appreciation or depreciation of the U.S. dollar versus each of the respective functional currencies in which the Company conducts business. Management seeks to mitigate the potential financial impact upon the Company’s consolidated results of operations due to exchange rate changes by engaging in business activities or financial derivative transactions that will generally offset underlying currency exposures. We do not engage in activities solely intended to counteract the impact that changes in currency exchange rates may have upon the Company’s U.S. dollar reported statement of financial condition.

To date, our foreign currency exchange rate risk management efforts have primarily focused upon operationally managing the amount of net non-functional currency monetary assets or liabilities subject to the re-measurement process. In addition, we periodically execute short-term currency exchange rate forward contracts that are intended to mitigate the earnings impact related to the re-valuation of specific monetary assets or liabilities denominated in a currency other than a particular entity’s functional currency. At December 31, 2007, we had currency exchange rate derivatives with notional value of $93.6 million and a net asset value of $0.8 million.

Interest rate risk

At December 31, 2007, the Company’s financial position included $297 million of variable rate debt outstanding. Therefore, a hypothetical immediate 1% increase of the average interest rate on this debt would increase the future annual interest expense related to these debt obligations by $3 million.

Under the provisions of the senior credit facilities with its banks, the Company is required to pay a fixed rate of interest on at least 40% of its debt, consisting of the aggregate obligations under the senior credit facility, our senior subordinated notes and any additional senior subordinated notes that might be issued in the future. At December 31, 2007, approximately 75% of the Company’s total debt obligations were fixed or effectively fixed-rate in nature.

In April 2006, the Company entered into various pay-fixed interest rate swaps having a combined notional value of $150 million to effectively fix the rate of interest on a portion of our variable interest rate senior credit facility until April 30, 2008. In September 2007, the Company executed pay-fixed interest rate swaps having a notional amount of $150 million beginning upon the termination of the existing interest rate swaps and expiring on April 30, 2010. The effect of these transactions is to reduce the net annual interest expense impact of a hypothetical immediate 1% increase of the average interest rate on the Company’s $297 million variable rate debt outstanding from $3.0 million to $2.0 million.

As of December 31, 2007, the aggregate fair value of the interest rate swaps was a liability of $3.2 million. The potential loss in fair value of these swaps arising from a hypothetical immediate decrease in interest rates of 50 basis points is approximately $1.5 million.

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

To the Board of Directors and Shareholder of
Affinia Group Intermediate Holdings Inc.
Ann Arbor, Michigan

We have audited the accompanying consolidated balance sheets of Affinia Group Intermediate Holdings Inc. and subsidiaries (the ‘‘Company’’) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

As discussed in Note 2, the Company adopted the recognition and related disclosure provisions of Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, on December 31, 2007, and adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Affinia Group Intermediate Holdings Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Detroit, Michigan

March 10, 2008

Affinia Group Intermediate Holdings Inc.
Consolidated Statements of Operations
(Dollars in Millions)

	Year Ended December 31, 2005	Year Ended December 31, 2006	Year Ended December 31, 2007
Net sales	$2,132	$2,160	$2,138
Cost of sales	(1,837)	(1,784)	(1,759)
Gross profit	295	376	379
Selling, general and administrative expenses	(261)	(332)	(325)
Income from settlement	—	—	15
Loss on disposition of Beck Arnley	(21)	—	—
Operating profit	13	44	69
Other income, net	8	7	4
Interest expense	(55)	(59)	(59)
Income (loss) before income tax provision and minority interest	(34)	(8)	14
Income tax provision (benefit)	(4)	(3)	8
Equity in income, net of tax	—	—	—
Minority interest, net of tax	—	—	—
Income (loss) from continuing operations	(30)	(5)	6
Income from discontinued operations, net of tax	—	—	—
Net income (loss)	$(30)	$(5)	$6

The accompanying notes are an integral part of the consolidated financial statements.

Affinia Group Intermediate Holdings Inc.
Consolidated Balance Sheets
(Dollars in Millions)

	December 31, 2006	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$70	$59
Trade accounts receivable, less allowances of $5 million and $4 million, respectively, in 2006 and 2007	351	361
Inventories, net	430	506
Other current assets	45	44
Total current assets	896	970
Property, plant, and equipment, net	187	183
Goodwill	45	30
Other intangible assets, net	170	164
Deferred financing costs	18	15
Deferred income taxes	46	74
Investments and other assets	19	21
Total assets	$1,381	$1,457
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$210	$240
Other accrued expenses	143	134
Accrued payroll and employee benefits	36	27
Total current liabilities	389	401
Long-term debt	597	597
Deferred employee benefits and other noncurrent liabilities	12	25
Total liabilities	998	1,023
Minority interest in consolidated subsidiaries	2	2
Contingencies and commitments
Common stock, $.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	407	408
Accumulated deficit	(39)	(34)
Accumulated other comprehensive income	13	58
Shareholder’s equity	381	432
Total liabilities and shareholder’s equity	$1,381	$1,457

The accompanying notes are an integral part of the consolidated financial statements.

Affinia Group Intermediate Holdings Inc.
Consolidated Statements of Shareholder’s Equity
(Dollars in Millions)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Minimum Pension Liability Adjustment	Foreign Currency Translation Adjustment	Interest Rate Swap	Comprehensive Income (Loss)	Total Shareholder’s Equity
Balance at January 1, 2005	$—	$405	$(4)	$—	$3	$—		$404
Capital contribution	—	1	—	—	—	—		1
Stock-based compensation	—	—	—	—	—	—
Net loss	—	—	(30)	—	—	—	(30)	(30)
Other comprehensive loss:
Currency translation – net of tax of $1 million	—	—	—	—	(1)	—	(1)	(1)
Comprehensive loss	—	—	—	—	—	—	$(31)
Balance at December 31, 2005	$—	$406	$(34)	$—	$2	$—		$374
Stock-based compensation	—	1	—	—	—	—		1
Net loss	—	—	(5)	—	—	—	(5)	(5)
Other comprehensive income (loss):
Minimum pension liability adjustment – net of tax benefit of $1 million	—	—	—	(1)	—	—	(1)	(1)
Currency translation – net of tax of $7 million	—	—	—	—	12	—	12	12
Comprehensive income	—	—	—	—	—	—	$6
Balance at December 31, 2006	$—	$407	$(39)	$(1)	$14	$—		$381
Adoption of FIN 48	—	—	(1)	—	—	—		(1)
Adjusted balance, January 1, 2007	$—	$407	$(40)	$(1)	$14	—		$380
Stock-based compensation	—	1	—	—	—	—		1
Net income	—	—	6	—	—	—	6	6
Other comprehensive income (loss):
Interest rate swap – net of tax of $1 million	—	—	—	—	—	(2)	(2)	(2)
Adoption of SFAS 158 – net of tax of $1 million	—	—	—	(2)	—	—		(2)
Currency translation – net of tax of $15 million	—	—	—	—	49	—	49	49
Comprehensive income	—	—	—	—	—	—	$53
Balance at December 31, 2007	$—	$408	$(34)	$(3)	$63	$(2)		$432

The accompanying notes are an integral part of the consolidated financial statements.

Affinia Group Intermediate Holdings Inc.
Consolidated Statements of Cash Flows
(Dollars in Millions)

	Year Ended December 31, 2005	Year Ended December 31, 2006	Year Ended December 31, 2007
Operating activities
Net income (loss)	$(30)	$(5)	$6
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	46	46	33
Impairment of assets	22	—	3
Stock-based compensation	—	1	1
Provision for deferred income taxes	(44)	10	(28)
Change in trade accounts receivable	8	(1)	(10)
Change in inventories	77	(13)	(76)
Change in other current operating assets	(14)	13	1
Change in other current operating liabilities	58	(19)	12
Change in other	(22)	(10)	59
Net cash provided by operating activities of continuing operations	101	22	1
Net cash provided by operating activities of discontinued operations	2	—	—
Net cash provided by operating activities	103	22	1
Investing activities
Proceeds from sales of assets	4	3	14
Working capital settlement with Dana	(28)	—	—
Proceeds from disposition of discontinued operations	7	—	—
Additions to property, plant, and equipment	(35)	(24)	(30)
Net cash used in investing activities	(52)	(21)	(16)
Financing activities
Proceeds from (payment of) short-term debt	(15)	—	—
Proceeds from (payment of) long-term debt	(35)	(15)	—
Capital contribution	1	—	—
Net cash (used in) provided by financing activities of continuing operations	(49)	(15)	—
Net cash (used in) financing activities of discontinued operations	—	—	—
Net cash (used in) provided by financing activities	(49)	(15)	—
Effect of exchange rates on cash	—	2	4
Increase (decrease) in cash and cash equivalents	2	(12)	(11)
Cash and cash equivalents at beginning of the period	80	82	70
Cash and cash equivalents at end of the period	$82	$70	$59
Supplemental cash flows information
Cash paid during the period for:
Interest	$49	$54	$55
Income taxes	$18	$12	$17

The accompanying notes are an integral part of the combined and consolidated financial statements.

Note 1.	Organization and Description of Business

Affinia Group Inc. (‘‘Affinia’’) is a global leader in the on and off-highway replacement products and services industry. We derive approximately 96% of our sales from this industry and, as a result, are not directly affected by the market cyclicality of the automotive original equipment manufacturers. Our broad range of brake, filtration, chassis and other products are sold in North America, Europe, South America, Asia and Africa. Our brands include WIX, Raybestos, McQuay-Norris, Nakata and Quinton Hazell. Additionally, we provide private label offerings for NAPA, CARQUEST and ACDelco and other customers and co-branded offerings for Federated and ADN. Affinia is wholly-owned by Affinia Group Intermediate Holdings Inc., which, in turn, is wholly-owned by Affinia Group Holdings Inc., a company controlled by affiliates of The Cypress Group L.L.C.

Note 2.	Summary of Significant Accounting Policies

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

Use of Estimates

The preparation of these consolidated financial statements requires estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Some of the more significant estimates include valuation of deferred tax assets and inventories; workers compensation; sales return, rebate and warranty accruals; restructuring, environmental and product liability accruals; valuation of postemployment and postretirement benefits, as applicable; and allowances for doubtful accounts. Actual results may differ from these estimates and assumptions.

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

The Company’s net sales to its two largest customers for the year ended December 31, 2007, was 25%, and 7%; for the year ended December 31, 2006, was 22% and 7%; and for the year ended December 31, 2005, was 21% and 8%. Net sales represent the amounts invoiced to customers after adjustments related to rebates, returns and discounts. The Company provides reserves for rebates, returns and discounts at the time of sale which are subsequently applied to the account of specific customers based upon actual activity including the attainment of targeted volumes. The Company’s two largest customers’ accounts receivable as of December 31, 2007 represented approximately 28% and 8%, and as of December 31, 2006 represented 30% and 9% of the total accounts receivable.

Foreign Currency Translation

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to Other Comprehensive Income.

Included in Net income (loss) are the gains and losses arising from foreign currency transactions. The impact on income (loss) before income tax provision of foreign currency transactions including the results of our foreign currency hedging activities, amounted to a loss of $2 million, a loss of $0.1 million and a gain of $1 million in 2007, 2006 and 2005, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined on the FIFO basis for all domestic inventories or average cost basis for non-U.S. inventories.

Goodwill

We have adopted SFAS No. 142, ‘‘Goodwill and Other Intangible Assets.’’ In accordance with this standard, goodwill is no longer amortized, but instead the Company evaluates goodwill for impairment, as of December 31 of each year, unless conditions arise that would require a more frequent evaluation. In assessing the recoverability of goodwill, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective reporting unit. If these estimates or related projections change in the future, we may be required to record impairment charges for goodwill at that time.

Intangibles

We have trade names with indefinite lives and other intangibles with definite lives. As discussed above, we adopted SFAS No. 142 as of January 1, 2002, which eliminated the amortization of trade names. In lieu of amortization, we test trade names for impairment on an annual basis as of December 31 of each year, unless conditions arise that would require a more frequent evaluation. Trade names are tested for impairment by comparing the fair value to their carrying values.

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

Properties and Depreciation

Fixed assets are being depreciated over their estimated remaining lives using primarily the straight-line method for financial reporting purposes and accelerated depreciation methods for federal income tax purposes. Major additions and improvements are capitalized and depreciated over their estimated useful lives, and repairs and maintenance are charged to expense in the period incurred. We review long-lived assets for impairment as required by SFAS No. 144 ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets.’’ SFAS No. 144 requires recognition of an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows. If the long-lived asset is not recoverable, we measure an impairment loss as the difference between the carrying amount and fair value of the asset.

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

Revenue Recognition

Sales are recognized when products are shipped or received, depending on the contractual terms, and risk of loss has transferred to the customer. The Company estimates and records provisions for warranty costs, sales returns and other allowances based on experience and other relevant factors, when sales are recognized. The Company assesses the adequacy of its recorded warranty, sales returns and allowances liabilities on a regular basis and adjusts the recorded amounts as necessary. While management believes that these estimates are reasonable, actual returns and allowances and warranty costs may differ from estimates. Shipping and handling fees billed to customers are included in sales and the costs of shipping and handling are included in cost of sales. Inter-company sales have been eliminated.

Income Taxes

Income taxes are recognized during the period in which transactions enter into the determination of financial statement income, with deferred income taxes being provided for the tax effect of temporary differences between the carrying amount of assets and liabilities and their tax basis. Deferred income taxes are provided on the undistributed earnings of foreign subsidiaries and affiliated companies except to the extent such earnings are considered to be permanently reinvested in the subsidiary or affiliate. In cases where foreign tax credits will not offset U.S. income taxes, appropriate provisions are included in the combined or consolidated statement of operations.

The Company accounts for uncertain tax positions in accordance with Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (‘‘FIN 48’’). The Company adopted the provisions of FIN 48 on January 1, 2007. Accordingly, the Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Financial Instruments

The reported fair values of financial instruments, consisting of cash and cash equivalents, trade accounts receivable and long-term debt, are based on a variety of factors. Where available, fair values represent quoted market prices for identical or comparable instruments. Where quoted market prices are not available, fair values are estimated based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of credit risk. Fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future. As of December 31, 2006 and 2007, the book value of some of our financial instruments, consisting of cash and cash equivalents and trade accounts receivable, approximated their fair values. The fair value of long-term debt is disclosed in ‘‘Note 7. Debt’’.

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

Pension Plans

The Company maintains six defined benefit pension plans associated with its Canadian operations as of December 31, 2006 and 2007. The annual net periodic pension costs are determined on an actuarial basis. The Company adopted the recognition provisions of SFAS No. 158 and initially applied them to the funded status of the Company’s defined benefit retirement plans and provided the required disclosures as of December 31, 2007.

Advertising Costs

Advertising expenses were $27, $31, and $29 million for the years 2005, 2006, and 2007, respectively.

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

Research and Development Costs

Research and development expenses are charged to operations as incurred. The Company incurred $4 million for each of the years ended 2005, 2006, and 2007.

Derivatives

The Company uses derivative financial instruments, from time to time, to manage the risk that changes in interest rates will have on the amount of future interest payments. Interest rate swap contracts are used to adjust the proportion of total debt that is subject to variable versus fixed interest rates. Under these agreements, the Company agrees to pay an amount equal to a specified fixed rate times a notional principal amount, and to receive an amount equal to a specified variable rate times the same notional principal amount or vice versa. The notional amounts of the contract are not exchanged. No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination and will represent the net present value, at current rates of interest, of the remaining obligation to exchange payments under the terms of the contract. The Company measures hedge effectiveness, at least quarterly, by using the hypothetical derivative method.

In April 2006, the Company entered into various pay-fixed interest rate swaps having a combined notional value of $150 million to effectively fix the rate of interest on a portion of our variable interest rate senior credit facility until April 30, 2008. In September 2007, the Company executed pay-fixed interest rates swaps beginning upon the termination of the existing interest rate swaps and expiring on April 30, 2010.

Changes in fair value of derivatives designated as cash flow hedges are recorded as a separate component of other comprehensive income (loss) to the extent such cash flow hedges are effective. Amounts are reclassified from other comprehensive income (loss) when the underlying hedged items are realized or hedges are ineffective. Less than $0.1 million has been reclassified from other comprehensive income (loss) into earnings in 2006 and 2007. There have been no gains or losses reclassified from other comprehensive income (loss) into earnings due to hedge ineffectiveness related to any of the Company’s interest rate swap transactions.

We also entered into forward foreign currency exchange contracts during 2007 to mitigate the potential financial impact upon the Company’s consolidated results of operations due to exchange rate changes by engaging in business activities or financial derivative transactions that will generally offset underlying currency exposures. To date, our foreign currency exchange rate risk management efforts have primarily focused upon operationally managing the amount of net non-functional currency monetary assets or liabilities subject to the re-measurement process. In addition, we periodically execute short-term currency exchange rate forward contracts that are intended to mitigate the earnings impact related to the re-valuation of specific monetary assets or liabilities denominated in a currency other than a particular entity’s functional currency. At December 31, 2007, we had currency exchange rate derivatives with notional value of $93.6 million and a net asset value of $0.8 million.

Stock-Based Compensation

We adopted SFAS No. 123R, ‘‘Share-Based Payment’’, in 2005 and account for the stock incentive plan employee stock options under the fair value method of accounting using a Black-Scholes model to measure stock-based compensation expense at the date of grant. The compensation expense for the year was less than $1 million for 2005, 2006 and 2007.

On July 20, 2005, we adopted the Affinia Group Holdings Inc. 2005 Stock Incentive Plan, which we refer to as our stock incentive plan. The stock incentive plan permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock and other stock-based awards to employees, directors or consultants of Affinia Group Holdings Inc. and its affiliates. A maximum of 227,000 shares of common stock may be subject to awards under the stock incentive plan. The number of shares issued or reserved pursuant to the stock incentive plan (or pursuant to outstanding awards) is subject to adjustment on account of mergers, consolidations, reorganizations, stock splits, stock dividends and other dilutive changes in the common stock. Shares of common stock covered by awards that terminate or lapse and shares delivered by a participant or withheld to pay the minimum statutory withholding rate, in each case, will again be available for grant under the stock incentive plan. Refer to Note 9 Stock Option Plans for further information on and discussion of our stock incentive plan.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, ‘‘Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51’’ (‘‘SFAS No. 160’’). SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which SFAS No. 160 is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented. The Company is assessing what impact, if any, adoption of this statement would have on its financial position, results of operations and cash flows.

In December 2007, the FASB issued No. 141 (revised 2007), ‘‘Business Combinations’’ (‘‘SFAS No. 141R’’). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is assessing what impact, if any, adoption of this statement would have on its financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Liabilities’’ (‘‘SFAS No. 159’’). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new guidance is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements’’ (‘‘SFAS No. 157’’), which defines fair value, establishes a framework for measuring fair value in United States generally accepted accounting principles, and expands disclosures about fair value measurements. Adoption is required for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, the FASB deferred the effective date of SFAS No. 157, until the beginning of our 2009 fiscal year, as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis. The adoption of SFAS No. 157 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans’’ (‘‘SFAS No. 158’’). SFAS No. 158 amends SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and Termination Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 132(R), Employers’ Disclosure about Pensions and Other Postretirement Benefits.’’ SFAS No. 158 requires the recognition of the funded status of a defined benefit retirement plan (other than a multi-employer plan) as an asset or liability in the statement of financial position and the recognition of changes in the funded status through comprehensive income in the year in which such changes occur. The Company adopted the recognition provisions of SFAS No. 158 and initially applied them to the funded status of the Company’s defined benefit retirement plans and provided the required disclosures as of December 31, 2007. The initial recognition of the funded status of the Company’s defined benefit retirement plans resulted in a decrease in Shareholder’s Equity of $2 million, which was net of a tax benefit of $1 million.

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

Note 3.	Settlement

On December 5, 2007, the United States Bankruptcy Court for the Southern District of New York (the ‘‘Court’’) entered an order approving a settlement agreement dated as of November 20, 2007 (the ‘‘Settlement Agreement’’) between Dana Corporation (‘‘Dana’’) and the Company. On March 3, 2006, Dana as well as forty of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the Court. The

Settlement Agreement resolves certain of the parties’ disputes relating to the Company’s acquisition of Dana’s outstanding shares of capital stock of certain subsidiaries and certain assets consisting primarily of Dana’s aftermarket business operations (the ‘‘Acquisition’’) pursuant to a Stock and Asset Purchase Agreement (the ‘‘Purchase Agreement’’) which acquisition closed on November 30, 2004.

Pursuant to the Settlement Agreement the Company remitted to Dana approximately $31 million Canadian Dollars that the Company received from the Canada Revenue Agency as tax refunds. The payment resulted in a reduction to our accrued liability account.

Also as part of the settlement agreement Affinia received a general unsecured nonpriority claim against Dana in the amount of $21.7 million in connection with Dana’s proposed rejection of the Purchase Agreement. We sold our general non-recourse unsecured claim for $15.4 million on December 17, 2007. The termination of the Purchase Agreement as provided in the Settlement Agreement resulted in Affina no longer being indemnified by Dana against certain product liability claims, environmental claims or litigation matters (other than tax-related litigation). The loss of the indemnity protection resulted in the Company accruing $0.9 million in connection with certain South American litigation and a Canadian environmental matter. We recorded the remaining consideration of $14.5 million as a reduction to operating expenses as disclosed on the consolidated statements of operations.

Note 4.	Inventories, net

Inventories consist of the following (Dollars in Millions):

	At December 31, 2006	At December 31, 2007
Raw materials	$107	$110
Work-in-process	30	33
Finished goods	342	418
Reserve	(49)	(55)
	$430	$506

Note 5.	Goodwill

Goodwill is not amortized, but instead the Company evaluates goodwill for impairment, as of December 31 of each year, unless conditions arise that would require a more frequent evaluation. In assessing the recoverability of goodwill, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective reporting unit. We have tested goodwill for impairment in the last three years as of the end of the year, and concluded no impairment existed.

In accordance with SFAS No. 109, ‘‘Accounting for Income Taxes’’, the tax benefit for the excess of tax-deductible goodwill over the reported amount of goodwill is applied to first reduce the goodwill related to the Acquisition. The tax benefit for the excess of tax deductible goodwill reduced reported goodwill by approximately $6 million during 2006 and approximately $16 million during 2007. Once the reported amount of goodwill is reduced to zero, the remaining tax benefit reduces the basis of intangible assets purchased in the Acquisition. Any remaining tax benefit reduces the income tax provision.

The following table summarizes our goodwill activity, which is related to the On and off-highway segment, during 2006 and 2007 (Dollars in Millions):

Balance at December 31, 2005	$57
Tax benefit reduction	(6)
Adjustment for reduction in estimated tax liabilities	(6)
Balance at December 31, 2006	$45
Tax benefit reductions	(16)
Adjustment to tax basis of acquired assets and liabilities due to application of FIN 48	1
Balance at December 31, 2007	$30

Note 6.	Other Intangible Assets

As of December 31, 2006 and December 31, 2007, the Company’s other intangible assets consisted of trade names, customer relationships, and developed technology. The Company recorded approximately $8 million of amortization on customer relationships and developed technology for both periods ending December 31, 2006 and December 31, 2007. We anticipate $8 million in amortization in each year for the next five years. Amortization expense is calculated on a straight line basis over 6 to 20 years. We determine on a periodic basis whether the lives and the method for amortization are accurate.

In accordance with SFAS No. 142, trade names and other indefinite lived intangibles were tested for impairment in the last three years as of the end of the year by comparing their fair value to their carrying values. The fair value for each trade name was established based upon a royalty savings approach. We determined that there were impairments of less than $0.1 million and $3 million as of December 31, 2006 and December 31, 2007, respectively.

Prior to October of 2007, we used the Raybestos brand name under a licensing agreement. During October 2007, we purchased the Raybestos brand name from Raybestos Product Company. We made a strategic decision near the end of 2007 to utilize the Raybestos name in place of the Spicer, Raymold and, on certain products with the AIMCO brand name. As a result, these indefinite lived trade names were impaired by $3 million as of December 31, 2007. The impairment was recorded in cost of sales.

A rollforward of the other intangibles and trade names for 2006 and 2007 is shown below (Dollars in Millions):

	12/31/2005	Amortization	12/31/2006	Amortization	Impairment	Other	12/31/07
Trade names	$48	$—	$48	$—	$(3)	$5	$50
Customer relationships	111	(6)	105	(6)	—	—	99
Developed technology	19	(2)	17	(2)	—	—	15
Total	$178	$(8)	$170	$(8)	$(3)	$5	$164

Note 7.	Debt

Debt consists of the following (Dollars in Millions):

	At December 31,
	2006	2007
Long-term:
Term loan, due November 2011	$297	$297
Senior subordinated notes, due November 2014	300	300
Revolving credit facility, due November 2010	—	—
	597	597
Less: Current portion	—	—
	$597	$597

The fair value of debt is as follows (Dollars in Millions):

Fair Value of Debt at December 31, 2006

	Book Value of Debt	Trading Price Factor	Fair Value of Debt
Term loan, due November 2011	$297	100%	$297
Senior subordinated notes, due November 2014	300	98%	294
Total fair value of debt at December 31, 2006			$591

Fair Value of Debt at December 31, 2007

	Book Value of Debt	Trading Price Factor	Fair Value of Debt
Term loan, due November 2011	$297	96%	$285
Senior subordinated notes, due November 2014	300	90%	270
Total fair value of debt at December 31, 2007			$555
On November 30, 2004, the Company issued 9.0% senior subordinated notes due 2014 in the principal amount of $300 million. The senior subordinated notes were offered only to qualified institutional buyers and certain persons in offshore transactions. The senior subordinated notes were subsequently registered under the Securities Act of 1933 pursuant to an exchange offer completed on November 2, 2005. Interest is payable semiannually in arrears on May 30 and November 30. The senior subordinated notes do not require principal payments prior to maturity. Affinia Group Intermediate Holdings Inc. and certain of the Company’s current and future subsidiaries guarantee the senior subordinated notes. At its option, Affinia may redeem some or all of the senior subordinated notes prior to November 30, 2009 at a redemption price equal to 100% of the principal amount thereof plus a specified ‘‘make-whole’’ premium plus accrued and unpaid interest, if any. On and after November 30, 2009, the Company may, at its option, redeem all or a portion of the senior subordinated notes the redemption prices set forth below (expressed as percentages of principal amount), plus accrued interest, if any, if redeemed during the twelve-month period commencing on November 30 of the years set forth below:

Senior Subordinated Notes

Period	Redemption Price
2009	104.500%
2010	103.000%
2011	101.500%
2012 and thereafter	100.000%

On November 30, 2004, Affinia established financing arrangements with third party lenders (the ‘‘banks’’) that provide senior credit facilities consisting of a revolving credit facility and a term loan facility that are unconditionally guaranteed by the Company, and certain domestic subsidiaries of Affinia (collectively, the ‘‘Guarantors’’). The repayment of these facilities is secured by substantially all the assets of the Guarantors, including, but not limited to, a pledge of their capital stock and 65 percent of the capital stock of non-U.S. subsidiaries owned directly by the Guarantors. The revolving credit facility, which expires on November 30, 2010, provides for borrowings of up to $125 million through a syndicate of lenders. The revolving credit facility also includes borrowing capacity available for letters of credit. As of December 31, 2007, the Company had $28 million in outstanding letters of credit, none of which had been drawn against. There were no amounts outstanding under the revolving credit facility at December 31, 2007. The term loan facility provided for a $350 million term loan with a maturity of seven years upon issuance, of which $297 million was outstanding at December 31, 2007. On December 12, 2005, in connection with the comprehensive restructuring, certain provisions applicable to the senior credit facilities were amended.

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

At December 31, 2007 the Company had $297 million outstanding under the term loan facility with a weighted-average interest rate during the year of 8.28%. The amounts outstanding, as well as the base rates and margins, at December 31, 2007, were as follows:

	Amount	LIBOR Rate	Margin
Term loan facility	$297 million	4.96%	3.00%

The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability, and the ability of the Company’s subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness (including the senior subordinated notes), pay certain dividends and distributions or repurchase its capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing Affinia’s indebtedness (including the senior subordinated notes), and change the business conducted by Affinia and its subsidiaries. In addition, the senior credit facilities contain the following financial covenants: a maximum total leverage ratio; a minimum interest coverage ratio; and a maximum capital expenditures limitation. As of December 31, 2007 and 2006 the Company was in compliance with all of these covenants.

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

In April 2006, the Company entered into various pay-fixed interest rate swaps having a combined notional value of $150 million to effectively fix the rate of interest on a portion of our variable interest rate senior credit facility until April 30, 2008. In September 2007, the Company executed pay-fixed interest rate swaps having a notional amount of $150 million beginning upon the termination of the existing interest rate swaps and expiring on April 30, 2010. The effect of these transactions is to reduce the net annual interest expense impact of a hypothetical immediate 1% increase of the average interest rate on the Company’s $297 million variable rate debt outstanding from $3.0 million to $2.0 million.

Note 8.	Securitization of Accounts Receivable

On November 30, 2004, Affinia established a receivables facility that provides up to $100 million in funding, based on availability of eligible receivables and satisfaction of other customary conditions. Under the receivables facility, receivables are sold by certain subsidiaries of Affinia to a wholly owned bankruptcy-remote finance subsidiary of Affinia, which transfers an undivided interest in the purchased receivables to a commercial paper conduit or bank sponsor in exchange for cash.

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

At December 31, 2006 and December 31, 2007, the usage fee margin for the receivables facility was 1.25% per annum of the amount funded. In addition, the finance subsidiary is required to pay a fee on the unused portion of the receivables facility that varies based upon the same ratio. At December 31, 2006 and December 31, 2007, the unused fee was 0.50% per annum of the unused portion of the receivables facility.

Availability of funding under the receivables facility depends primarily upon the outstanding trade accounts receivable balance from time to time. Aggregate availability is determined by using a formula that reduces the gross receivables balance by factors that take into account historical default and dilution rates, obligor concentrations and average days outstanding and the costs of the facility. As of December 31, 2006 and December 31, 2007, approximately $71 million and $59 million, respectively, were available for funding. At December 31, 2006 and December 31, 2007, no interest in the purchased receivables had been transferred under this facility.

The receivables facility contains conditions, representations, warranties and covenants similar to those in the senior credit facilities. We were in compliance with all covenants in both 2007 and 2006. It also contains amortization events similar to the events of default under the senior credit facilities, plus amortization events relating to the quality and performance of the trade receivables. If an amortization event occurs, all of the cash flow from the receivables sold to the finance subsidiary will be allocated to the receivables facility until it is paid in full.

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

Method of Accounting and Our Assumptions

On July 20, 2005, we adopted the stock incentive plan with a maximum of 227,000 shares of common stock subject to awards. As of December 31, 2007 there were 60,910 vested shares and 156,600 unvested shares. Additionally, at year-end 9,490 shares were available for future stock option grants. Each option expires on August 1, 2015. One-half of the options vest based on the performance of the Company and the remaining portion vests at the end of each year ratably over the period from the year of the grant until December 31, 2009. The exercise price is $100 per option.

We account for our employee stock options under the fair value method of accounting using a Black-Scholes model to measure stock-based compensation expense at the date of grant. Dividend yields were not a factor because there were no cash dividends declared during 2006 and 2007. Our weighted-average Black-Scholes fair value assumptions include:

	2005	2006	2007
Weighted-average effective term	6 years	6 years	5.5 years
Weighted-average risk free interest rate	4.2%	4.2%	4.39%
Weighted-average expected volatility	40.0%	40.0%	39.6%
Weighted-average fair value of options (Dollars in Millions)	$4	$4	$6

The fair value of the stock option grants is amortized to expense over the vesting period. The Company reduces the overall compensation expense by a turnover rate consistent with historical trends. Stock-based compensation expense, which was recorded in selling, general and administrative expenses, and tax related income tax benefits were less than $1 million for 2005, 2006 and 2007.

Options
Outstanding at January 1, 2006	140,700
Granted	14,060
Forfeited/expired	(5,500)
Outstanding at December 31, 2006	149,260
Granted	82,050
Forfeited/expired	(13,800)
Outstanding at December 31, 2007	217,510

A summary of the status of the Company’s nonvested shares as of December 31, 2007, and changes during the year ended December 31, 2007 is presented below:

Options
Outstanding at December 31, 2006	117,219
Granted	82,050
Vested	(31,508)
Forfeited/expired	(11,161)
Outstanding at December 31, 2007	156,600

Note 10.	Pension and Other Postretirement Benefits

The Company provides defined contribution and defined benefit, qualified and nonqualified, pension plans for certain employees.

Under the terms of the defined contribution retirement plans, employee and employer contributions may be directed into a number of diverse investments. Expenses related to these defined contribution plans were $10 million for the year ended December 31, 2005, $10 million for the year ended December 31, 2006, and $9 million for the year ended December 31, 2007.

The Company has Canadian defined benefit pension plans (the assets of which are referred to as the Fund). These plans are managed in accordance with applicable legal requirements relating to the investment of registered pension plans. The responsibility for the investment of the Fund lies with the Investment Committee of ITT Industries of Canada Ltd. (the ‘‘Committee’’). The Committee is composed of representatives of ITT and of the participating companies, which includes our Company. The investments objectives of the plans are to maximize long-term total investment returns while assuming a prudent level of risk deemed appropriate by the Committee. The Fund may not engage in certain investments that are not permitted for a pension plan pursuant to applicable provincial pension benefits legislation and the Income Tax Act of Canada. Additionally, the Fund may not invest more than 10% of the assets in any single public issue of securities except where the security is issued by or guaranteed by the government of Canada or a Canadian province. This investment policy permits plan assets to be invested in a number of diverse investment categories such as demand or term deposits, short term notes, treasury bills, bankers acceptances, commercial paper, investment certificates issued by banks, insurance companies or trust companies, bonds and non-convertible debentures, mortgages and other asset-backed securities, convertible debentures, real estate, preferred and common stocks that are traded publicly, including both Canadian and foreign stocks, resource properties, venture capital, insured contracts, pooled funds, segregated funds, trusts, closed-end investment companies, limited partnerships and other structured vehicles invested directly or indirectly in, or in interests.

The Company adopted the recognition provisions of SFAS No. 158 and initially applied them to the funded status of the Company’s defined benefit postretirement plans and provided the required disclosures as of December 31, 2007. The initial recognition of the funded status of the Company’s defined benefit postretirement plans resulted in a decrease in Shareholder’s Equity of $2 million, which was net of a tax benefit of $1 million and was recorded as of December 31, 2007.

The following tables provide a reconciliation of the changes in the Company’s defined benefit pension plans’ and other postretirement plans’ benefit obligations and the fair value of assets for the years ended December 31, 2006 and December 31, 2007, as well as the statements of the funded status and schedules of the net amounts recognized in the balance sheet at December 31, 2006 and 2007. The measurement date for the amounts in these tables was December 31 of each year presented (Dollars in Millions):

	Pension Benefits
	Year Ended December 31, 2006	Year Ended December 31, 2007
Reconciliation of benefit obligation
Obligation at beginning of period	$23	$27
Service cost	1	—
Interest cost	1	2
Plan amendment	—	1
Actuarial (gain) loss	3	3
Benefit payments	(1)	(1)
Translation adjustments	—	3
Obligation at end of period	$27	$35
Accumulated benefit obligation	$27	$35

	Pension Benefits
	Year Ended December 31, 2006	Year Ended December 31, 2007
Reconciliation of fair value of plan assets
Fair value, beginning of period	$21	$26
Actual return on plan assets	3	2
Employer contributions	3	1
Benefit payments	(1)	(1)
Translation adjustments	—	4
Fair value, end of period	$26	$32

	Pension Benefits
	Year Ended December 31, 2006	Year Ended December 31, 2007
Funded Status	$(1)	$(3)
Unrecognized net actuarial loss	2	4
Accrued benefit cost	$1	$1

The following table reflects the impact of the adoption of SFAS No. 158 on our Consolidated Balance Sheet at December 31, 2007:

	Year Ended December 31, 2007
	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
Pension obligations	$(1)	$(3)	$(4)
Deferred income tax assets, non-current	—	1	1
Accumulated other comprehensive income (loss)	$(1)	$(2)	$(3)

The weighted average asset allocations of the pension plans at December 31, 2006 and December 31, 2007 were as follows:

	December 31, 2006	December 31, 2007
Asset Category
Equity securities	66%	71%
Controlled-risk debt securities	33%	27%
Cash and short-term obligations	1%	2%
Total	100%	100%

The target asset allocations of the pension plans for equity securities, controlled-risk debt securities, absolute return strategies investments and cash and other assets at December 31, 2006 and December 31, 2007 were 70%, 30%, 0% and 0%.

The following table presents the funded status of the Company’s pension plans and the amounts recognized in the balance sheet as of December 31, 2006 and 2007 (Dollars in Millions):

	December 31, 2006	December 31, 2007
Accumulated benefit obligation at beginning of period	$23	$27
Projected benefit obligation	27	35
Fair value of assets	26	32
Accrued cost	$(1)	$(3)
Amounts recognized in balance sheet:
Accrued benefit liability	$(1)	$(3)
Intangible asset	—	—
Accumulated other comprehensive income	2	3
Net amount recognized	$1	$—

The Company’s projected benefit payments by the pension plans subsequent to December 31, 2007 are expected to be $1 million in 2008 and less than $1 million for each of the next nine years.

Projected contributions to be made to the Company’s defined benefit pension plans are expected to be in aggregate $4 million over the next ten years.

Components of net periodic benefit costs for the Company’s defined benefit plans for the years ended December 31, 2005, December 31, 2006, and December 31, 2007 are as follows (Dollars in Millions):

	Pension Benefits
	Year Ended December 31, 2005	Year Ended December 31, 2006	Year Ended December 31, 2007
Service cost	$1	$1	$—
Interest cost	1	1	2
Expected return on plan assets	(1)	(1)	(2)
Amortization of transition obligation	—	—	—
Amortization of prior service cost	—	—	1
Recognized net actuarial loss (gain)	—	—	—
Net periodic benefit cost	$1	$1	$1

	December 31, 2005	December 31, 2006	December 31, 2007
Discount rate	6.0%	5.0%	5.0%
Expected return on plan assets	7.0%	6.7%	5.7%

The discount rate and expected return on plan assets for the Company’s plans presented in the tables above are used to determine pension expense for the succeeding year.

Note 11.	Income Tax

The components of the income tax provision (benefit) are as follows:

	Year Ended December 31, 2005	Year Ended December 31, 2006	Year Ended December 31, 2007
Current:
U.S. federal	$—	$—	$—
U.S. state and local	1	—	—
Non-United States	13	9	12
Total current	14	9	12
Deferred:
U.S. federal & state	(21)	(7)	(7)
Non-United States	3	(5)	3
Total deferred	(18)	(12)	(4)
Income tax provision (benefit)	$(4)	$(3)	$8

The income tax provision (benefit) was calculated based upon the following components of earnings (loss) before income taxes and minority interest (Dollars in Millions):

	Year Ended December 31, 2005	Year Ended December 31, 2006	Year Ended December 31, 2007
United States	$(80)	$(27)	$(12)
Non-United States	46	19	26
Earnings (loss) before income taxes	$(34)	$(8)	$14

Deferred tax assets (liabilities) consisted of the following (Dollars in Millions):

	At December 31, 2006	At December 31, 2007
Deferred tax assets:
Net operating loss carryforwards	$45	$61
Inventory reserves	7	16
Expense accruals	42	34
Other	7	7
Subtotal	101	118
Valuation allowance	(15)	(25)
Deferred tax assets	86	93
Deferred tax liabilities:
Depreciation & amortization	24	14
Foreign earnings	14	4
Deferred tax liabilities	38	18
Net deferred tax assets	$48	$75
Balance Sheet Presentation:
Other current assets	$2	$14
Deferred income taxes	46	74
Other accrued expenses	—	(3)
Deferred employee benefits & other noncurrent liabilities	—	(10)
Net deferred tax assets	$48	$75

Valuation allowances are provided for deferred tax assets whenever the realization of the assets is not deemed to meet a more likely than not standard. Accordingly, valuation allowances have been provided for net operating losses in certain non-U.S. countries. To reflect judgments in applying this standard, the Company increased the valuation allowance against deferred tax assets by $10 million in 2007.

U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such temporary differences totaled $64 million at December 31, 2007. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable.

The effective income tax rate differs from the U.S. federal income tax rate for the following reasons:

	Year Ended December 31, 2005	Year Ended December 31, 2006	Year Ended December 31, 2007
U.S. federal income tax rate	35.0%	35.0%	35.0%
Increases (reductions) resulting from:
State and local income taxes, net of federal income tax benefit	(2.9)	25.6	4.1
Non-U.S. income	(20.6)	(9.7)	26.1
Miscellaneous items	0.3	(8.6)	(9.3)
Effective income tax rate	11.8%	42.3%	55.9%

At the end of 2007, federal domestic net operating loss carryforwards were $107 million. Of these, $13 million expire in 2024, $25 million expire in 2025, $35 million expire in 2026 and $34 million expire in 2027. At the end of 2007, state domestic net operating loss carryforwards were estimated to be $58 million, the majority of which expire between 2024 and 2027. At the end of 2007, foreign net operating loss carryforwards were $50 million and expire as follows: $1 million in 2008, $0.9 million in 2009, $1.9 million in 2010, $1.9 million in 2011, $1.8 million in 2012, $1.4 million in 2013, $3.1 million in 2014, $1 million in 2015, $2.5 million in 2016, $2.1 million in 2022 and $32.4 million may be carried forward indefinitely. Realization of the tax benefits associated with loss carryforwards is dependent on generating sufficient taxable income prior to their expiration.

FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on an income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $3 million. As a result of the implementation of FIN 48, the Company recognized a $2 million increase in the liability for unrecognized tax benefits, a $1 million reduction to retained earnings and a $1 million increase to goodwill.

The following table summarizes the activity related to our unrecognized tax benefits (Dollars in Millions):

Balance at January 1, 2007	$3
Increases to tax positions in prior periods	—
Decreases to tax positions in prior periods	(1)
Balance at December 31, 2007	$2

Included in the balance of unrecognized tax benefits at December 31, 2007, are $2 million of tax benefits that, if recognized, would affect the effective tax rate. The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties as part of the income tax provision. As of December 31, 2007 the Company’s accrual for interest and penalties is less than $1 million.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. For jurisdictions in which the Company transacts significant business, tax years ending December 31, 2004 and later remain subject to examination by tax authorities. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

Note 12.	Property, Plant and Equipment

The following table breaks out the property, plant and equipment in further detail (Dollars in Millions):

	December 31,
	2006	2007
Property, plant and equipment
Land and improvements to land	$25	$21
Buildings and building fixtures	74	74
Machinery and equipment	125	143
Software	14	18
Other	1	1
Construction in progress	17	19
	256	276
Less: Accumulated depreciation	(69)	(93)
	$187	$183

Note 13.	Other Accrued Expenses

The following table breaks out the other accrued expenses in further detail (Dollars in Millions):

	December 31,
	2006	2007
Other accrued expenses
Return reserve	$18	$20
Accrued promotions and defective product	15	15
Core deposit liability	10	10
Taxes other than income taxes	8	16
Accrued property and casualty	8	9
Accrued restructuring	13	10
Tax deposit payable	30	7
Accrued marketing expense	9	6
Accrued freight	4	4
Other	28	37
	$143	$134

At December 31, 2006 and December 31, 2007 the Company had other accrued liabilities of $28 million and $37 million, respectively. The other accrued expenses primarily consist of accrued utilities, accrued professional fees and other miscellaneous accruals. In 2006, we had a tax receivable from the Canada Revenue Agency and tax deposit payable to Dana. During 2007, we received part of the refund and paid Dana, which reduced the tax deposit payable in the current year (Refer to Note 3 Settlement).

A reconciliation of the changes in our return reserves is as follows beginning with January 1, 2006 (Dollars in Millions):

	December 31,
	2006	2007
Beginning balance	$19	$18
Amounts charged to income	49	57
Returns processed	(50)	(55)
	$18	$20

Note 14.	Commitments and Contingencies

At December 31, 2007, the Company had purchase commitments for property, plant and equipment of approximately $4 million.

The Company had future minimum rental commitments under non-cancelable operating leases of $236 million at December 31, 2007, with future rental payments of:

2008	$34
2009	31
2010	28
2011	27
2012	26
Thereafter	90
Total	$236

The leases do not contain restrictions on future borrowings. There are no significant lease escalation clauses or purchase options. Rent expense was $27 million in 2005, $24 million in 2006, and $34 million in 2007.

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

On January 30, 2006, Parker-Hannifin Corporation (‘‘Parker’’) filed a complaint and request for preliminary injunction against Wix Filtration Corp. (‘‘Wix’’), which is a wholly owned subsidiary of Affinia, alleging patent infringement of four U.S. patents held by Parker. These patents cover an oil filter and fuel filter, designed for the Ford F-150 pickup truck, which Parker was selling to Wix for sale into the automotive aftermarket prior to the complaint date. Wix’s response to Parker’s preliminary injunction brief was filed on May 10, 2006 and the preliminary injunction hearing was held on August 23, 2006 in the U.S. District Court for the Eastern District of California. On October 24, 2006, the court denied Parker’s preliminary injunction motion. Trial in the matter is currently set to begin in May 2008. Wix has filed a motion for summary judgment challenging the validity of Parker’s patents and intends to continue to vigorously defend itself in this suit.

On December 5, 2007, the United States Bankruptcy Court for the Southern District of New York (the ‘‘Court’’) entered an order approving a settlement agreement dated as of November 20, 2007 (the ‘‘Settlement Agreement’’) between Dana and the Company. On March 3, 2006, Dana as well as forty of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the Court. The Settlement Agreement resolves certain of the parties’

disputes relating to the Acquisition pursuant to the Purchase Agreement which acquisition closed on November 30, 2004. Pursuant to the Settlement Agreement, among other things, the Company remitted to Dana approximately $31 million Canadian Dollars that the Company received from the Canada Revenue Agency as tax refunds. In addition, the Company received a general unsecured nonpriority claim against Dana in the amount of $22 million U.S. Dollars in connection with the settlement our claims against Dana as a result of their Chapter 11 filing and the termination of the Purchase Agreement (Refer to Note 3. Settlement).

On April 20, 2006, Heritage Equity Group (‘‘Heritage’’) and Beck Arnley Worldparts Corporation (‘‘Beck Arnley’’) filed suit against Affinia in the Rutherford County Chancery Court for the State of Tennessee. The suit arises out of Affinia’s sale of Beck Arnley to Heritage and damages allegedly arising from a tax election which Affinia was required to make under the Purchase Agreement with Dana. On June 28, 2007, as part of a settlement agreement, Beck Arnley dismissed its suit in Tennessee and agreed to pay on the original loan and royalty on a modified basis. However, immediately after signing the settlement agreement, Beck Arnley refused to make payment and Affinia was forced to sue for default on the loan in Delaware. That suit, filed in October 2007 is still pending in Delaware. The parties continue to have settlement negotiations to resolve the entire relationship between them and have agreed in principle to a modified loan repayment schedule. Affinia is awaiting final documentation.

On December 12, 2007, Visteon Corporation filed suit in state court in Wayne County, Michigan against Affinia and various Wix legal entities for contribution to a claim that Visteon Corporation settled with Ford Motor Company related to the recall of allegedly defective air filters sold by Wix. Affinia believes that it has a number of legal and factual defenses available to it and intends to vigorously defend itself in this matter.

The Company has various accruals for civil, environmental, product liability and other costs. If there is a range of equally probable outcomes, we accrue the lower end of the range. As of December 31, 2006 and 2007, the Company had $3 million accrued. There are no recoveries expected from third parties.

The Company estimates contingent environmental liabilities based on the most probable method of remediation, current laws and regulations and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, we accrue the lower end of the range. At December 31, 2006 and 2007 the Company had less than $1 million accrued. There are no recoveries expected from third parties.

During the first quarter of 2007 we signed a letter of credit in connection with a real estate lease. FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires that this letter of credit be accounted for as a guarantee. The fair value of this guarantee as of December 31, 2007 was $1 million and is included in other noncurrent liabilities and other long-term assets.

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

In other comprehensive restructuring activity, we announced our intent to sell our Waupaca (WI) facility. In addition, Quinton Hazell Automotive Limited (a UK subsidiary) entered into warehousing and distribution agreement with Caterpillar Logistics Services (UK) Limited in 2006. The transition to the new warehousing and distribution center occurred during the second and third quarters of 2007. During this transition period, we began marketing our Nuneaton (UK) distribution facility for sale. In October 2007, we finalized the sale of the facility for $6 million and recorded a gain on sale of less than $0.2 million.

In connection with the comprehensive restructuring, we have recorded $101 million in restructuring costs to date. We recorded $23 million in 2005, $40 million in 2006 and $38 million during 2007. The charges of $2 million in 2005, $39 million in 2006 and $35 million in 2007 were recorded in selling, general and administrative expense and $21 million in 2005, $1 million in 2006 and $3 million in 2007 were recorded in cost of sales. These charges consist of employee termination costs, other exit costs and impairment costs. Severance costs are being accounted for in accordance with SFAS No. 146, ‘‘Accounting for Costs Associated with Exit or Disposal Activities’’ and SFAS No. 112, ‘‘Employers’ Accounting for Postemployment Benefits’’ — an amendment of FASB Statements No. 5 and 43.’’ We currently estimate that we will incur approximately $51 million of cash and non-cash comprehensive restructuring plan costs during 2008 and 2009.

The Company also continues to expect that the major components of such costs will be employee severance costs, asset impairment charges, and other costs (i.e. moving costs, environmental remediation, site clearance and repair costs) each of which should represent approximately 38%, 20% and 42% respectively, of the total cost of the restructuring. We continue to expect the total cash and non-cash comprehensive restructuring plan costs to aggregate to $152 million.

The following summarizes the restructuring charges and activity for all the Company’s restructuring programs. (Dollars in Millions):

Accrued Restructuring
Balance at December 31, 2005		$8
Charges to expense:
Employee termination benefits	19
Asset write-offs expense	1
Other expenses	20
Total restructuring expenses		40
Cash payments and asset write-offs:
Cash payments		(32)
Asset retirements and other		(3)
Balance at December 31, 2006		$13
Charges to expense:
Employee termination benefits	16
Asset write-offs expense	6
Other expenses	16
Total restructuring expenses		38
Cash payments and asset write-offs:
Cash payments		(37)
Asset retirements and other		(4)
Balance at December 31, 2007		$10

At December 31, 2007, $10 million of restructuring charges remained in accrued liabilities, relating to wage and healthcare continuation for severed employees and other termination costs. These remaining benefits are expected to be paid during 2008.

Note 16.	Related Party Transactions

Mr. John M. Riess, an Affinia Group Board member, is related to an executive at CARQUEST. CARQUEST accounted for approximately $156 million and $151 million in 2006 and 2007 of our total sales. Mr. John A. Washbish,President, Under Vehicle Group and Customer Relationship Management, and Director, is related to the owner of Moog Automotive Warehouse, Louisville, Kentucky, an automotive warehouse distributor that purchased approximately $0.2 million of products from Affinia Group Inc. in 2006 and $0.4 million products from Affinia Group Inc. in 2007.

Note 17.	Segment Information

Certain of the Company’s operating segments have been aggregated into one reportable business segment, which is the manufacturing and distribution of vehicle aftermarket parts. The products, customer base, distribution channel, manufacturing process, procurement, and economic characteristics are similar throughout all of the Company’s operations. The Company also has one other reportable segment. Segment net sales, operating profit, total assets, depreciation and capital expenditures were as follows (Dollars in Millions):

	Net Sales			Operating Profit
	2005	2006	2007	2005	2006	2007
On and off-highway segment	$1,873	$1,903	$1,869	$72	$94	$103
Commercial Distribution Europe	260	268	281	3	—	(15)
Corporate, eliminations and other	(1)	(11)	(12)	(62)	(50)	(19)
	$2,132	$2,160	$2,138	$13	$44	$69

	Total Assets		Depreciation and Amortization			Capital Expenditures
	2006	2007	2005	2006	2007	2005	2006	2007
On and off-highway segment	$1,096	$1,203	$32	$32	$19	$24	$19	$25
Commercial Distribution Europe	163	156	6	4	3	4	2	2
Corporate, eliminations and other	122	98	8	10	11	7	3	3
	$1,381	$1,457	$46	$46	$33	$35	$24	$30

Net sales by geographic region were as follows (Dollars in Millions):

	Year Ended December 31, 2005	Year Ended December 31, 2006	Year Ended December 31, 2007
United States	$1,188	$1,198	$1,146
Canada	282	255	189
Brazil	217	242	289
Other Countries	445	465	514
	$2,132	$2,160	$2,138

Long-lived assets by geographic region were as follows (Dollars in Millions):

	December 31, 2006	December 31, 2007
United States	$310	$293
Canada	31	18
Brazil	6	7
Other Countries	73	74
	$420	$392

Net sales by geographic area were determined based on origin of sale. Geographic data on long-lived assets are comprised of property, plant and equipment, goodwill, other intangible assets and deferred financing costs.

We offer primarily three types of products: brake products, which include brake drums, rotors, pads and shoes and hydraulic brake system components; filtration products, which include oil, fuel, air and other filters; and chassis products, which include steering, suspension and driveline components. Additionally, we have Commercial Distribution South America and Commercial Distribution European products which offer brake, chassis, filtration and other products. The Commercial Distribution European products includes our Quinton Hazell European parts operation. Quinton Hazell designs, manufactures, purchases and distributes a wide range of aftermarket replacement motor vehicle components for customers throughout Europe, primarily under the Quinton Hazell brand name. The Company’s sales by group of similar products are as follows:

	Year Ended December 31, 2005	Year Ended December 31, 2006	Year Ended December 31, 2007
Brake products	$828	$804	$690
Filtration products	661	689	728
Chassis products	156	156	150
Commercial Distribution South America products	228	254	301
Commercial Distribution European products	260	268	281
Eliminations and other	(1)	(11)	(12)
	$2,132	$2,160	$2,138

Note 18.	Asset Retirement Obligations

We adopted SFAS No. 143, ‘‘Accounting for Asset Retirement Obligations’’ and FIN 47, ‘‘Accounting for Conditional Asset Retirement Obligations’’ effective January 1, 2003 and December 31, 2005, respectively.  SFAS No. 143 and FIN 47 require that a liability for the fair value of an Asset Retirement Obligation (‘‘ARO’’) be recognized in the period in which it is incurred if it can be reasonably estimated, with the offsetting associated asset retirement costs capitalized as part of the carrying amount of the long-lived assets.  The asset retirement cost is subsequently allocated to expense using a systematic and rational method over its useful life.  Changes in the ARO resulting from the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense, which is included in depreciation and amortization expense in the consolidated statements of operations.  Changes resulting from revisions to the timing or amount of the original estimate of cash flows are recognized as an increase or a decrease in the asset retirement cost and ARO.  The ARO recorded at December 31, 2006 and December 31, 2007 was $3 million and $1 million, respectively. The decrease in the ARO liability for 2007 mainly related to the sale of facilities which had high ARO liabilities.

Note 19.	Divestiture of Affiliate and Discontinued Operation

On March 31, 2005, Affinia completed the legal sale of its subsidiary, Beck Arnley to Heritage, pursuant to a stock purchase agreement. The contingent purchase price, which was based on future sales of Beck Arnley, for the stock of Beck Arnley was $5 million to be paid starting in 2006. Affinia also made a $3 million five year term loan to Beck Arnley, bearing interest at nine percent per annum. In addition, the stock purchase agreement provided that all of the cash at Beck Arnley, with the exception of $2 million, be retained by the Company. As a result, Affinia retained $17 million of cash that was held on the books of Beck Arnley. In connection with the transaction, Affinia recognized a pre-tax loss on the sale of $21 million, in addition to the $3 million loss from normal operations in the first quarter of 2005.

During the third quarter of 2005, we completed the sale of Candados Universales de Mexico, S.A. de C.V. (‘‘Cumsa’’), one of our Mexican operations, and the distribution company for Cumsa (Auto Parts Acquisition LLC) for $7 million in cash. Under the provisions of SFAS No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets,’’ we classify a business component that has been disposed of as a discontinued operation if the cash flow of the component has been eliminated from our ongoing operations and we will no longer have any significant continuing involvement in the component. The results of operations of our discontinued operations through the date of sale, including any gains or losses on disposition, are aggregated and presented on one line in the Consolidated Statement of Operations. The amounts presented in the Consolidated Statement of Operations for 2005 were reclassified to comply with SFAS No. 144. The after-tax loss recognized on the sale during the third quarter of fiscal 2005 was less than $1 million.

Note 20.	Financial Information for Guarantors and Non-Guarantors

On November 30, 2004, the Company issued 9.0% senior subordinated notes due 2014 in the principal amount of $300 million. The senior subordinated notes were offered only to qualified institutional buyers and certain persons in offshore transactions. The senior subordinated notes were subsequently registered under the Securities Act of 1933 pursuant to an exchange offer completed on November 2, 2005. The senior subordinated notes are general obligations of Affinia Group Inc. and guaranteed by Affinia Group Intermediate Holdings Inc. (‘‘Parent’’) and all of the wholly owned current and future domestic subsidiaries. These guarantors jointly and severally guarantee the Company’s obligations under the senior subordinated notes and the guarantees represent full and unconditional general obligations.

The following information presents consolidating Statements of Operations and Statements of Cash Flows for the years ended December 31, 2005, December 31, 2006, and December 31, 2007 and Consolidated Balance Sheets as of December 31, 2006 and 2007.

Affinia Group Intermediate Holdings Inc.
Notes to consolidated financial statements (continued)
Supplemental Guarantor
Consolidating Statement of Operations
For the Year Ended December 31, 2005
(Dollars in Millions)

	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$1,266	$1,157	$(291)	$2,132
Cost of sales	—	—	(1,065)	(1,063)	291	(1,837)
Gross profit	—	—	201	94	—	295
Selling, general and administrative expenses	—	(46)	(117)	(98)	—	(261)
Loss on disposition of Beck Arnley	—	—	—	(21)	—	(21)
Operating (loss) profit	—	(46)	84	(25)	—	13
Other income, net	—	1	1	6	—	8
Interest expense	—	(55)	—	—	—	(55)
Income (loss) before taxes and minority interest	—	(100)	85	(19)	—	(34)
Income tax (benefit) provision	—	(44)	22	18	—	(4)
Minority interest, net	—	—	—	—	—	—
Income (loss) from continuing operations	—	(56)	63	(37)	—	(30)
Income from discontinued operations	—	—	—	—	—	—
Equity interest in income	(30)	56	11	50	(87)	—
Net (loss) income	$(30)	$—	$74	$13	$(87)	$(30)

Affinia Group Intermediate Holdings Inc.
Notes to consolidated financial statements (continued)
Supplemental Guarantor
Consolidating Statement of Operations
For the Year Ended December 31, 2006
(Dollars in Millions)

	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$1,266	$1,235	$(341)	$2,160
Cost of sales	—	—	(992)	(1,133)	341	(1,784)
Gross profit	—	—	274	102	—	376
Selling, general, and administrative expenses	—	(63)	(144)	(125)	—	(332)
Operating (loss) profit	—	(63)	130	(23)	—	44
Other income, net	—	73	(70)	4	—	7
Interest expense	—	(59)	—	—	—	(59)
Income (loss) before taxes and minority interest	—	(49)	60	(19)	—	(8)
Income tax (benefit) provision	—	(9)	—	6	—	(3)
Income (loss) from continuing operations	—	(40)	60	(25)	—	(5)
Income from discontinued operations	—	—	—	—	—	—
Equity interest in income	(5)	40	17	35	(87)	—
Net (loss) income	$(5)	—	$77	$10	$(87)	$(5)

Affinia Group Intermediate Holdings Inc.
Notes to consolidated financial statements (continued)
Supplemental Guarantor
Consolidating Statement of Operations
For the Year Ended December 31, 2007
(Dollars in Millions)

	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$1,182	$1,267	$(311)	$2,138
Cost of sales	—	—	(933)	(1,137)	311	(1,759)
Gross profit	—	—	249	130	—	379
Selling, general and administrative expenses	—	(34)	(146)	(145)	—	(325)
Income from settlement	—	15	—	—	—	15
Operating (loss) profit	—	(19)	103	(15)	—	69
Other income, net	—	40	(37)	1	—	4
Interest expense	—	(58)	—	(1)	—	(59)
Income (loss) before taxes and minority interest	—	(37)	66	(15)	—	14
Income tax (benefit) provision	—	(8)	—	16	—	8
Income (loss) from continuing operations	—	(29)	66	(31)	—	6
Income from discontinued operations	—	—	—	—	—	—
Equity interest in income	6	45	(3)	46	(94)	—
Net (loss) income	$6	16	$63	$15	$(94)	$6

Affinia Group Intermediate Holdings Inc.
Notes to consolidated financial statements (continued)
Supplemental Guarantor
Consolidating Statement of Cash Flows
For the Year Ended December 31, 2005
(Dollars in Millions)

	Parent	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated Total
Operating activities
Net (loss) income	$(30)	$—	$74	$13	$(87)	$(30)
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	—	9	21	16	—	46
Impairment of assets	—	—	22	—	—	22
Deferred income taxes	—	(32)	—	(12)	—	(44)
Equity in income	30	(56)	(11)	(50)	87	—
Change in trade accounts receivable	—	(16)	2	22	—	8
Change in inventories	—	—	47	30	—	77
Change in other current operating assets	—	(29)	(1)	16	—	(14)
Change in other current operating liabilities	—	97	(2)	(37)	—	58
Change in other	—	(225)	188	15	—	(22)
Net cash (used in) provided by operating activities of continuing operations	—	(252)	340	13	—	101
Net cash provided by operating activities of discontinued operations	—	—	1	1	—	2
Net cash (used in) provided by operating activities	—	(252)	341	14	—	103
Investing activities
Proceeds from sale of assets	—	—	1	3	—	4
Working capital settlement with Dana	—	(28)	—	—	—	(28)
Proceeds from disposition of discontinued operations	—	—	7	—	—	7
Additions to property, plant and equipment, net	—	(7)	(12)	(16)	—	(35)
Other investing activities	—	—	—	—	—	—
Net cash used in investing activities	—	(35)	(4)	(13)	—	(52)
Financing activities
Short-term debt, net	—	(3)	—	(12)	—	(15)
Payment of long-term debt	—	(35)	—	—	—	(35)
Capital contribution	—	1	—	—	—	1
Net transactions with Parent	—	320	(336)	16	—	—
Net cash provided by (used in) financing activities of continuing operations	—	283	(336)	4	—	(49)
Net cash used in financing activities of discontinued operations	—	—	—	—	—	—
Net cash provided by (used in) financing activities	—	283	(336)	4	—	(49)
Change in cash and cash equivalents	—	(4)	1	5	—	2
Cash and cash equivalents at beginning of period	—	48	—	32	—	80
Cash and cash equivalents at end of period	$—	$44	$1	$37	$—	$82

Affinia Group Intermediate Holdings Inc.
Notes to consolidated financial statements (continued)
Supplemental Guarantor
Consolidating Statement of Cash Flows
For the Year Ended December 31, 2006
(Dollars in Millions)

	Parent	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated Total
Operating activities
Net (loss) income	$(5)	$—	$77	$10	$(87)	$(5)
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	—	9	22	15	—	46
Impairment of assets	—	—	—	—	—	—
Stock-based compensation	—	1	—	—	—	1
Deferred income taxes	—	13	—	(3)	—	10
Equity in income	5	(40)	(17)	(35)	87	—
Change in trade accounts receivable	—	5	—	(6)	—	(1)
Change in inventories	—	—	(10)	(3)	—	(13)
Change in other current operating assets	—	—	—	13	—	13
Change in other current operating liabilities	—	15	(17)	(17)	—	(19)
Change in other	—	(10)	(47)	47	—	(10)
Net cash (used in) provided by operating activities of continuing operations	—	(7)	8	21	—	22
Net cash provided by operating activities of discontinued operations	—	—	—	—	—	—
Net cash (used in) provided by operating activities	—	(7)	8	21	—	22
Investing activities
Proceeds from sale of assets	—	—	—	3	—	3
Additions to property, plant and equipment, net	—	(3)	(9)	(12)	—	(24)
Other investing activities	—	—	—	—	—	—
Net cash used in investing activities	—	(3)	(9)	(9)	—	(21)
Financing activities
Short-term debt, net	—	—	—	—	—	—
Payment of long-term debt	—	(15)	—	—	—	(15)
Capital contribution	—	—	—	—	—	—
Net transactions with Parent	—	—	—	—	—	—
Net cash provided by (used in) financing activities of continuing operations	—	(15)	—	—	—	(15)
Net cash used in financing activities of discontinued operations	—	—	—	—	—	—
Net cash provided by (used in) financing activities	—	(15)	—	—	—	(15)
Effect of exchange rates on cash	—	—	—	2	—	2
Change in cash and cash equivalents	—	(25)	(1)	14	—	(12)
Cash and cash equivalents at beginning of period	—	44	1	37	—	82
Cash and cash equivalents at end of period	$—	$19	$—	$51	$—	$70

Affinia Group Intermediate Holdings Inc.
Notes to consolidated financial statements (continued)
Supplemental Guarantor
Consolidating Statement of Cash Flows
For the Year Ended December 31, 2007
(Dollars in Millions)

	Parent	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated Total
Operating activities
Net (loss) income	$6	$16	$63	$15	$(94)	$6
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	—	11	13	9	—	33
Impairment of assets	—	3	—	—	—	3
Stock-based compensation	—	1	—	—	—	1
Deferred income taxes	—	(21)	—	(7)	—	(28)
Equity in income	(6)	(45)	3	(46)	94	—
Change in trade accounts receivable	—	(2)	14	(22)	—	(10)
Change in inventories	—	—	(43)	(33)	—	(76)
Change in other current operating assets	—	16	—	(15)	—	1
Change in other current operating liabilities	—	(31)	12	31	—	12
Change in other	—	56	(50)	53	—	59
Net cash (used in) provided by operating activities of continuing operations	—	4	12	(15)	—	1
Net cash provided by operating activities of discontinued operations	—	—	—	—	—	—
Net cash (used in) provided by operating activities	—	4	12	(15)	—	1
Investing activities
Proceeds from sale of assets	—	—	3	11	—	14
Additions to property, plant and equipment, net	—	(3)	(14)	(13)	—	(30)
Other investing activities	—	—	—	—	—	—
Net cash used in investing activities	—	(3)	(11)	(2)	—	(16)
Financing activities
Short-term debt, net	—	—	—	—	—	—
Payment of long-term debt	—	—	—	—	—	—
Capital contribution	—	—	—	—	—	—
Net transactions with Parent	—	—	—	—	—	—
Net cash provided by (used in) financing activities of continuing operations	—	—	—	—	—	—
Net cash used in financing activities of discontinued operations	—	—	—	—	—	—
Net cash provided by (used in) financing activities	—	—	—	—	—	—
Effect of exchange rates on cash	—	—	—	4	—	4
Change in cash and cash equivalents	—	1	1	(13)	—	(11)
Cash and cash equivalents at beginning of period	—	19	—	51	—	70
Cash and cash equivalents at end of period	$—	$20	$1	$38	$—	$59

Affinia Group Intermediate Holdings Inc.
Notes to consolidated financial statements (continued)
Supplemental Guarantor
Consolidating Balance Sheet
December 31, 2006
(Dollars in Millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$19	$—	$51	$—	$70
Accounts receivable	—	27	190	134	—	351
Inventories	—	—	255	175	—	430
Other current assets	—	31	2	12	—	45
Total current assets	—	77	447	372	—	896
Investments and other assets	—	283	1	14	—	298
Intercompany investments	381	1,019	421	241	(2,062)	—
Intercompany receivables	—	(265)	231	34	—	—
Property, plant and equipment, net	—	10	89	88	—	187
Total assets	$381	$1,124	$1,189	$749	$(2,062)	$1,381
Liabilities and Equity
Current liabilities:
Notes payable and current portion of long term debt	$—	$—	$—	$—	$—	$—
Accounts payable	—	11	104	95	—	210
Accrued payroll and employee benefits	—	19	5	12	—	36
Other accrued liabilities	—	76	39	28	—	143
Total current liabilities	—	106	148	135	—	389
Deferred employee benefits and noncurrent liabilities	—	4	—	8	—	12
Long-term debt	—	597	—	—	—	597
Total liabilities	—	707	148	143	—	998
Minority interest in consolidated subsidiaries	—	—	2	—	—	2
Shareholder’s equity	381	417	1,039	606	(2,062)	381
Total liabilities and equity	$381	$1,124	$1,189	$749	$(2,062)	$1,381

Affinia Group Intermediate Holdings Inc.
Notes to consolidated financial statements (continued)
Supplemental Guarantor
Consolidating Balance Sheet
December 31, 2007
(Dollars in Millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$20	$1	$38	$—	$59
Accounts receivable	—	29	176	156	—	361
Inventories	—	—	298	208	—	506
Other current assets	—	15	2	27	—	44
Total current assets	—	64	477	429	—	970
Investments and other assets	—	252	31	21	—	304
Intercompany investments	432	1,063	418	287	(2,200)	—
Intercompany receivables	—	(270)	227	43	—	—
Property, plant and equipment, net	—	11	89	83	—	183
Total assets	$432	$1,120	$1,242	$863	$(2,200)	$1,457
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$12	$122	$106	$—	$240
Accrued payroll and employee benefits	—	8	6	13	—	27
Other accrued liabilities	—	55	33	46	—	134
Total current liabilities	—	75	161	165	—	401
Deferred employee benefits and noncurrent liabilities	—	9	—	16	—	25
Long-term debt	—	597	—	—	—	597
Total liabilities	—	681	161	181	—	1,023
Minority interest in consolidated subsidiaries	—	—	2	—	—	2
Shareholder’s equity	432	439	1,079	682	(2,200)	432
Total liabilities and equity	$432	$1,120	$1,242	$863	$(2,200)	$1,457

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Management of Affinia is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

The Company’s internal control over financial reporting is supported by written policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company’s transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the ‘‘COSO Framework’’). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2007, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only Management’s report in this annual report.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below is certain information concerning the individuals serving as the executive officers and members of the Board of Directors of Affinia Group Inc., including their ages as of March 11, 2008.

Name	Age	Position
Terry R. McCormack	57	President, Chief Executive Officer and Director
Thomas H. Madden	58	Senior Vice President and Chief Financial Officer
John R. Washbish	54	President, Under Vehicle Group and Customer Relationship Management, and Director
Keith A. Wilson	46	President, Under Hood Group
Steven E. Keller	49	Senior Vice President, General Counsel and Secretary
Jerry A. McCabe	60	Vice President, Business Architecture
Timothy J. Zorn	55	Vice President, Human Resources
James E. Burdiss	56	Vice President and Chief Information Officer
Jorge C. Schertel	56	Vice President, Commercial Distribution, South America
Rod Ashby-Johnson	63	Vice President, Commercial Distribution, Europe
Larry W. McCurdy	72	Chairman of the Board of Directors
Joseph A. Onorato	59	Director
John M. Riess	66	Director
Michael F. Finley	46	Director
Donald J. Morrison	47	Director
James A. Stern	57	Director

Terry R. McCormack has served as our President, Chief Executive Officer and a Director since the Acquisition. Mr. McCormack began his career at Dana in 1973 as a sales trainee. He held a variety of positions at Dana from 1974 through July 2000, when he was named President of Dana’s Aftermarket Group, a position he held until the Acquisition. Mr. McCormack holds a B.S. degree in Psychology from Ball State University. He has completed the Harvard Advanced Management Program. Mr. McCormack serves on the Board of Directors of MEMA, the University of North Carolina at Charlotte’s Belk College School of Business, and Blue Persuasion, a non-profit organization. He is also a member of the Automotive Presidents’ Group.

Thomas H. Madden has served as our Senior Vice President and Chief Financial Officer since January 1, 2007. Mr. Madden previously served as our Vice President and Chief Financial Officer from the Acquisition until the end of 2006. Mr. Madden formerly served as Vice President and Group Controller for the Aftermarket Group of Dana since 1998. He joined Dana in 1974 as an accountant with the Transmission Division and served in a variety of positions, including as Division Controller, Spicer Drivetrain Europe. While in Europe, he also held the position of General Manager of the Transmission Assembly and Components Group. In 1992, he returned to the United States as Division Controller for the Wix Filtration Division, and in 1996 became Division Controller of the Spicer Driveshaft Division. He earned a B.B.A. in Accounting from the University of Toledo. He also attended the University of Michigan Executive Business School.

John R. Washbish has served as our President, Under Vehicle Group and Customer Relationship Management, since January 1, 2007. Mr. Washbish previously served as our Vice President and General Manager, Under Vehicle Group from the Acquisition until the end of 2006. Mr. Washbish served as the President of Customer Relationship Management for the Aftermarket Group of Dana from May 2003 and has continued to serve in this capacity for Affinia Group Inc. since the Acquisition. Prior to this, he served as the President of the Under Hood Group and Filtration and Clevite Engine Products divisions of Dana. From 1987 to 2000, he served as President of Clevite Engine Parts, a division of Dana Engine Controls, which joined Dana through its 1998 acquisition of

Glacier Engine Bearings and AE Clevite Engine Parts. Mr. Washbish earned his Bachelor’s degree in Business Administration and an Associate’s degree in Automotive Aftermarket Management from Northwood University and an Automotive Aftermarket Professional Degree from the University of the Aftermarket. Mr. Washbish currently serves on the Board of Governors of Northwood University, and the Boards of Directors of the AASA and AWDA. He attended the University of Michigan Executive Business School and INSEAD University in France.

Keith A. Wilson has served as our President, Under Hood Group since January 1, 2007. Mr. Wilson served as Vice President and General Manager of Under Hood Group of Affinia Group Inc. from the Acquisition until the end of 2006. Mr. Wilson had served as Vice President and division manager of Wix Filtration Products Division since September 2000 and was given additional responsibility for Engine Operations in 2003. Mr. Wilson joined Dana in 1984 as a sales and marketing specialist with the Spicer Axle Division. Following a series of positions in Indiana and Missouri, Mr. Wilson became the production control manager at the Spicer Driveshaft Division plant in Lima, Ohio in 1990, and he was named plant manager at the Spicer Heavy Axle and Brake Division in Hilliard, Ohio in 1991. Mr. Wilson became the resident manager of the Spicer Trailer Products Division in 1994, General Manager of the division in 1996 and Vice President and General Manager in September 1997. In 1998, he was named Vice President and General Manager of the Victor Reinz Division. Mr. Wilson earned a Bachelor’s degree in Marketing and Management from Ball State University and he is a graduate of Dana’s M.B.A. Program. He also served as Chairman of Dana’s Global Environmental Health & Safety Advisory Council.

Steven E. Keller has served as our Senior Vice President, General Counsel and Secretary since January 1, 2007. Mr. Keller served as General Counsel and Secretary from the Acquisition until the end of 2006. Prior to the Acquisition, Mr. Keller served as Managing Attorney and a member of the Dana Law Department’s Operating Committee. His responsibilities included serving as Strategic Business Unit counsel to the Aftermarket Group of Dana, division counsel to several Dana divisions, regional counsel to Dana’s Asia-Pacific operations, and providing legal advice on acquisition and divestiture transactions. Prior to joining Dana in 1993, Mr. Keller was a partner in the law firm of Hogan & Hartson. Mr. Keller earned a B.A. in Financial Administration from Michigan State University and his J.D. from the Marshall-Wythe School of Law at the College of William and Mary. He also attended the University of Michigan Executive Business School. He is a member of the Virginia Bar.

Timothy J. Zorn has served as our Vice President, Human Resources since the Acquisition. Mr. Zorn held the same position with the Aftermarket Group of Dana from May 2003 until the Acquisition and was previously the Human Resources Manager of Dana’s Wix division from May 1999 until May 2003. Mr. Zorn joined Dana in 1974 as Sales Coordinator for the Automotive Aftermarket Division. After serving in several assignments in field sales and marketing positions, Mr. Zorn was part of the plant start up team in Foglesville, Pennsylvania. In 1984, he became the plant Superintendent at the Fort Wayne Distribution Center in Fort Wayne, Indiana. Mr. Zorn held several assignments in Human Resources as Plant and Division Human Resource Manager prior to his assignment of Director of Human Resources for the Wix Division. Mr. Zorn earned his Bachelor’s degree in Economics from Ohio Wesleyan University. He is a certified SPHR and has served terms on the board of directors of several charitable and educational organizations.

Jerry A. McCabe has served as our Vice President, Business Architecture, since January 1, 2007. Mr. McCabe served as Vice President, Communications and Marketing Services, from the Acquisition until the end of 2006. Prior to the Acquisition, Mr. McCabe had served as Vice President, Marketing for the Aftermarket Group of Dana’s Under Hood Group from September 2000, and Vice President, Marketing for Clevite Engine Parts from the time Dana purchased Clevite in December 1998. He had been hired as Vice President, Marketing at Clevite in May 1994 and was appointed to its Board of Directors in 1996. For the previous 20 years, Mr. McCabe had held positions in sales, product management, marketing, and general management with aftermarket companies including McCord Gaskets, TRW and Camshaft Machine. He earned his B.B.A. in Marketing from Eastern Michigan University in 1975. After two tours of duty in Vietnam, Mr. McCabe was granted an Honorable Discharge from the U.S. Army in 1970.

James E. Burdiss joined Affinia as Vice President and Chief Information Officer in June 2007. Prior to joining Affinia, Mr. Burdiss was Senior Vice President and Chief Information Officer for Smurfit Stone Container Corporation from January 2001 until April 2007. Before becoming Smurfit’s CIO, Mr. Burdiss served as senior director of Smurfit-Stone’s enterprise transformation process, where he directed activities of numerous business and technical process teams. From 1996 to 2000, he was a principal at Computer Sciences Corporation (CSC) and prior to that he was a senior manager with Ernst & Young, LLP’s consulting practice specializing in the Aerospace and Defense Industries. He entered the consulting business after completing a 26 year career in the United States Navy. Mr. Burdiss currently serves on the Board of Directors for Ranken Jordan Pediatric Specialty Hospital located in St. Louis, Missouri, and is a member of the Metro East Technical Advisory Board for Southern Illinois University School of Business at Edwardsville, Illinois. Additionally, he is a founding member of CIO magazine’s CIO Executive Council. Mr. Burdiss earned a B.S. degree from Southern Illinois University and an MBA from the Darden Graduate School of Business Administration, University of Virginia.

Jorge C. Schertel was recently announced as our Vice President, Commercial Distribution, South America. Mr. Schertel previously has served as our Vice President and General Manager South America and prior to that as our Vice President and General Manager Brazil. Mr. Schertel began his career at Dana Albarus SA in Porto Alegre, Brazil in 1971 as a trainee. In the first part of his career he held a variety of positions in the finance area, achieving a position of Division Controller of Dana Brazil in 1980. After working for Dana in the United States, Mr. Schertel returned to Brazil to work for Pellegrino (Dana’s wholesale distribution company), becoming Commercial Director in 1985 and Vice President of Operations in 1989. In 1992, he returned to Dana Albarus SA as Director for Dana Distribution Brazil, and he was promoted in May 2000 to Vice President and General Manager, until the Acquisition. Mr. Schertel earned a B.A. in Business Administration from PUC-RGS, Brazil. He also attended the Executive Management Program at Penn State University and the Executive Development Program at the University of Michigan Business School. Mr. Schertel serves on the Council Director of SINDIPECAS (Brazilian Association for Autoparts Manufacturers).

Rod Ashby-Johnson was recently appointed Vice President, Commercial Distribution Europe. Mr. Ashby-Johnson formerly served as Chief Executive of T&N Engine Parts Aftermarket Worldwide, Chairman of Clevite Engine Parts Inc. and similar T&N subsidiaries around the world. Earlier he held senior appointments with T&N plc, Associated Engineering Ltd. and GKN around Europe, North America and Asia. Mr. Ashby-Johnson holds Masters Degrees in Mechanical Sciences and Business Management from Cambridge University.

Larry W. McCurdy has served as Chairman of the Board of Directors since the Acquisition. He was President of the Aftermarket Group at Dana from 1998 until his retirement in 2000. He served as Chairman of the Board, President and Chief Executive Officer of Echlin, Inc. from March 1997 until its merger with Dana in 1998. He has also held senior executive positions at Cooper Industries, Inc. and Moog Automotive, Inc., where he served as President and Chief Executive Officer, and Tenneco Inc., where he served as President of its subsidiary Walker Manufacturing and Executive Vice President of its North American Operations. Mr. McCurdy also serves on the Boards of Directors of Lear Corporation, Mohawk Industries Inc. and General Parts, Inc.

Michael F. Finley has served as a Director since the Acquisition. Mr. Finley also serves as Chair of the Nominating Committee of our Board of Directors. Mr. Finley has been a Managing Director of Cypress since 1998 and has been a member of Cypress since its formation in April 1994. Prior to joining Cypress, he was a Vice President in the Merchant Banking Group at Lehman Brothers Inc. Mr. Finley received a B.A. from St. Thomas University and an M.B.A. from the University of Chicago’s Graduate School of Business. Mr. Finley currently serves on the Boards of Directors of CPI International, Inc. and Cooper-Standard Automotive Inc.

Donald J. Morrison has served as a Director since the Acquisition. Mr. Morrison is a Senior Managing Director with OMERS Capital Partners, which makes private equity investments on behalf of OMERS, one of Canada’s largest pension funds. Before joining OMERS, Mr. Morrison spent over ten years with PricewaterhouseCoopers LLP in Corporate Finance focusing on restructurings and turnarounds and eight years as Senior Vice President and member of the Senior Management Investment Committee with one of Canada’s largest venture capital funds originating and structuring expansion and buyout investments. Mr. Morrison has served on the Boards of Directors of over 20 public and private companies. Mr. Morrison has a B. Commerce degree from the University of Toronto, is a Chartered Accountant and a Chartered Insolvency and Restructuring Practitioner.

Joseph A. Onorato has served as a Director since the Acquisition. Mr. Onorato also serves as Chair of the Audit Committee of our Board of Directors. Mr. Onorato was Chief Financial Officer of Echlin, Inc., where he spent nineteen years. He served as Treasurer from 1990 to 1994, as Vice President and Treasurer from 1994 to 1997 and as Vice President and Chief Financial Officer from 1997 until the company was acquired by Dana in July 1998. Mr. Onorato served as Senior Vice President and Chief Financial Officer for the Aftermarket Group from July 1998 until his retirement in September 2000. Mr. Onorato previously worked for PricewaterhouseCoopers LLP. Mr. Onorato also serves on the Boards of Directors of Mohawk Industries Inc.

John M. Riess has served as a Director since the Acquisition. He formerly served as Chairman and Chief Executive Officer of Breed Technologies, Inc. from 2000 to 2003. Prior to this, Mr. Riess held various management and executive positions within the Gates Rubber Company, serving as Chairman of the Board and Chief Executive Officer from 1997 to 1999. Mr. Riess also serves on the Board of Formed Fiber Technologies, Inc.

James A. Stern has served as a Director since the Acquisition. Mr. Stern also serves as Chair of the Compensation Committee of our Board of Directors. Mr. Stern is Chairman and CEO of Cypress, a position he has held since 1994. Mr. Stern headed Lehman Brothers’ Merchant Banking Group before leaving that firm to help found Cypress. During his 20-year tenure with Lehman, he held senior management positions where he was responsible for the high yield and primary capital markets groups. He also served as co-head of investment banking and was a member of Lehman’s operating committee. Before graduating from Harvard Business School, Mr. Stern earned a B.S. from Tufts University, where he is Chairman of the Board of Trustees. He also serves on the Boards of Directors of Lear Corporation, and Cooper-Standard Automotive Inc.

Code of Ethics

We have adopted a Code of Conduct, which applies to all of our officers, directors, and employees. A current copy of the code is posted at our website http://www.affiniagroup.com, and we will post at our website any changes to or waivers of our Code.

Board of Directors

Our board of directors currently consists of one class of eight directors who serve until resignation or removal. On March 6, 2008, the board of directors appointed H. David Overbeeke as a director of the Company, effective April 1, 2008.

Stockholders Agreement

Pursuant to the Stockholders Agreement dated as of November 30, 2004, among Affinia Group Holdings Inc., various Cypress funds, OMERS Administration Corporation (formerly known as Ontario Municipal Employees Retirement Board) (‘‘OMERS’’), The Northwestern Mutual Life Insurance Company, California State Teachers’ Retirement System and Stockwell Fund, L.P., the number of directors serving on the Board of Directors will be no less than seven and no more than eleven. The Stockholders Agreement entitles Cypress to designate three directors. Mr. Stern and Mr. Finley are both Cypress designees. As long as OMERS members own at least 50 percent in the aggregate of the number of shares owned by them on November 30, 2004, OMERS is entitled to designate one director, who currently is Mr. Morrison. Cypress is entitled to designate three independent directors, as defined by SEC rules, who currently are Mr. McCurdy, Mr. Onorato and Mr. Riess. Additionally, the Stockholders Agreement entitles the individual serving as CEO, currently Mr. McCormack, and another individual serving as one of our senior officers, currently Mr. Washbish, to seats on the Board of Directors. The Stockholders Agreement also provides that the nominating committee of the Board of Directors may from time to time select two additional individuals who must be independent to serve as directors.

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

Item 11.    Executive Compensation

 Compensation Discussion and Analysis

Executive Summary

The primary objectives of our compensation program are to attract and retain talented executives to lead our company and promote our short- and long-term growth. Our compensation program establishes a link between sustained corporate performance and individual rewards, such as ownership opportunities for our executives and key employees. We believe this link ensures a balance between delivering near-term results and creating long-term value for our investors.

We foster a performance-oriented culture that aligns individual accomplishments with organizational objectives. Company performance and accomplishments are the primary measures of success upon which we structure our compensation programs. We evaluate and reward our executive officers based upon their contributions to the achievement of our goals.

We reinforce our overall compensation objectives by compensating our executive officers primarily through base salary, non-equity incentive awards, long-term equity incentive awards, competitive benefits packages and perquisites.

Our named executive officers (the ‘‘Named Executive Officers’’) for the fiscal year ended December 31, 2007 were: Terry R. McCormack (President and Chief Executive Officer), Thomas H. Madden (Senior Vice President and Chief Financial Officer), John R. Washbish (President, Under Vehicle Group and Customer Relationship Management), Keith A. Wilson (President, Under Hood Group) and Steven E. Keller (Senior Vice President, General Counsel and Secretary).

Compensation Committee Role

The Compensation Committee, composed entirely of independent directors, administers our executive compensation program. The role of the Compensation Committee is to oversee our compensation and benefit plans and policies, administer our parent company’s equity incentive plans (including reviewing and approving equity grants to executive officers), establish annual goals and objectives for our Chief Executive Officer, and review and approve annually all compensation decisions relating to executive officers, including our Named Executive Officers. The Compensation Committee recognizes the importance of maintaining sound principles for the development and administration of compensation and benefit programs, as well as ensuring that we maintain strong links between executive pay and performance. The Compensation Committee’s Charter details the

Compensation Committee’s specific responsibilities and functions. The Compensation Committee annually reviews and revises its Charter, with the most recent review occurring at the Compensation Committee’s November 5, 2007 meeting. The full text of the Compensation Committee’s Charter is available on our website at www.affiniagroup.com. The Compensation Committee’s membership is determined by our board of directors and its meeting agendas are established by the Committee Chair. Our Chief Executive Officer, Chief Financial Officer, General Counsel and Vice President of Human Resources generally attend meetings of the Compensation Committee, but do not attend executive sessions. There were five formal meetings of the Compensation Committee in 2007, four of which included an executive session. Executive sessions are held with the Compensation Committee members only. The Compensation Committee holds meetings in person, by telephone and also considers and takes action by written consent.

General Compensation Philosophy and Elements of Compensation

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

We pay each executive officer a base salary in recognition of his ongoing performance throughout the year. While a significant portion of each executive officer’s compensation is ‘‘at risk’’ in the form of non-equity incentive awards (annual cash performance bonuses) and long-term equity incentive awards (stock options), the Compensation Committee believes that executive officers should also have the stability of periodic base salary payments.

(B)	Non-Equity Incentive Awards

We provide our executive officers the opportunity to earn annual non-equity incentive awards (cash performance bonuses) to encourage and reward exceptional contributions to our overall financial, operational and strategic success. Amounts payable under the cash incentive award program depend on our EBITDA performance and our management of net working capital measured in relation to sales and to EBITDA. We established the performance targets for our 2007 non-equity incentive compensation plan such that the minimum performance level was reasonably likely to be achieved, while the target performance level, which required significant improvement over actual 2006 performance, was more difficult to achieve.

(C)	Long-term Equity Incentive Awards

We provide long-term equity incentive awards in the form of stock options to each of our executive officers. The Compensation Committee believes that these awards align the interests of our executive officers with those of our investors and provide an effective incentive for our executive officers to remain with us. The principal terms of the stock option grants are described in the narrative following the ‘‘Outstanding Equity Awards at Fiscal Year End’’ table.

(D)	Certain Other Benefits

We provide our executive officers with benefits and perquisites we believe assist us in retaining their services. Some of these benefits are available to our employees generally (e.g., contributions to a defined contribution (401(k)) plan, health care coverage and paid vacation days) and some are available to a more limited number of key employees (e.g., car allowances and tax preparation services). The specific benefits provided to each Named

Executive Officer are described in the ‘‘All Other Compensation’’ column of the Summary Compensation Table and in the Incremental Cost of Perquisites and Other Compensation table.

Our executive compensation decisions are based primarily upon our assessment of each executive’s leadership and operational performance and potential to enhance long-term shareholder value. We rely on our judgment about each individual (and not on rigid formulas or short-term changes in business performance) in determining the optimal amount and mix of compensation elements and whether each payment or award provides an appropriate incentive and reward for performance that sustains and enhances long-term shareholder value. Key factors affecting our judgment include the executive officer’s: performance compared to the financial, operational and strategic goals established for the executive at the beginning of the year; nature, scope and level of responsibilities; contribution to our financial results, particularly with respect to key metrics such as EBITDA, net working capital and cash flow; effectiveness in leading our restructuring initiatives; and contribution to our commitment to corporate responsibility, including success in creating a culture of integrity and compliance with applicable laws and our ethics policies. The importance of each factor varies by individual. We also consider each executive’s current salary and prior-year bonus, the recommendations of our Chief Executive Officer regarding compensation for the executives he directly supervises, the appropriate balance between incentives for long-term and short-term performance, the compensation paid to the executive’s peers within the company and the compensation paid to executives at peer group companies. In addition, we review the total compensation potentially payable to, and the benefits accruing to, the executive, including (1) current value of outstanding equity incentive awards and (2) potential payments under each executive’s employment agreement upon termination of employment or a change in control.

In connection with the Compensation Committee’s evaluation of whether to establish minimum equity ownership targets and to adopt a deferred compensation plan, the Compensation Committee retained Towers Perrin, an independent external compensation consultant, to provide guidance and recommendations in this area. As part of its written report to the Compensation Committee, Towers Perrin also evaluated the competitiveness of the executive officers and other key employees’ salary, target cash performance bonus and stock options. Towers Perrin considered the compensation levels and performances of three comparative groups — general industry; thirty industrial manufacturing and consumer products companies with annual revenue between $1 billion and $5 billion, and eighteen peer group companies (representing all the auto suppliers participating in Towers Perrin’s executive compensation database). The thirty industrial manufacturing and consumer product companies include The Clorox Co., Jarden Corp., Cameron International Corp., Sonoco Products Co., Bemis Co. Inc., Harsco Corp., Trinity Industries Inc., Hasbro Inc., Steelcase Inc., The Manitowoc Company Inc., Springs Global, HNI Corp., JLG Industries Inc., Louisiana-Pacific Corp., Mary Kay, Packaging Corp. of America, La-Z-Boy Inc., Thomas & Betts Corp., The Toro Co., The Wamaco Group Inc., Tupperware Brands Corp., Herman Miller Inc., Donaldson Co. Inc., Revlon Inc., MSC Industrial Direct Co. Inc., Magellan Midstream Partners LP, Actuant Corp., IDEX Corporation, Brady Corp., and Callaway Golf Co. The eighteen automotive supply companies include Robert Bosch GmbH, Johnson Controls Inc., Goodyear Tire & Rubber Co., Lear Corp., Eaton Corp., Visteon Corp., PPG Industries Inc., Navistar International Corp., ArvinMeritor Inc., The Timken Corp., American Axle & Manufacturing Holdings Inc., Cooper Tire & Rubber Co., Nissan North America Inc., Metaldyne Corp., Cooper-Standard Automotive Inc., and Modine Manufacturing Co. Although the Compensation Committee considers this comparative data provided by Towers Perrin, we do not tie our compensation decisions to any particular range or level of total compensation paid to executives at these peer companies.

Employment, Severance, and Change in Control Agreements

On July 21, 2005 we entered into employment agreements with each of our Named Executive Officers, with substantially identical terms, except as noted below.

Each employment agreement has an initial employment term which commenced as of May 1, 2005 and continued until December 31, 2007. On December 31, 2007, and on each December 31 thereafter, each employment agreement will be automatically extended for successive one year periods thereafter unless either party provides the other 90 days prior written notice that the employment term will not be so extended. Under the employment agreements, Messrs. McCormack, Washbish, Wilson, Madden and Keller are each entitled to a specified base salary, subject to increases, if any, as determined by the Compensation Committee. At a meeting on December 6, 2007, the Compensation Committee approved a salary increase for each Named Executive Officer, effective January 1, 2008. These increases resulted in base salaries for Messrs. McCormack, Washbish, Wilson, Madden and Keller of $650,000, $465,000, $375,000, $300,000 and $300,000, respectively. In addition, the employment agreements provide that our Named Executive Officers are eligible to earn annual cash incentive awards as a percentage of base salary (100% for Messrs. McCormack, Washbish and Wilson and 80% for Messrs. Madden and Keller) upon the achievement of performance goals established by the Compensation Committee. The Named Executive Officers are entitled to higher awards for performance in excess of targeted performance goals and lower awards for performance that does not meet targeted performance goals.

Each executive has agreed to certain post-termination restrictions, and each executive is entitled to certain payments and benefits depending on the reason for termination. A description of these provisions, together with a table detailing amounts payable to our Named Executive Officers upon certain termination events, appears below under the heading ‘‘Termination Provisions of Employment Agreements.’’

Adjustments to Compensation for Financial Restatements

It is the Board of Directors’ policy that the Compensation Committee will, to the extent permitted by governing law, have the sole and absolute authority to make retroactive adjustments to any cash or equity-based incentive compensation paid to executive officers and certain other employees where the payment was predicated upon the achievement of certain financial results that were subsequently the subject of a restatement. Where applicable, we will seek to recover any amount determined to have been inappropriately received by any executive.

SUMMARY COMPENSATION TABLE

The following table summarizes all compensation awarded to, earned by, or paid to our Named Executive Officers, for the 2007 fiscal year and the 2006 fiscal year for service to Affinia Group Intermediate Holdings Inc., Affinia Group Inc. and their subsidiaries. Mr. McCormack and Mr. Washbish each also served as a director but received no separate remuneration in that capacity.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards[1] ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation[2] ($)	Total ($)
Terry R. McCormack President and Chief Executive Officer	2007 2006	630,000 600,000	-0- -0-	-0- -0-	69,703 73,971	-0- 531,600	-0- -0-	25,575 87,260	725,278 1,292,831
Thomas H. Madden Senior Vice President and Chief Financial Officer	2007 2006	290,000 275,000	-0- -0-	-0- -0-	31,922 35,929	-0- 194,920	-0- -0-	28,948 28,410	350,870 534,259
John R. Washbish President, Under Vehicle Group and Customer Relationship Management	2007 2006	448,000 426,000	-0- -0-	-0- -0-	54,854 61,290	-0- 372,120	-0- -0-	33,164 81,888	536,018 941,298
Keith A. Wilson President, Under Hood Group	2007 2006	350,000 310,625	-0- -0-	-0- -0-	39,135 38,042	-0- 265,800	-0- -0-	32,057 43,918	421,192 658,385
Steven E. Keller Senior Vice President, General Counsel and Secretary	2007 2006	290,000 275,000	-0- -0-	-0- -0-	26,534 27,475	-0- 194,920	-0- -0-	29,481 29,389	346,015 526,784

1	Reflects the amounts recognized for financial statement reporting purposes in connection with the vesting of a portion of the options awarded on August 1, 2005 and January 1, 2007. See Note 9. Stock Option Plans—Method Of Accounting And Our Assumptions for a discussion of the valuation assumptions used in determining the amounts contained in this column.
2	The components of this column for 2007 are detailed in the ‘‘Incremental Cost of Perquisites and Other Compensation’’ table.

INCREMENTAL COST OF PERQUISITES AND OTHER COMPENSATION

Name and Principal Position	Tax Preparation and Financial Planning[1]	Vehicle Allowance/ Leases[2]	Life Insurance Premium	401(k) Basic Contribution	401(k) Matching Contribution	Tax Gross-Up3	Total
Terry R. McCormack President and Chief Executive Officer	2,380	6,553	1,701	6,750	5,625	2,566	25,575
Thomas H. Madden Senior Vice President and Chief Financial Officer	550	15,000	783	6,750	5,625	240	28,948
John R. Washbish President, Under Vehicle Group and Customer Relationship Management	1,515	17,059	867	6,750	5,625	1,348	33,164
Keith A. Wilson President, Under Hood Group	498	18,000	945	6,750	5,625	239	32,057
Steven E. Keller Senior Vice President, General Counsel and Secretary	900	15,000	783	6,750	5,625	423	29,481

1	Amounts for Messrs. Madden, Washbish, Wilson and Keller reflect reimbursement only for tax preparation costs.
2	We have adopted a vehicle allowance program to replace our vehicle lease program. The vehicle lease program is being phased out for most employees, including the Named Executive Officers, over a three-year period depending on the age and mileage of each leased vehicle. For participants in the vehicle lease program, we pay all costs of vehicle operation, including maintenance, fuel and insurance. The non-business portion of these operating costs (McCormack, $1,546; Washbish, $345) are included in this column.
3	The amounts in this column constitute the tax gross-up expense incurred in respect of tax preparation, financial planning costs, and vehicle lease costs, shown in the table.

GRANTS OF PLAN-BASED AWARDS IN 2007

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock Units ($)	All Other Option Awards: Number of Securities Underlying Options ($)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Terry R. McCormack	January 31, 2007	-0-	630,000	1,102,500	____	____	____	____	____	____	____
President and Chief Executive Officer	January 1, 2007	____	____	____	____	2,500	____	____	2,500	100	22,558
Thomas H. Madden	January 31, 2007	-0-	232,000	406,000	____	____	____	____	____	____	____
Senior Vice President and Chief Financial Officer	January 1, 2007	____	____	____	____	1,000	____	____	1,000	100	9,023
John R. Washbish	January 31, 2007	-0-	448,000	784,000	_____	___	___	___	___	____	____
President, Under Vehicle Group and Customer Relationship Management	January 1, 2007	____	____	____	____	1,750	____	____	1,750	100	15,791
Keith A. Wilson	January 31, 2007	-0-	350,000	612,500	___	___	___	___	___	____	____
President, Under Hood Group	January 1, 2007	____	____	____	____	1,650	____	____	1,650	100	14,889
Steven E. Keller	January 31, 2007	-0-	232,000	406,000	___	___	___	___	___	____	_____
Senior Vice President, General Counsel and Secretary	January 1, 2007	____	____	____	____	1,000	____	____	1,000	100	9,023

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE AND GRANTS OF PLAN-BASED AWARDS TABLE

Non-Equity Incentive Plan Awards

The Compensation Committee provides for non-equity incentive plan awards in the form of an annual cash incentive award plan. Amounts payable under this plan are a function of our full-year EBITDA performance and our working capital measured in relation to sales and to EBITDA. Under the plan, regardless of our EBITDA performance or working capital measured in relation to sales, no cash awards are payable if the ratio of working capital to EBITDA exceeds a specified level. If the ratio of working capital to EBITDA is below the specified level, then participants in the plan have the opportunity to earn cash incentive awards based on our (or a particular business unit’s) achievement of specified EBITDA performance levels and performance levels for working capital as a percentage of sales. The plan establishes certain minimum performance levels, below which no cash incentive award is payable. At the minimum performance levels, participants are entitled to payouts equal to 50% of their target cash incentive award opportunities (a specified percentage of base salary ranging from 10% to 100% which, in the case of our Named Executive Officers, is 100% for Messrs. McCormack, Washbish and Wilson, and 80% for Messrs. Madden and Keller). For example, a participant whose target cash incentive award opportunity is 25% of base salary would be entitled to a cash incentive award of 12.5% (50% times 25%) of base salary upon achievement of the minimum performance level. At the target performance level, the participant would be entitled to a payment equal to 100% of his target cash incentive award. Performance above the target level entitles a participant to an award in excess of his target cash incentive award, up to a maximum of 175% of the target award. Actual awards for 2006 and 2007 are described in the ‘‘Non-Equity Incentive Plan Compensation’’ column of the Summary Compensation Table.

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

Administration.    The stock incentive plan is administered by the Compensation Committee; provided, that our Board of Directors may take any action designated to the Compensation Committee. The Compensation Committee has full power and authority to make, and to establish the terms and conditions of, any award and to waive any such terms and conditions at any time (including, without limitation, accelerating or waiving any vesting conditions or payment dates). The Compensation Committee is authorized to interpret the plan, to establish, amend and rescind any rules and regulations relating to the plan and to make any other determinations that it, in good faith, deems necessary or desirable for the administration of the plan and may delegate such authority as it deems appropriate.

Options.    The Compensation Committee determines the option price for each option; provided, however, that incentive stock options must have an exercise price that is at least equal to the fair market value of the common stock on the date the option is granted. An option holder may exercise an option by written notice and payment of the option price (1) in cash or its equivalent, (2) by the surrender of a number of shares of common stock already owned by the option holder for at least six months (or such other period established by the Compensation Committee) with a fair market value equal to the exercise price, (3) if there is a public market for the shares, subject to rules established by the Compensation Committee, through the delivery of irrevocable instructions to a broker to sell shares obtained upon the exercise of the option and to deliver to Affinia Group Holdings Inc. an amount out of the proceeds of the sale equal to the aggregate option price for the shares being purchased or (4) by another method approved by the Compensation Committee.

Stock Appreciation Rights.    The Compensation Committee may grant stock appreciation rights independent of or in connection with an option. The exercise price per share of a stock appreciation right shall be an amount determined by the Compensation Committee. Generally, each stock appreciation right shall entitle a participant upon exercise to an amount equal to (1) the excess of (a) the fair market value on the exercise date of one share of common stock over (b) the exercise price, multiplied by (2) the number of shares of common stock covered by the stock appreciation right. Payment shall be made in common stock or in cash, or partly in common stock and partly in cash, all as shall be determined by the Compensation Committee.

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

Change of Control.    In the event of a change of control (as defined in the stock incentive plan), the Compensation Committee may provide for (1) the termination of an award upon the consummation of the change of control, but only if the award has vested and been paid out or the participant has been permitted to exercise an option in full for a period of not less than 30 days prior to the change of control, (2) the acceleration of all or any portion of an award, (3) payment in exchange for the cancellation of an award and/or (4) the issuance of substitute awards that would substantially preserve the terms of any awards.

Amendment and Termination.    Our Board of Directors may amend, alter or discontinue the stock incentive plan in any respect at any time, but no amendment may diminish any of the rights of a participant under any awards previously granted, without his or her consent.

Management or Director Stockholders Agreement.    All shares issued under the plan will be subject to the management stockholders agreement or directors stockholders agreement, as applicable. The stockholders’ agreements impose restrictions on transfers of the shares by the individuals and also provide for various put and call rights with respect to the shares. These put and call rights include the individual’s right to require Affinia Group Holdings Inc. to purchase the shares on death or disability at the then-fair market value of the shares and Affinia Group Holdings Inc.’s option to repurchase the shares upon specified events, including termination of service or employment, at a price equal to the then-fair market value or, in certain circumstances, at a price per share equal to the lesser of $100.00 and the then-fair market value. The individuals have also been granted limited ‘‘piggyback’’ registration rights with respect to the shares. Certain individuals also entered into confidentiality and non-competition agreements in connection with the shares they purchased. The forms of the various agreements are referenced under ‘‘Item 15. Exhibits and Financial Statement Schedules.’’ The forms of the agreements for directors are substantially similar to the forms for management.

Restrictive Covenant Agreement.    Unless otherwise determined by our Board of Directors, all award recipients are obligated to sign our standard Confidentiality, Non-Competition and Proprietary Information Agreement, which includes restrictive covenants regarding confidentiality, proprietary information and a one-year period restricting competition and solicitation of our clients, customers or employees. If a participant breaches these restrictive covenants, the Compensation Committee has discretion to rescind any exercise of, or payment or delivery pursuant to, an award under the plan, in which case the participant may be required to pay to us the amount of any gain realized in connection with, or as a result of, the rescinded exercise, payment or delivery.

Modification of Stock Options.    On November 14, 2006, the Compensation Committee revised the vesting terms of stock options previously awarded to our Named Executive Officers, as well as to all other employees, under the plan. One-half of these options vest in equal portions at the end of each year beginning with the year of the grant and ending December 31, 2009, 40% are eligible for vesting in equal portions upon our achievement of certain specified annual EBITDA performance targets over the vesting period and 10% are eligible for vesting in equal portions upon our achievement of certain specified annual net working capital performance targets over the vesting period. The Compensation Committee has modified the vesting terms for the EBITDA performance options so that these options will be eligible for vesting in equal portions at the end of each of the years 2007, 2008 and 2009. The Compensation Committee also reduced the performance targets for those years. The Compensation Committee has not modified the time-vesting options or the working capital performance options.

Delegation of Authority.    The Compensation Committee has delegated to Mr. Finley the authority to grant up to 10,000 stock options in the aggregate (and not more than 5,000 stock options to any one grantee) in connection with the hiring of key employees between meetings of the Compensation Committee. Mr. Finley exercised his delegated authority on two occasions in 2007 in connection with the Company’s hiring of two key employees. The grant dates for these equity incentive awards were the same as the respective key employee’s date of hire.

OUTSTANDING EQUITY AWARDS AT 2007 FISCAL-YEAR END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Terry R. McCormack President and Chief Executive Officer	6,783.33	5,166.67	10,033.33	100	8/1/2015
Thomas H. Madden Senior Vice President and Chief Financial Officer	3,223.33	2,366.67	4,673.33	100	8/1/2015
John R. Washbish President, Under Vehicle Group and Customer Relationship Management	5,513.33	4,066.67	8,013.33	100	8/1/2015
Keith A. Wilson President, Under Hood Group	3,610.00	3,200.00	5,500.00	100	8/1/2015
Steven E. Keller Senior Vice President, General Counsel and Secretary	2,543.33	1,966.67	3,793.33	100	8/1/2015

As of December 31, 2007, all outstanding equity awards granted to our Named Executive Officers were in the form of stock option awards granted pursuant to our stock incentive plan which is described in more detail under the heading ‘‘Equity Incentive Plan Awards.’’ The equity awards described in this table have the following terms:

•	An exercise price at least equal to the fair market value of Affinia Group Holdings Inc.’s common stock on the date of grant.

•	For stock options granted to key employees, a vesting schedule pursuant to which (1) one-half of the stock options vest in equal portions at the end of each year beginning with the year of the grant and ending December 31, 2009, (2) 40% are eligible for vesting in equal portions at the end of each year beginning December 31, 2007 and ending December 31, 2009 based on the achievement of certain specified annual EBITDA performance objectives and (3) 10% are eligible for vesting in equal portions at the end of each year beginning with the year of the grant and ending December 31, 2009 based on the achievement of certain specified annual net working capital performance objectives.

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

OPTION EXERCISES AND STOCK VESTED

None of our Named Executive Officers exercised any stock options in 2007, nor have any of them received any restricted stock, phantom stock units or other awards of shares of stock with vesting provisions.

PENSION BENEFITS

We do not sponsor a defined benefit plan for our U.S. employees. None of our Named Executive Officers participate in or are entitled to receive benefits pursuant to any defined benefit plan sponsored by us. We do offer a defined contribution (401(k)) plan for our U.S. employees pursuant to which we contribute three percent of an employee’s earnings and also match fifty percent of the first five percent of an employee’s pre-tax contributions, all subject to applicable Internal Revenue Service limitations.

NON-QUALIFIED DEFERRED COMPENSATION

In 2007, we did not offer our employees, including our Named Executive Officers, the opportunity to defer any portion of their salary, bonus, non-equity incentive awards, equity incentive awards or any other component of total compensation. On March 6, 2008, Affinia Group Holdings Inc. adopted a non-qualified deferred compensation program that will first become effective in 2008 pursuant to which certain of our senior employees, including our Named Executive Officers, will be permitted to elect to defer all or a portion of their annual bonuses. Company matching contributions on employee deferrals will be made, subject to a vesting schedule. Employee deferrals and company matching contributions will be notionally invested under this plan in the common stock of Affinia Group Holdings Inc., and distributions will be paid in the form of such shares of common stock (or cash, in certain circumstances) on the payment date elected by the participant.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Termination Provisions of Employment Agreements

Each of our Named Executive Officers entered into an employment agreement with us. Under the employment agreements, each executive is entitled to the following payments and benefits in the event of a termination by us without cause (as defined in the agreement) or by the executive for good reason (as defined in the agreement) during the employment term: (1) subject to the executive’s compliance with the restrictive covenants described below, an amount equal to the ‘‘severance multiple’’ (2.0 for each of Messrs. McCormack, Washbish and Wilson; 1.5 for each of Messrs. Madden and Keller) times the sum of base salary and the ‘‘average annual bonus’’ paid under the agreement for the preceding two years (the ‘‘Multiplier’’), payable as follows: an amount equal to 1 times the Multiplier to be paid in equal monthly installments for 12 months following termination of employment and the balance to be paid in a lump sum on the first anniversary of the termination of the executive’s employment; (2) a pro-rata annual bonus for the year of termination; and (3) continued medical and dental coverage at our cost, on the same basis made available for active employees for a period of years corresponding with the severance multiple; provided that, if such coverage is not available for any portion of such period under our medical plans, we may pay the executive an amount equal to the premium cost otherwise payable by executives (without giving effect to any employer subsidies) under our plans for such coverage. In addition, if the executive is terminated by us without cause or the executive resigns for good reason within two years following a change in control, the executive shall be entitled to a supplemental payment equal to the excess, if any, of (A) the product of the severance multiple times the executive’s target annual bonus, over (B) the product of the severance multiple times the average annual bonus described above.

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

Each executive is restricted, for a period following termination of employment (24 months for Messrs. McCormack, Washbish and Wilson; 18 months for Messrs. Madden and Keller (or 12 months for Messrs. Madden and Keller if their employment agreement expires due to their election not to extend the term)), from (1) soliciting in competition certain of our customers, (2) competing with us or entering the employment or providing services to entities who compete with us or (3) soliciting or hiring our employees.

TOTAL POTENTIAL PAYOUT PURSUANT TO EMPLOYMENT AGREEMENT
ASSUMING TERMINATION EVENT OCCURS ON DECEMBER 31, 2007

		Termination by Company Without Cause or by Executive for Good Reason[1]			Termination Due to Non-Renewal of Employment Agreement by Company
Name	Benefit[2]	Normally	After Change in Control	Termination by Company for Cause	By Company	By Executive	Voluntary Resignation by Executive	Death or Disability[3]
Terry R. McCormack	•Severance	1,791,600	2,520,000	N/A	1,260,000	1,260,000	N/A	N/A
President and Chief Executive Officer	•Continued medical coverage	17,496	17,496	N/A	N/A	N/A	N/A	N/A
Thomas H. Madden	•Severance	581,190	783,000	N/A	435,000	290,000	N/A	N/A
Senior Vice President and Chief Financial Officer	•Continued medical coverage	13,122	13,122	N/A	N/A	N/A	N/A	N/A
John R. Washbish	•Severance	1,268,120	1,792,000	N/A	896,000	896,000	N/A	N/A
President, Under Vehicle Group and Customer Relationship Management	•Continued medical coverage	27,312	27,312	N/A	N/A	N/A	N/A	N/A
Keith A. Wilson	•Severance	965,800	1,400,000	N/A	700,000	700,000	N/A	N/A
President, Under Hood Group	•Continued medical coverage	27,312	27,312	N/A	N/A	N/A	N/A	N/A
Steven E. Keller	•Severance	581,190	783,000	N/A	435,000	290,000	N/A	N/A
Senior Vice President, General Counsel and Secretary	•Continued medical coverage	20,484	20,484	N/A	N/A	N/A	N/A	N/A

1	The Named Executive Officers are entitled to continued medical and dental coverage for 2 years in the case of Messrs. McCormack, Washbish and Wilson, and 18 months in the case of Messrs. Madden and Keller.
2	Amounts payable under our non-equity incentive plan (annual cash incentive plan) are earned on the last day of the applicable calendar year. Because this table assumes that the termination event occurred on December 31, 2007, each Named Executive Officer (as well as any other employee participating in the cash incentive plan) would be entitled to payment of the cash incentive award earned pursuant to the 2007 non-equity cash incentive plan, the amount of which is not reflected in this table.
3	Upon death or disability, the Named Executive Officer (or his estate) is entitled to receive any earned but unpaid cash incentive award plus a pro-rata portion of any annual cash incentive award that the Named Executive Officer would have earned had his employment not terminated. Because this table assumes that the termination event occurred on December 31, 2007, each Named Executive Officer (as well as any other employee participating in the cash incentive plan) would be entitled to payment of the cash incentive award earned pursuant to the 2007 non-equity incentive plan.

DIRECTOR COMPENSATION

The following table summarizes compensation for our non-employee directors for 2007.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards[9] ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Michael F. Finley	74,000	-0-	4,512	-0-	-0-	-0-	78,512
Larry W. McCurdy	71,000	-0-	7,206	-0-	-0-	-0-	78,206
Donald J. Morrison[10]	65,000	-0-	4,512	-0-	-0-	-0-	69,512
Joseph A. Onorato	125,000	-0-	7,206	-0-	-0-	-0-	132,206
John M. Riess	74,000	-0-	7,206	-0-	-0-	-0-	81,206
James A. Stern	63,500	-0-	4,512	-0-	-0-	-0-	68,012

9	Reflects the amounts recognized for 2007 financial statement reporting purposes in connection with the vesting of a portion of the options awarded August 1, 2005 (McCurdy, Onorato and Riess) and the options awarded January 1, 2007 (all non-management directors). See Note 9. Stock Option Plans – Method Of Accounting And Our Assumptions for a discussion of the valuation assumptions used in determining the amounts contained in this column. For stock options granted to directors, the equity awards have a vesting schedule pursuant to which the stock options vest in equal portions at the end of each year, beginning with the year of the grant and ending December 31, 2009. The Compensation Committee, pursuant to a unanimous consent resolution dated as of January 1, 2007, approved a grant of 1,000 stock options to each non-management director with an effective grant date of January 1, 2007.
10	Mr. Morrison’s fees were paid directly to his employer in accordance with his employer’s policies regarding employee participation on boards of directors of the employer’s investment portfolio companies. Mr. Morrison’s options were granted directly to his employer in accordance with his employer’s policies regarding employee participation on boards of directors of the employer’s investment portfolio companies.

The annual retainer for non-management directors is $50,000. The Chairman of the Board of Directors is paid an additional $15,000 annually. The chair of our Audit Committee is paid an additional $50,000 annually in recognition of the Audit Committee chair’s expanded responsibilities as we implement our Sarbanes-Oxley compliance efforts. Also, each non-management director is paid an additional $1,500 for each meeting of the Board of Directors attended and an additional $1,500 for each committee meeting attended.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee was at any time during 2007, or at any other time, one of our officers or employees or had any relationship requiring disclosure by us under any paragraph of Item 404. None of our Named Executive Officers served on the compensation committee or board of directors of another entity whose executive officer(s) served on our Compensation Committee or Board of Directors.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management and, based on that review and discussion, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in our annual report on Form 10-K.

The Compensation Committee James A. Stern, Chairman Michael F. Finley Joseph A. Onorato John M. Riess Larry W. McCurdy, ex officio

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information

The following table sets forth information about our common stock that may be issued under all of our existing equity compensation plans as of March 11, 2008, including the 2005 Stock Incentive Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:	N/A	$ N/A	N/A
Equity compensation plans not approved by security holders:	217,510	$100	9,490

Total	217,510	$100	9,490

Security Ownership

Affinia Group Holdings Inc. owns 100% of the issued and outstanding common stock of Affinia Group Intermediate Holdings Inc. Affinia Group Intermediate Holdings Inc. owns 100% of the issued and outstanding common stock of Affinia Group Inc.

The following table and accompanying footnotes show information regarding the beneficial ownership of the common stock of Affinia Group Holdings Inc. as of March 11, 2008 by (1) each person known by us to beneficially own more than 5% of the issued and outstanding common stock of Affinia Group Holdings Inc., (2) each of our directors and nominees, (3) each named executive officer and (4) all directors and executive officers as a group.

Names and addresses of beneficial owner	Nature and Amount of Beneficial Ownership(1)	Percentage of Class
The Cypress Group L.L.C.	2,175,000(2)	61.1%
The address of each of the Cypress Funds and Cypress Side-By-Side L.L.C. is c/o The Cypress Group L.L.C., 65 East 55th Street, 28th Floor, New York, NY 10022.
OMERS Administration Corporation	700,000	19.7%
The address of OMERS Administration Corporation is c/o Omers Capital, Royal Bank Plaza, South Tower, 200 Bay Street, Suite 2010, Box 6, Toronto, Ontario, Canada M5J 2J2.
California State Teachers’ Retirement System	200,000	5.6%
The address of California State Teachers’ Retirement System is 7667 Folsom Blvd., Sacramento, CA 95826.
The Northwestern Mutual Life Insurance Company	400,000	11.3%
The address of The Northwestern Mutual Life Insurance Company is 720 East Wisconsin Avenue, Milwaukee, WI 53202.
Name of Individual or Identity of Group
Terry R. McCormack	1,500	*
Thomas H. Madden	750	*
John R. Washbish	1,250	*
Keith A. Wilson	550	*
Steven E. Keller	500	*
Larry W. McCurdy	3,000	0.1%
John M. Riess	250	*
All executive officers and directors as a group	8,670	0.3%

*	The executive officers or members of the Board of Directors of Affinia Group Inc. currently hold 0.3% of shares of the outstanding common stock of Affinia Group Holdings Inc. The amount of ownership for each Named Executive Officer or member of the Board is shown above and each of the executive officers or members of the Board own less than 0.1% of outstanding shares except for Mr. Larry W. McCurdy.
(1)	Applicable percentage of ownership is based on 3,559,270 shares of common stock outstanding as of December 31, 2007.
(2)	Includes 2,063,038 shares of common stock owned by Cypress Merchant Banking Partners II L.P., 87,703 shares of common stock owned by Cypress Merchant Banking II C.V., 19,908 shares of common stock owned by 55th Street Partners II L.P. (collectively, the ‘‘Cypress Funds’’) and 4,350 shares of common stock owned by Cypress Side-by-Side LLC. Cypress Associates II L.L.C. is the managing general partner of Cypress Merchant Banking II C.V. and the general partner of Cypress Merchant Banking Partners II L.P. and 55th Street Partners II L.P., and has voting and investment power over the shares held or controlled by each of these funds. Certain executives of The Cypress Group L.L.C., including Messrs. Jeffrey Hughes and James Stern, may be deemed to share beneficial ownership of the shares shown as beneficially owned by the Cypress Funds. Each of such individuals disclaims beneficial ownership of such shares. Cypress Side-By-Side L.L.C. is a sole member-L.L.C. of which Mr. James A. Stern is the sole member.

Item 13.	Certain Relationships and Related Person Transactions and Director Independence

Investor Stockholders Agreement

Pursuant to the Stockholders Agreement dated as of November 30, 2004, among Affinia Group Holdings Inc., various Cypress funds, OMERS Administration Corporation ((formerly known as Ontario Municipal Employees Retirement Board) (‘‘OMERS’’)), The Northwestern Mutual Life Insurance Company, California State Teachers’ Retirement System and Stockwell Fund, L.P., the number of directors serving on the Board of Directors will be no less than seven and no more than eleven. The Stockholders Agreement entitles Cypress to designate three directors. Cypress has currently appointed Mr. Stern and Mr. Finley. As long as OMERS members own at least 50 percent in the aggregate of the number of shares owned by them on November 30, 2004, OMERS is entitled to designate one director, who currently is Mr. Morrison. Cypress is entitled to designate three independent directors, as defined by SEC rules, who currently are Mr. McCurdy, Mr. Onorato and Mr. Riess. Additionally, the Stockholders Agreement entitles the individual serving as CEO, currently

Mr. McCormack, and another individual serving as one of our senior officers, currently Mr. Washbish, to seats on the Board of Directors. The Stockholders Agreement also provides that the nominating committee of the Board of Directors may from time to time select two additional individuals who must be independent to serve as Directors.

Other Related Party Transactions

Mr. John M. Riess, an Affinia Group Board member, is related to an executive at CARQUEST. CARQUEST accounted for approximately $156 million and $151 million in 2006 and 2007 of our total sales. Mr. John A. Washbish, President, Under Vehicle Group and Customer Relationship Management, and Director, is related to the owner of Moog Automotive Warehouse, Louisville, Kentucky, an automotive warehouse distributor that purchased approximately $0.2 million of products from Affinia Group Inc. in 2006 and $0.4 million products from Affinia Group Inc. in 2007.

Item 14.	Principal Accountant Fees and Services

Audit Fees and Tax Fees

On October 14, 2005, the Company engaged Deloitte & Touche LLP (‘‘Deloitte & Touche’’) as the Company’s new independent registered public accounting firm for the fiscal year ending December 31, 2005. The engagement of Deloitte & Touche was approved by the Audit Committee of the Company’s Board of Directors. The Audit Committee then adopted procedures for pre-approving all audit and non-audit services provided by Deloitte & Touche. The Audit Committee, as required by its Charter, approves in advance any audit or permitted non-audit engagement or relationship between the Company and the Company’s independent auditors. The Audit Committee has adopted an Audit and Non-Audit Services Pre-Approval Policy which provides that the Company’s independent auditors are only permitted to provide services to the Company that have been specifically approved by the Audit Committee or entered into pursuant to the pre-approval provisions of the Policy. All tax services to be performed by the independent auditors that fall within certain categories and certain designated dollar thresholds have been pre-approved under the Policy. All tax services that exceed the dollar thresholds and any other services must be approved in advance by the Audit Committee. The Audit Committee also has delegated approval authority, subject to certain dollar limitations, to the Chairman of the Audit Committee, who is an independent director. Pursuant to this delegation, the Chairman is required to present, and as of the date of this report has presented, all approval decisions to the full Audit Committee. During 2006 we paid Deloitte & Touche $3.8 million in audit fees and $1.1 million in U.S. tax compliance and consulting services. During 2007 we paid Deloitte & Touche $2.9 million in audit fees and $1.2 million in U.S. tax compliance and consulting services.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial Statements:

See Item 8 above.

2.	Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts

The allowance for doubtful accounts is summarized below for the period ending December 31, 2007, December 31, 2006, and December 31, 2005 (Dollars in Millions):

	Balance at beginning of period	Amounts charged to income	Trade accounts receivable ‘‘written off’’ net of recoveries	Adjustments arising from change in currency exchange rates and other items	Balance at end of period
Year ended December 31, 2005	$4	$1	$(6)	$3	$2
Year ended December 31, 2006	$2	$5	$(2)	$—	$5
Year ended December 31, 2007	$5	$1	$(2)	$—	$4

All other financial statement schedules are not required under the relevant instructions or are inapplicable and therefore have been omitted.

3.	Exhibits

Exhibit Number	Description of Exhibit
3.5	Certificate of Incorporation of Affinia Group Intermediate Holdings Inc., which is incorporated herein by reference from Exhibit 3.5 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).
3.6	By-laws of Affinia Group Intermediate Holdings Inc., which is incorporated herein by reference from Exhibit 3.6 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).
4.1	Indenture, dated as of November 30, 2004, among Affinia Group Inc., the Guarantors named therein and Wilmington Trust Company, as Trustee, which is incorporated herein by reference from Exhibit 4.1 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).
4.4	9% Senior Subordinated Notes due 2014, Rule 144A Global Note, which is incorporated herein by reference from Exhibit 4.4 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).
4.5	9% Senior Subordinated Notes due 2014, Regulation S Global Note, which is incorporated herein by reference from Exhibit 4.5 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).

Exhibit Number	Description of Exhibit
10.1	Credit Agreement, dated as of November 30, 2004, among Affinia Group Intermediate Holdings Inc., Affinia Group Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Goldman Sachs Credit Partners, L.P. and Credit Suisse First Boston, as Co-Syndication Agents, and Deutsche Bank AG, Cayman Islands Branch and UBS Securities LLC, as Co-Documentation Agents, which is incorporated herein by reference from Exhibit 10.1 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).
10.2	Amendment No. 1 and Waiver, dated as of December 12, 2005 to Credit Agreement, dated as of November 30, 2004, among Affinia Group Intermediate Holdings Inc., Affinia Group Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Goldman Sachs Credit Partners, L.P. and Credit Suisse, Cayman Islands Branch (formerly known as Credit Suisse First Boston, acting through its Cayman Islands Branch), as Co-Syndication Agents, and Deutsche Bank AG, Cayman Islands Branch and UBS Securities LLC, as Co-Documentation Agents, which is incorporated herein by reference from Exhibit 10.1 on the Form 8-K of Affinia Group Intermediate Holdings Inc. filed on December 15, 2005 (File No. 333-128166-10).
10.3	Guarantee and Collateral Agreement, dated as of November 30, 2004, among Affinia Group Intermediate Holdings Inc., Affinia Group Inc., each other Subsidiary Loan Party identified therein and JPMorgan Chase Bank, N.A. as Collateral Agent, which is incorporated herein by reference from Exhibit 10.2 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).
10.4	Receivables Sale Agreement, dated as of November 30, 2004, among Affinia Group Inc., as Seller Agent, certain subsidiaries thereof, as Sellers, and Affinia Receivables LLC, as Finance Subsidiary, which is incorporated herein by reference from Exhibit 10.3 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).
10.5	Amendment, dated as of April 1, 2005, to the Receivables Sale Agreement, dated as of November 30, 2004, among Affinia Group Inc., as Seller Agent, certain subsidiaries thereof, as Sellers, and Affinia Receivables LLC, as Finance Subsidiary, which is incorporated herein by reference from Exhibit 10.4 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).
10.6	Receivables Purchase Agreement, dated as of November 30, 2004, among Affinia Receivables LLC, as Finance Subsidiary, Affinia Group Inc., as Servicer, Park Avenue Receivables Company LLC, and JPMorgan Chase Bank, N.A., as Agent, which is incorporated herein by reference from Exhibit 10.5 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).
10.7	Amendment Number 1, dated as of April 1, 2005, to the Receivables Purchase Agreement, dated as of November 30, 2004, among Affinia Receivables LLC, as Finance Subsidiary, Affinia Group Inc., as Servicer, Park Avenue Receivables Company LLC, and JPMorgan Chase Bank, N.A., as Agent, which is incorporated herein by reference from Exhibit 10.6 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).

Exhibit Number		Description of Exhibit
10.8		Amendment Number 2, dated as of June 30, 2005, to the Receivables Purchase Agreement, dated as of November 30, 2004, among Affinia Receivables LLC, as Finance Subsidiary, Affinia Group Inc., as Servicer, Park Avenue Receivables Company LLC, and JPMorgan Chase Bank, N.A., as Agent, which is incorporated herein by reference from Exhibit 10.7 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).
10	.9*#	Affinia Group Senior Executive Deferred Compensation and Stock Award Plan
10	.10*	Settlement Agreement dated as of November 20, 2007 by and between Dana Corporation and Affinia Group Inc.
10.11		Stockholders Agreement, dated as of November 30, 2004, among Affinia Group Holdings Inc., various Cypress funds, Ontario Municipal Employees Retirement Board (‘‘OMERS’’), The Northwestern Mutual Life Insurance Company, California State Teachers’ Retirement System and Stockwell Fund, L.P., which is incorporated herein by reference from Exhibit 10.10 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).
10	.12#	Employment Agreement, dated July 21, 2005, by and between Affinia Group Inc. and Terry R. McCormack, which is incorporated herein by reference from Exhibit 10.11 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).
10	.13#	Employment Agreement, dated July 21, 2005, by and between Affinia Group Inc. and Keith A. Wilson, which is incorporated herein by reference from Exhibit 10.12 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).
10	.14#	Employment Agreement, dated July 21, 2005, by and between Affinia Group Inc. and John R. Washbish, which is incorporated herein by reference from Exhibit 10.13 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).
10	.15#	Employment Agreement, dated July 21, 2005, by and between Affinia Group Inc. and Thomas H. Madden, which is incorporated herein by reference from Exhibit 10.14 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).
10	.16#	Employment Agreement, dated July 21, 2005, by and between Affinia Group Inc. and Steven E. Keller which is incorporated herein by reference from Exhibit 10.15 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).
10	.17#	Affinia Group Holdings Inc. 2005 Stock Incentive Plan, which is incorporated herein by reference from Exhibit 10.16 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).
10	.18#	Form of Nonqualified Stock Option Agreement, which is incorporated herein by reference from Exhibit 10.17 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).
10.19		Form of Management Stockholder’s Agreement, which is incorporated herein by reference from Exhibit 10.18 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).

Exhibit Number		Description of Exhibit
10.20		Form of Sale Participation Agreement.
16.1		Letter from PricewaterhouseCoopers LLP dated October 5, 2005, which is incorporated herein by reference from Exhibit 10.1 on the Form 8-K of Affinia Group Intermediate Holdings Inc. filed on October 5, 2005 (File No. 333-128166-10).
21	.1*	List of Subsidiaries.
31	.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Terry R. McCormack, our Chief Executive Officer, President and Director, and Thomas H. Madden, our Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith
#	management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFINIA GROUP INTERMEDIATE HOLDINGS INC.
By:	/s/ Terry R. McCormack
Terry R. McCormack
President, Chief Executive Officer, and Director (Principal Executive Officer)

Date:    March 11, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2008

Signature	Title

By: /s/ Terry R. McCormack	President, Chief Executive Officer, and Director (Principal Executive Officer)

Terry R. McCormack

By: /s/ Thomas H. Madden	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Thomas H. Madden

By: /s/ Thomas H. Madden	Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

Thomas H. Madden

By: /s/ Larry W. McCurdy	Chairman of the Board of Directors

Larry W. McCurdy

By: /s/ Michael F. Finley	Director

Michael F. Finley

By: /s/ Donald J. Morrison	Director

Donald J. Morrison

By: /s/ Joseph A. Onorato	Director

Joseph A. Onorato

By: /s/ John M. Riess	Director

John M. Riess

By: /s/ James A. Stern	Director

James A. Stern

By: /s/ John R. Washbish	Director

John R. Washbish