Form 10-K/A
period 2007-12-31
Affinia Group Intermediate Holdings Inc.
filed 2008-03-14
CIK 1328655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No.1)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes             No

There were 1,000 shares outstanding of the registrant’s common stock as of March 11, 2008 (all of which are privately owned and not traded on a public market).

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission on March 11, 2008, for the purpose of filing the following Exhibits, which were inadvertently omitted from the original filing:

10.9	Affinia Group Senior Executive Deferred Compensation and Stock Award Plan
10.10	Settlement Agreement dated as of November 20, 2007 by and between Dana Corporation and Affinia Group Inc.

Unless expressly stated in this filing, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K, nor does it modify or update in any way the disclosures contained in the original Form 10-K.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

(a) 3.    Exhibits

Exhibit Number	Description of Exhibit
3.5	Certificate of Incorporation of Affinia Group Intermediate Holdings Inc., which is incorporated herein by reference from Exhibit 3.5 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).
3.6	By-laws of Affinia Group Intermediate Holdings Inc., which is incorporated herein by reference from Exhibit 3.6 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).
4.1	Indenture, dated as of November 30, 2004, among Affinia Group Inc., the Guarantors named therein and Wilmington Trust Company, as Trustee, which is incorporated herein by reference from Exhibit 4.1 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).
4.4	9% Senior Subordinated Notes due 2014, Rule 144A Global Note, which is incorporated herein by reference from Exhibit 4.4 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).
4.5	9% Senior Subordinated Notes due 2014, Regulation S Global Note, which is incorporated herein by reference from Exhibit 4.5 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).
10.1	Credit Agreement, dated as of November 30, 2004, among Affinia Group Intermediate Holdings Inc., Affinia Group Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Goldman Sachs Credit Partners, L.P. and Credit Suisse First Boston, as Co-Syndication Agents, and Deutsche Bank AG, Cayman Islands Branch and UBS Securities LLC, as Co-Documentation Agents, which is incorporated herein by reference from Exhibit 10.1 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).
10.2	Amendment No. 1 and Waiver, dated as of December 12, 2005 to Credit Agreement, dated as of November 30, 2004, among Affinia Group Intermediate Holdings Inc., Affinia Group Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Goldman Sachs Credit Partners, L.P. and Credit Suisse, Cayman Islands Branch (formerly known as Credit Suisse First Boston, acting through its Cayman Islands Branch), as Co-Syndication Agents, and Deutsche Bank AG, Cayman Islands Branch and UBS Securities LLC, as Co-Documentation Agents, which is incorporated herein by reference from Exhibit 10.1 on the Form 8-K of Affinia Group Intermediate Holdings Inc. filed on December 15, 2005 (File No. 333-128166-10).
10.3	Guarantee and Collateral Agreement, dated as of November 30, 2004, among Affinia Group Intermediate Holdings Inc., Affinia Group Inc., each other Subsidiary Loan Party identified therein and JPMorgan Chase Bank, N.A. as Collateral Agent, which is incorporated herein by reference from Exhibit 10.2 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).

Exhibit Number		Description of Exhibit
10.4		Receivables Sale Agreement, dated as of November 30, 2004, among Affinia Group Inc., as Seller Agent, certain subsidiaries thereof, as Sellers, and Affinia Receivables LLC, as Finance Subsidiary, which is incorporated herein by reference from Exhibit 10.3 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).
10.5		Amendment, dated as of April 1, 2005, to the Receivables Sale Agreement, dated as of November 30, 2004, among Affinia Group Inc., as Seller Agent, certain subsidiaries thereof, as Sellers, and Affinia Receivables LLC, as Finance Subsidiary, which is incorporated herein by reference from Exhibit 10.4 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).
10.6		Receivables Purchase Agreement, dated as of November 30, 2004, among Affinia Receivables LLC, as Finance Subsidiary, Affinia Group Inc., as Servicer, Park Avenue Receivables Company LLC, and JPMorgan Chase Bank, N.A., as Agent, which is incorporated herein by reference from Exhibit 10.5 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).
10.7		Amendment Number 1, dated as of April 1, 2005, to the Receivables Purchase Agreement, dated as of November 30, 2004, among Affinia Receivables LLC, as Finance Subsidiary, Affinia Group Inc., as Servicer, Park Avenue Receivables Company LLC, and JPMorgan Chase Bank, N.A., as Agent, which is incorporated herein by reference from Exhibit 10.6 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).
10.8		Amendment Number 2, dated as of June 30, 2005, to the Receivables Purchase Agreement, dated as of November 30, 2004, among Affinia Receivables LLC, as Finance Subsidiary, Affinia Group Inc., as Servicer, Park Avenue Receivables Company LLC, and JPMorgan Chase Bank, N.A., as Agent, which is incorporated herein by reference from Exhibit 10.7 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).
10	.9*#	Affinia Group Senior Executive Deferred Compensation and Stock Award Plan
10	.10*	Settlement Agreement dated as of November 20, 2007 by and between Dana Corporation and Affinia Group Inc.
10.11		Stockholders Agreement, dated as of November 30, 2004, among Affinia Group Holdings Inc., various Cypress funds, Ontario Municipal Employees Retirement Board (‘‘OMERS’’), The Northwestern Mutual Life Insurance Company, California State Teachers’ Retirement System and Stockwell Fund, L.P., which is incorporated herein by reference from Exhibit 10.10 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).
10	.12#	Employment Agreement, dated July 21, 2005, by and between Affinia Group Inc. and Terry R. McCormack, which is incorporated herein by reference from Exhibit 10.11 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).
10	.13#	Employment Agreement, dated July 21, 2005, by and between Affinia Group Inc. and Keith A. Wilson, which is incorporated herein by reference from Exhibit 10.12 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).

Exhibit Number		Description of Exhibit
10	.14#	Employment Agreement, dated July 21, 2005, by and between Affinia Group Inc. and John R. Washbish, which is incorporated herein by reference from Exhibit 10.13 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).
10	.15#	Employment Agreement, dated July 21, 2005, by and between Affinia Group Inc. and Thomas H. Madden, which is incorporated herein by reference from Exhibit 10.14 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).
10	.16#	Employment Agreement, dated July 21, 2005, by and between Affinia Group Inc. and Steven E. Keller which is incorporated herein by reference from Exhibit 10.15 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).
10	.17#	Affinia Group Holdings Inc. 2005 Stock Incentive Plan, which is incorporated herein by reference from Exhibit 10.16 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).
10	.18#	Form of Nonqualified Stock Option Agreement, which is incorporated herein by reference from Exhibit 10.17 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).
10.19		Form of Management Stockholder’s Agreement, which is incorporated herein by reference from Exhibit 10.18 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).
10.20		Form of Sale Participation Agreement.
16.1		Letter from PricewaterhouseCoopers LLP dated October 5, 2005, which is incorporated herein by reference from Exhibit 10.1 on the Form 8-K of Affinia Group Intermediate Holdings Inc. filed on October 5, 2005 (File No. 333-128166-10).
21	.1*	List of Subsidiaries.
31	.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Terry R. McCormack, our Chief Executive Officer, President and Director, and Thomas H. Madden, our Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith
#	management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFINIA GROUP INTERMEDIATE HOLDINGS INC.
By:	/s/ Terry R. McCormack
Terry R. McCormack
President, Chief Executive Officer, and Director (Principal Executive Officer)

Date:    March 14, 2008