Form 10-Q
period 2008-03-31
Affinia Group Intermediate Holdings Inc.
filed 2008-05-09
CIK 1328655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                               (Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2008.

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From              to             .

Commission File No. 333-128166-10

Affinia Group Intermediate Holdings Inc.

(Exact name of registrant as specified in its charter)

Delaware	34-2022081
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1101 Technology Drive, Ann Arbor, Michigan	48108
(Address of Principal Executive Offices)	(Zip Code)

(734) 827-5400

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 1,000 shares outstanding of the registrant’s common stock as of May 9, 2008 (all of which are privately owned and not traded on a public market).

Index

Affinia Group Intermediate Holdings Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements may include comments concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical. When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” or future or conditional verbs, such as “will,” “should,” “could” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends and data are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there is no assurance that these expectations, beliefs and projections will be achieved. With respect to all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and other important factors include, among others: our substantial leverage; limitations on flexibility in operating our business contained in our debt agreements; pricing and import pressures; the shift in demand from premium to economy products; our dependence on our largest customers; changing distribution channels; increasing costs for manufactured components, raw materials, crude oil and energy prices; our ability to achieve cost savings from our restructuring; increased costs in imported products from China and other low cost sources; the consolidation of distributors; risks associated with our non-U.S. operations; product liability and customer warranty and recall claims; changes to environmental and automotive safety regulations; changes to anti-dumping duty rates; risk of impairment to intangibles and goodwill; risk of successful refinancing if required; non-performance by, or insolvency of, our suppliers or our customers; work stoppages or similar difficulties could significantly disrupt our operations, and other labor disputes; challenges to our intellectual property portfolio; and our exposure to a recession. Additionally, there may be other factors that could cause our actual results to differ materially from the forward-looking statements.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Affinia Group Intermediate Holdings Inc.

Unaudited Condensed Consolidated Balance Sheets

(Dollars in Millions)

	December 31, 2007	March 31, 2008
Assets
Current assets:
Cash and cash equivalents	$59	$71
Trade accounts receivable, less allowances of $4 million in 2007 and 2008	361	403
Inventories, net	506	499
Other current assets	44	45

Total current assets	970	1,018
Property, plant and equipment, net	183	186
Goodwill	30	28
Other intangible assets, net	164	161
Deferred financing costs	15	14
Deferred income taxes	74	78
Investments and other assets	21	23

Total assets	$1,457	$1,508

Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$240	$259
Other accrued expenses	134	150
Accrued payroll and employee benefits	27	32

Total current liabilities	401	441
Long-term debt	597	597
Deferred employee benefits and other non-current liabilities	25	23

Total liabilities	1,023	1,061
Minority interest in consolidated subsidiaries	2	1
Contingencies and commitments
Common stock, $.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Additional paid in-capital	408	408
Accumulated deficit	(34)	(31)
Accumulated other comprehensive income	58	69

Shareholder’s equity	432	446

Total liabilities and shareholder’s equity	$1,457	$1,508

The accompanying notes are an integral part of the

unaudited condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Unaudited Condensed Consolidated Statements of Operations

(Dollars in Millions)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2008
Net sales	$502	$529
Cost of sales	(408)	(434)

Gross profit	94	95
Selling, general and administrative expenses	(83)	(77)

Operating profit	11	18
Other income, net	1	—
Interest expense	(15)	(14)

Income (loss) before income tax provision, equity income and minority interest	(3)	4
Income tax provision	—	1
Equity in income, net of tax	—	—
Minority interest, net of tax	—	—

Net (loss) income	$(3)	$3

The accompanying notes are an integral part of the

unaudited condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in Millions)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2008
Operating activities
Net income (loss)	$(3)	$3
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9	9
Provision for deferred income taxes	(3)	(4)
Change in trade accounts receivable	(23)	(42)
Change in inventories	(39)	7
Change in other current operating assets	18	(1)
Change in other current operating liabilities	36	40
Change in other	8	6

Net cash provided by operating activities	3	18

Investing activities
Proceeds from sales of assets	3	—
Additions to property, plant and equipment	(6)	(6)

Net cash used in investing activities	(3)	(6)

Financing activities
Proceeds from debt	—	—

Net cash provided by financing activities	—	—
Effect of exchange rate changes on cash	—	—
Change in cash and cash equivalents	—	12
Cash and cash equivalents at beginning of the period	70	59

Cash and cash equivalents at end of the period	$70	$71

Supplemental cash flows information
Cash paid during the period for:
Interest	$7	$7
Income taxes	$4	$6

The accompanying notes are an integral part of the

unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business

Affinia Group Inc. (“Affinia”) is a global leader in the on and off-highway replacement products and services industry. We derive approximately 96% of our sales from this industry and, as a result, are not directly affected by the market cyclicality of the automotive original equipment manufacturers. Our broad range of brake, filtration, chassis and other products are sold in North America, Europe, South America, Asia and Africa. Our brands include WIX®, Raybestos®, McQuay-Norris®, Nakata®, Filtron®, BrakePro® and Quinton Hazell®. Additionally, we provide private label offerings for NAPA®, CARQUEST® and ACDelco® and other customers and co-branded offerings for Federated Auto Parts and Automotive Distribution Network. Affinia is wholly-owned by Affinia Group Intermediate Holdings Inc., which, in turn, is wholly-owned by Affinia Group Holdings Inc., a company controlled by affiliates of The Cypress Group L.L.C. (“Cypress”).

Affinia Group Inc., a Delaware corporation formed on June 28, 2004, entered into a stock and asset purchase agreement, as amended (the “Purchase Agreement”), with Dana Corporation (“Dana”). The Purchase Agreement provided for the acquisition by Affinia Group Inc. of substantially all of Dana’s aftermarket business operations (the “Acquisition”).

Note 2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Affinia Group Intermediate Holdings Inc. and its subsidiaries. In these notes to the condensed consolidated financial statements, the terms “the Company,” “we,” “our” and “us” refer to Affinia Group Intermediate Holdings Inc. and its subsidiaries on a consolidated basis.

The interim financial information is prepared in conformity with accounting principles generally accepted in the United States of America and such principles are applied on a basis consistent with information reflected in our Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the United States Securities and Exchange Commission. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim period.

Note 3. New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS No. 133 and their effect on the entity’s financial position, financial performance and cash flows. The provisions of SFAS No. 161 are effective as of the beginning of our 2009 fiscal year. The Company is assessing what impact, if any, adoption of this statement would have on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which SFAS No. 160 is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented. The Company is assessing what impact, if any, adoption of this statement would have on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is assessing what impact, if any, adoption of this statement would have on its consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new guidance is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have an effect on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value within United States generally accepted accounting principles, and expands disclosures about fair value measurements. Adoption is required for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, the FASB deferred the effective date of SFAS No. 157, until the beginning of our 2009 fiscal year, as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis. We adopted SFAS No. 157 for financial assets and liabilities at the beginning of our 2008 fiscal year and our adoption did not have a material impact on our financial statements. The adoption of SFAS No. 157 for nonfinancial assets and liabilities in 2009 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

•	Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities.

•

Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Our financial assets and liabilities consist of interest rate swaps and currency forward contracts. The fair value measurement of derivatives is based upon Level 2 inputs consisting of observable current market data as applicable to determine market rates of similar assets and liabilities. Many of our derivative contracts are valued utilizing publicly available pricing data of contracts with similar terms. In other cases, the contracts are valued using current spot market data adjusted for the appropriate current forward curves provided by external financial institutions. We enter into hedging transactions with banking institutions that have strong credit ratings, and thus the credit risk associated with these contracts is not considered significant. Our Level 2 derivative liabilities are $4 million net of derivative assets.

Note 4. Inventories, net

Inventories, net consist of the following (Dollars in Millions):

	At December 31, 2007	At March 31, 2008
Raw materials	$110	$111
Work-in-process	33	36
Finished goods	418	398
Reserve	(55)	(46)

	$506	$499

Note 5. Comprehensive Income

The elements of comprehensive income are presented in the following table (Dollars in Millions):

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2008
Net (loss) income	$(3)	$3
Interest rate swap, net of tax of $1 million	—	(2)
Change in foreign currency translation adjustments, net of tax	4	13

Comprehensive income	$1	$14

Note 6. Goodwill

The following table summarizes goodwill activity, which is related to the On and Off-Highway segment for the first three months of 2008 (Dollars in Millions):

Three Months Ended March 31, 2008
Balance at December 31, 2007	$30
Tax benefit reduction	(2)

Balance at March 31, 2008	$28

In accordance with SFAS No. 109, “Accounting for Income Taxes,” the tax benefit for the excess of tax-deductible goodwill over the reported amount of goodwill is applied to first reduce the goodwill. The tax benefit for the excess of tax deductible goodwill will reduce reported goodwill by approximately $2 million in each quarter of 2008. Once the reported amount of goodwill is reduced to zero, the remaining tax benefit reduces the basis of the intangible assets. Any remaining tax benefit reduces the income tax provision.

Note 7. Commitments and Contingencies

At March 31, 2008, the Company had purchase commitments for property, plant and equipment of approximately $4 million.

A reconciliation of the changes in our return reserves is as follows (Dollars in Millions):

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2008
Beginning balance	$18	$20
Amounts charged to expense	13	12
Returns processed	(13)	(12)

	$18	$20

The total amount of unrecognized tax benefits as of December 31, 2007 and March 31, 2008 was $2 million. Included in the balance of unrecognized tax benefits at December 31, 2007 and March 31, 2008, were $2 million of tax benefits that, if recognized, would affect the effective tax rate. The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties as part of the income tax provision. As of March 31, 2008 the Company’s accrual for interest and penalties was less than $1 million. The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. For jurisdictions in which the Company transacts significant business, tax years ending December 31, 2004 and later remain subject to examination by tax authorities. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

Note 8. Legal Proceedings

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

On January 30, 2006, Parker-Hannifin Corporation (“Parker”) filed a complaint and request for preliminary injunction against Wix Filtration Corp. (“Wix”), which is a wholly owned subsidiary of Affinia, alleging patent infringement of four U.S. patents held by Parker. These patents cover an oil filter and fuel filter, designed for the Ford F-150 pickup truck, which Parker was selling to Wix for sale into the automotive aftermarket prior to the complaint date. On May 8, 2008, Wix and Parker entered into a settlement agreement pursuant to which Wix agreed, without admitting liability, to pay $3.5 million to Parker in three equal installments. The $3.5 million was accrued as of March 31, 2008. A copy of the settlement agreement is attached as Exhibit 10.1 herein.

On April 20, 2006, Heritage Equity Group (“Heritage”) and Beck Arnley Worldparts Corporation (“Beck Arnley”) filed suit against Affinia in the Rutherford County Chancery Court for the State of Tennessee. The suit arises out of Affinia’s sale of Beck Arnley to Heritage and damages allegedly arising from a tax election which Affinia was required to make under the Purchase Agreement with Dana. On June 28, 2007, as part of a settlement agreement, Beck Arnley dismissed its suit in Tennessee and agreed to pay on the original loan and royalty on a modified basis. However, immediately after signing the settlement agreement, Beck Arnley refused to make payment and Affinia was forced to sue for default on the loan in Delaware. That suit, filed in October 2007 has been dismissed. The parties have entered into a settlement agreement as of March 2008. The settlement agreement increased the amount of the loan, which is due from Beck Arnley, from $3 million to $3.4 million and interest will accrue annually initially at a rate of 10%.

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

The Company has various accruals for civil, environmental, product liability and other costs. If there is a range of equally probable outcomes, we accrue the lower end of the range. The Company had $4 million and $3 million accrued as of March 31, 2008 and December 31, 2007, respectively. There are no recoveries expected from third parties.

Note 9. Restructuring of Operations

In 2005, we announced two restructuring plans: (i) a restructuring plan that we announced at the beginning of 2005 as part of the Acquisition, also referred to herein as the acquisition restructuring and (ii) a restructuring plan that we announced at the end of 2005, also referred to herein as the comprehensive restructuring. We have completed the acquisition restructuring and we are in the third year of the comprehensive restructuring program.

In April 2008, we announced the closure of the El Talar, Argentina brake products manufacturing facility. We expect the closure of this facility to be completed by the second quarter of 2008. The closure of the El Talar facility is expected to result in the Company incurring pre-tax charges of approximately $8.9 million. The following chart summarizes the timing of the comprehensive restructuring activity to date:

Facility	Closure Announcement Date	Date Closed
Southampton (UK)	December 2005	2nd Qtr. 2006
Erie (PA)	March 2006	4th Qtr. 2006
North East (PA)	March 2006	4th Qtr. 2006
McHenry (IL)	March 2006	4th Qtr. 2006
St. Catharines (ON, Canada)	June 2006	4th Qtr. 2006
Cambridge (ON, Canada)	September 2006	1st Qtr. 2007
Cuba (MO)	October 2006	2nd Qtr. 2007
Mississauga (ON, Canada)	November 2006	4th Qtr. 2006
Sudbury (ON, Canada)	March 2007	2nd Qtr. 2007
Mishawaka (IN)	October 2007	Open
El Talar (Argentina)	April 2008	Open

In other comprehensive restructuring activity, we announced our intent to sell our Waupaca (WI) facility. In addition, Quinton Hazell Automotive Limited (a UK subsidiary) entered into a warehousing and distribution agreement with Caterpillar Logistics Services (UK) Limited in 2006. The transition to the new warehousing and distribution center occurred during the second and third quarters of 2007. During this transition period, we began marketing our Nuneaton (UK) distribution facility for sale. In October 2007, we finalized the sale of the facility for $6 million and recorded a gain on sale of less than $0.2 million.

In connection with the comprehensive restructuring, we have recorded $105 million in restructuring costs to date. We recorded $23 million in 2005, $40 million in 2006, $38 million for 2007, and $4 million during the first three months of 2008. The charges relating to the first three months of 2008 were recorded in selling, general and administrative expense, which consists of employee termination costs and other exit costs. Severance costs are being accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 112, “Employers’ Accounting for Postemployment Benefits — an amendment of FASB Statements No. 5 and 43.” We currently estimate that we will incur approximately $47 million more of cash and non-cash restructuring costs in 2008 and 2009, aggregating to $152 million of total cash and non-cash restructuring costs.

The following summarizes the restructuring charges and activity for all the Company’s restructuring programs (Dollars in Millions):

Balance at December 31, 2007		$10
Charges to expense:
Employee termination benefits	2
Other expenses	2

Total restructuring expenses		4
Cash payments and asset write-offs:
Cash payments		(6)
Asset retirements and other		(1)

Balance at March 31, 2008		$7

At March 31, 2008, $7 million of restructuring charges remained in other accrued liabilities, relating to wage and healthcare continuation for severed employees and other termination costs. These remaining benefits are expected to be paid during 2008.

Note 10. Segment and Geographic Information

The Filtration segment, Brake North America and Asia segment, Commercial Distribution South America segment, and the Chassis segment have been aggregated into one reportable business segment, which is the On and Off-Highway segment. The products, customer base, distribution channel, manufacturing process, procurement, and economic characteristics are similar throughout all of the Company’s operations. The Company also has two other reportable segments, which are Commercial Distribution Europe and Brake South America. Segment net sales, operating profit, total assets, depreciation and capital expenditures were as follows (Dollars in Millions):

	Net Sales		Operating Profit
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Three Months Ended March 31, 2008
On and Off-Highway segment	$432	$456	$24	$27
Commercial Distribution Europe segment	69	72	(2)	(1)
Brake South America segment	7	7	(1)	(1)
Corporate, eliminations and other	(6)	(6)	(10)	(7)

	$502	$529	$11	$18

	Total Assets		Depreciation and Amortization		Capital Expenditures
	December 31, 2007	March 31, 2008	Three Months Ended March 31, 2007	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Three Months Ended March 31, 2008
On and Off-Highway segment	$1,186	$1,234	$5	$5	$5	$5
Commercial Distribution Europe segment	156	162	1	1	—	—
Brake South America segment	17	17	—	—	—	1
Corporate, eliminations and other	98	95	3	3	1	—

	$1,457	$1,508	$9	$9	$6	$6

Net sales by geographic region were as follows (Dollars in Millions):

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2008
United States	$278	$276
Canada	47	34
Brazil	58	85
Other Countries	119	134

	$502	$529

Long-lived assets by geographic region were as follows (Dollars in Millions):

	December 31, 2007	March 31, 2008
United States	$293	$287
Canada	18	16
Brazil	7	7
Other Countries	74	79

	$392	$389

Net sales by geographic region were determined based on origin of sale. Geographic data on long-lived assets are comprised of property, plant and equipment, goodwill, other intangible assets and deferred financing costs.

We offer primarily three types of products: brake products, which include brake drums, rotors, pads and shoes and hydraulic brake system components; filtration products, which include oil, fuel, air and other filters; and chassis products, which include steering, suspension and driveline components. Additionally, we have our Commercial Distribution South America products and Commercial Distribution Europe products which offer brake, chassis, filtration and other products. The Commercial Distribution Europe products includes our Quinton Hazell European parts operation. Quinton Hazell designs, manufactures, purchases and distributes a wide range of aftermarket replacement motor vehicle components for customers throughout Europe, primarily under the Quinton Hazell brand name. Brake products are segregated below into Brake North America and Asia products and Brake South America products. The Company’s sales by group of similar products are as follows:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2008
Filtration products	$178	$183
Brake North America and Asia products	157	149
Commercial Distribution South America products	61	87
Commercial Distribution European products	69	72
Chassis products	36	37
Brake South America products	7	7
Eliminations and other	(6)	(6)

	$502	$529

Note 12. Stock Option Plans

On July 20, 2005, we adopted a stock incentive plan with a maximum of 227,000 shares of common stock subject to awards. As of March 31, 2008, 205,163 shares had been awarded, which included 58,913 vested shares and 146,250 unvested shares. Additionally, at March 31, 2008 there were 21,837 shares available for future stock option grants. Each option expires August 1, 2015. One-half of the options vest based on the performance of the Company and the remaining portion vests at the end of each year ratably over the period from the year of the grant until December 31, 2009. The exercise price is $100 per option.

We account for our employee stock options under the fair value method of accounting using a Black-Scholes model to measure stock-based compensation expense at the date of grant. Dividend yields were not a factor because there were no cash dividends declared during 2007 and the first three months of 2008. Our weighted-average Black-Scholes fair value assumptions include:

	2007	2008
Weighted-average effective term	5.5 years	5.5 years
Weighted-average risk free interest rate	4.39%	4.39%
Weighted-average expected volatility	39.6%	39.6%
Weighted-average fair value of options (Dollars in millions)	$6	$6

The fair value of the stock option grants is amortized to expense over the vesting period. The Company reduces the overall compensation expense by a turnover rate consistent with historical trends. Stock-based compensation expense, which was recorded in selling, general and administrative expenses, and related income tax benefits were less than $1 million for each of the three month periods ending March 31, 2007 and 2008. A summary of our stock-based compensation activity for the quarter ended March 31, 2008 is presented below:

Outstanding at December 31, 2006	149,260
Granted	82,050
Forfeited/expired	(13,800)

Outstanding at December 31, 2007	217,510
Granted	—
Forfeited/expired	(12,347)

Balance at March 31, 2008	205,163

Note 13. Financial Information for Guarantors and Non-Guarantors

On November 30, 2004, the Company issued 9.0% senior subordinated notes due 2014 in the principal amount of $300 million. The senior subordinated notes were offered only to qualified institutional buyers and certain persons in offshore transactions. The senior subordinated notes were subsequently registered under the Securities Act of 1933 pursuant to an exchange offer completed on November 2, 2005. The senior subordinated notes are general obligations of Affinia Group Inc. and guaranteed by Affinia Group Intermediate Holdings Inc. (“Parent”) and all of the wholly owned current and future domestic subsidiaries. These guarantors jointly and severally guarantee Affinia’s obligations under the senior subordinated notes and the guarantees represent full and unconditional obligations.

The following unaudited information presents Condensed Consolidating Statements of Operations for the three months ended March 31, 2007 and 2008, Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2007 and 2008 and Condensed Consolidating Balance Sheets as of December 31, 2007 and March 31, 2008 to arrive at the information for the Company on a consolidated basis. Other separate financial statements and other disclosures concerning the Parent and the Guarantors are not presented because management does not believe that such information is material to investors.

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor

Condensed Consolidating Balance Sheet

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

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor

Condensed Consolidating Balance Sheet

March 31, 2008

(Dollars in Millions)

	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$43	$—	$28	$—	$71
Accounts receivable	—	28	196	179	—	403
Inventories	—	—	291	208	—	499
Other current assets	—	15	1	29	—	45

Total current assets	—	86	488	444	—	1,018
Investments and other assets	—	254	29	21	—	304
Intercompany investments	446	1,079	434	311	(2,270)	—
Intercompany receivables	—	(284)	229	55	—	—
Property, plant and equipment, net	—	11	88	87	—	186

Total assets	$446	$1,146	$1,268	$918	$(2,270)	$1,508

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$13	$136	$110	$—	$259
Accrued payroll and employee benefits	—	11	7	14	—	32
Other accrued liabilities	—	63	37	50	—	150

Total current liabilities	—	87	180	174	—	441
Deferred employee benefits and noncurrent liabilities	—	9	—	14	—	23
Long-term debt	—	597	—	—	—	597

Total liabilities	—	693	180	188	—	1,061
Minority interest in consolidated subsidiaries	—	—	1	—	—	1
Shareholder’s equity	446	453	1,087	730	(2,270)	446

Total liabilities and equity	$446	$1,146	$1,268	$918	$(2,270)	$1,508

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2007

(Dollars in Millions)

	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$289	$289	$(76)	$502
Cost of sales	—	—	(221)	(263)	76	(408)

Gross profit	—	—	68	26	—	94
Selling, general and administrative expenses	—	(10)	(38)	(35)	—	(83)

Operating (loss) profit	—	(10)	30	(9)	—	11
Other income (loss), net	—	9	(9)	1	—	1
Interest expense	—	(15)	—	—	—	(15)

(Loss) income before taxes and minority interest	—	(16)	21	(8)	—	(3)
Income tax (benefit) provision	—	(2)	—	2	—	—

(Loss) income from continuing operations	—	(14)	21	(10)	—	(3)
Equity interest in income, net of tax	(3)	14	1	5	(17)	—

Net (loss) income	$(3)	—	$22	$(5)	$(17)	$(3)

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2008

(Dollars in Millions)

	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$277	$319	$(67)	$529
Cost of sales	—	—	(220)	(281)	67	(434)

Gross profit	—	—	57	38	—	95
Selling, general and administrative expenses	—	(5)	(41)	(31)	—	(77)

Operating (loss) profit	—	(5)	16	7	—	18
Other income (loss), net	—	7	(7)	—	—	—
Interest expense	—	(14)	—	—	—	(14)

(Loss) income before taxes and minority interest	—	(12)	9	7	—	4
Income tax (benefit) provision	—	(3)	—	4	—	1

(Loss) income from continuing operations	—	(9)	9	3	—	3
Equity interest in income, net of tax	3	16	16	24	(59)	—

Net (loss) income	$3	7	$25	$27	$(59)	$3

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2007

(Dollars in Millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Elimination	Consolidated Total
Operating activities
Net (loss) income	$(3)	$—	$22	$(5)	$(17)	$(3)
Adjustments to reconcile net (loss) income from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	—	3	3	3	—	9
Provision for deferred income taxes	—	(1)	—	(2)	—	(3)
Change in current assets and liabilities:
Equity in income	3	(14)	(1)	(5)	17	—
Trade accounts receivable	—	1	(7)	(17)	—	(23)
Inventories	—	—	(28)	(11)	—	(39)
Other operating assets	—	28	(1)	(9)	—	18
Other operating liabilities	—	(27)	11	52	—	36
Other	—	28	2	(22)	—	8

Net cash provided by (used in) operating activities	—	18	1	(16)	—	3

Investing activities
Proceeds from sale of assets	—	—	2	1	—	3
Additions to property, plant, and equipment	—	(1)	(3)	(2)	—	(6)

Net cash used in investing activities	—	(1)	(1)	(1)	—	(3)

Financing activities
Proceeds from debt	—	—	—	—	—	—

Net cash provided by (used in) financing activities	—	—	—	—	—	—
Effect of exchange rates on cash	—	—	—	—	—	—
Change in cash and cash equivalents	—	17	—	(17)	—	—
Cash and cash equivalents at beginning of period	—	19	—	51	—	70

Cash and cash equivalents at end of period	$—	$36	$—	$34	$—	$70

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2008

(Dollars in Millions)

	Parent	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated Total
Operating activities
Net (loss) income	$3	$7	$25	$27	$(59)	$3
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	—	3	3	3	—	9
Impairment of assets	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—
Deferred income taxes	—	(14)	—	10	—	(4)
Equity in income	(3)	(16)	(16)	(24)	59	—
Change in trade accounts receivable	—	1	(20)	(23)	—	(42)
Change in inventories	—	—	7	—	—	7
Change in other current operating assets	—	—	1	(2)	—	(1)
Change in other current operating liabilities	—	12	19	9	—	40
Change in other	—	30	(17)	(7)	—	6

Net cash (used in) provided by operating activities of continuing operations	—	23	2	(7)	—	18
Net cash provided by operating activities of discontinued operations	—	—	—	—	—	—

Net cash (used in) provided by operating activities	—	23	2	(7)	—	18

Investing activities
Proceeds from sale of assets	—	—	—	—	—	—
Additions to property, plant and equipment, net	—	—	(3)	(3)	—	(6)
Other investing activities	—	—	—	—	—	—

Net cash used in investing activities	—	—	(3)	(3)	—	(6)

Financing activities
Short-term debt, net	—	—	—	—	—	—
Payment of long-term debt	—	—	—	—	—	—
Capital contribution	—	—	—	—	—	—
Net transactions with Parent	—	—	—	—	—	—

Net cash provided by (used in) financing activities of continuing operations	—	—	—	—	—	—
Net cash used in financing activities of discontinued operations	—	—	—	—	—	—

Net cash provided by (used in) financing activities	—	—	—	—	—	—
Effect of exchange rates on cash	—	—	—	—	—	—
Change in cash and cash equivalents	—	23	(1)	(10)	—	12
Cash and cash equivalents at beginning of period	—	20	1	38	—	59

Cash and cash equivalents at end of period	$—	$43	$—	$28	$—	$71

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

Affinia is a global leader in the on and off-highway replacement products and services industry. We derive approximately 96% of our sales from this industry and, as a result, are not directly affected by the market cyclicality of the automotive original equipment manufacturers. Our broad range of brake, filtration, chassis products and other aftermarket products are sold in North America, Europe, South America, Asia and Africa.

We believe our key advantages as a leading on and off-highway replacement products and services company are a broad product offering, quality products, brand recognition (e.g., Wix and Raybestos), value-added services, and distribution and global sourcing capabilities. Due to these key advantages, we believe we hold the number one market position in North America in filtration products and in brake component sales and the number two market position in North America in chassis component sales. Additionally, we hold a significant presence in South America and Europe, which we believe is demonstrated by our number three position as a distributor of aftermarket parts in Brazil and our number one position in filtration products in Poland and a leader in various other countries. Among the value-added services we bring to our customers are a customer focused sales force, professional tech support, and e-cataloguing services to name a few. The value we bring to our customers has been recognized with numerous awards over the last several years. We believe that these key advantages strategically position us for growth in North America and globally.

Over the last several years, our brake products have experienced intensified competition from low cost offshore suppliers. To successfully compete in today’s global market-driven economy, Affinia is focused on becoming a world class global manufacturer and distributor of on and off highway replacement products and services. Our comprehensive global restructuring plan is designed to meet the changing environment. We have closed approximately 16 Brake facilities during the last three years and have shifted some of the manufacturing base to countries such as China, India and Mexico.

We are also focusing on expanding manufacturing capabilities globally to position our Company to take advantage of global growth opportunities. Currently, we have manufacturing and distribution operations in North America, South America and Europe and we also have joint ventures in Asia. In the future we plan to sell our broad product offering in the Asian markets and expand our manufacturing capabilities in Asia. The percentage of sales by geographic region for the first quarter of 2008 and 2007 is outlined in the charts below:

As shown in the charts above we have experienced growth in our international markets in 2008 in comparison to 2007. We continue to expand our global capabilities as we pursue our objective of becoming a world class on and off-highway replacement products and services company. We have made recent progress in meeting these globalization objectives.

•	We recently had the ground-breaking ceremony of our future Affinia site in India, which will produce friction products.

•

Our first filter manufacturing operation in Mexico was opened in the third quarter of 2007. During 2008 the manufacturing operation will be brought up to full capacity. This operation will serve markets in both North America and Central America.

•	We opened a new filter manufacturing plant in Ukraine on April 1, 2007 to help meet increased demand for filtration products in Eastern Europe.

•

In November 2007, we purchased certain assets of Brake Pro, Ltd., a Canadian company, including the Brake Pro brand name, which is a highly respected name in the heavy duty product market. This purchase expanded our presence in the global heavy duty brake market, and the Brake Pro line gives us a product offering for severe duty applications such as waste handling equipment, logging equipment, construction vehicles and transit applications. During the first quarter of 2008, we began manufacturing the Brake Pro products.

•

Prior to October of 2007, we used the Raybestos brand name under a licensing agreement. During the month of October 2007, we purchased the Raybestos brand name from Raybestos Products Company. With the purchase of this brand name, we have acquired one of the premier brand names in the aftermarket industry that we can now use on a variety of products throughout the world. We recently began leveraging the Raybestos name on a new product line of hub assemblies.

Restructuring Activity

In 2005, we announced two restructuring plans: (i) a restructuring plan that we announced at the beginning of 2005 as part of the Acquisition, also referred to herein as the acquisition restructuring and (ii) a restructuring plan that we announced at the end of 2005, also referred to herein as the comprehensive restructuring. We have completed the acquisition restructuring and we are in the third year of the comprehensive restructuring program. In April we announced the closure of the El Talar, Argentina brake products manufacturing facility. We expect the closure of this facility to be completed by the second quarter of 2008. This action is expected to result in the Company incurring pre-tax charges of approximately $8.9 million.

In connection with the comprehensive restructuring, we have recorded $105 million in restructuring costs to date. We recorded $23 million in 2005, $40 million in 2006, $38 million for 2007, and $4 million during the first three months of 2008. The charges relating to the first three months of 2008 were recorded in selling, general and administrative expense which consists of employee termination costs and other exit costs. Severance costs are being accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 112, “Employers’ Accounting for Postemployment Benefits — an amendment of FASB Statements No. 5 and 43.” We currently estimate that we will incur approximately $47 million more of cash and non-cash restructuring costs in 2008 and 2009, aggregating to $152 million of total cash and non-cash restructuring costs. There may be some small trailing liabilities that run into the beginning of 2009 depending on the progression of the plan and the sale of our facilities.

Critical Accounting Policies

The Company’s critical accounting policies are those related to asset impairment, inventories, revenue recognition, sales returns and rebates, estimated costs related to product warranties, pensions, income taxes, contingency reserves and restructuring expenses. These policies are more fully described in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The preparation of interim financial statements involves the use of certain estimates that are consistent with those used in the preparation of the annual financial statements.

Basis of Presentation

The On and Off-highway segment is comprised of the following operations: Filtration, Brake North America and Asia, Commercial Distribution South America, and Chassis. The Company also has two other reportable segments, which are Commercial Distribution Europe and Brake South America. In the Results of Operations tables below, we have identified in tabular format the revenue by product.

During the first quarter of 2008, we divided the reporting structure of our Brake products into Brake North America and Asia products and Brake South America products.

Results of Operations

Quarter Ended March 31, 2008 compared to the Quarter Ended March 31, 2007

The following table summarizes the consolidated results for the quarter ended March 31, 2008 and the consolidated results for the quarter ended March 31, 2007 (Dollars in Millions):

	Consolidated Quarter Ended March 31, 2007	Consolidated Quarter Ended March 31, 2008	Dollar Change	Percent Change
Net sales
Filtration products	178	183	5	3%
Brake North America and Asia products	157	149	(8)	(5)%
Commercial Distribution South America products	61	87	26	43%
Chassis products	36	37	1	3%

On and Off-Highway segment	432	456	24	6%
Commercial Distribution Europe segment	69	72	3	4%
Brake South America segment	7	7	—	N	M
Eliminations and other	(6)	(6)	—	N	M

Total net sales	502	529	27	5%
Cost of sales	(408)	(434)	(26)	(6)%

Gross profit	94	95	1	1%
Gross margin	19%	18%
Selling, general and administrative expenses(1)	(83)	(77)	6	7%
Selling, general and administrative expenses as a percent of sales	17%	15%

Operating profit (loss)
On and Off-Highway segment	24	27	3	13%
Commercial Distribution Europe segment	(2)	(1)	1	50%
Brake South America segment	(1)	(1)	—	N	M
Corporate and other	(10)	(7)	3	30%

Operating profit	11	18	7	64%
Operating margin	2%	3%
Other income, net	1	—	(1)	(100)%
Interest expense	(15)	(14)	1	7%

Income (loss) before income tax provision	(3)	4	7	233%
Income tax provision	—	1	1	NM	%

Net income (loss)	$(3)	$3	$6	200%

(1)	We recorded $8 million and $4 million of restructuring costs in selling, general and administrative expenses for the first quarter of 2007 and 2008, respectively.

NM (Not Meaningful)

Net sales. On and Off-Highway segment net sales increased in the first quarter of 2008 in comparison to the first quarter of 2007 due mainly to the increase in our Commercial Distribution South America product sales. The Commercial Distribution South America product operations are mainly comprised of our Brazilian operations. Our Brazilian operations sales increased in the first quarter due to currency translation gains and volume increases. The sales increased by $15 million due to the Brazilian Real increasing in strength against the U.S. Dollar. The Brazilian operation also had significant increases in volume in the first quarter due to favorable market conditions in their domestic aftermarket.

Filtration products sales increased in the first quarter of 2008 in comparison to the first quarter of 2007. A contributing factor to the increase in Filtration product sales was the strengthening of the Polish Zloty against the U.S. Dollar. Additionally, we opened a new facility in 2007 in Ukraine, which contributed $2 million to the increase in sales. Offsetting the increased sales in Ukraine and Poland were decreases in sales to traditional North America aftermarket customers due to soft domestic conditions.

Brake North America and Asia product sales decreased in the first quarter of 2008 in comparison to the first quarter of 2007. As planned, certain non profitable original equipment manufacturer and Comanufacturing (which is defined as buy and sell agreements between competitors) contracts have not been renewed thus reducing sales by $12 million. Partially, offsetting the decrease was a $3 million increase in original equipment supplier sales.

Chassis product sales increased by 3% in the first quarter of 2008 in comparison to the first quarter of the prior year due to the strengthening of the Canadian dollar against the U.S. Dollar.

Commercial Distribution Europe segment sales increased in the first quarter of 2008 in comparison to the first quarter of 2007 due to currency translation gains. The increase in sales can be attributed mainly to the Euro increasing in strength against the U.S. Dollar.

Cost of sales/Gross Margin. The gross margin for the first quarter of 2008 decreased to 18% from 19% in the first quarter of 2007. The comprehensive restructuring program has led to improved gross margins in our Brake North America and Asia products and Commercial Distribution Europe segment. However, more than offsetting these increases were higher costs related to freight, steel, and oil-based products.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the first quarter of 2008 decreased from the first quarter of 2007. During the first quarter of 2008, we had decreases in restructuring, advertising, and changeover expenses. Changeover refers to the conversion costs of new customers to our products. Aftermarket distributors typically source their product lines at a particular price point and product category with one “full-line” supplier, such as our company, which covers substantially all of their product requirements. Switching to a new supplier typically requires that a distributor or supplier make a substantial investment to purchase, or “changeover” to, the new supplier’s products.

Operating profit. Our operating profit increased in the first quarter of 2008 in comparison to the first quarter of 2007 due to the reduction of selling, general and administrative expenses. On and Off-Highway segment operating profit increased in the first quarter of 2008 in comparison to the first quarter of 2007 due to the sales volume increases in our Commercial Distribution South America products and the reduction in selling, general and administrative expenses. The Commercial Distribution Europe segment operating profit increased in the first quarter of 2008 in comparison to 2007 due to the improved gross margin, which was partially attributable to the improvements made in the comprehensive restructuring program. The Brake South America segment operating profit in the first quarter of 2008 remained at the same level as the 2007 first quarter.

Interest expense. Interest expense in 2008 decreased marginally in comparison to last year. Interest expense was slightly lower due to lower variable short term interest rates.

Income tax provision. The income tax provision for the first quarter of 2008 increased by $1 million in comparison to the first quarter of 2007. The increase in the tax provision was due to an increase in pre-tax income in 2008 from a pre-tax loss in 2007.

Net income (loss). Net income increased by $6 million in the first quarter of 2008 in comparison to the first quarter of 2007 due mainly to the reduction in selling, general and administrative expenses.

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

As of March 31, 2008, we had $597 million in aggregate indebtedness, with an additional $104 million of borrowing capacity available under our revolving credit facility, after giving effect to $21 million in outstanding letters of credit, which reduced the amount available. We had no amounts outstanding under our trade accounts receivable securitization program (the “Receivables Facility”) as of March 31, 2008 and December 31, 2007. The Receivables Facility provides for a maximum capacity of $100 million subject to certain adjustments. In addition, we had cash and cash equivalents of $59 million and $71 million as of December 31, 2007 and March 31, 2008, respectively.

We spent $6 million on capital expenditures during the first quarter of 2007 and 2008. Based on the current level of operations, the Company believes that cash flow from operations and available cash, together with available borrowings under its revolving credit facility and Receivables Facility, will be adequate to meet liquidity needs and restructuring plans and to fund planned capital expenditures.

Net cash provided by operating activities

Net cash provided by or used in operating activities for the three months ended March 31, 2007 and 2008 was a $3 million source of cash and an $18 million source of cash, respectively. There were significant changes in the following operating activities:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2008
Summary of significant changes in operating activities:
Net (loss) income	$(3)	$3
Change in accounts receivable	(23)	(42)
Change in inventories	(39)	7
Change in payables	18	19
Change in other operating assets	18	(1)

Subtotal	(29)	(14)

Other less significant changes in operating activities	32	32

Net cash provided by operating activities from cash flow statement	$3	$18

Trade accounts receivable – The change in accounts receivable was a higher use of cash in the first quarter of 2008 due partially to the higher sales in the first quarter of 2008.

Inventories – The change in inventories was a source of cash in 2008 as opposed to a use of cash in 2007. During the first quarter of 2007, inventory increased $39 million from December 31, 2006 due in part to the transition in the restructuring program. We built up inventory levels as we closed plants and transitioned production to other low cost sources. During the first quarter of 2008, we had no need to build inventory levels for further transitioning activities so we cut production levels in some of our domestic facilities in comparison to the first quarter of 2007.

Other operating assets – The change in other operating assets was a use of cash in 2008 compared to a source of cash in 2007. Other operating assets was a source of cash in the prior year primarily due to a payment received on a non trade receivable.

Net cash used in investing activities

Net cash used in investing activities for the three months ended March 31, 2007 and 2008 was $3 million and $6 million, respectively. We received $3 million of proceeds from sales of assets in the first three months of 2007, as compared to $0.2 million in 2008. The proceeds received in the first three months of 2007 mainly related to the sale of assets as part of the comprehensive restructuring plan. In addition, we spent $6 million on capital expenditures during the three months ended March 31, 2007 and March 31, 2008.

Net cash provided by or used in financing activities

For the three months ended March 31, 2007, and also for the three months ended March 31, 2008, there were no cash flows provided by or used in financing activities.

Senior credit facilities. Our senior credit facilities consist of a revolving credit facility and a term loan facility. Our revolving credit facility provides for loans in a total principal amount of up to $125 million and matures in 2010. Our term loan facility provides for up to $350 million of which $297 million is outstanding at March 31, 2008 and matures in 2011. Proceeds from the term loan were used to fund the Acquisition.

On November 30, 2004, in connection with the Acquisition, Affinia established financing arrangements with third-party lenders (the “lenders”) that provide senior credit facilities consisting of a revolving credit facility and a term loan facility that are unconditionally guaranteed by the parent, and certain domestic subsidiaries of Affinia (collectively, the “Guarantors”). The repayment of these facilities is secured by substantially all the assets of the Guarantors, including, but not limited to, a pledge of their capital stock and 65 percent of the capital stock of non-U.S. subsidiaries owned directly by the Guarantors. The revolving credit facility, which expires on November 30, 2010, provides for borrowings of up to $125 million through a syndicate of lenders. The revolving credit facility also includes borrowing capacity available for letters of credit. As of March 31, 2008, the Company had $21 million in outstanding letters of credit, none of which had been drawn against. There were no other amounts outstanding under the revolving credit facility at March 31, 2008. The term loan facility provided for a $350 million term loan with a maturity of seven years, of which $297 million was outstanding at March 31, 2008. On December 12, 2005, in connection with the comprehensive restructuring, certain provisions applicable to the senior credit facilities were amended.

The senior credit facilities, as amended, bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the lender's prime rate and (2) the federal funds rate plus one-half of 1% or (b) LIBOR rate determined by reference to the costs of funds for deposits in U.S. dollars for the interest period relevant to such borrowing adjusted for certain additional costs. The applicable margin for borrowings under the term loan facility is 2.00% with respect to base rate borrowings and 3.00% with respect to LIBOR borrowings. The applicable margin for borrowings under the revolving credit facility and the term loan facility may be reduced subject to our attaining certain leverage ratios or increased based on certain credit ratings as determined by Moody’s and Standard & Poor’s.

In addition to paying interest on the outstanding principal under the senior credit facilities, we are required to pay a commitment fee, which was less than $1 million in the first quarter of 2008, to the lenders under the revolving credit facility in respect of the unutilized commitments at a rate equal to 0.50% per annum. We also paid customary letter of credit fees.

The senior credit facilities contain a number of covenants that, among other things and subject to certain exceptions, restrict our ability, and the ability of our subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness (including our senior subordinated notes), pay certain dividends and distributions or repurchase our capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness (including our senior subordinated notes), and change the business conducted by us and our subsidiaries. In addition, the senior credit facilities contain the following financial covenants: a maximum total leverage ratio; a minimum interest coverage ratio; and a maximum capital expenditures limitation. As of March 31, 2008, we were in compliance with all of these covenants.

Our covenant compliance levels and ratios for the quarter ended March 31, 2008 are as follows:

	Covenant Compliance Level for the Quarter Ended March 31, 2008	Actual Ratios
Senior Credit Facilities
Minimum Adjusted EBITDA to cash interest ratio	2.25x	2.85x
Maximum net debt to Adjusted EBITDA ratio	4.00x	3.71x

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

The following table reconciles net income to EBITDA and Adjusted EBITDA (Dollars in Millions):

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2008
Net (loss) income	$(3)	$3
Interest expense	15	14
Depreciation and amortization	9	9
Income tax provision	—	1

EBITDA	21	27
Restructuring charges(a)	8	4
Other adjustments(b)	—	2

Adjusted EBITDA	$29	$33

(a)	In accordance with the terms of our senior credit facilities, EBITDA has been adjusted to exclude costs associated with restructuring, which are principally related to severance, asset write-downs and related exit costs. In 2005, we commenced our comprehensive restructuring plan that will mainly occur between 2006 and 2008.
(b)	Certain costs are allowed to be added back to EBITDA in accordance with the terms of our senior credit facilities.

Indenture. The indenture governing the senior subordinated notes limits Affinia’s (and most or all of our subsidiaries’) ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, use assets as security in other transactions and sell certain assets or merge with or into other companies. Subject to certain exceptions, Affinia and its restricted subsidiaries are permitted to incur additional indebtedness, including secured indebtedness, under the terms of the senior subordinated notes.

The indenture also uses EBITDA adjusted as permitted under the indenture to determine compliance with various covenants under the indenture.

Receivables facility. Our off-balance sheet receivables facility provides up to $100 million in funding based on availability of eligible receivables and satisfaction of other customary conditions. Under the receivables facility, receivables are sold by certain subsidiaries of our Company to a wholly-owned bankruptcy remote finance subsidiary of the Company, which transfers an undivided interest in the purchased receivables to a commercial paper conduit or its bank sponsor in exchange for cash.

Affinia as the receivables collection agent, services, administers and collects the receivables under the receivables purchase agreement for which it receives a monthly servicing fee at a rate of 1.00% per annum of the average daily outstanding balance of receivables. The receivables facility fees include a usage fee paid by the finance subsidiary, that varies based upon the Company’s leverage ratio as calculated under the senior credit facilities. Funded amounts under the receivables facility bear interest at a rate equal to the conduit’s pooled commercial paper rate plus the usage fee. At March 31, 2008, the usage fee margin for the receivables facility was 1.25% per annum of the amount funded. In addition, the finance subsidiary is required to pay a fee on the unused portion of the receivables facility that varies based upon the same ratio. At March 31, 2008, the fee was 0.50% per annum of the unused portion of the receivables facility.

Availability of funding under the receivables facility depends primarily upon the outstanding trade accounts receivable balance from time to time. Aggregate availability is determined by using a formula that reduces the gross receivables balance by factors that take into account historical default and dilution rates, obligor concentrations, average days outstanding and the costs of the facility. As of March 31, 2008, $243 million of our accounts receivable balance was considered eligible for financing under the program, of which approximately $68 million was available for funding. At March 31, 2008, we had no amount outstanding under this facility.

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

We are exposed to various market risks arising from changes in market rates and prices, such as currency exchange and interest rate fluctuation. Where necessary to minimize such risks we may enter into derivative transactions, however we do not enter into derivatives or other financial instruments for trading or speculative purposes.

Currency risk

We conduct business in North America, Europe, South America, Asia, and Africa. Although we manage our businesses in such a way as to reduce a portion of the risks associated with operating internationally, changes in currency exchange rates may adversely impact our results of operations and financial position.

The results of operations and financial position of each of our operations are measured in their respective local (functional) currency. Business transactions denominated in currencies other than an operation’s functional currency produce foreign exchange gains and losses, as a result of the re-measurement process, as described in SFAS No. 52, “Foreign Currency Translation.” To the extent that net monetary assets or liabilities denominated in a non-local currency are generated, changes in an entity’s functional currency exchange rate versus each currency in which an entity transacts business have a varying impact on an entity’s results of operations and financial position, as reported in functional currency terms. Therefore, for entities that transact business in multiple currencies, we seek to minimize the net amount of revenue or expense denominated in non-local currencies. However, in the normal course of conducting international business, some amount of non-local currency exposure will exist. Therefore, management monitors these exposures and engages in business activities or financial hedge transactions intended to mitigate the potential financial impact due to changes in the respective exchange rates.

The Company’s consolidated results of operations and financial position, as reported in U.S. dollars, are also affected by changes in currency exchange rates. The results of operations of non-U.S. dollar functional entities are translated into U.S. dollars for consolidated reporting purposes each period at the average currency exchange rate experienced during the period. To the extent that the U.S. dollar may appreciate or depreciate over time, the contribution of non-U.S. dollar denominated results of operations to the Company’s U.S. dollar reported consolidated earnings will vary accordingly. Therefore, local currency denominated revenue and expenses of our non-U.S. dollar functional operations may have a significant impact on the Company’s sales and, to a lesser extent, consolidated net income trends. In addition, a significant portion of the Company’s consolidated financial position is maintained at foreign locations and is denominated in functional currencies other than the U.S. dollar. These non-U.S. dollar denominated assets and liabilities are translated into U.S. dollars at each respective currency’s exchange rate then in effect at the end of each reporting period. The financial impact of the translation process is reflected within the other comprehensive income component of shareholder’s equity. Accordingly, the amounts shown in our consolidated shareholder’s equity account will fluctuate depending upon the cumulative appreciation or depreciation of the U.S. dollar versus each of the respective functional currencies in which the Company conducts business. Management seeks to mitigate the potential financial impact upon the Company’s consolidated results of operations due to exchange rate changes by engaging in business activities or may execute financial derivative transactions intended to mitigate specific transactional underlying currency exposures. We do not engage in activities solely intended to counteract the impact that changes in currency exchange rates may have upon the Company’s U.S. dollar reported statement of financial condition.

To date, our foreign currency exchange rate risk management efforts have primarily focused upon operationally managing the amount of net non-functional currency monetary assets or liabilities subject to the re-measurement process. In addition, we periodically execute short-term currency exchange rate forward contracts that are intended to mitigate the earnings impact related to the re-valuation of specific monetary assets or liabilities denominated in a currency other than a particular entity’s functional currency. At March 31, 2008, we had currency exchange rate derivatives with a notional value of $95.1 million and a net liability value of $0.3 million.

Interest rate risk

At March 31, 2008, the Company’s financial position included $297 million of variable rate debt outstanding. Therefore, a hypothetical immediate 1% increase of the average interest rate on this debt would increase the future annual interest expense related to these debt obligations by $3 million.

Under the provisions of the senior credit facilities with its banks, the Company is required to pay a fixed rate of interest on at least 40% of its debt, consisting of the aggregate obligations under the senior credit facility, our senior subordinated notes and any additional senior subordinated notes that might be issued in the future. At March 31, 2008, approximately 75% of the Company’s total debt obligations were fixed or effectively fixed-rate in nature.

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

As of March 31, 2008, the aggregate fair value of the interest rate swaps was a liability of $7.2 million. The potential loss in fair value of these swaps arising from a hypothetical immediate decrease in interest rates of 50 basis points is approximately $1.5 million.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 15a-5(c) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to information required to be included in our submissions and filings with the SEC. Management has concluded that as of March 31, 2008 the Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q present fairly, in all material respects, the Company's financial position, results of operations and cash flows for the period presented.

During the first quarter of 2008, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2007. The following describes legal proceedings, if any, that became reportable during the first three months of 2008, and amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such period.

On January 30, 2006, Parker-Hannifin Corporation (“Parker”) filed a complaint and request for preliminary injunction against Wix Filtration Corp. (“Wix”), which is a wholly owned subsidiary of Affinia, alleging patent infringement of four U.S. patents held by Parker. These patents cover an oil filter and fuel filter, designed for the Ford F-150 pickup truck, which Parker was selling to Wix for sale into the automotive aftermarket prior to the complaint date. On May 8, 2008, Wix and Parker entered into a settlement agreement pursuant to which Wix agreed, without admitting liability, to pay $3.5 million to Parker in three equal installments. The $3.5 million was accrued as of March 31, 2008. A copy of the settlement agreement is attached as Exhibit 10.1 hereto.

On April 20, 2006, Heritage Equity Group (“Heritage”) and Beck Arnley Worldparts Corporation (“Beck Arnley”) filed suit against Affinia in the Rutherford County Chancery Court for the State of Tennessee. The suit arises out of Affinia’s sale of Beck Arnley to Heritage and damages allegedly arising from a tax election which Affinia was required to make under the Purchase Agreement with Dana. On June 28, 2007, as part of a settlement agreement, Beck Arnley dismissed its suit in Tennessee and agreed to pay on the original loan and royalty on a modified basis. However, immediately after signing the settlement agreement, Beck Arnley refused to make payment and Affinia was forced to sue for default on the loan in Delaware. That suit, filed in October 2007 has been dismissed. The parties have entered into a settlement agreement as of March 2008. The settlement agreement increased amount of the loan, which is due from Beck Arnley, from $3 million to $3.4 million and interest will accrue annually initially at a rate of 10%.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.	Exhibits

(a)	Exhibits

(10.1)	Settlement Agreement, dated as of May 8, 2008, by and between Parker-Hannifin Corporation and Wix Filtration Corporation.

(31)	Certifications of Executive Officers pursuant to Rule 13a-14(a)

(32)	Certifications of Executive Officers pursuant to 18 U.S.C. Section 1350(b)

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

Date: May 9, 2008