Form 10-Q
period 2008-06-30
Affinia Group Intermediate Holdings Inc.
filed 2008-08-13
CIK 1328655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2008.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From to .

Commission File No. 333-128166-10

Affinia Group Intermediate Holdings Inc.

(Exact name of registrant as specified in its charter)

Delaware	34-2022081
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1101 Technology Drive, Ann Arbor, Michigan	48108
(Address of Principal Executive Offices)	(Zip Code)

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

There were 1,000 shares outstanding of the registrant’s common stock as of August 13, 2008 (all of which are privately owned and not traded on a public market).

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and other important factors include, among others: our substantial leverage; limitations on flexibility in operating our business contained in our debt agreements; pricing and import pressures; the shift in demand from premium to economy products; our dependence on our largest customers; changing distribution channels; increasing costs for manufactured components, raw materials, crude oil and energy; our ability to achieve cost savings from our restructuring; increased costs in imported products from China and other low cost sources; the consolidation of distributors; risks associated with our non-U.S. operations; product liability and customer warranty and recall claims; changes to environmental and automotive safety regulations; risk of impairment to intangibles and goodwill; risk of successful refinancing if required; non-performance by, or insolvency of, our suppliers or our customers; work stoppages or similar difficulties could significantly disrupt our operations, and other labor disputes; challenges to our intellectual property portfolio; and our exposure to a recession. Additionally, there may be other factors that could cause our actual results to differ materially from the forward-looking statements.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Affinia Group Intermediate Holdings Inc.

Unaudited Condensed Consolidated Balance Sheets

(Dollars in Millions)

	December 31, 2007	June 30, 2008
Assets
Current assets:
Cash and cash equivalents	$59	$63
Trade accounts receivable, less allowances of $4 million in 2007 and 2008	361	446
Inventories, net	506	499
Other current assets	44	75

Total current assets	970	1,083
Property, plant and equipment, net	183	187
Goodwill	30	27
Other intangible assets, net	164	159
Deferred financing costs	15	13
Deferred income taxes	74	79
Investments and other assets	21	22

Total assets	$1,457	$1,570

Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$240	$305
Other accrued expenses	134	171
Accrued payroll and employee benefits	27	32

Total current liabilities	401	508
Long-term debt	597	597
Deferred employee benefits and other non-current liabilities	25	23

Total liabilities	1,023	1,128
Minority interest in consolidated subsidiaries	2	—
Contingencies and commitments
Common stock, $.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Additional paid in-capital	408	408
Accumulated deficit	(34)	(49)
Accumulated other comprehensive income	58	83

Shareholder’s equity	432	442

Total liabilities and shareholder’s equity	$1,457	$1,570

The accompanying notes are an integral part of the

unaudited condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Unaudited Condensed Consolidated Statements of Operations

(Dollars in Millions)

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2008	Six Months Ended June 30, 2007	Six Months Ended June 30, 2008
Net sales	$574	$603	$1,076	$1,132
Cost of sales	(477)	(503)	(885)	(937)

Gross profit	97	100	191	195
Selling, general, and administrative expenses	(79)	(98)	(162)	(175)
Loss on disposition of affiliate	—	(1)	—	(1)

Operating profit	18	1	29	19
Other income, net	2	1	3	1
Interest expense	(15)	(14)	(30)	(28)

Income (loss) before income tax provision, equity income and minority interest	5	(12)	2	(8)
Income tax provision	1	6	1	7
Equity in income, net of tax	—	—	—	—
Minority interest, net of tax	—	—	—	—

Net (loss) income	$4	$(18)	$1	$(15)

The accompanying notes are an integral part of the

unaudited condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in Millions)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2008
Operating activities
Net income (loss)	$1	$(15)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	16	17
Stock-based compensation	1	—
Loss on disposition of affiliate	—	1
Provision for deferred income taxes	(12)	(4)
Change in trade accounts receivable	(75)	(74)
Change in inventories	(32)	19
Change in other current operating assets	16	(28)
Change in other current operating liabilities	30	95
Change in other	30	—

Net cash provided by (used in) operating activities	(25)	11

Investing activities
Proceeds from sales of assets	6	1
Proceeds from sales of affiliates	—	6
Investment in affiliate	—	(3)
Additions to property, plant and equipment	(14)	(12)

Net cash used in investing activities	(8)	(8)

Financing activities
Proceeds from debt	10	—

Net cash provided by financing activities	10	—
Effect of exchange rate changes on cash	(3)	1
Change in cash and cash equivalents	(26)	4
Cash and cash equivalents at beginning of the period	70	59

Cash and cash equivalents at end of the period	$44	$63

Supplemental cash flows information
Cash paid during the period for:
Interest	$27	$26
Income taxes	$8	$17

The accompanying are an integral part of the

unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business

Affinia Group Inc. (“Affinia”) is a global leader in the on and off-highway replacement products and services industry. We derive approximately 96% of our sales from this industry and, as a result, are not directly affected by the market cyclicality of the automotive original equipment manufacturers. Our broad range of brake, filtration, chassis and other products are sold in North America, Europe, South America, Asia, Australia and Africa. Our brands include WIX®, Raybestos®, McQuay-Norris®, Nakata®, Filtron®, BrakePro® and Quinton Hazell®. Additionally, we provide private label offerings for NAPA®, CARQUEST®, ACDelco®, and other customers; together with co-branded offerings for Federated Auto Parts and Automotive Distribution Network. Affinia is wholly-owned by Affinia Group Intermediate Holdings Inc., which, in turn, is wholly-owned by Affinia Group Holdings Inc., a company controlled by affiliates of The Cypress Group L.L.C. (“Cypress”).

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

Note 3. New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60” (“SFAS No. 163”). SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS No. 163 also clarifies how Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. SFAS No. 163 requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of SFAS No. 163 will improve the quality of information provided to users of financial statements. SFAS No. 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is assessing what impact, if any, adoption of this statement would have on its consolidated financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS No. 162 is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is assessing what impact, if any, adoption of this statement would have on its consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS No. 133 and their effect on the entity’s financial position, financial performance and cash flows. The provisions of SFAS No. 161 are effective as of the beginning of our 2009 fiscal year. The Company is assessing what impact, if any, adoption of this statement would have on its consolidated financial position, results of operations and cash flows.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new guidance is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value within United States generally accepted accounting principles, and expands disclosures about fair value measurements. Adoption is required for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, the FASB deferred the effective date of SFAS No. 157, until the beginning of our 2009 fiscal year, as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis. We adopted SFAS No. 157 for financial assets and liabilities at the beginning of our 2008 fiscal year and our adoption did not have a material effect on our consolidated financial position, results of operations or cash flows. The adoption of SFAS No. 157 for nonfinancial assets and liabilities in 2009 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Our financial assets and liabilities consist of interest rate swaps and currency forward contracts. The fair value measurement of derivatives is based upon Level 2 inputs consisting of observable current market data as applicable to determine market rates of similar assets and liabilities. Many of our derivative contracts are valued utilizing publicly available pricing data of contracts with similar terms. In other cases, the contracts are valued using current spot market data adjusted for the appropriate current forward curves provided by external financial institutions. We enter into hedging transactions with banking institutions that have strong credit ratings, and thus the credit risk associated with these contracts is not considered significant. Our Level 2 derivatives are a net liability of $5 million as of June 30, 2008.

Note 4. Inventories, net

Inventories, net consist of the following (Dollars in Millions):

	At December 31, 2007	At June 30, 2008
Raw materials	$110	$118
Work-in-process	33	31
Finished goods	418	400
Reserve	(55)	(50)

	$506	$499

Note 5. Comprehensive Income

The elements of comprehensive income are presented in the following table (Dollars in Millions):

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2008	Six Months Ended June 30, 2007	Six Months Ended June 30, 2008
Net (loss) income	$4	$(18)	$1	$(15)
Interest rate swap, net of tax	—	2	—	—
Change in foreign currency translation adjustments, net of tax	9	12	13	25

Comprehensive income	$13	$(4)	$14	$10

Note 6. Goodwill

The following table summarizes goodwill activity, which is related to the On and Off-Highway segment for the first six months of 2008 (Dollars in Millions):

Six Months Ended June 30, 2008
Balance at December 31, 2007	$30
Tax benefit reduction	(5)
Acquisition	2

Balance at June 30, 2008	$27

In accordance with SFAS No. 109, “Accounting for Income Taxes,” the tax benefit for the excess of tax-deductible goodwill over the reported amount of goodwill is applied to first reduce the goodwill. The tax benefit for the excess of tax deductible goodwill will reduce reported goodwill by approximately $2 million in each quarter of 2008. Once the reported amount of goodwill is reduced to zero, the remaining tax benefit reduces the basis of the intangible assets. Any remaining tax benefit reduces the income tax provision. During the second quarter of 2008, we purchased the remaining 40% interest in Wix Helsa Company. The purchase price exceeded the fair value of the assets and the liabilities acquired by approximately $2 million, which was recorded to goodwill.

Note 7. Commitments and Contingencies

At June 30, 2008, the Company had purchase commitments for property, plant and equipment of approximately $3 million.

A reconciliation of the changes in our return reserves is as follows (Dollars in Millions):

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2008
Beginning balance	$18	$20
Amounts charged to expense	29	31
Returns processed	(28)	(29)

	$19	$22

Note 8. Income Taxes

The total amount of unrecognized tax benefits as of December 31, 2007 and June 30, 2008 was $2 million, and if recognized, would affect the effective tax rate. The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties as part of the income tax provision. As of June 30, 2008 the Company’s accrual for interest and penalties was less than $1 million. The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. For jurisdictions in which the Company transacts significant business, tax years ended December 31, 2004 and later remain subject to examination by tax authorities. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

The income tax provision was $6 million and $1 million for the second quarter of 2008 and 2007, respectively. While the tax provision increased by $5 million, the income before tax decreased by $17 million in the second quarter of 2008 in comparison to the second quarter of 2007. During the second quarter of 2008, a higher tax valuation allowance was recorded due to losses in Spain and Belgium. Additionally, the tax provision increased due to certain international restructuring activities. The effective tax rate on ordinary income, which excludes the valuation entity losses and restructuring activities, was similar for both 2008 and 2007. The income tax provision was $7 million and $1 million for the first six months of 2008 and 2007, respectively. The increase was also due to the higher tax valuation and certain international tax restructuring activities.

Note 9. Legal Proceedings

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

On April 20, 2006, Heritage Equity Group (“Heritage”) and Beck Arnley Worldparts Corporation (“Beck Arnley”) filed suit against Affinia in the Rutherford County Chancery Court for the State of Tennessee. The suit arose out of Affinia’s sale of Beck Arnley to Heritage and damages allegedly that arose from a tax election which Affinia was required to make under the Purchase Agreement with Dana. On June 28, 2007, as part of a settlement agreement, Beck Arnley dismissed its suit in Tennessee and agreed to pay the original loan and royalty on a modified basis. However, immediately after signing the settlement agreement, Beck Arnley refused to make payment and Affinia was forced to sue for default on the loan in Delaware. That suit, filed in October 2007 has been dismissed. The parties entered into a settlement agreement as of March 2008. The settlement agreement increased the amount of the loan, which is due from Beck Arnley, from $3 million to $3.4 million and provided for interest to accrue annually initially at a rate of 10%. During the second quarter of 2008, Uni-Select Inc. purchased Beck Arnley. As part of that purchase, the full outstanding amount of the loan was paid to Affinia.

On December 12, 2007, Visteon Corporation filed suit in state court in Wayne County, Michigan against Affinia and various Wix legal entities for contribution to a claim that Visteon Corporation settled with Ford Motor Company related to the recall of allegedly defective air filters sold by Wix. Affinia believes that it has a number of legal and factual defenses available to it and intends to vigorously defend itself in this matter. The suit claimed $10 million in damages; however, given the unclear nature of Visteon’s settlement with Ford over several matters that lead to this damage claim, the possible exposure is not reasonably estimable at this time.

On March 31, 2008 a class action lawsuit was filed by S&E Quick Lube Distributors, Inc. of Utah against several auto parts manufacturers for allegedly conspiring to fix prices for replacement oil, air, fuel and transmission filters. Several auto parts companies are named as defendants, including Champion Laboratories, Inc., Purolator Filters NA LLC, Honeywell International Inc,

Wix Filtration Products, Cummins Filtration Inc., Donaldson Company, Baldwin Filters Inc., Bosch USA., Mann + Hummel USA Inc., Arvinmeritor Inc. and United Components Inc. The lawsuit was filed in US District Court for the District of Connecticut and seeks damages and injunctive relief on behalf of a nationwide class of direct purchasers of filters. Since this initial complaint was filed, over 30 “tag-along” suits have been filed in various jurisdictions. As a result, the case has been sent to the Joint Panel for Multidistrict Litigation and will be consolidated in one court. Affinia believes that Wix did not have significant sales in this particular market so we expect any potential exposure to be immaterial.

The Company has various accruals for civil, environmental, product liability and other costs. If there is a range of equally probable outcomes, we accrue the lower end of the range. The Company has $3 million and $4 million accrued as of December 31, 2007 and June 30, 2008. There are no recoveries expected from third parties.

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

In the second quarter of 2008, we announced the closure of our water pump manufacturing facility in Barcelona, Spain and our brake manufacturing facilities in Dallas, TX; Litchfield, IL; and Milton, ON. Our Barcelona facility is expected to close by the end of 2008 and the Dallas and Milton facilities are expected to close by the end of the first quarter of 2009 with the Litchfield facility closing coming shortly thereafter. These actions are expected to result in the Company incurring pre-tax charges of approximately $32.5 million of which $17 million was recorded in the second quarter of 2008. The following chart summarizes the timing of the comprehensive restructuring activity to date:

Facility	Closure Announcement Date	Date Closed
Southampton (UK)	December 2005	2nd Qtr. 2006
Erie (PA)	March 2006	4th Qtr. 2006
North East (PA)	March 2006	4th Qtr. 2006
McHenry (IL)	March 2006	4th Qtr. 2006
St. Catharines (ON, Canada)	June 2006	4th Qtr. 2006
Cambridge (ON, Canada)	September 2006	1st Qtr. 2007
Cuba (MO)	October 2006	2nd Qtr. 2007
Mississauga (ON, Canada)	November 2006	4th Qtr. 2006
Sudbury (ON, Canada)	March 2007	2nd Qtr. 2007
Mishawaka (IN)	October 2007	2nd Qtr. 2008
El Talar (Argentina)	April 2008	2nd Qtr. 2008
Barcelona (Spain)	May 2008	Open
Litchfield (IL)	June 2008	Open
Dallas (TX)	June 2008	Open
Milton (ON, Canada)	June 2008	Open

In other comprehensive restructuring activity, we announced our intent to sell our Waupaca (WI) facility. In addition, Quinton Hazell Automotive Limited (a UK subsidiary) entered into a warehousing and distribution agreement with Caterpillar Logistics Services (UK) Limited in 2006. The transition to the new warehousing and distribution center occurred during the second and third quarters of 2007. In October 2007, we finalized the sale of the Nuneaton (UK) distribution facility.

In connection with the comprehensive restructuring, we have recorded $130 million in restructuring costs to date. We recorded $23 million in 2005, $40 million in 2006, $38 million for 2007, and $29 million during the first six months of 2008. The charges relating to the first six months of 2008 were recorded in selling, general and administrative expense, which consists of employee termination costs and other exit costs. Severance costs are being accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 112, “Employers’ Accounting for Postemployment Benefits — an amendment of FASB Statements No. 5 and 43.” We currently estimate that we will incur approximately $22 million more of cash and non-cash restructuring costs in 2008 and 2009, aggregating to $152 million of total cash and non-cash restructuring costs.

The following summarizes the restructuring charges and activity for all the Company’s restructuring programs (Dollars in Millions):

Balance at December 31, 2007	$10
Charges to expense:
Employee termination benefits	24
Other expenses	5

Total restructuring expenses	29
Cash payments and asset write-offs:
Cash payments	(12)
Asset retirements and other	(4)

Balance at June 30, 2008	$23

At June 30, 2008, $23 million of restructuring charges remained in other accrued liabilities, relating to wage and healthcare continuation for severed employees and other termination costs. These remaining benefits are expected to be paid during 2008 and 2009.

Note 11. Segment and Geographic Information

The Filtration segment, Brake North America and Asia segment, Commercial Distribution South America segment, and the Chassis segment have been aggregated into one reportable business segment, which is the On and Off-Highway segment. The products, customer base, distribution channel, manufacturing process, procurement, and economic characteristics are similar throughout these operations. The Company also has two other reportable segments, which are Commercial Distribution Europe and Brake South America. Segment net sales, operating profit, total assets, depreciation and capital expenditures were as follows (Dollars in Millions):

	Net Sales
	Three Months Ended June 30, 2007	Three Months Ended June 30, 2008	Six Months Ended June 30, 2007	Six Months Ended June 30, 2008
On and Off-Highway segment	$500	$526	$932	$982
Commercial Distribution Europe segment	74	74	143	146
Brake South America segment	7	9	14	16
Corporate, eliminations and other	(7)	(6)	(13)	(12)

	$574	$603	$1,076	$1,132

	Operating Profit
	Three Months Ended June 30, 2007	Three Months Ended June 30, 2008	Six Months Ended June 30, 2007	Six Months Ended June 30, 2008
On and Off-Highway segment	$29	$27	$53	$54
Commercial Distribution Europe segment	(1)	(12)	(3)	(13)
Brake South America segment	(2)	(6)	(3)	(7)
Corporate, eliminations and other	(8)	(8)	(18)	(15)

	$18	$1	$29	$19

	Total Assets
	December 31, 2007	June 30, 2008
On and Off-Highway segment	$1,186	$1,309
Commercial Distribution Europe segment	156	163
Brake South America segment	17	14
Corporate, eliminations and other	98	84

	$1,457	$1,570

	Depreciation and Amortization
	Three Months Ended June 30, 2007	Three Months Ended June 30, 2008	Six Months Ended June 30, 2007	Six Months Ended June 30, 2008
On and Off-Highway segment	$4	$5	$9	$10
Commercial Distribution Europe segment	1	—	2	1
Brake South America segment	—	—	—	—
Corporate, eliminations and other	2	3	5	6

	$7	$8	$16	$17

	Capital Expenditures
	Three Months Ended June 30, 2007	Three Months Ended June 30, 2008	Six Months Ended June 30, 2007	Six Months Ended June 30, 2008
On and Off-Highway segment	$6	$4	$11	$9
Commercial Distribution Europe segment	1	1	1	1
Brake South America segment	1	—	1	1
Corporate, eliminations and other	—	1	1	1

	$8	$6	$14	$12

Net sales by geographic region were as follows (Dollars in Millions):

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2008	Six Months Ended June 30, 2007	Six Months Ended June 30, 2008
United States	$316	$316	$594	$592
Canada	53	42	100	76
Brazil	72	94	130	179
Other Countries	133	151	252	285

	$574	$603	$1,076	$1,132

Long-lived assets by geographic region were as follows (Dollars in Millions):

	December 31, 2007	June 30, 2008
United States	$293	$283
Canada	18	15
Brazil	7	7
Other Countries	74	81

	$392	$386

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

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2008	Six Months Ended June 30, 2007	Six Months Ended June 30, 2008
Filtration products	$189	$197	$367	$380
Brake North America and Asia products	196	191	353	340
Commercial Distribution South America products	75	97	136	184
Commercial Distribution European products	74	74	143	146
Chassis products	40	41	76	78
Brake South America products	7	9	14	16
Corporate, eliminations and other	(7)	(6)	(13))	(12)

	$574	$603	$1,076	$1,132

Note 12. Stock Option Plans

On July 20, 2005, we adopted a stock incentive plan with a maximum of 227,000 shares of common stock subject to awards. As of June 30, 2008, 205,219 shares had been awarded, which included 58,150 vested shares and 147,069 unvested shares. Additionally, at June 30, 2008 there were 21,781 shares available for future stock option grants. Each option expires August 1, 2015. One-half of the options vest based on the performance of the Company and the remaining portion vests at the end of each year ratably over the period from the year of the grant until December 31, 2009. The exercise price is $100 per option.

We account for our employee stock options under the fair value method of accounting using a Black-Scholes model to measure stock-based compensation expense at the date of grant. Dividend yields were not a factor because there were no cash dividends declared during 2007 and the first six months of 2008. Our weighted-average Black-Scholes fair value assumptions include:

	2007	2008
Weighted-average effective term	5.5 years	5.4 years
Weighted-average risk free interest rate	4.39%	4.38%
Weighted-average expected volatility	39.6%	39.8%
Weighted-average fair value of options (Dollars in millions)	$6	$6

The fair value of the stock option grants is amortized to expense over the vesting period. The Company reduces the overall compensation expense by a turnover rate consistent with historical trends. Stock-based compensation expense, which was recorded in selling, general and administrative expenses, and related income tax benefits were less than $1 million for each of the six month periods ending June 30, 2007 and 2008. A summary of our stock-based compensation activity for the quarter ended June 30, 2008 is presented below:

Outstanding at December 31, 2006	149,260
Granted	82,050
Forfeited/expired	(13,800)

Outstanding at December 31, 2007	217,510
Granted	2,500
Forfeited/expired	(14,791)

Balance at June 30, 2008	205,219

Note 13. Acquisitions and Disposals of Business

On June 30, 2008, Affinia entered into a Shares Transfer Agreement with Mr. Zhang Haibo for the purchase by Affinia of 85% of the equity interests (the “Acquired Shares”) in HBM Investment Limited (“HBM”). HBM is the sole owner of Longkou Haimeng Machinery Company Limited, a drum and rotor manufacturing company located in Longkou City, China. Affinia has agreed to pay $49.2 million for the Acquired Shares, subject to satisfaction of certain conditions precedent and certain post-closing purchase price adjustments. The transaction is expected to be completed in the third quarter of 2008.

In April 2008, we completed the purchase of the remaining 40% interest in Wix Helsa Company. The purchase price of $2.5 million exceeded the fair value of the assets and the liabilities by approximately $2 million, which was recorded to goodwill.

In April 2008, we completed the sale of our Quinton Hazell Belgium business to Kuhne Automotive B.V (“Kuhne”) for total consideration of $3 million. The sale covered substantially all of the Quinton Hazell Belgium business. The sale included $4 million in assets and less than $1 million in liabilities. This transaction resulted in a loss of $1 million and was recorded within selling, general and administrative expenses on the statement of operations for the second quarter of 2008. Products previously sold by the Quinton Hazell Belgium business will prospectively be sold to Kuhne from our other European businesses. Since the related cash flows previously generated from the Belgian operations will be replaced by these other European businesses, this sale did not constitute a discontinued operation. Through the date of sale, Quinton Hazell Belgium is included in the Commercial Distribution Europe segment.

Included within the proceeds from affiliates on our cash flow statement is $3 million from the above described sale of our Belgian operations and $3 million for the collection on a note relating to the March 31, 2005 sale of our former subsidiary Beck Arnley.

Note 14. Financial Information for Guarantors and Non-Guarantors

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

The following unaudited information presents Condensed Consolidating Statements of Operations for the three months and six months ended June 30, 2007 and 2008, Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2007 and 2008 and Condensed Consolidating Balance Sheets as of December 31, 2007 and June 30, 2008 to arrive at the information for the Company on a consolidated basis. Other separate financial statements and other disclosures concerning the Parent and the Guarantors are not presented because management does not believe that such information is material to investors.

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

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor

Condensed Consolidating Balance Sheet

June 30, 2008

(Dollars in Millions)

	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$40	$—	$23	$—	$63
Accounts receivable	—	36	216	194	—	446
Inventories	—	—	273	226	—	499
Other current assets	—	17	2	56	—	75

Total current assets	—	93	491	499	—	1,083
Investments and other assets	—	248	28	24	—	300
Intercompany investments	442	1,081	417	322	(2,262)	—
Intercompany receivables	—	(293)	236	57	—	—
Property, plant and equipment, net	—	10	88	89	—	187

Total assets	$442	$1,139	$1,260	$991	$(2,262)	$1,570

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$14	$157	$134	$—	$305
Accrued payroll and employee benefits	—	10	6	16	—	32
Other accrued liabilities	—	53	41	77	—	171

Total current liabilities	—	77	204	227	—	508
Deferred employee benefits and noncurrent liabilities	—	8	—	15	—	23
Long-term debt	—	597	—	—	—	597

Total liabilities	—	682	204	242	—	1,128
Minority interest in consolidated subsidiaries	—	—	—	—	—	—
Shareholder’s equity	442	457	1,056	749	(2,262)	442

Total liabilities and equity	$442	$1,139	$1,260	$991	$(2,262)	$1,570

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2007

(Dollars in Millions)

	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$325	$330	$(81)	$574
Cost of sales	—	—	(260)	(298)	81	(477)

Gross profit	—	—	65	32	—	97
Selling, general and administrative expenses	—	(9)	(38)	(32)	—	(79)

Operating (loss) profit	—	(9)	27	—	—	18
Other income (loss), net	—	10	(10)	2	—	2
Interest expense	—	(15)	—	—	—	(15)

(Loss) income before taxes and minority interest	—	(14)	17	2	—	5
Income tax (benefit) provision	—	(2)	—	3	—	1

(Loss) income from continuing operations	—	(12)	17	(1)	—	4
Equity interest in income, net of tax	4	18	8	18	(48)	—

Net income (loss)	$4	$6	$25	$17	$(48)	$4

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2007

(Dollars in Millions)

	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$614	$619	$(157)	$1,076
Cost of sales	—	—	(481)	(561)	157	(885)

Gross profit	—	—	133	58	—	191
Selling, general and administrative expenses	—	(19)	(76)	(67)	—	(162)

Operating (loss) profit	—	(19)	57	(9)	—	29
Other income (loss), net	—	19	(19)	3	—	3
Interest expense	—	(30)	—	—	—	(30)

(Loss) income before taxes and minority interest	—	(30)	38	(6)	—	2
Income tax (benefit) provision	—	(4)	—	5	—	1

(Loss) income from continuing operations	—	(26)	38	(11)	—	1
Equity interest in income, net of tax	1	32	9	23	(65)	—

Net income (loss)	$1	$6	$47	$12	$(65)	$1

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2008

(Dollars in Millions)

	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$314	$376	$(87)	$603
Cost of sales	—	—	(249)	(341)	87	(503)

Gross profit	—	—	65	35	—	100
Selling, general and administrative expenses	—	(6)	(42)	(50)	—	(98)
Loss on disposition of affiliate	—	—	—	(1)	—	(1)

Operating (loss) profit	—	(6)	23	(16)	—	1
Other income (loss), net	—	7	(7)	1	—	1
Interest expense	—	(14)	—	—	—	(14)

(Loss) income before taxes and minority interest	—	(13)	16	(15)	—	(12)
Income tax (benefit) provision	—	(2)	—	8	—	6

(Loss) income from continuing operations	—	(11)	16	(23)	—	(18)
Equity interest in income, net of tax	(18)	2	(17)	11	22	—

Net (loss) income	$(18)	$(9)	$(1)	$(12)	$22	$(18)

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2008

(Dollars in Millions)

	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$591	$695	$(154)	$1,132
Cost of sales	—	—	(469)	(622)	154	(937)

Gross profit	—	—	122	73	—	195
Selling, general and administrative expenses	—	(11)	(83)	(81)	—	(175)
Loss on disposition of affiliate	—	—	—	(1)	—	(1)

Operating (loss) profit	—	(11)	39	(9)	—	19
Other income (loss), net	—	14	(14)	1	—	1
Interest expense	—	(28)	—	—	—	(28)

(Loss) income before taxes and minority interest	—	(25)	25	(8)	—	(8)
Income tax (benefit) provision	—	(5)	—	12	—	7

(Loss) income from continuing operations	—	(20)	25	(20)	—	(15)
Equity interest in income, net of tax	(15)	18	(1)	35	(37)	—

Net (loss) income	$(15)	$(2)	$24	$15	$(37)	$(15)

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2007

(Dollars in Millions)

	Parent	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated Total
Operating activities
Net income (loss)	$1	$6	$47	$12	$(65)	$1
Adjustments to reconcile net income (loss) from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	—	5	6	5	—	16
Stock-based compensation	—	1	—	—	—	1
Provision for deferred income taxes	—	(6)	—	(6)	—	(12)
Change in current assets and liabilities:
Equity in income	(1)	(32)	(9)	(23)	65	—
Trade accounts receivable	—	—	(33)	(42)	—	(75)
Inventories	—	—	(23)	(9)	—	(32)
Other operating assets	—	26	1	(11)	—	16
Other operating liabilities	—	(39)	21	48	—	30
Other	—	25	(5)	10	—	30

Net cash provided by (used in) operating activities	—	(14)	5	(16)	—	(25)

Investing activities
Proceeds from sale of assets	—	—	2	4	—	6
Additions to property, plant, and equipment	—	(1)	(7)	(6)	—	(14)

Net cash used in investing activities	—	(1)	(5)	(2)	—	(8)

Financing activities
Proceeds from debt	—	10	—	—	—	10

Net cash provided by (used in) financing activities	—	10	—	—	—	10
Effect of exchange rates on cash	—	—	—	(3)	—	(3)
Change in cash and cash equivalents	—	(5)	—	(21)	—	(26)
Cash and cash equivalents at beginning of period	—	19	—	51	—	70

Cash and cash equivalents at end of period	$—	$14	$—	$30	$—	$44

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2008

(Dollars in Millions)

	Parent	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated Total
Operating activities
Net (loss) income	$(15)	$(2)	$24	$15	$(37)	$(15)
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	—	6	6	5	—	17
Stock-based compensation	—	—	—	—	—	—
Loss on disposition of affiliate	—	—	—	1	—	1
Deferred income taxes	—	(16)	—	12	—	(4)
Equity in income	15	(18)	1	(35)	37	—
Change in trade accounts receivable	—	(7)	(40)	(27)	—	(74)
Change in inventories	—	—	25	(6)	—	19
Change in other current operating assets	—	(2)	—	(26)	—	(28)
Change in other current operating liabilities	—	2	43	50	—	95
Change in other	—	55	(51)	(4)	—	—

Net cash (used in) provided by operating activities of continuing operations	—	18	8	(15)	—	11
Net cash provided by operating activities of discontinued operations	—	—	—	—	—	—

Net cash (used in) provided by operating activities	—	18	8	(15)	—	11

Investing activities
Proceeds from sale of assets	—	—	—	1	—	1
Proceeds from sale of affiliates	—	3	—	3	—	6
Investment in affiliate	—	—	(3)	—	—	(3)
Additions to property, plant and equipment, net	—	(1)	(6)	(5)	—	(12)

Net cash used in investing activities	—	2	(9)	(1)	—	(8)

Financing activities
Short-term debt, net	—	—	—	—	—	—
Net transactions with Parent	—	—	—	—	—	—

Net cash provided by (used in) financing activities of continuing operations	—	—	—	—	—	—
Net cash used in financing activities of discontinued operations	—	—	—	—	—	—

Net cash provided by (used in) financing activities	—	—	—	—	—	—
Effect of exchange rates on cash	—	—	—	1	—	1
Change in cash and cash equivalents	—	20	(1)	(15)	—	4
Cash and cash equivalents at beginning of period	—	20	1	38	—	59

Cash and cash equivalents at end of period	$—	$40	$—	$23	$—	$63

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

Affinia is a global leader in the on and off-highway replacement products and services industry. We derive approximately 96% of our sales from this industry and, as a result, are not directly affected by the market cyclicality of the automotive original equipment manufacturers. Our broad range of brake, filtration, chassis products and other products are sold in North America, Europe, South America, Asia, Australia and Africa.

We believe our key advantages as a leading on and off-highway replacement products and services company are a broad product offering, quality products, brand recognition (e.g., Wix and Raybestos), value-added services, and distribution and global sourcing capabilities. Due to these key advantages, we believe we hold the number one market position in North America in filtration products and in brake product sales and the number two market position in North America in chassis product sales. Additionally, we hold a significant presence in South America and Europe, which we believe is demonstrated by our number three position as a distributor of aftermarket products in Brazil, our number one position in filtration products in Poland and a leader in various other countries. Among the value-added services we bring to our customers are a customer focused sales force, professional tech support, and e-cataloguing services to name a few. The value we bring to our customers has been recognized with numerous awards over the last several years. We believe that these key advantages strategically position us for growth in North America and globally.

Over the last several years, our brake products have experienced intensified competition from low cost offshore suppliers. To successfully compete in today’s global market-driven economy, Affinia is focused on becoming a world class global manufacturer and distributor of on and off highway replacement products and services. Our comprehensive global restructuring plan is designed to meet the changing environment. We have closed approximately 16 Brake facilities during the last three years and have shifted some of our manufacturing base to countries such as China, India and Mexico.

Our broad range of raw materials includes steel and steel-related components. Global demand for steel and other raw materials has grown at an extraordinary pace driven largely by market development in China, Brazil, Russia, and India, as well as Europe in general. As a result of these increases in demand and global pressures, steel prices have increased approximately 116% over the last two quarters. Our raw material costs, sourced product and freight costs have also increased due to the increase in fuel and energy costs. Crude oil prices per barrel increased by approximately 98% since June 30, 2007. To mitigate these increased costs we announced selling price increases during the second quarter. However, the full benefit of these price increases will not take full effect until the last half of 2008.

We are focusing on expanding manufacturing capabilities globally to position us to take advantage of global growth opportunities. Currently, we have manufacturing and distribution operations in North America, South America and Europe and we also have joint ventures in India. We recently announced that we have entered into a Shares Transfer Agreement to purchase a controlling interest in HBM Investment Limited (“HBM”), a Hong Kong company. HBM owns one of the world’s largest drum and rotor manufacturing companies, Longkou Haimeng Machining Company Limited (“Haimeng”), which is located in China. This new business venture clearly reinforces our commitment to expanding our position as a global manufacturer.

The percentage of sales by geographic region for the three months ended June 30, 2006, 2007 and 2008 is outlined in the charts below:

As shown in the charts above, we have experienced growth in our international markets over the last two years. We continue to expand our global capabilities as we pursue our objective of becoming a world class on and off-highway replacement products and services company. Our recent progress in meeting these globalization objectives includes:

•	We had the ground-breaking ceremony of our future Affinia site in India, which will produce friction products.

•

Our first filter manufacturing operation in Mexico was opened in the third quarter of 2007. During 2008 the manufacturing operation will be brought up to full capacity. This operation will serve markets in both North America and Central America.

•	We opened a new filter manufacturing plant in Ukraine on April 1, 2007 to help meet increased demand for filtration products in Eastern Europe.

•

In November 2007, we purchased certain assets of Brake Pro, Ltd., a Canadian company, including the Brake Pro brand name, which is a highly respected name in the heavy duty product market. This purchase expanded our presence in the global heavy duty brake market, and the Brake Pro line gives us a product offering for severe duty applications such as waste handling equipment, logging equipment, construction vehicles and transit applications. During the first quarter of 2008, we began manufacturing Brake Pro branded products.

•

Prior to October 2007, we used the Raybestos brand name under a licensing agreement. During the month of October 2007, we purchased the Raybestos brand name from Raybestos Products Company. With the purchase of this brand name, we have acquired one of the premier brand names in the aftermarket industry that we can now use on a variety of products throughout the world. We recently began leveraging the Raybestos name on a new product line of hub assemblies.

•	The addition of Haimeng enhances our ability to sell our brake product offering in the Asian and European markets.

•	We recently signed a lease in Mexico for a facility that will be used for brake components.

The Haimeng acquisition and our other global efforts, coupled with the comprehensive restructuring plan, position our manufacturing base in low cost countries throughout the world. Once we have completed our transformation from a domestic manufacturer to a global manufacturer over the next couple of years we will continue to expand our global footprint.

Restructuring Activity

In 2005, we announced two restructuring plans: (i) a restructuring plan that we announced at the beginning of 2005 as part of the Acquisition, also referred to herein as the acquisition restructuring and (ii) a restructuring plan that we announced at the end of 2005, also referred to herein as the comprehensive restructuring. We have completed the acquisition restructuring and we are in the third year of the comprehensive restructuring program. In the second quarter of 2008, we announced the closure of our water pump manufacturing facility in Barcelona, Spain and our brake manufacturing facilities in Dallas, TX, Litchfield, IL and Milton, ON. Barcelona is expected to close by the end of 2008 and Dallas and Milton are expected to close by the end of the first quarter of 2009, with the Litchfield closing coming shortly thereafter. These actions are expected to result in the Company incurring pre-tax charges of approximately $32.5 million of which $17 million was recorded in the second quarter of 2008.

In connection with the comprehensive restructuring, we have recorded $130 million in restructuring costs to date. We recorded $23 million in 2005, $40 million in 2006, $38 million for 2007, and $29 million during the first six months of 2008. The charges relating to the first six months of 2008 were recorded in selling, general and administrative expense which consists of employee termination costs and other exit costs. Severance costs are being accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 112, “Employers’ Accounting for Postemployment Benefits — an amendment of FASB Statements No. 5 and 43.” We currently estimate that we will incur approximately $22 million more of cash and non-cash restructuring costs in 2008 and 2009, aggregating to $152 million of total cash and non-cash restructuring costs (Refer to Note 10 Restructuring of Operations).

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

Results of Operations

Three months ended June 30, 2007 compared to the three months ended June 30, 2008

The following table summarizes the consolidated results for the three months ended June 30, 2007 and the consolidated results for the three months ended June 30, 2008 (Dollars in Millions):

	Consolidated Three Months Ended June 30, 2007	Consolidated Three Months Ended June 30, 2008	Dollar Change	Percent Change
Net sales
Filtration products	189	197	8	4%
Brake North America and Asia products	196	191	(5)	(3)%
Commercial Distribution South America products	75	97	22	29%
Chassis products	40	41	1	3%

On and Off-Highway segment	500	526	26	5%
Commercial Distribution Europe segment	74	74	—	NM
Brake South America segment	7	9	2	29%
Eliminations and other	(7)	(6)	1	14%

Total net sales	574	603	29	5%
Cost of sales(1)	(477)	(503)	(26)	(5)%

Gross profit	97	100	3	3%
Gross margin	17%	17%
Selling, general and administrative expenses(2)	(79)	(98)	(19)	(24)%
Loss on disposition of affiliate	—	(1)	(1)	NM
Selling, general and administrative expenses as a percent of sales	14%	16%

Operating profit (loss)
On and Off-Highway segment	29	27	(2)	(7)%
Commercial Distribution Europe segment	(1)	(12)	(11)	NM
Brake South America segment	(2)	(6)	(4)	(200)%
Corporate and other	(8)	(8)	—	NM

Operating profit	18	1	(17)	(94)%
Operating margin	3%	0%
Other income, net	2	1	(1)	(50)%
Interest expense	(15)	(14)	1	7%

Income (loss) before income tax provision	5	(12)	(17)	NM
Income tax provision	1	6	5	NM

Net income (loss)	$4	$(18)	$(22)	NM

(1)	We recorded $1 million and less than $1 million of restructuring costs in cost of sales for the second quarter of 2007 and 2008, respectively.
(2)	We recorded $8 million and $24 million of restructuring costs in selling, general and administrative expenses for the second quarter of 2007 and 2008, respectively.
NM	(Not Meaningful)

Net sales. On and Off-Highway segment net sales increased in the second quarter of 2008 in comparison to the second quarter of 2007 due mainly to the increase in our Commercial Distribution South America product sales. The Commercial Distribution South America product operations are mainly comprised of our Brazilian operations. Our Brazilian operations sales increased in the second quarter due partially to currency translation gains of $15 million. The remaining increase in sales related to the Brazilian distribution company, which holds the number three position in aftermarket products in Brazil. The Brazilian distribution company has experienced significant sales growth over the last year due to the favorable market conditions and gains in market share.

Filtration products sales increased in the second quarter of 2008 in comparison to the second quarter of 2007. A contributing factor to the increase in Filtration product sales was the strengthening of the Polish Zloty against the U.S. Dollar. Additionally, we opened a new facility in 2007 in Ukraine, which contributed $2 million to the increase in sales. Offsetting the increased sales in Ukraine and Poland were decreases in sales to traditional North America aftermarket customers due to soft domestic conditions.

Brake North America and Asia product sales decreased in the second quarter of 2008 in comparison to the second quarter of 2007. As planned, certain non profitable original equipment manufacturers (“OEM”) contracts were not renewed thus reducing sales by $14 million in the U.S. and Canada. Partially offsetting the decrease was a $5 million increase in sales to our retail customers in the second quarter of 2008.

Chassis product sales increased by 3% in the second quarter of 2008 in comparison to the second quarter of 2007 due to an increase in sales to one of our largest customers and the strengthening of the Canadian dollar against the U.S. Dollar.

Commercial Distribution Europe segment sales for the second quarter of 2008 were consistent with sales in the second quarter of 2007. The segment sales benefited from $7 million in currency translation gains. The increase in sales can be attributed mainly to the Euro increasing in strength against the U.S. Dollar. Offsetting the currency translation gains were decreased sales in Belgium, Spain and the United Kingdom. During the second quarter of 2008 we sold our Belgium operation and as a result of the transition and unfavorable market conditions sales declined $2 million. Spain and the United Kingdom sales declined due to unfavorable market conditions.

Cost of sales/Gross margin. The gross margin for both the second quarter of 2008 and the second quarter of 2007 was 17%. The comprehensive restructuring program has led to cost savings but offsetting these savings were higher costs related to freight, steel, and oil-based products.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the second quarter of 2008 increased from the second quarter of 2007 due to the $16 million increase in restructuring costs. A significant portion of the restructuring costs related to severance costs for the recently announced facility closures.

Operating profit. Our operating profit decreased in the second quarter of 2008 in comparison to the second quarter of 2007 by $17 million due to the increase in restructuring costs. On and Off-Highway segment operating profit decreased in the second quarter of 2008 in comparison to the second quarter of 2007 due to the $2 million increase in restructuring costs. The Commercial Distribution Europe segment operating profit decreased in the second quarter of 2008 in comparison to the second quarter of 2007 due to the $9 million increase in restructuring costs, which mainly related to the closure of the water pump manufacturing facility in Barcelona, Spain. The Brake South America segment operating profit decreased in the second quarter of 2008 in comparison to the second quarter of 2007 due to a $5 million increase in restructuring relating to the closure of the El Talar, Argentina facility.

Interest expense. Interest expense in the second quarter of 2008 decreased marginally in comparison to the same period last year. Interest expense was slightly lower due to lower variable short term interest rates.

Income tax provision. The income tax provision was $6 million and $1 million for the second quarter of 2008 and 2007, respectively. While the tax provision increased by $5 million, the income before tax decreased by $17 million in 2008. During the second quarter of 2008, a higher tax valuation allowance was recorded due to losses in Spain and Belgium. Additionally, the tax provision increased due to certain international restructuring activities. The effective tax rate on ordinary income, which excludes the valuation entity losses and restructuring activities, was similar for both 2008 and 2007.

Net income (loss). Net income decreased by $22 million in the second quarter of 2008 in comparison to the second quarter of 2007 due mainly to the increase in restructuring costs.

Results of Operations

Six months ended June 30, 2007 compared to the six months ended June 30, 2008

The following table summarizes the consolidated results for the six months ended June 30, 2007 and the consolidated results for the six months ended June 30, 2008 (Dollars in Millions):

	Consolidated Six Months Ended June 30, 2007	Consolidated Six Months Ended June 30, 2008	Dollar Change	Percent Change
Net sales
Filtration products	367	380	13	4%
Brake North America and Asia products	353	340	(13)	(4)%
Commercial Distribution South America products	136	184	48	35%
Chassis products	76	78	2	3%

On and Off-Highway segment	932	982	50	5%
Commercial Distribution Europe segment	143	146	3	2%
Brake South America segment	14	16	2	14%
Eliminations and other	(13)	(12)	1	8%

Total net sales	1,076	1,132	56	5%
Cost of sales(1)	(885)	(937)	(52)	(6)%

Gross profit	191	195	4	2%
Gross margin	18%	17%
Selling, general and administrative expenses(2)	(162)	(175)	(13)	(8)%
Loss on disposition of affiliate	—	(1)	(1)	NM
Selling, general and administrative expenses as a percent of sales	15%	15%

Operating profit (loss)
On and Off-Highway segment	53	54	1	2%
Commercial Distribution Europe segment	(3)	(13)	(10)	NM
Brake South America segment	(3)	(7)	(4)	(133)%
Corporate and other	(18)	(15)	3	17%

Operating profit	29	19	(10)	(34)%
Operating margin	3%	2%
Other income, net	3	1	(2)	(67)%
Interest expense	(30)	(28)	2	7%

Income (loss) before income tax provision	2	(8)	(10)	NM
Income tax provision	1	7	6	NM

Net income (loss)	$1	$(15)	$(16)	NM

(1)	We recorded $1 million and less than $1 million of restructuring costs in cost of sales for the six months ended 2007 and 2008, respectively.
(2)	We recorded $16 million and $29 million of restructuring costs in selling, general and administrative expenses for the six months ended 2007 and 2008, respectively.
NM	(Not Meaningful)

Net sales. On and Off-Highway segment net sales increased in the first six months of 2008 in comparison to the first six months of 2007 due mainly to the increase in our Commercial Distribution South America product sales. The Commercial Distribution South America product operations are mainly comprised of our Brazilian operations. Our Brazilian operations sales increased in the first six months due partially to currency translation gains of $30 million. The Brazilian distribution company sales increased due to favorable market conditions in their domestic aftermarket. The Brazilian distribution company has experienced significant growth over the last year due to the favorable market conditions and gains in market share.

Filtration products sales increased in the first six months of 2008 in comparison to the first six months of 2007. A contributing factor to the increase in Filtration product sales was the strengthening of the Polish Zloty against the U.S. Dollar. Additionally, we opened a new facility in 2007 in Ukraine, which contributed $4 million to the increase in sales. Offsetting the increased sales in Ukraine and Poland were decreases in sales to traditional North America aftermarket customers due to soft domestic conditions.

Brake North America and Asia product sales decreased in the first six months of 2008 in comparison to the first six months of 2007. Our Canadian operations decreased by approximately $17 million during the first six months of 2008, which was due to a decrease in sales related to OEM contracts. As planned, certain non profitable OEM contracts have not been renewed thus reducing sales by $26 million. Partially offsetting the decrease was a $4 million increase in original equipment service (“OES”) product sales and a $7 million increase in sales to our retail customers.

Chassis product sales increased by 3% in the first six months of 2008 in comparison to the first six months of the prior year due to the strengthening of the Canadian dollar against the U.S. Dollar.

Commercial Distribution Europe segment sales increased in the first six months of 2008 in comparison to the first six months of 2007 due to $13 million in currency translation gains. The increase can be attributed mainly to the Euro increasing in strength against the U.S. Dollar. Offsetting the currency translation gains were decreased sales in Belgium, Spain and the United Kingdom. During the second quarter of 2008 we sold our Belgium operation and as a result of the transition and unfavorable market conditions sales declined $2 million. Spain and the United Kingdom sales declined due to unfavorable market conditions.

Cost of sales/Gross margin. The gross margin for the first six months of 2008 decreased to 17% from 18% in the first six months of 2007. The comprehensive restructuring program has led to improved gross margins. However, more than offsetting these improvements were higher costs related to freight, steel, and oil-based products.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the first six months of 2008 increased from the first six months of 2007. During the first six months of 2008, restructuring increased by $13 million due to the recent restructuring activities at our Brake North America facilities, our Spain facilities and our Argentina facility.

Operating profit. Our operating profit decreased in the first six months of 2008 in comparison to the first six months of 2007 due to the increase in restructuring costs. On and Off-Highway segment operating profit was the same for the first six months of 2008 and 2007. The increases in restructuring costs in first six months of 2008 were offset by the increased operating profit in our Commercial Distribution South America products due to the increase in sales. The Commercial Distribution Europe segment operating profit decreased in the first six months of 2008 in comparison to 2007 due to the increase in restructuring costs related mainly to the Spain facilities. The Brake South America segment operating profit decreased in the first six months of 2008 in comparison to the first six months of 2007 due to the restructuring costs related to the closure of the Argentina facility. Corporate and other operating profit increased by $3 million in the first six months of 2008 as compared to the first six months of 2007 due to the decrease in general administrative compensation costs, professional fees and health care costs.

Interest expense. Interest expense in the first six months of 2008 decreased marginally in comparison to the same period last year. Interest expense was slightly lower due to lower variable short term interest rates.

Income tax provision. The income tax provision for the first six months of 2008 increased by $6 million in comparison to the first six months of 2007. The tax provision increased in the first six months of 2008 even though the income before tax decreased by $10 million. During the first six months of 2008 a higher tax valuation allowance was recorded due to losses in Spain and Belgium. Additionally, the tax provision increased due to certain international restructuring activities. The effective tax rate on ordinary income, which excludes the valuation entity losses and restructuring activities, was similar for both 2008 and 2007.

Net income (loss). Net income decreased by $16 million in the first six months of 2008 in comparison to the first six months of 2007 due mainly to the increase in restructuring costs.

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

As of June 30, 2008, we had $597 million in aggregate indebtedness, with an additional $104 million of borrowing capacity available under our revolving credit facility, after giving effect to $21 million in outstanding letters of credit, which reduced the amount available. We had no amounts outstanding under our trade accounts receivable securitization program (the “Receivables Facility”) as of June 30, 2008 and December 31, 2007. The Receivables Facility provides for a maximum capacity of $100 million subject to certain adjustments. In addition, we had cash and cash equivalents of $59 million and $63 million as of December 31, 2007 and June 30, 2008, respectively.

We spent $14 and $12 million on capital expenditures during the first six months of 2007 and 2008, respectively. Based on the current level of operations, the Company believes that cash flow from operations and available cash, together with available borrowings under its revolving credit facility and Receivables Facility, will be adequate to meet liquidity needs and restructuring plans and to fund planned capital expenditures.

Net cash provided by or used in operating activities

Net cash (used in) or provided by or used in operating activities for the six months ended June 30, 2007 and 2008 was a $25 million use of cash and an $11 million source of cash, respectively. There were significant changes in the following operating activities:

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2008
Summary of significant changes in operating activities:
Net (loss) income	$1	$(15)
Change in accounts receivable	(75)	(74)
Change in inventories	(32)	19
Change in other operating assets	16	(28)
Change in other operating liabilities	30	95
Change in other	30	—

Subtotal	(30)	(3)
Other less significant changes in operating activities	5	14

Net cash provided by (used in) operating activities from cash flow statement	$(25)	$11

Trade accounts receivable – The change in accounts receivable was a higher use of cash during the first six months of 2008 as compared to the first six months of 2007 partially due to higher sales during the first six months of 2008.

Inventories – The change in inventories was a source of cash in the first six months of 2008 as opposed to a use of cash in the first six months of 2007. During the first six months of 2007, inventory increased by $32 million from December 31, 2006 due in part to the transition of the restructuring program. We built up inventory levels as we closed plants and transitioned production to other low cost sources. During the first six months of 2008, we focused on reducing inventory levels and did not build up inventory levels in facilities affected by restructuring.

Other operating assets – The change in other operating assets was a use of cash in the first six months of 2008 compared to a source of cash in the first six months of 2007. Other operating assets was a source of cash in the prior year primarily due to a payment received on a non-trade receivable.

Other operating liabilities – The change in other operating liabilities was a higher source of cash in the first six months of 2008 as compared to the first six months of 2007. The increase is primarily due to the increase in accounts payable and other current liabilities since December 31, 2007.

Net cash used in investing activities

Net cash used in investing activities was $8 million for both the six months ended June 30, 2007 and 2008. We received $6 million of proceeds from sales of assets in the first six months of 2007, as compared to $1 million in 2008. The proceeds received in the first six months of 2007 mainly related to the sale of assets as part of the comprehensive restructuring plan. In addition, we spent $14 million and $12 million on capital expenditures during the six months ended June 30, 2007 and June 30, 2008, respectively. Further, during the first six months of 2008 we received proceeds of $6 million from the sales of affiliates and we invested $3 million in an affiliate. Included within the proceeds from affiliates on our cash flow statement was $3 million for the sale of Quinton Hazell Belgium and $3 million for the collection on a note relating to the March 31, 2005 sale of our former subsidiary Beck Arnley.

Net cash provided by or used in financing activities

For the six months ended June 30, 2007, net cash provided by financing activities was $10 million. For the six months ended June 30, 2008, there were no cash flows provided by or used in financing activities.

Senior credit facilities. Our senior credit facilities consist of a revolving credit facility and a term loan facility. Our revolving credit facility provides for loans in a total principal amount of up to $125 million and matures in 2010. Our term loan facility provides for up to $350 million in loans of which $297 million was outstanding at June 30, 2008. The term loan matures in 2011. Proceeds from the term loan were used to fund the Acquisition.

On November 30, 2004, in connection with the Acquisition, Affinia established financing arrangements with third-party lenders (the “lenders”) that provide senior credit facilities consisting of a revolving credit facility and a term loan facility that are unconditionally guaranteed by the parent, and certain domestic subsidiaries of Affinia (collectively, the “Guarantors”). The repayment of these facilities is secured by substantially all the assets of the Guarantors, including, but not limited to, a pledge of their capital stock and 65 percent of the capital stock of non-U.S. subsidiaries owned directly by the Guarantors. The revolving credit facility, which expires on November 30, 2010, provides for borrowings of up to $125 million through a syndicate of lenders. The revolving credit facility also includes borrowing capacity available for letters of credit. As of June 30, 2008, the Company had $21 million in outstanding letters of credit, none of which had been drawn against. There were no other amounts outstanding under the revolving credit facility at June 30, 2008. The term loan facility provided for a $350 million term loan with a maturity of seven years, of which $297 million was outstanding at June 30, 2008. On December 12, 2005, in connection with the comprehensive restructuring, certain provisions applicable to the senior credit facilities were amended.

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

In addition to paying interest on the outstanding principal under the senior credit facilities, we are required to pay a commitment fee, which was less than $1 million in the first six months of 2008, to the lenders under the revolving credit facility in respect of the unutilized commitments at a rate equal to 0.50% per annum. We also paid customary letter of credit fees.

The senior credit facilities contain a number of covenants that, among other things and subject to certain exceptions, restrict our ability, and the ability of our subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness (including our senior subordinated notes), pay certain dividends and distributions or repurchase our capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness (including our senior subordinated notes), and change the business conducted by us and our subsidiaries. In addition, the senior credit facilities contain the following financial covenants: a maximum total leverage ratio; a minimum interest coverage ratio; and a maximum capital expenditures limitation. As of June 30, 2008, we were in compliance with all of these covenants.

Our covenant compliance levels and ratios for the quarter ended June 30, 2008 are as follows:

	Covenant Compliance Level for the Quarter Ended June 30, 2008	Actual Ratios
Minimum Adjusted EBITDA to cash interest ratio	2.25x	2.94x
Maximum net debt to Adjusted EBITDA ratio	4.00x	3.71x

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

The following table reconciles net income to EBITDA and Adjusted EBITDA (Dollars in Millions):

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2008	Six Months Ended June 30, 2007	Six Months Ended June 30, 2008
Net (loss) income	$4	$(18)	$1	$(15)
Interest expense	15	14	30	28
Depreciation and amortization	7	8	16	17
Income tax provision	1	6	1	7

EBITDA	27	10	48	37
Restructuring charges(a)	9	25	17	29
Other adjustments(b)	1	2	1	4

Adjusted EBITDA	$37	$37	$66	$70

(a)	In accordance with the terms of our senior credit facilities, EBITDA has been adjusted to exclude costs associated with restructuring, which are principally related to severance, asset write-downs and related exit costs. In 2005, we commenced our comprehensive restructuring plan that will mainly occur between 2006 and 2008.
(b)	Certain costs are allowed to be added back to EBITDA in accordance with the terms of our senior credit facilities.

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

Affinia as the receivables collection agent, services, administers and collects the receivables under the receivables purchase agreement for which it receives a monthly servicing fee at a rate of 1.00% per annum of the average daily outstanding balance of receivables. The receivables facility fees include a usage fee paid by the finance subsidiary, that varies based upon the Company’s leverage ratio as calculated under the senior credit facilities. Funded amounts under the receivables facility bear interest at a rate equal to the conduit’s pooled commercial paper rate plus the usage fee. At June 30, 2008, the usage fee margin for the receivables facility was 1.25% per annum of the amount funded. In addition, the finance subsidiary is required to pay a fee on the unused portion of the receivables facility that varies based upon the same ratio. At June 30, 2008, the fee was 0.50% per annum of the unused portion of the receivables facility.

Availability of funding under the receivables facility depends primarily upon the outstanding trade accounts receivable balance from time to time. Aggregate availability is determined by using a formula that reduces the gross receivables balance by factors that take into account historical default and dilution rates, obligor concentrations, average days outstanding and the costs of the facility. As of June 30, 2008, $267 million of our accounts receivable balance was considered eligible for financing under the program, of which approximately $82 million was available for funding. At June 30, 2008, we had no amount outstanding under this facility.

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

We are exposed to various market risks, such as currency exchange and interest rate fluctuation. Where necessary to minimize such risks we may enter into derivative transactions, however we do not enter into derivatives or other financial instruments for trading or speculative purposes.

Currency risk

We conduct business in North America, Europe, South America, Asia, Australia and Africa. Although we manage our businesses in such a way as to reduce a portion of the risks associated with operating internationally, changes in currency exchange rates may adversely impact our results of operations and financial position.

The results of operations and financial position of each of our operations are measured in their respective local (functional) currency. Business transactions denominated in currencies other than an operation’s functional currency produce foreign exchange gains and losses, as a result of the re-measurement process, as described in SFAS No. 52, “Foreign Currency Translation.” To the extent that our business activities create monetary assets or liabilities denominated in a non-local currency, changes in an entity’s functional currency exchange rate versus each currency in which an entity transacts business have a varying impact on an entity’s results of operations and financial position, as reported in functional currency terms. Therefore, for entities that transact business in multiple currencies, we seek to minimize the net amount of revenue or expense denominated in non-local currencies. However, in the normal course of conducting international business, some amount of non-local currency exposure will exist. Therefore, management monitors these exposures and may engage in business activities or execute financial hedge transactions intended to mitigate the potential financial impact due to changes in the respective exchange rates.

The Company’s consolidated results of operations and financial position, as reported in U.S. dollars, are also affected by changes in currency exchange rates. The results of operations of non-U.S. dollar functional entities are translated into U.S. dollars for consolidated reporting purposes each period at the average currency exchange rate experienced during the period. To the extent that the U.S. dollar may appreciate or depreciate over time, the contribution of non-U.S. dollar denominated results of operations to the Company’s U.S. dollar reported consolidated earnings will vary accordingly. Therefore, changes in the various local currency exchange rates, as applied to the revenue and expenses of our non-U.S. dollar operations may have a significant impact on the Company’s sales and, to a lesser extent, consolidated net income trends. In addition, a significant portion of the Company’s consolidated financial position is maintained at foreign locations and is denominated in functional currencies other than the U.S. dollar. The non-U.S. dollar denominated monetary assets and liabilities are translated into U.S. dollars at each respective currency’s exchange rate then in effect at the end of each reporting period. The financial impact of the translation process is reflected within the other comprehensive income component of shareholder’s equity. Accordingly, the amounts shown in our consolidated shareholder’s equity account will fluctuate depending upon the cumulative appreciation or depreciation of the U.S. dollar versus each of the respective functional currencies in which the Company conducts business. Management seeks to mitigate the potential financial impact upon the Company’s consolidated results of operations due to exchange rate changes by engaging in business activities or may execute financial derivative transactions intended to mitigate specific transactional underlying currency exposures. We do not engage in activities solely intended to counteract the impact that changes in currency exchange rates may have upon the Company’s U.S. dollar reported statement of financial condition.

To date, our foreign currency exchange rate risk management efforts have primarily focused upon operationally managing the amount of net non-functional currency monetary assets or liabilities subject to the re-measurement process. In addition, we periodically execute short-term currency exchange rate forward contracts that are intended to mitigate the earnings impact related to the re-valuation of specific monetary assets or liabilities denominated in a currency other than a particular entity’s functional currency. At June 30, 2008, we had currency exchange rate derivatives with a notional value of $173 million and a net liability value of $1 million.

Interest rate risk

At June 30, 2008, the Company’s financial position included $297 million of variable rate debt outstanding. Therefore, a hypothetical immediate 1% increase of the average interest rate on this debt would increase the future annual interest expense related to these debt obligations by $3.0 million.

Under the provisions of the senior credit facilities with its banks, the Company is required to pay a fixed rate of interest on at least 40% of its debt, consisting of the aggregate obligations under the senior credit facility, our senior subordinated notes and any additional senior subordinated notes that might be issued in the future. At June 30, 2008, approximately 75% of the Company’s total debt obligations were fixed or effectively fixed-rate in nature.

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

As of June 30, 2008, the aggregate fair value of the interest rate swaps was a liability of $4 million. The potential loss in fair value of these swaps arising from a hypothetical immediate decrease in interest rates of 50 basis points is approximately $1.3 million.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 15a-5(c) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to information required to be included in our submissions and filings with the SEC. Management has concluded that as of June 30, 2008, the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls are effective to accomplish their objectives.

During the second quarter of 2008, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

On April 20, 2006, Heritage Equity Group (“Heritage”) and Beck Arnley Worldparts Corporation (“Beck Arnley”) filed suit against Affinia in the Rutherford County Chancery Court for the State of Tennessee. The suit arose out of Affinia’s sale of Beck Arnley to Heritage and damages allegedly that arose from a tax election which Affinia was required to make under the Purchase Agreement with Dana. On June 28, 2007, as part of a settlement agreement, Beck Arnley dismissed its suit in Tennessee and agreed to pay the original loan and royalty on a modified basis. However, immediately after signing the settlement agreement, Beck Arnley refused to make payment and Affinia was forced to sue for default on the loan in Delaware. That suit, filed in October 2007 has been dismissed. The parties entered into a settlement agreement as of March 2008. The settlement agreement increased the amount of the loan, which is due from Beck Arnley, from $3 million to $3.4 million and provided for interest to accrue annually initially at a rate of 10%. During the second quarter of 2008, Uni-Select Inc. purchased Beck Arnley. As part of that purchase, the full outstanding amount of the loan was paid to Affinia.

On December 12, 2007, Visteon Corporation filed suit in state court in Wayne County, Michigan against Affinia and various Wix legal entities for contribution to a claim that Visteon Corporation settled with Ford Motor Company related to the recall of allegedly defective air filters sold by Wix. Affinia believes that it has a number of legal and factual defenses available to it and intends to vigorously defend itself in this matter. The suit claimed $10 million in damages; however, given the unclear nature of Visteon’s settlement with Ford over several matters that lead to this damage claim, the possible exposure is not reasonably estimable at this time.

On March 31, 2008 a class action lawsuit was filed by S&E Quick Lube Distributors, Inc. of Utah against several auto parts manufacturers for allegedly conspiring to fix prices for replacement oil, air, fuel and transmission filters. Several auto parts companies are named as defendants, including Champion Laboratories, Inc., Purolator Filters NA LLC, Honeywell International Inc, Wix Filtration Products, Cummins Filtration Inc., Donaldson Company, Baldwin Filters Inc., Bosch USA., Mann + Hummel USA Inc., Arvinmeritor Inc. and United Components Inc. The lawsuit was filed in US District Court for the District of Connecticut and seeks damages and injunctive relief on behalf of a nationwide class of direct purchasers of filters. Since this initial complaint was filed, over 30 “tag-along” suits have been filed in various jurisdictions. As a result, the case has been sent to the Joint Panel for Multidistrict Litigation and will be consolidated in one court. Affinia believes that Wix did not have significant sales in this particular market so we expect any potential exposure to be immaterial.

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

On August 12, 2008, the Board of Directors of the Company appointed Joseph E. Parzick as a director of the Company.

On August 12, 2008, the Board of Directors of the Company approved a special one-time performance bonus opportunity to further motivate certain employees of the Company, including the named executive officers, who are currently eligible to earn an annual cash bonus in respect of fiscal 2008. The Company’s annual cash bonuses are earned based on the Compensation Committee’s determination that certain EBITDA and working capital performance criteria for the Company’s fiscal year have been satisfied to achieve corporate EBITDA targets. The Company is establishing a special one-time performance bonus opportunity to further motivate those select employees to achieve the 2008 corporate EBITDA targets.

The performance criteria for the 2008 special bonus opportunity require satisfaction of both specified Company EBITDA targets, and also specified EBITDA targets relating to the employee’s business unit. Any such special bonuses, if earned, would be payable in the form of restricted stock unit awards to be granted in fiscal 2009 under the 2005 Stock Incentive Plan. The number of units to be awarded would be determined based on a portion of the eligible employee’s earned fiscal 2008 annual cash bonus attributable to the achievement of the EBITDA targets applicable to such fiscal 2008 annual cash bonus.

The restricted stock unit awards would be subject to such additional vesting and other conditions as the Compensation Committee may determine appropriate. The 2005 Stock Incentive Plan Restricted Stock Unit Agreement includes a cliff vesting condition, which requires the employee’s continued service with the Company through December 31, 2011. The above description is qualified in its entirety by reference to a copy of the 2005 Stock Incentive Plan Restricted Stock Unit Agreement attached to this quarterly report as Exhibit 10.1 and which is incorporated herein by reference.

Item 6.	Exhibits

(a)	Exhibits

(10.1)	2005 Stock Incentive Plan Restricted Stock Unit Agreement

(31)	Certifications of Executive Officers pursuant to Rule 13a-14(a)

(32)	Certifications of Executive Officers pursuant to 18 U.S.C. Section 1350(b)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFINIA GROUP INTERMEDIATE HOLDINGS INC.

By:	/s/ Terry R. McCormack
Terry R. McCormack
Chief Executive Officer, President, and Director
(Principal Executive Officer)

By:	/s/ Thomas H. Madden
Thomas H. Madden
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 13, 2008