Form 10-Q
period 2008-09-30
Affinia Group Intermediate Holdings Inc.
filed 2008-11-13
CIK 1328655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

(Note: As a voluntary filer not subject to the filing requirements of Section 13 or 15(d) of the Exchange Act, the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant would have been required to file such reports) as if it were subject to such filing requirements).

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

There were 1,000 shares outstanding of the registrant’s common stock as of November 13, 2008 (all of which are privately owned and not traded on a public market).

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and other important factors include, among others: the impact of the recent turmoil in the financial markets on the availability and cost of credit; our substantial leverage; limitations on flexibility in operating our business contained in our debt agreements; pricing and import pressures; the shift in demand from premium to economy products; our dependence on our largest customers; changing distribution channels; increasing costs for manufactured components, raw materials, crude oil and energy; our ability to achieve cost savings from our restructuring; increased costs in imported products from China and other low cost sources; the consolidation of distributors; risks associated with our non-U.S. operations; product liability and customer warranty and recall claims; changes to environmental and automotive safety regulations; risk of impairment to intangibles and goodwill; risk of successful refinancing if required; non-performance by, or insolvency of, our suppliers or our customers; work stoppages or similar difficulties could significantly disrupt our operations, and other labor disputes; challenges to our intellectual property portfolio; changes in accounting standards that impact our financial statements; difficulties in developing, maintaining or upgrading information technology systems; the adequacy of our capital resources for future acquisitions; our ability to successfully combine our operations with any businesses we have acquired or may acquire; and our exposure to a recession. Additionally, there may be other factors that could cause our actual results to differ materially from the forward-looking statements.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Affinia Group Intermediate Holdings Inc.

Unaudited Condensed Consolidated Balance Sheets

(Dollars in Millions)

	December 31, 2007	September 30, 2008
Assets
Current assets:
Cash and cash equivalents	$59	$40
Trade accounts receivable, less allowances of $4 million and $3 million, respectively, in 2007 and 2008	361	398
Inventories, net	506	527
Other current assets	44	74

Total current assets	970	1,039
Property, plant and equipment, net	183	177
Goodwill	30	25
Other intangible assets, net	164	157
Deferred financing costs	15	12
Deferred income taxes	74	80
Investments and other assets	21	21

Total assets	$1,457	$1,511

Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$240	$281
Other accrued expenses	134	170
Accrued payroll and employee benefits	27	33

Total current liabilities	401	484
Long-term debt	597	597
Deferred employee benefits and other non-current liabilities	25	23

Total liabilities	1,023	1,104
Minority interest in consolidated subsidiaries	2	—
Contingencies and commitments
Common stock, $.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Additional paid in-capital	408	408
Accumulated deficit	(34)	(39)
Accumulated other comprehensive income	58	38

Shareholder’s equity	432	407

Total liabilities and shareholder’s equity	$1,457	$1,511

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Unaudited Condensed Consolidated Statements of Operations

(Dollars in Millions)

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2008
Net sales	$541	$581	$1,617	$1,713
Cost of sales	(440)	(463)	(1,325)	(1,400)

Gross profit	101	118	292	313
Selling, general, and administrative expenses	(78)	(85)	(240)	(260)
Loss on disposition of affiliate	—	—	—	(1)

Operating profit	23	33	52	52
Other income, net	—	—	3	1
Interest expense	(15)	(13)	(45)	(41)

Income before income tax provision, equity income and minority interest	8	20	10	12
Income tax provision	4	10	5	17
Equity in income, net of tax	—	—	—	—
Minority interest, net of tax	—	—	—	—

Net (loss) income	$4	$10	$5	$(5)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in Millions)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2008
Operating activities
Net income (loss)	$5	$(5)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	25	27
Stock-based compensation	1	1
Loss on disposition of affiliate	—	1
Provision for deferred income taxes	(15)	(7)
Change in trade accounts receivable	(51)	(46)
Change in inventories	(67)	(34)
Change in other current operating assets	10	(33)
Change in other current operating liabilities	52	94
Change in other	37	(3)

Net cash used in operating activities	(3)	(5)

Investing activities
Proceeds from sales of assets	8	1
Proceeds from sales of affiliates	—	6
Investment in affiliate	—	(3)
Additions to property, plant and equipment	(21)	(17)

Net cash used in investing activities	(13)	(13)

Financing activities
Proceeds from debt	—	—

Net cash provided by financing activities	—	—
Effect of exchange rate changes on cash	5	(1)
Change in cash and cash equivalents	(11)	(19)
Cash and cash equivalents at beginning of the period	70	59

Cash and cash equivalents at end of the period	$59	$40

Supplemental cash flows information
Cash paid during the period for:
Interest	$34	$32
Income taxes	$12	$24

The accompanying are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business

Affinia Group Inc. (“Affinia”) is a global leader in the on and off-highway replacement products and services industry. We derive approximately 96% of our sales from this industry and, as a result, are not directly affected by the market cyclicality of the automotive original equipment manufacturers. Our broad range of brake, filtration, chassis and other products are sold globally. Our brands include WIX®, Raybestos®, McQuay-Norris®, Nakata®, Filtron®, BrakePro® and Quinton Hazell®. Additionally, we provide private label offerings for NAPA®, CARQUEST®, ACDelco®, and other customers; together with co-branded offerings for Federated Auto Parts and Automotive Distribution Network. Affinia is wholly-owned by Affinia Group Intermediate Holdings Inc., which, in turn, is wholly-owned by Affinia Group Holdings Inc., a company controlled by affiliates of The Cypress Group L.L.C. (“Cypress”).

Affinia, a Delaware corporation formed on June 28, 2004, entered into a stock and asset purchase agreement, as amended (the “Purchase Agreement”), with Dana Corporation (“Dana”). The Purchase Agreement provided for the acquisition by Affinia of substantially all of Dana’s aftermarket business operations (the “Acquisition”).

Note 2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Affinia Group Intermediate Holdings Inc. and its subsidiaries. In these notes to the condensed consolidated financial statements, the terms “the Company,” “we,” “our” and “us” refer to Affinia Group Intermediate Holdings Inc. and its subsidiaries on a consolidated basis.

The interim financial information is prepared in conformity with accounting principles generally accepted in the United States of America and such principles are applied on a basis consistent with information reflected in our Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the United States Securities and Exchange Commission. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim period.

Note 3. New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60” (“SFAS No. 163”). SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS No. 163 also clarifies how Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. SFAS No. 163 requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of SFAS No. 163 are intended to improve the quality of information provided to users of financial statements. SFAS No. 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is assessing what impact, if any, adoption of this statement would have on its consolidated financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with accounting principles generally accepted in the United States of America. SFAS No. 162 is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is assessing what impact, if any, adoption of this statement would have on its consolidated financial position, results of operations and cash flows.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is assessing what impact, if any, adoption of this statement would have on its consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new guidance was effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value within United States generally accepted accounting principles, and expands disclosures about fair value measurements. Adoption was required for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, the FASB deferred the effective date of SFAS No. 157, until the beginning of our 2009 fiscal year, as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis. We adopted SFAS No. 157 for financial assets and liabilities at the beginning of our 2008 fiscal year and our adoption did not have a material effect on our consolidated financial position, results of operations or cash flows. The adoption of SFAS No. 157 for nonfinancial assets and liabilities in 2009 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Our financial assets and liabilities consist of interest rate swaps and currency forward contracts. The fair value measurement of derivatives is based upon Level 2 inputs consisting of observable current market data as applicable to determine market rates of similar assets and liabilities. Many of our derivative contracts are valued utilizing publicly available pricing data of contracts with similar terms. In other cases, the contracts are valued using current spot market data adjusted for the appropriate current forward curves provided by external financial institutions. We enter into hedging transactions with banking institutions that have strong credit ratings, and thus the credit risk associated with these contracts is not considered significant. Our Level 2 derivatives are a net liability of $4 million as of September 30, 2008.

Note 4. Inventories, net

Inventories are valued at the lower of cost or market. Cost is determined on the FIFO basis for all domestic inventories or average cost basis for non-U.S. inventories. Inventories are reduced by an allowance for slow moving and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage. A summary of inventories, net is provided in the table below (Dollars in Millions):

	At December 31, 2007	At September 30, 2008
Raw materials	$110	$119
Work-in-process	33	34
Finished goods	418	427
Allowance	(55)	(53)

	$506	$527

Note 5. Comprehensive Income

The elements of comprehensive income are presented in the following table (Dollars in Millions):

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2008
Net (loss) income	$4	$10	$5	$(5)
Interest rate swap, net of tax	—	—	—	—
Change in foreign currency translation adjustments, net of tax	10	(45)	23	(20)

Comprehensive income (loss)	$14	$(35)	$28	$(25)

Note 6. Goodwill

The following table summarizes goodwill activity, which is related to the On and Off-Highway segment for the first nine months of 2008 (Dollars in Millions):

Nine Months Ended September 30, 2008
Balance at December 31, 2007	$30
Tax benefit reduction	(7)
Acquisition	2

Balance at September 30, 2008	$25

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

Note 7. Commitments and Contingencies

At September 30, 2008, the Company had purchase commitments for property, plant and equipment of approximately $2 million.

A reconciliation of the changes in our return reserves is as follows (Dollars in Millions):

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2008
Beginning balance	$18	$20
Amounts charged to expense	42	48
Returns processed	(40)	(47)

	$20	$21

Note 8. Income Taxes

The total amount of unrecognized tax benefits as of December 31, 2007 and September 30, 2008 was $2 million, and if recognized, would affect the effective tax rate. The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties as part of the income tax provision. As of September 30, 2008 the Company’s accrual for interest and penalties was less than $1 million. The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. For jurisdictions in which the Company transacts significant business, tax years ended December 31, 2004 and later remain subject to examination by tax authorities. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

The income tax provision was $17 million and $5 million for the first nine months of 2008 and 2007, respectively. While the tax provision increased by $12 million, the income before tax increased by only $2 million in the first nine months of 2008 in comparison to the first nine months of 2007. During the first nine months of 2008, a higher tax valuation allowance was recorded due to losses in Spain and Belgium. Additionally, the tax provision increased due to certain international restructuring activities. The effective tax rate on ordinary income, which excludes the valuation entity losses and restructuring activities, was similar for both 2008 and 2007. The income tax provision was $10 million and $4 million for the third quarter of 2008 and 2007, respectively. The increase was mainly due to increased income before tax and certain international tax restructuring activities.

Note 9. Legal Proceedings

On December 12, 2007, Visteon Corporation filed suit in state court in Wayne County, Michigan against Affinia and various Wix legal entities for contribution to a claim that Visteon Corporation settled with Ford Motor Company related to the recall of allegedly defective air filters sold by Wix. Visteon also filed a claim arising from the same subject matter in Dana’s bankruptcy proceedings. Both claims alleged that Visteon suffered approximately $10 million in damages. On October 9, 2008, the parties entered into a settlement agreement for $2.95 million. The $2.95 million was accrued as of September 30, 2008.

On March 31, 2008, a class action lawsuit was filed by S&E Quick Lube Distributors, Inc. of Utah against several auto parts manufacturers for allegedly conspiring to fix prices for replacement oil, air, fuel and transmission filters. Several auto parts companies are named as defendants, including Champion Laboratories, Inc., Purolator Filters NA LLC, Honeywell International Inc., Wix Filtration Products, Cummins Filtration Inc., Donaldson Company, Baldwin Filters Inc., Bosch USA., Mann + Hummel USA Inc., Arvinmeritor Inc. and United Components Inc. The lawsuit was filed in US District Court for the District of Connecticut and seeks damages and injunctive relief on behalf of a nationwide class of direct purchasers of filters. Since this initial complaint was filed, over 56 “tag-along” suits in multiple jurisdictions have been filed on behalf of both direct and indirect purchasers of automotive filtration products. Two suits have also been filed in the Canadian provinces of Ontario and Quebec. As a result, all U.S. lawsuits have been consolidated in a Multi-District Litigation (“MDL”) Proceeding in Chicago, IL. Affinia believes that Wix did not have significant sales in this particular retail market at the relevant time periods so we currently expect any potential exposure to be immaterial.

The Company has various accruals for civil, environmental, product liability and other costs. If there is a range of equally probable outcomes, we accrue the lower end of the range. The Company has $3 million and $6 million accrued as of December 31, 2007 and September 30, 2008, respectively. The accrual increased by $3 million due to the Visteon settlement. There are no recoveries expected from third parties.

Note 10. Restructuring of Operations

In 2005, we announced two restructuring plans: (i) a restructuring plan that we announced at the beginning of 2005 as part of the Acquisition, also referred to herein as the acquisition restructuring and (ii) a restructuring plan that we announced at the end of 2005, also referred to herein as the comprehensive restructuring. We have completed the acquisition restructuring and we are in the third year of the comprehensive restructuring program. A small Commercial Distribution Europe segment facility in Brownhills, UK, was closed during this quarter. The following chart summarizes the timing of the comprehensive restructuring activity to date:

Facility	Closure Announcement Date	Date Closed
Southampton (UK)	December 2005	2nd Qtr. 2006
Erie (PA)	March 2006	4th Qtr. 2006
North East (PA)	March 2006	4th Qtr. 2006
McHenry (IL)	March 2006	4th Qtr. 2006
St. Catharines (ON, Canada)	June 2006	4th Qtr. 2006
Cambridge (ON, Canada)	September 2006	1st Qtr. 2007
Cuba (MO)	October 2006	2nd Qtr. 2007
Mississauga (ON, Canada)	November 2006	4th Qtr. 2006
Sudbury (ON, Canada)	March 2007	2nd Qtr. 2007
Mishawaka (IN)	October 2007	2nd Qtr. 2008
El Talar (Argentina)	April 2008	2nd Qtr. 2008
Barcelona (Spain)	May 2008	Open
Litchfield (IL)	June 2008	Open
Dallas (TX)	June 2008	Open
Milton (ON, Canada)	June 2008	Open
Brownhills (UK)	August 2008	3rd Qtr. 2008

In other comprehensive restructuring activity, we previously announced our intent to sell our Waupaca (WI) facility but have now determined to retain this facility. In addition, Quinton Hazell Automotive Limited (a UK subsidiary) entered into a warehousing and distribution agreement with Caterpillar Logistics Services (UK) Limited in 2006. The transition to the new warehousing and distribution center occurred during the second and third quarters of 2007. In October 2007, we finalized the sale of the Nuneaton (UK) distribution facility.

In connection with the comprehensive restructuring, we have recorded $133 million in restructuring costs to date. We recorded $23 million in 2005, $40 million in 2006, $38 million for 2007, and $32 million during the first nine months of 2008. The charges relating to the first nine months of 2008 were recorded in selling, general and administrative expense, which consists of employee termination costs and other exit costs. Severance costs are being accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 112, “Employers’ Accounting for Postemployment Benefits — an amendment of FASB Statements No. 5 and 43.” We currently estimate that we will incur approximately $19 million more of cash and non-cash restructuring costs in 2008 and 2009, aggregating to $152 million of total cash and non-cash restructuring costs.

The following summarizes the restructuring charges and activity for all the Company’s restructuring programs (Dollars in Millions):

Balance at December 31, 2007	$10
Charges to expense:
Employee termination benefits	26
Other expenses	6

Total restructuring expenses	32
Cash payments and asset write-offs:
Cash payments	(21)
Asset retirements and other	(8)

Balance at September 30, 2008	$13

At September 30, 2008, $13 million of restructuring charges remained in other accrued liabilities, relating to wage and healthcare continuation for severed employees and other termination costs. These remaining benefits are expected to be paid during 2008 and 2009.

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

	Net Sales
	Three Months Ended September 30, 2007	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2008
On and Off-Highway segment	$470	$514	$1,402	$1,496
Commercial Distribution Europe segment	70	65	213	211
Brake South America segment	7	6	21	22
Corporate, eliminations and other	(6)	(4)	(19)	(16)

	$541	$581	$1,617	$1,713

	Operating Profit
	Three Months Ended September 30, 2007	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2008
On and Off-Highway segment	$34	$50	$87	$104
Commercial Distribution Europe segment	(6)	(2)	(9)	(15)
Brake South America segment	(2)	(2)	(5)	(9)
Corporate, eliminations and other	(3)	(13)	(21)	(28)

	$23	$33	$52	$52

	Total Assets
	December 31, 2007	September 30, 2008
On and Off-Highway segment	$1,186	$1,293
Commercial Distribution Europe segment	156	129
Brake South America segment	17	8
Corporate, eliminations and other	98	81

	$1,457	$1,511

	Depreciation and Amortization
	Three Months Ended September 30, 2007	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2008
On and Off-Highway segment	$5	$5	$14	$15
Commercial Distribution Europe segment	—	1	2	2
Brake South America segment	1	1	1	1
Corporate, eliminations and other	3	3	8	9

	$9	$10	$25	$27

	Capital Expenditures
	Three Months Ended September 30, 2007	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2008
On and Off-Highway segment	$6	$5	$17	$14
Commercial Distribution Europe segment	—	—	1	1
Brake South America segment	—	—	1	1
Corporate, eliminations and other	1	—	2	1

	$7	$5	$21	$17

Net sales by geographic region were as follows (Dollars in Millions):

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2008
United States	$290	$295	$884	$887
Canada	45	41	145	117
Brazil	73	107	203	286
Other Countries	133	138	385	423

	$541	$581	$1,617	$1,713

Long-lived assets by geographic region were as follows (Dollars in Millions):

	December 31, 2007	September 30, 2008
United States	$293	$278
Canada	18	14
Brazil	7	6
Other Countries	74	73

	$392	$371

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

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2008
Filtration products	$186	$192	$553	$572
Brake North America and Asia products	171	172	524	512
Commercial Distribution South America products	76	110	212	294
Commercial Distribution European products	70	65	213	211
Chassis products	37	40	113	118
Brake South America products	7	6	21	22
Corporate, eliminations and other	(6)	(4)	(19)	(16)

	$541	$581	$1,617	$1,713

Note 12. Stock Option Plans

On July 20, 2005, we adopted a stock incentive plan with a maximum of 227,000 shares of common stock subject to awards. As of September 30, 2008, 189,759 shares had been awarded, which included vested shares of 51,370 and 138,389 unvested shares. Additionally, at September 30, 2008 there were 37,241 shares available for future stock option grants. Each option expires August 1, 2015. One-half of the options vest based on the performance of the Company and the remaining portion vests at the end of each year ratably over the period from the year of the grant until December 31, 2009. The exercise price is $100 per option.

We account for our employee stock options under the fair value method of accounting using a Black-Scholes model to measure stock-based compensation expense at the date of grant. Dividend yields were not a factor because there were no cash dividends declared during 2007 and the first nine months of 2008. Our weighted-average Black-Scholes fair value assumptions include:

	2007	2008
Weighted-average effective term	5.5 years	5.3 years
Weighted-average risk free interest rate	4.39%	4.35%
Weighted-average expected volatility	39.6%	40.1%
Weighted-average fair value of options (Dollars in millions)	$6	$6

The fair value of the stock option grants is amortized to expense over the vesting period. The Company reduces the overall compensation expense by a turnover rate consistent with historical trends. Stock-based compensation expense, which was recorded in selling, general and administrative expenses, and related income tax benefits were less than $1 million for each of the nine month periods ending September 30, 2007 and 2008. A summary of our stock-based compensation activity for the quarter ended September 30, 2008 is presented below:

Outstanding at December 31, 2006	149,260
Granted	82,050
Forfeited/expired	(13,800)

Outstanding at December 31, 2007	217,510
Granted	9,500
Forfeited/expired	(37,251)

Balance at September 30, 2008	189,759

Note 13. Acquisitions and Disposals of Business

On June 30, 2008, Affinia entered into a Shares Transfer Agreement with Mr. Zhang Haibo for the purchase by Affinia of 85% of the equity interests (the “Acquired Shares”) in HBM Investment Limited (“HBM”). HBM is the sole owner of Longkou Haimeng Machinery Company Limited, a drum and rotor manufacturing company located in Longkou City, China. Affinia has agreed to pay $49.2 million for the Acquired Shares, subject to certain purchase price adjustments. An Affinia affiliated company completed the purchase of the Acquired Shares on November 6, 2008, with an effective date of October 31, 2008.

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

Included within the proceeds from affiliates on our cash flow statement is $3 million from the above described sale of our Belgian operations and $3 million for the collection on a note relating to the March 31, 2005 sale of our former subsidiary Beck Arnley. During the second quarter of 2008, Uni-Select Inc. purchased Beck Arnley. As part of that purchase, the full outstanding amount of the note was paid to Affinia.

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

The following unaudited information presents Condensed Consolidating Statements of Operations for the three months and nine months ended September 30, 2007 and 2008, Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2007 and 2008 and Condensed Consolidating Balance Sheets as of December 31, 2007 and September 30, 2008 to arrive at the information for the Company on a consolidated basis. Other separate financial statements and other disclosures concerning the Parent and the Guarantors are not presented because management does not believe that such information is material to investors.

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

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor

Condensed Consolidating Balance Sheet

September 30, 2008

(Dollars in Millions)

	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$27	$—	$13	$—	$40
Accounts receivable	—	36	206	156	—	398
Inventories	—	—	313	214	—	527
Other current assets	—	16	2	56	—	74

Total current assets	—	79	521	439	—	1,039
Investments and other assets	—	249	25	21	—	295
Intercompany investments	407	1,111	442	338	(2,298)	—
Intercompany receivables	—	(280)	219	61	—	—
Property, plant and equipment, net	—	9	88	80	—	177

Total assets	$407	$1,168	$1,295	$939	$(2,298)	$1,511

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$13	$154	$114	$—	$281
Accrued payroll and employee benefits	—	11	7	15	—	33
Other accrued liabilities	—	63	41	66	—	170

Total current liabilities	—	87	202	195	—	484
Deferred employee benefits and noncurrent liabilities	—	10	—	13	—	23
Long-term debt	—	597	—	—	—	597

Total liabilities	—	694	202	208	—	1,104
Minority interest in consolidated subsidiaries	—	—	—	—	—	—
Shareholder’s equity	407	474	1,093	731	(2,298)	407

Total liabilities and equity	$407	$1,168	$1,295	$939	$(2,298)	$1,511

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2007

(Dollars in Millions)

	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$297	$328	$(84)	$541
Cost of sales	—	—	(234)	(290)	84	(440)

Gross profit	—	—	63	38	—	101
Selling, general and administrative expenses	—	(5)	(35)	(38)	—	(78)

Operating (loss) profit	—	(5)	28	—	—	23
Other income (loss), net	—	8	(10)	2	—	—
Interest expense	—	(15)	—	—	—	(15)

(Loss) income before taxes and minority interest	—	(12)	18	2	—	8
Income tax (benefit) provision	—	(3)	—	7	—	4

(Loss) income from continuing operations	—	(9)	18	(5)	—	4
Equity interest in income, net of tax	4	15	2	18	(39)	—

Net income (loss)	$4	$6	$20	$13	$(39)	$4

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2007

(Dollars in Millions)

	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$911	$947	$(241)	$1,617
Cost of sales	—	—	(715)	(851)	241	(1,325)

Gross profit	—	—	196	96	—	292
Selling, general and administrative expenses	—	(24)	(111)	(105)	—	(240)

Operating (loss) profit	—	(24)	85	(9)	—	52
Other income (loss), net	—	27	(29)	5	—	3
Interest expense	—	(45)	—	—	—	(45)

(Loss) income before taxes and minority interest	—	(42)	56	(4)	—	10
Income tax (benefit) provision	—	(7)	—	12	—	5

(Loss) income from continuing operations	—	(35)	56	(16)	—	5
Equity interest in income, net of tax	5	47	11	41	(104)	—

Net income (loss)	$5	$12	$67	$25	$(104)	$5

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2008

(Dollars in Millions)

	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$(1)	$301	$358	$(77)	$581
Cost of sales	—	—	(220)	(320)	77	(463)

Gross profit	—	(1)	81	38	—	118
Selling, general and administrative expenses	—	(11)	(37)	(37)	—	(85)
Loss on disposition of affiliate	—	—	—	—	—	—

Operating (loss) profit	—	(12)	44	1	—	33
Other income (loss), net	—	5	(6)	1	—	—
Interest expense	—	(13)	—	—	—	(13)

(Loss) income before taxes and minority interest	—	(20)	38	2	—	20
Income tax (benefit) provision	—	—	—	10	—	10

(Loss) income from continuing operations	—	(20)	38	(8)	—	10
Equity interest in income, net of tax	10	30	25	16	(81)	—

Net (loss) income	$10	$10	$63	$8	$(81)	$10

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2008

(Dollars in Millions)

	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$(1)	$892	$1,053	$(231)	$1,713
Cost of sales	—	—	(689)	(942)	231	(1,400)

Gross profit	—	(1)	203	111	—	313
Selling, general and administrative expenses	—	(22)	(120)	(118)	—	(260)
Loss on disposition of affiliate	—	—	—	(1)	—	(1)

Operating (loss) profit	—	(23)	83	(8)	—	52
Other income (loss), net	—	19	(20)	2	—	1
Interest expense	—	(41)	—	—	—	(41)

(Loss) income before taxes and minority interest	—	(45)	63	(6)	—	12
Income tax (benefit) provision	—	(5)	—	22	—	17

(Loss) income from continuing operations	—	(40)	63	(28)	—	(5)
Equity interest in income, net of tax	(5)	48	24	51	(118)	—

Net (loss) income	$(5)	$8	$87	$23	$(118)	$(5)

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2007

(Dollars in Millions)

	Parent	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated Total
Operating activities
Net income (loss)	$5	$12	$67	$25	$(104)	$5
Adjustments to reconcile net income (loss) from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	—	8	9	8	—	25
Stock-based compensation	—	1	—	—	—	1
Provision for deferred income taxes	—	(7)	—	(8)	—	(15)
Change in current assets and liabilities:
Equity in income	(5)	(47)	(11)	(41)	104	—
Trade accounts receivable	—	(2)	(16)	(33)	—	(51)
Inventories	—	—	(30)	(37)	—	(67)
Other operating assets	—	25	(2)	(13)	—	10
Other operating liabilities	—	(36)	17	71	—	52
Other	—	64	(27)	—	—	37

Net cash provided by (used in) operating activities	—	18	7	(28)	—	(3)

Investing activities
Proceeds from sale of assets	—	—	3	5	—	8
Additions to property, plant, and equipment	—	(2)	(10)	(9)	—	(21)

Net cash used in investing activities	—	(2)	(7)	(4)	—	(13)

Financing activities
Proceeds from debt	—	—	—	—	—	—

Net cash provided by (used in) financing activities	—	—	—	—	—	—
Effect of exchange rates on cash	—	—	—	5	—	5
Change in cash and cash equivalents	—	16	—	(27)	—	(11)
Cash and cash equivalents at beginning of period	—	19	—	51	—	70

Cash and cash equivalents at end of period	$—	$35	$—	$24	$—	$59

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2008

(Dollars in Millions)

	Parent	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated Total
Operating activities
Net (loss) income	$(5)	$8	$87	$23	$(118)	$(5)
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	—	9	10	8	—	27
Stock-based compensation	—	1	—	—	—	1
Loss on disposition of affiliate	—	—	—	1	—	1
Deferred income taxes	—	(18)	—	11	—	(7)
Equity in income	5	(48)	(24)	(51)	118	—
Change in trade accounts receivable	—	(7)	(30)	(9)	—	(46)
Change in inventories	—	—	(16)	(18)	—	(34)
Change in other current operating assets	—	—	1	(34)	—	(33)
Change in other current operating liabilities	—	12	41	41	—	94
Change in other	—	48	(59)	8	—	(3)

Net cash (used in) provided by operating activities	—	5	10	(20)	—	(5)

Investing activities
Proceeds from sale of assets	—	—	—	1	—	1
Proceeds from sale of affiliates	—	3	—	3	—	6
Investment in affiliate	—	—	(3)	—	—	(3)
Additions to property, plant and equipment, net	—	(1)	(8)	(8)	—	(17)

Net cash used in investing activities	—	2	(11)	(4)	—	(13)

Financing activities
Short-term debt, net	—	—	—	—	—	—
Net transactions with Parent	—	—	—	—	—	—

Net cash provided by (used in) financing activities of continuing operations	—	—	—	—	—	—
Net cash used in financing activities of discontinued operations	—	—	—	—	—	—

Net cash provided by (used in) financing activities	—	—	—	—	—	—
Effect of exchange rates on cash	—	—	—	(1)	—	(1)
Change in cash and cash equivalents	—	7	(1)	(25)	—	(19)
Cash and cash equivalents at beginning of period	—	20	1	38	—	59

Cash and cash equivalents at end of period	$—	$27	$—	$13	$—	$40

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

Affinia is a global leader in the on and off-highway replacement products and services industry. Our extensive aftermarket product offering fits nearly every car, truck, off-highway and agricultural make and model, allowing us to serve as a full line supplier to our customers. We derive approximately 96% of our sales from this industry and, as a result, are not directly affected by the market cyclicality of the automotive original equipment manufacturers. Our broad range of brake, filtration, chassis products and other products are sold globally.

We believe our key advantages as a leading on and off-highway replacement products and services company are our broad product offering, quality products, brand recognition (e.g., Wix and Raybestos), value-added services, and distribution and global sourcing capabilities. Due to these key advantages, we believe we hold the number one market position in North America in filtration products and in brake product sales and the number two market position in North America in chassis product sales. Additionally, we hold a significant presence in South America and Europe, which we believe is demonstrated by our number three position as a distributor of aftermarket products in Brazil, our number one position in filtration products in Poland and a leader in various other countries. Among the value-added services we bring to our customers include our customer focused sales force, professional tech support, and e-cataloguing services to name a few. The value we bring to our customers has been recognized with numerous awards over the last several years. We believe that these key advantages strategically position us for growth in North America and globally.

Consumer confidence has dropped significantly due the unprecedented disruption in the current credit markets. A lack of consumer confidence coupled with recessionary pressures usually leads to a delay in new automobile purchases and an increase in demand of on and off-highway replacement products. However, with the increase in crude oil prices during the year people are driving fewer miles, which has led to reduced demand for our industry in North America.

Over the last several years, our brake products have experienced intensified competition from low cost offshore suppliers. To successfully compete in today’s global market-driven economy, Affinia is focused on becoming a world class global manufacturer and distributor of on and off-highway replacement products and services. Our comprehensive global restructuring plan is designed to meet the changing environment. We have closed 39 facilities during the last three years and have shifted some of our manufacturing base to countries such as China, India and Mexico. As shown in the chart below, in the current quarter Affinia has experienced its highest quarterly gross margin since its inception for the quarter ended September 30, 2008, which is partially due to the effects of the comprehensive restructuring program.

Our broad range of raw materials includes steel and steel-related components. Global demand for steel and other raw materials has grown at an extraordinary pace driven largely by market development in China, Brazil, Russia, and India, as well as Europe in general. As a result of these increases in demand and global pressures, steel prices have increased approximately 81% over the last three quarters. Our raw material costs, sourced product and freight costs have also increased due to the increase in fuel and energy costs. The average crude oil prices per barrel for the nine months ended September 30, 2008 have increased by approximately 56% compared to the average prices for the nine months ended September 30, 2007. To mitigate these increased costs we announced selling price increases during the second quarter of 2008. However, the full benefit of these price increases will not take full effect until the last quarter of 2008.

We are focusing on expanding our manufacturing capabilities globally to position us to take advantage of global growth opportunities. Currently, we have manufacturing and distribution operations in North America, South America and Europe and we also have joint ventures in India. An Affinia affiliated company recently purchased a controlling interest in HBM Investment Limited (“HBM”), a Hong Kong company. HBM owns one of the world’s largest drum and rotor manufacturing companies, Longkou Haimeng Machining Company Limited (“Haimeng”), which is located in China. HBM has over 1 million square feet of modern manufacturing and machining capacity. This new business venture reinforces our commitment to expanding our position as a global manufacturer.

The percentage of sales by geographic region for the three months ended September 30, 2006, 2007 and 2008 is outlined in the charts below:

As shown in the charts above, we have experienced growth in our international markets over the last two years. We continue to expand our global capabilities as we pursue our objective of becoming a world class on and off-highway replacement products and services company. Our recent progress in meeting these globalization objectives includes:

•	The Affinia site in India has been completed and the initial testing and manufacturing of brake friction products began during the quarter.

•

Our first filter manufacturing operation in Mexico opened in the third quarter of 2007. During 2008 the manufacturing operation will be brought up to full capacity. This operation will serve markets in both North America and Central America.

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

•	The addition of Haimeng enhances our ability to sell our brake product offering in the Asian and European markets.

•	We recently signed a lease for a facility in Mexico that will be used to manufacture brake components.

The Haimeng acquisition and our other global efforts, coupled with the comprehensive restructuring plan, position our manufacturing base in low cost countries throughout the world. Once we have completed our transformation from a domestic manufacturer to a global manufacturer over the next couple of years we will continue to expand our global footprint.

Restructuring Activity

In 2005, we announced two restructuring plans: (i) a restructuring plan that we announced at the beginning of 2005 as part of the Acquisition, also referred to herein as the acquisition restructuring and (ii) a restructuring plan that we announced at the end of 2005, also referred to herein as the comprehensive restructuring. We have completed the acquisition restructuring and we are in the third year of the comprehensive restructuring program. In connection with the comprehensive restructuring, we have recorded $133 million in restructuring costs to date. We recorded $23 million in 2005, $40 million in 2006, $38 million for 2007, and $32 million during the first nine months of 2008. The charges relating to the first nine months of 2008 were recorded in selling, general and administrative expense which consists of employee termination costs and other exit costs. Severance costs are being accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 112, “Employers’ Accounting for Postemployment Benefits — an amendment of FASB Statements No. 5 and 43.” We currently estimate that we will incur approximately $19 million more of cash and non-cash restructuring costs in 2008 and 2009, aggregating to $152 million of total cash and non-cash restructuring costs (Refer to Note 10, Restructuring of Operations, for additional information on restructuring).

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

Results of Operations

Three months ended September 30, 2007 compared to the three months ended September 30, 2008

The following table summarizes the consolidated results for the three months ended September 30, 2007 and the consolidated results for the three months ended September 30, 2008 (Dollars in Millions):

	Consolidated Three Months Ended September 30, 2007	Consolidated Three Months Ended September 30, 2008	Dollar Change	Percent Change
Net sales
Filtration products	186	192	6	3%
Brake North America and Asia products	171	172	1	1%
Commercial Distribution South America products	76	110	34	45%
Chassis products	37	40	3	8%

On and Off-Highway segment	470	514	44	9%
Commercial Distribution Europe segment	70	65	(5)	(7)%
Brake South America segment	7	6	(1)	(14)%
Eliminations and other	(6)	(4)	2	33%

Total net sales	541	581	40	7%
Cost of sales	(440)	(463)	(23)	(5)%

Gross profit	101	118	17	17%
Gross margin	19%	20%
Selling, general and administrative expenses(1)	(78)	(85)	(7)	(9)%
Selling, general and administrative expenses as a percent of sales	14%	15%

Operating profit (loss)
On and Off-Highway segment	34	50	16	47%
Commercial Distribution Europe segment	(6)	(2)	4	67%
Brake South America segment	(2)	(2)	—	NM
Corporate and other	(3)	(13)	(10)	NM

Operating profit	23	33	10	43%
Operating margin	4%	6%
Other income, net	—	—	—	NM
Interest expense	(15)	(13)	2	13%

Income before income tax provision	8	20	12	150%
Income tax provision	4	10	6	150%

Net income	$4	$10	$6	NM

(1)	We recorded $10 million and $3 million of restructuring costs in selling, general and administrative expenses for the third quarter of 2007 and 2008, respectively.
NM	(Not Meaningful)

Net sales. On and Off-Highway segment sales increased in the third quarter of 2008 in comparison to the third quarter of 2007 due principally to the increase in our Commercial Distribution South America product sales. The Commercial Distribution South America product operations are mainly comprised of our Brazilian operations. The Brazilian operations have experienced significant sales growth over the last year due to the favorable market conditions and gains in market share. Additionally, our Brazilian operations sales increased in the third quarter due to currency translation gains of $14 million.

Filtration products sales increased in the third quarter of 2008 in comparison to the third quarter of 2007 due mainly to the currency translation gains of $7 million, which was related to the strengthening of the Polish Zloty against the U.S. Dollar.

Brake North America and Asia product sales increased slightly in the third quarter of 2008 in comparison to the third quarter of 2007. The effects of not renewing certain not profitable original equipment manufacturers (“OEM”) contracts was $1 million during the third quarter of 2008 compared to $27 million on a year-to-date basis. We anticipate that any further impact of not renewing the aforementioned contracts on comparative sales will be minimal.

Chassis product sales increased in the third quarter of 2008 in comparison to the third quarter of 2007 due to an increase in sales to a few of our largest customers.

Commercial Distribution Europe segment sales for the third quarter of 2008 decreased in comparison to the third quarter of 2007. The decrease in sales is mainly from the decrease in sales in Spain and the United Kingdom, which is partially due to unfavorable market conditions. Sales in the United Kingdom also decreased by $2 million due to the weakening of the British Pound against the U.S. Dollar. In addition, our U.K. operation experienced transitional challenges in moving to a new distribution center at the beginning of the year and as a result lost market share. The Spain sales have decreased partially due to a decrease in sales with their three largest customers, which is due partially to the consolidation of facilities in Spain and transitional challenges relating to distribution centers.

Cost of sales/Gross margin. The third quarter of 2008 was the highest quarterly gross margin the company has achieved since its inception. Gross margin increased in the third quarter of 2008 to 20% from 19% in the third quarter of 2007. The comprehensive restructuring program has led to cost savings but offsetting some of these savings were higher costs related to freight, steel, and oil-based products.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the third quarter of 2008 increased from the third quarter of 2007 due to an increase in commissions, legal and professional fees, insurance costs, and depreciation.

Operating profit. Our operating profit increased in the third quarter of 2008 in comparison to the third quarter of 2007 by $10 million due to an increase in gross margin. On and Off-Highway segment operating profit increased in the third quarter of 2008 in comparison to the third quarter of 2007 due to the increased gross margin. The Commercial Distribution Europe segment operating profit increased in the third quarter of 2008 in comparison to the third quarter of 2007 due to a $4 million decrease in restructuring expenses in the third quarter of 2008. The Brake South America segment operating loss was $2 million for both the third quarter of 2008 and 2007. Corporate and Other operating loss increased by $10 million during the third quarter of 2008 in comparison to the third quarter of 2007 due mainly to the increased insurance costs and legal and professional fees. The legal and professional fees increased by $3 million during the quarter due to the settlement of the Visteon suit.

Interest expense. Interest expense in the third quarter of 2008 decreased marginally in comparison to the same period last year. Interest expense was slightly lower due to lower variable short term interest rates.

Income tax provision. The income tax provision was $10 million and $4 million for the third quarter of 2008 and 2007, respectively. The effective tax rate on ordinary income, which excludes the valuation entity losses and restructuring activities, was consistent for both 2008 and 2007.

Net income. Net income increased by $6 million in the third quarter of 2008 in comparison to the third quarter of 2007 due mainly to the improvement in gross margin.

Results of Operations

Nine months ended September 30, 2007 compared to the Nine months ended September 30, 2008

The following table summarizes the consolidated results for the nine months ended September 30, 2007 and the consolidated results for the nine months ended September 30, 2008 (Dollars in Millions):

	Consolidated Nine Months Ended September 30, 2007	Consolidated Nine Months Ended September 30, 2008	Dollar Change	Percent Change
Net sales
Filtration products	553	572	19	3%
Brake North America and Asia products	524	512	(12)	(2)%
Commercial Distribution South America products	212	294	82	39%
Chassis products	113	118	5	4%

On and Off-Highway segment	1,402	1,496	94	7%
Commercial Distribution Europe segment	213	211	(2)	(1)%
Brake South America segment	21	22	1	5%
Eliminations and other	(19)	(16)	3	16

Total net sales	1,617	1,713	96	6%
Cost of sales(1)	(1,325)	(1,400)	(75)	(6)%

Gross profit	292	313	21	7%
Gross margin	18%	18%
Selling, general and administrative expenses(2)	(240)	(260)	(20)	(8)%
Loss on disposition of affiliate	—	(1)	(1)	NM
Selling, general and administrative expenses as a percent of sales	15%	15%

Operating profit (loss)
On and Off-Highway segment	87	104	17	20%
Commercial Distribution Europe segment	(9)	(15)	(6)	(67)%
Brake South America segment	(5)	(9)	(4)	(80)%
Corporate and other	(21)	(28)	(7)	(33)%

Operating profit	52	52	—	—
Operating margin	3%	3%
Other income, net	3	1	(2)	(67)%
Interest expense	(45)	(41)	4	9

Income before income tax provision	10	12	2	20%
Income tax provision	5	17	12	NM

Net income (loss)	$5	$(5)	$(10)	NM

(1)	We recorded $1 million of restructuring costs in cost of sales for the nine months ended September 30, 2007.
(2)	We recorded $26 million and $32 million of restructuring costs in selling, general and administrative expenses for the nine months ended September 30, 2007 and 2008, respectively.
NM	(Not Meaningful)

Net sales. On and Off-Highway segment sales increased in the first nine months of 2008 in comparison to the first nine months of 2007 due mainly to the increase in our Commercial Distribution South America product sales. The Commercial Distribution South America product operations are mainly comprised of our Brazilian operations. Our Brazilian operations sales increased in the first nine months of 2008 due partially to currency translation gains of $44 million. In addition, the Brazilian operations have experienced significant sales growth over the last year due to the favorable market conditions and gains in market share. The gains in market share are illustrated by the 40% increase in our Brazilian distribution company sales, of which about half is related to currency translation gains.

Filtration products sales increased in the first nine months of 2008 in comparison to the first nine months of 2007. A contributing factor to the increase in Filtration product sales was the strengthening of the Polish Zloty against the U.S. Dollar. Additionally, we opened a new facility in 2007 in Ukraine, which contributed $7 million to the increase in sales. Offsetting the increased sales in Ukraine and Poland were decreases in sales to traditional North America aftermarket customers due to soft domestic market conditions.

Brake North America and Asia product sales decreased in the first nine months of 2008 in comparison to the first nine months of 2007. As planned, certain not profitable OEM contracts have not been renewed thus reducing sales by $27 million. Partially offsetting the decrease were increased sales with two of our larger customers.

Chassis product sales increased by 4% in the first nine months of 2008 in comparison to the first nine months of the prior year due to partially to the strengthening of the Canadian dollar against the U.S. Dollar. Additionally, sales increased due to an increase in sales with a few of our largest customers.

Commercial Distribution Europe segment sales benefited due to $16 million in currency translation gains. Therefore, the actual decrease in sales of $2 million was actually much higher after considering the impact of currency. The decrease can be attributed primarily to decreased sales in Belgium, Spain and the United Kingdom. During the second quarter of 2008, we sold our Belgium operation and as a result of the transition and unfavorable market conditions sales declined $2 million. Spain and the United Kingdom sales declined due to unfavorable market conditions and transitional challenges relating to distribution centers.

Cost of sales/Gross margin. The gross margin was 18% for the first nine months of 2008 and 2007. The comprehensive restructuring program has led to improved gross margins. However, offsetting these improvements were higher costs related to freight, steel, and oil-based products.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the first nine months of 2008 increased from the first nine months of 2007 due to restructuring, advertising, commissions, depreciation, legal and professional fees. During the first nine months of 2008, restructuring increased by $6 million due to the recent restructuring activities at our Brake North America facilities, our Spain facilities and our Argentina facility. Commercial Distribution South America increased its advertising costs in 2008 which helped drive the significant increase in sales but as a result commission expenses increased. Legal and professional fees increased in 2008 due mainly to the settlement costs related to Visteon.

Operating profit. Our operating profit was the same in first nine months of 2008 in comparison to the first nine months of 2007. On and Off-Highway segment operating profit increased in the first nine months of 2008 in comparison to the first nine months of 2007. The increase was mainly due to improved operating profit in our Commercial Distribution South America products, which was due to the increase in sales, and improved operating profit for our Brake North America products, which was due to improved gross margins. The Commercial Distribution Europe segment operating profit decreased in the first nine months of 2008 in comparison to the first nine months of 2007 due to the increase in restructuring costs related mainly to the Spain facilities. The Brake South America segment operating profit decreased in the first nine months of 2008 in comparison to the first nine months of 2007 due to the restructuring costs related to the closure of the Argentina facility. Corporate and other operating loss increased by $7 million in the first nine months of 2008 as compared to the first nine months of 2007 due to the increase in legal and professional fees and insurance costs. The legal and professional fees increased by $3 million due to the settlement of the Visteon suit.

Interest expense. Interest expense in the first nine months of 2008 decreased marginally in comparison to the same period last year. Interest expense was slightly lower due to lower variable short term interest rates.

Income tax provision. The income tax provision for the first nine months of 2008 increased by $12 million in comparison to the first nine months of 2007. The tax provision increased by a greater percentage in the first nine months of 2008 as compared to income before tax. During the first nine months of 2008, a higher tax valuation allowance was recorded due to losses in Spain and Belgium. Additionally, the tax provision increased due to certain international restructuring activities. The effective tax rate on ordinary income, which excludes the valuation entity losses and restructuring activities, was similar for both the first nine months of 2008 and 2007.

Net income (loss). Net income decreased by $10 million in the first nine months of 2008 in comparison to the first nine months of 2007 due mainly to the increase in taxes and restructuring costs.

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

The recent and unprecedented disruption in the current credit markets has had a significant adverse impact on a number of financial institutions. At this point in time, the Company’s liquidity has not been materially impacted by the current credit environment and management does not expect that it will be materially impacted in the near future. Management will continue to closely monitor the Company’s liquidity and the credit markets. However, management cannot predict with any certainty the impact of any further disruption in the credit environment to the Company.

As of September 30, 2008, we had $597 million in aggregate indebtedness, with an additional $104 million of borrowing capacity available under our revolving credit facility, after giving effect to $21 million in outstanding letters of credit, which reduced the amount available. We had no amounts outstanding under our trade accounts receivable securitization program (the “Receivables Facility”) as of September 30, 2008 and December 31, 2007. The Receivables Facility provides for a maximum capacity of $100 million subject to certain adjustments. In addition, we had cash and cash equivalents of $59 million and $40 million as of December 31, 2007 and September 30, 2008, respectively.

We spent $21 and $17 million on capital expenditures during the first nine months of 2007 and 2008, respectively. Based on the current level of operations, the Company believes that cash flow from operations and available cash, together with available borrowings under its revolving credit facility and Receivables Facility, will be adequate to meet liquidity needs and restructuring plans and to fund planned capital expenditures.

Net cash provided by or used in operating activities

Net cash used in operating activities for the nine months ended September 30, 2007 and 2008 was a $3 million and $5 million use of cash, respectively. There were significant changes in the following operating activities:

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2008
Summary of significant changes in operating activities:
Net (loss) income	$5	$(5)
Change in accounts receivable	(51)	(46)
Change in inventories	(67)	(34)
Change in other operating assets	10	(33)
Change in other operating liabilities	52	94
Change in other	37	(3)

Subtotal	(14)	(27)
Other less significant changes in operating activities	11	22

Net cash used in operating activities from cash flow statement	$(3)	$(5)

Trade accounts receivable – The change in accounts receivable was a $46 million use of cash during the first nine months of 2008 as compared to a $51 million use of cash during the first nine months of 2007. The increase was principally due to higher sales during the first nine months of 2008.

Inventories – The change in inventories was a $34 million use of cash in the first nine months of 2008 and a $67 million use of cash in the first nine months of 2007. During the first nine months of 2007, inventory increased by $67 million from December 31, 2006 due in part to the transition of the restructuring program. We built up inventory levels as we closed plants and transitioned production to other low cost sources. During the first nine months of 2008, we focused on not building up inventory levels in facilities affected by restructuring.

Other operating assets – The change in other operating assets was a $33 million use of cash in the first nine months of 2008 compared to a $10 million source of cash. Other operating assets was a source of cash in 2007 primarily due to a payment received on a non-trade receivable.

Other operating liabilities – The change in other operating liabilities was a higher source of cash by $42 million in the first nine months of 2008 as compared to the first nine months of 2007. The increase is primarily due to the $41 million increase in accounts payable since December 31, 2007.

Net cash used in investing activities

Net cash used in investing activities for the nine months ended September 30, 2008 and 2007 was $13 million in each period. We received $8 million of proceeds from sales of assets in the first nine months of 2007, as compared to $1 million in 2008. The proceeds received in the first nine months of 2007 mainly related to the sale of assets as part of the comprehensive restructuring plan. In addition, we spent $21 million and $17 million on capital expenditures during the nine months ended September 30, 2007 and September 30, 2008, respectively. Further, during the first nine months of 2008 we received proceeds of $6 million from the sales of affiliates and we invested $3 million in an affiliate. Included within the proceeds from affiliates on our cash flow statement was $3 million for the sale of Quinton Hazell Belgium and $3 million for the collection on a note relating to the March 31, 2005 sale of our former subsidiary Beck Arnley.

Net cash provided by or used in financing activities

For the nine months ended September 30, 2008 and 2007, there were no changes in cash flows provided by or used in financing activities.

Senior credit facilities. Our senior credit facilities consist of a revolving credit facility and a term loan facility. Our revolving credit facility provides for loans in a total principal amount of up to $125 million and matures in 2010. Our term loan facility provides for up to $350 million in loans of which $297 million was outstanding at September 30, 2008. The term loan matures in 2011. Proceeds from the term loan were used to fund the Acquisition.

On November 30, 2004, in connection with the Acquisition, Affinia established financing arrangements with third-party lenders (the “lenders”) that provide senior credit facilities consisting of a revolving credit facility and a term loan facility that are unconditionally guaranteed by the parent, and certain domestic subsidiaries of Affinia (collectively, the “Guarantors”). The repayment of these facilities is secured by substantially all the assets of the Guarantors, including, but not limited to, a pledge of their capital stock and 65 percent of the capital stock of non-U.S. subsidiaries owned directly by the Guarantors. The revolving credit facility, which expires on November 30, 2010, provides for borrowings of up to $125 million through a syndicate of lenders. The revolving credit facility also includes borrowing capacity available for letters of credit. As of September 30, 2008, the Company had $21 million in outstanding letters of credit, none of which had been drawn against. There were no other amounts outstanding under the revolving credit facility at September 30, 2008. The term loan facility provided for a $350 million term loan with a maturity of seven years, of which $297 million was outstanding at September 30, 2008. On December 12, 2005, in connection with the comprehensive restructuring, certain provisions applicable to the senior credit facilities were amended.

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

In addition to paying interest on the outstanding principal under the senior credit facilities, we are required to pay a commitment fee, which was less than $1 million in the first nine months of 2008, to the lenders under the revolving credit facility in respect of the unutilized commitments at a rate equal to 0.50% per annum. We also paid customary letter of credit fees.

The senior credit facilities contain a number of covenants that, among other things and subject to certain exceptions, restrict our ability, and the ability of our subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness (including our senior subordinated notes), pay certain dividends and distributions or repurchase our capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness (including our senior subordinated notes), and change the business conducted by us and our subsidiaries. In addition, the senior credit facilities contain the following financial covenants: a maximum total leverage ratio; a minimum interest coverage ratio; and a maximum capital expenditures limitation. As of September 30, 2008, we were in compliance with all of these covenants.

Our covenant compliance levels and ratios for the quarter ended September 30, 2008 are as follows:

	Covenant Compliance Level for the Quarter Ended September 30, 2008		Actual Ratios
Minimum Adjusted EBITDA to cash interest ratio	2.25	x	3.16	x
Maximum net debt to Adjusted EBITDA ratio	4.00	x	3.64	x

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

The following table reconciles net income to EBITDA and Adjusted EBITDA (Dollars in Millions):

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2008
Net income (loss)	$4	$10	$5	$(5)
Interest expense	15	13	45	41
Depreciation and amortization	9	10	25	27
Income tax provision	4	10	5	17

EBITDA	32	43	80	80
Restructuring charges(a)	10	3	27	32
Other adjustments(b)	(1)	1	—	5

Adjusted EBITDA	$41	$47	$107	$117

(a)	In accordance with the terms of our senior credit facilities, EBITDA has been adjusted to exclude costs associated with restructuring, which are principally related to severance, asset write-downs and related exit costs. In 2005, we commenced our comprehensive restructuring plan that will mainly occur between 2006 and 2008.
(b)	Certain costs are allowed to be added back to EBITDA in accordance with the terms of our senior credit facilities.

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

Affinia as the receivables collection agent, services, administers and collects the receivables under the receivables purchase agreement for which it receives a monthly servicing fee at a rate of 1.00% per annum of the average daily outstanding balance of receivables. The receivables facility fees include a usage fee paid by the finance subsidiary, that varies based upon the Company’s leverage ratio as calculated under the senior credit facilities. Funded amounts under the receivables facility bear interest at a rate equal to the conduit’s pooled commercial paper rate plus the usage fee. At September 30, 2008, the usage fee margin for the receivables facility was 1.75% per annum of the amount funded. In addition, the finance subsidiary is required to pay a fee on the unused portion of the receivables facility that varies based upon the same ratio. At September 30, 2008, the fee was 0.80% per annum of the unused portion of the receivables facility.

Availability of funding under the receivables facility depends primarily upon the outstanding trade accounts receivable balance from time to time. Aggregate availability is determined by using a formula that reduces the gross receivables balance by factors that take into account historical default and dilution rates, obligor concentrations, average days outstanding and the costs of the facility. As of September 30, 2008, $244 million of our accounts receivable balance was considered eligible for financing under the program, of which approximately $58 million was available for funding. At September 30, 2008, we had no amount outstanding under this facility.

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

Currency risk

We conduct business throughout the world. Although we manage our businesses in such a way as to reduce a portion of the risks associated with operating internationally, changes in currency exchange rates may adversely impact our results of operations and financial position.

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

To date, our foreign currency exchange rate risk management efforts have primarily focused upon operationally managing the amount of net non-functional currency monetary assets or liabilities subject to the re-measurement process. In addition, we periodically execute short-term currency exchange rate forward contracts that are intended to mitigate the earnings impact related to the re-valuation of specific monetary assets or liabilities denominated in a currency other than a particular entity’s functional currency. At September 30, 2008, we had currency exchange rate derivatives with a notional value of $142 million and a net liability value of $1 million.

Interest rate risk

At September 30, 2008, the Company’s financial position included $297 million of variable rate debt outstanding. Therefore, a hypothetical immediate 1% increase of the average interest rate on this debt would increase the future annual interest expense related to these debt obligations by $3.0 million.

Under the provisions of the senior credit facilities with its banks, the Company is required to pay a fixed rate of interest on at least 40% of its debt, consisting of the aggregate obligations under the senior credit facility, our senior subordinated notes and any additional senior subordinated notes that might be issued in the future. At September 30, 2008, approximately 75% of the Company’s total debt obligations were fixed or effectively fixed-rate in nature.

During September 2007, the Company executed pay-fixed interest rate swaps having an aggregate notional amount of $150 million. These swaps went into effective on April 30, 2008 upon the expiration of similar swaps that had been in place since April 2006. The effect of these transactions is to reduce the net annual interest expense impact of a hypothetical immediate 1% increase of the average interest rate on the Company’s $297 million variable rate debt outstanding from $3.0 million to $1.5 million.

As of September 30, 2008, the aggregate fair value of the interest rate swaps was a liability of $3 million. The potential loss in fair value of these swaps arising from a hypothetical immediate decrease in interest rates of 50 basis points is approximately $1.1 million.

Item 4T.	Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 15a-5(c) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to information required to be included in our submissions and filings with the SEC. Management has concluded that as of September 30, 2008, the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls are effective to accomplish their objectives.

During the third quarter of 2008, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

On December 12, 2007, Visteon Corporation filed suit in state court in Wayne County, Michigan against Affinia and various Wix legal entities for contribution to a claim that Visteon Corporation settled with Ford Motor Company related to the recall of allegedly defective air filters sold by Wix. Visteon also filed a claim arising from the same subject matter in Dana’s bankruptcy proceedings. Both claims alleged that Visteon suffered approximately $10 million in damages. On October 9, 2008, the parties entered into a settlement agreement for $2.95 million. The $2.95 million was accrued as of September 30, 2008.

On March 31, 2008, a class action lawsuit was filed by S&E Quick Lube Distributors, Inc. of Utah against several auto parts manufacturers for allegedly conspiring to fix prices for replacement oil, air, fuel and transmission filters. Several auto parts companies are named as defendants, including Champion Laboratories, Inc., Purolator Filters NA LLC, Honeywell International Inc., Wix Filtration Products, Cummins Filtration Inc., Donaldson Company, Baldwin Filters Inc., Bosch USA., Mann + Hummel USA Inc., Arvinmeritor Inc. and United Components Inc. The lawsuit was filed in US District Court for the District of Connecticut and seeks damages and injunctive relief on behalf of a nationwide class of direct purchasers of filters. Since this initial complaint was filed, over 56 “tag-along” suits in multiple jurisdictions have been filed on behalf of both direct and indirect purchasers of automotive filtration products. Two suits have also been filed in the Canadian provinces of Ontario and Quebec. As a result, all U.S. lawsuits have been consolidated in a Multi-District Litigation (“MDL”) Proceeding in Chicago, IL. Affinia believes that Wix did not have significant sales in this particular market at the relevant time periods so we currently expect any potential exposure to be immaterial.

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

On June 30, 2008, Affinia entered into a Shares Transfer Agreement with Mr. Zhang Haibo for the purchase by Affinia of 85% of the equity interests (the “Acquired Shares”) in HBM Investment Limited (“HBM”). HBM is the sole owner of Longkou Haimeng Machinery Company Limited, a drum and rotor manufacturing company located in Longkou City, China. Affinia assigned its rights and obligations under the Share Transfer Agreement to Affinia Acquisition LLC, a wholly owned subsidiary of Affinia’s ultimate parent company Affinia Group Holdings Inc. and an affiliate company of Affinia. Affinia Acquisition LLC completed the purchase of the Acquired Shares on November 6, 2008, with an effective date of October 31, 2008.

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

Date: November 13, 2008