Form 10-K
period 2008-12-31
Affinia Group Intermediate Holdings Inc.
filed 2009-03-06
CIK 1328655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

Affinia Group Intermediate Holdings Inc.

(Exact name of registrant as specified in its charter)

1101 Technology Drive

Ann Arbor, MI 48108

(734) 827-5400

Delaware

(State or other jurisdiction of incorporation or organization)

I.R.S. Employer Identification Number: 34-2022081

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐            No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes  ☐            No  ☒

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐            No  ☒

There were 1,000 shares outstanding of the registrant’s common stock as of March 6, 2009 (all of which are privately owned and not traded on a public market).

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and other important factors include, among others: the impact of the recent turmoil in the financial markets on the availability and cost of credit; financial viability of key customers and key suppliers; our substantial leverage; limitations on flexibility in operating our business contained in our debt agreements; pricing and import pressures; the shift in demand from premium to economy products; our dependence on our largest customers; changing distribution channels; increasing costs for manufactured components, raw materials, crude oil and energy; our ability to achieve cost savings from our restructuring; increased costs in imported products from low cost sources; the consolidation of distributors; risks associated with our non-U.S. operations; product liability and customer warranty and recall claims; changes to environmental and automotive safety regulations; risk of impairment to intangibles and goodwill; risk of successful refinancing if required; non-performance by, or insolvency of, our suppliers or our customers; work stoppages or similar difficulties that could significantly disrupt our operations, and other labor disputes; challenges to our intellectual property portfolio; changes in accounting standards that impact our financial statements; difficulties in developing, maintaining or upgrading information technology systems; the adequacy of our capital resources for future acquisitions; our ability to successfully combine our operations with any businesses we have acquired or may acquire; effective tax rates and timing and amounts of tax payments; and our exposure to a recession. Additionally, there may be other factors that could cause our actual results to differ materially from the forward-looking statements.

PART I.

Item 1.	Business

The Company

Affinia is a global leader in the on and off-highway replacement products and services industry, which is also referred to as the aftermarket . We derive approximately 96% of our sales from this industry and, as a result, are not directly affected by the market cyclicality of the automotive original equipment manufacturers (“OEM”). Our company products consist primarily of brake, chassis, and filtration products. The following charts illustrate the aggregation of net sales by product grouping together with a representative brand and the concentration of On and Off-Highway replacement product sales and OEM sales.

Our brands include WIX®, Raybestos®, McQuay-Norris®, Nakata®, Quinton Hazell®, Filtron® and Brake Pro® . Additionally, we provide private label offerings for NAPA®, CARQUEST®, ACDelco® and other customers and co-branded offerings for Federated Auto Parts (“Federated”) and Automotive Distribution Network (“ADN”). For the year ended December 31, 2008, our net sales were approximately $2.2 billion.

History and Ownership

Affinia Group Inc., a Delaware corporation formed on June 28, 2004 and controlled by affiliates of The Cypress Group L.L.C. (“Cypress”), entered into a stock and asset purchase agreement, as amended (the “Purchase Agreement”), with Dana Corporation (“Dana”). Affinia Group Inc. is a wholly-owned subsidiary of Affinia Group Intermediate Holdings Inc. The Purchase Agreement provided for the acquisition by Affinia Group Inc. of substantially all of Dana’s aftermarket business operations (the “Acquisition”). The Acquisition was completed on November 30, 2004, for a purchase price of $1.0 billion.

All references in this report to “Affinia,” “Company,” “we,” “our,” and “us” mean, unless the context indicates otherwise, Affinia Group Intermediate Holdings Inc. and its subsidiaries on a consolidated basis.

As a result of the Acquisition, investment funds controlled by Cypress hold approximately 61% of the common stock of Affinia Group Holdings Inc. (“Affinia Group”), which directly owns 100% of our common stock, and therefore Cypress controls us. The other Affinia Group Holdings Inc. initial investors are the following: OMERS Administration Corporation (formerly known as Ontario Municipal Employees Retirement Board), California State Teachers Retirement System, The Northwestern Mutual Life Insurance Company and Stockwell Capital.

On December 15, 2005, Affinia Group, our parent company, entered into stockholder and other agreements with certain officers, directors and key employees (collectively, the “Executives”) of the Company, pursuant to which those Executives purchased an aggregate of 9,520 shares (the “Shares”) of Affinia Group’s common stock for $100 per Share in cash. Affinia Group received aggregate proceeds of $952,000 as a result of the offering, which was made pursuant to the Affinia Group’s 2005 Stock Incentive Plan. Affinia Group purchased from key Executives 250 shares and 1,600 shares in 2007 and 2008, respectively. Therefore, as of December 31, 2008 the Executives owned 7,670 shares, which aggregates to $767,000 of proceeds.

On October 30, 2008, Affinia Group authorized 9.5% Class A Convertible preferred stock, with an initial issuance price of $1,000 per share, consisting of 150,000 shares. There were 51,475 shares issued on October 31, 2008 to our investors and certain Management and Directors. The proceeds from the issuance of preferred shares were contributed to Affinia Acquisition LLC and were utilized to purchase HBM Investment Limited (“HBM”), which subsequently changed its name to Affinia Hong Kong Limited.

Ownership Structure

(1)	The guarantors of the outstanding senior subordinated notes guarantee our senior credit facilities on a senior secured basis.

(2)	The receivables facility provides for up to $100 million of funding, based on availability of eligible receivables. Because sales of receivables under the receivables facility depend on the availability of eligible receivables, the amount of available funding under such facility fluctuates over time. See “Management’s Discussion and Analysis of Financial Conditions and Results—Liquidity and Capital Resources” and “Note 9. Securitization of Accounts Receivable.”

(3)	Affinia Acquisition LLC purchased 85% of the equity interests in HBM as of October 31, 2008. HBM subsequently changed its name to Affinia Hong Kong Limited. Affinia Group Holdings Inc. owns 95% of Affinia Acquisition LLC and Affinia Group Inc. owns the remaining 5% interest. The Financial Accounting Standards Board’s Financial Interpretation No. (“FIN”) 46R, Consolidation of Variable Interest Entities an Interpretation of ARB 51 (“FIN 46”), requires the “primary beneficiary” of a variable interest entity (“VIE”) to include the VIE’s assets, liabilities and operating results in its consolidated financial statements. Based on the criteria for consolidation of VIEs, we determined that Affinia Group Inc. is deemed the primary beneficiary of Affinia Acquisition LLC. Therefore, the consolidated financial statements within this report include Affinia Acquisition LLC and its subsidiaries.

(4)	Affinia Group Holdings Inc. received $51 million in return for preferred stock from Cypress, Co-investors and management. Affinia Group Holdings Inc. contributed $50 million of the $51 million to Affinia Acquisition LLC to purchase 85% of the equity interests in HBM also referred to as Affinia Hong Kong Limited.

On June 30, 2008, Affinia entered into a Shares Transfer Agreement with Mr. Zhang Haibo for the purchase by Affinia of 85% of the equity interests (the “Acquired Shares”) in HBM. HBM is the sole owner of Longkou Haimeng Machinery Company Limited (“Haimeng”), a drum and rotor manufacturing company located in Longkou City, China. Affinia Acquisition LLC, an affiliate, completed the purchase of the Acquired Shares on November 6, 2008, with an effective date of October 31, 2008.

Overview

Our extensive product offering fits nearly every car, truck, off-highway and agricultural make and model on the road, allowing us to serve as a full line supplier to our customers for our product categories. These customers primarily comprise large aftermarket distributors and retailers selling to professional technicians or installers. Our customer base also includes original equipment service

(“OES”) participants such as ACDelco. Many of our customers are leading aftermarket companies, including NAPA, CARQUEST, Aftermarket Auto Parts Alliance (the “Alliance”), Uni-Select Inc., O’Reilly Auto Parts, and Federated Auto Parts. As an active participant in the aftermarket for more than 60 years, we have developed many long-standing customer relationships.

We derived approximately 96% of our 2008 net sales from the on and off-highway replacement products and services industry, which is also referred to as the aftermarket. We believe that the aftermarket will continue to grow as a result of increases in the light vehicle population and the average age of light vehicles. The aftermarket sales have grown due to the overall vehicle fleet mix consisting of more SUVs and light trucks. SUVs and the light truck sales have decreased in recent years due to higher energy costs; however, the overall fleet mix is still at the highest level it has been in any 10 year period. SUVs and lighter trucks place greater wear on components such as brake systems and chassis components. According to Automotive Aftermarket Industry Association, the U.S. aftermarket was forecasted to grow by 2% during 2008 and it grew by 4% in 2007.

Sales by Region

Our broad range of brake, chassis and filtration products are primarily sold in North America, Europe and South America. We are also focusing on expanding manufacturing capabilities globally to position Affinia to take advantage of global growth opportunities. With Affinia Acquisition LLC purchasing Affinia Hong Kong Limited we are well positioned in Asia. In the future we plan to sell our broad product offering in China and other Asian markets. The percentage of sales by geographic region for 2008 is outlined in the chart below (For information about our segments refer to Note 18 Segment Information, which is included in Item 8 of this report).

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

Over the last several years, domestic production has been diminishing due to price sensitivity in the market. To meet our customers’ needs and continue to be a leader in the aftermarket we have initiated restructuring plans to consolidate domestic production and shift a significant portion of our manufacturing base to lower cost countries. We have opened new facilities in China, Ukraine, Mexico, and India. In addition, we manufacture and distribute our products in over 18 countries and we also export to many other countries. Not only do we plan to increase our manufacturing capabilities globally, but we also intend to grow our business in those new markets. To continue to be a full product line leader in our industry we will continue to research and develop, design, and manufacture products globally.

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

Europe

In Europe, we have two significant operations: Filtron, which manufactures filters in Poland and Ukraine, and Quinton Hazell which manufactures and distributes aftermarket products throughout Europe. We believe Filtron holds the #1 position in filters in Poland. Over 50% of Filtron products are exported to Germany, Great Britain, France, Ireland, Sweden, Switzerland, Russia, Italy, Bulgaria, the Czech Republic, Ukraine, Hungary, the United States and Africa. Quinton Hazell designs, manufactures, purchases and distributes a wide range of aftermarket replacement motor vehicle products for customers throughout the United Kingdom and Continental Europe, primarily under the Quinton Hazell brand name. It is focused on supplying Europe’s independent regional aftermarket suppliers as a “one-stop shop.” Its products include cooling, transmission, steering and suspension, brake, shock absorber, electrical and filter products. In addition to the Quinton Hazell brand, Quinton Hazell supplies products under nine other subordinate brands targeting specific industry segments and/or geographies.

Asia

The acquisition of Haimeng by Affinia’s affiliate significantly expands Affinia’s worldwide manufacturing capacity for high-quality brake components. Haimeng operates drum and rotor manufacturing facilities comprising over one million square feet. This acquisition also provides Affinia with a strategic opportunity for continued market expansion through Haimeng’s current aftermarket customer base in Asia and Europe.

We also entered into a joint venture in India with MAT Holdings Inc, over a year ago to manufacture brake friction products. The facility in India has been completed and the initial testing and manufacturing of brake friction products began during the fourth quarter of 2008.

Restructuring

    In 2005, we announced two restructuring plans: (i) a restructuring plan that we announced at the beginning of 2005 as part of the Acquisition, referred to as the acquisition restructuring and (ii) a restructuring plan that we announced at the end of 2005, referred to as the comprehensive restructuring. During the last three years we have rationalized and consolidated many of our facilities and have shifted some production to low cost sources. We have closed 41 facilities over the last four years in connection with the restructuring plans. We completed the acquisition restructuring plan in 2005 and we anticipate finishing the comprehensive restructuring plan by the end of 2009. As of the end of 2008, we have incurred restructuring costs of $141 million, and forecast that we will incur another $21 million to completion, for a total of $162 million, $10 million higher than the planned $152 million. The major components of the plan have been and will continue to be employee severance costs, asset impairment charges related to fixed assets, and other costs such as environmental remediation, site clearance and repair costs, each of which should represent approximately 43%, 18% and 39%, respectively, of the total $162 million restructuring expense.

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

We believe the overall U.S. motor vehicle aftermarket, excluding tires, was approximately $267 billion in sales in 2008. We are one of the largest participants, offering a full line of quality products within these product categories. To facilitate efficient inventory management, many of our customers rely on larger suppliers like us to have full line product offerings, consistent value-added services and timely delivery. There are important advantages to having meaningful size and scale in the aftermarket, including the ability to support significant distribution operations, offer sophisticated supply chain management capabilities and provide broad product line offerings.

In general, aftermarket industry participants can be categorized into three major groups: (1) manufacturers of parts, (2) distributors of replacement parts (without manufacturing capabilities) and (3) installers, both professional and Do-It-Yourself (“DIY”). Distributors purchase products from manufacturers and sell them to wholesale or retail operations, which in turn sell them to installers.

The distribution business is comprised of the (1) traditional, (2) retail and (3) OES channels. Typically, professional installers purchase their products through the traditional channel, and DIY mechanics purchase products through both traditional and retail stores. The traditional channel includes such well-known distributors as NAPA, CARQUEST, Federated, the Alliance, Uni-Select and ADN. Through a network of distribution centers, these distributors sell primarily to owned or affiliated stores, which in turn supply professional installers. The retail sector includes merchants such as Advance Auto Parts and Canadian Tire. OES channels consist primarily of new vehicle manufacturers’ service departments at new vehicle dealerships.

We believe that the growth in aftermarket product sales has been driven by the following key factors:

Increasing Light Vehicle Population. U.S. light vehicle population has been increasing steadily in recent years, driven principally by population growth and the increase in average vehicles in service per person. As of 2007, there were over 241 million vehicles in operation in the United States. This figure has risen steadily over the period, increasing 19% from approximately 208 million vehicles in use in 1999.

Increasing Average Age of Vehicles. As of 2007, the average light vehicle age in the United States was approximately 9.7 years, compared to an average of approximately 8.5 years in 1997. As average vehicle age continues to rise, the use of aftermarket parts is expected to continue to increase.

Average and Total Miles Driven. In the United States, total light vehicle miles driven rose from 2.5 trillion in 1997 to 3.0 trillion in 2007. We believe, according to industry sources, that average annual miles driven decreased by 0.3% in 2007.

Increase in number of SUVs, Cross-Over Vehicles and Light Trucks. The Automotive Aftermarket Industry Association estimates that the number of SUVs, light trucks and crossover vehicles currently in operation in the United States has increased 54% from 1997 to 2007. Since the current fleet mix consists of larger and heavier vehicles which place more wear on brake systems and chassis components, increases in the number of these vehicles are expected to result in corresponding growth in the sale of aftermarket brake and chassis components. SUVs and the lighter truck sales have decreased recently due to higher energy costs; however, the overall fleet mix is still at the highest level it has been in any 10 year period. We expect the increasing prevalence of light trucks to increase the demand for filtration products due to increased use of diesel engines in trucks, which require more complex filtration and more frequent maintenance. Also, the percentage of light vehicles in operation that use disc brakes, rather than drum brakes, continues to grow and is eventually expected to include all light vehicles. Smaller and lighter weight disc brake systems have shorter operational lives than drum brakes, and therefore require more frequent replacement.

Products

Our principal product areas are described below:

Product	2008 Net Sales (Dollars in Millions)	Percent of 2008 Net Sales	Representative Brands	Product Description
Filtration products	$727	33%	WIX, FILTRON, NAPA and CARQUEST	Oil, fuel, air, hydraulic and other filters for light-, medium- and heavy-duty on and off-highway vehicle applications
Brake products	684	31%	Raybestos, NAPA, CARQUEST, AIMCO and ACDelco	Drums, rotors, calipers, pads and shoes and hydraulic components
Commercial Distribution South America products	368	17%	Nakata, Urba	Steering, suspension, driveline components, brakes, fuel and water pumps and other aftermarket products
Commercial Distribution European products	263	12%	Quinton Hazell and other	Cooling, transmission, steering and suspension, brake, shock absorber, electrical and filter products
Chassis products	155	7%	Raybestos*, Spicer* Chassis, NAPA Chassis, McQuay-Norris, ACDelco and Nakata	Steering, suspension and driveline components
Eliminations and other	(19)

Total net sales	$2,178

•	We started utilizing the aftermarket name of Raybestos on the sale of our Chassis products as we transition from the use of the Spicer name

Filtration Products. We are a leading designer, manufacturer, marketer and distributor of a broad range of filtration products for the aftermarket. Based on 2008 net sales, we believe we hold the #1 market position in North America. In addition, we also manufacture filtration products in Europe and South America. We are one of the few aftermarket suppliers of both heavy-duty and light-duty filters, which helps secure our leading market position. Our filtration product lines include oil, fuel, air and other filters for automobiles, trucks and off-road equipment. We sell our filtration products primarily into the traditional channel and, to a lesser extent, into the OES channel.

Under our well-known WIX brand, we offer automotive, diesel, agricultural, industrial and specialty filter applications. WIX is the #1 filter for cars on the NASCAR circuit and an exclusive NASCAR Performance Product. We also provide a comprehensive private label product offering to our two largest customers, NAPA and CARQUEST. We also sell our filters under the Filtron brand in Europe.

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

Brake Products. We are a leading designer, manufacturer, marketer and distributor of a broad range of brake products for the aftermarket. Based on 2008 net sales, we believe we hold the #1 market position in North America for brake components. Our products include master cylinders, wheel cylinders, hardware and hydraulics, drums, shoes, linings, bonded/riveted segments, rotors, brake pads, calipers and castings. We sell our brake products into the three primary distribution channels—traditional, retail and OES.

We have an extensive offering of high quality, premium brake products. These brake products are sold under our leading premium brand name, Raybestos. We believe the Raybestos brand is the most recognized brake product brand in the aftermarket. In addition to our own brands, we also provide private label offerings for NAPA, CARQUEST, ACDelco and other customers and co-branded offerings for Federated Auto Parts (“Federated”) and Automotive Distribution Network (“ADN”).

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

Commercial Distribution South America Products. We manufacture and/or distribute products in Brazil and Argentina, including: pumps, universal joint kits, axle sets, shocks, steering and suspension parts. We believe we hold the number three position as a distributor of aftermarket parts in Brazil and the number one position in several product lines.

Commercial Distribution European Products. We manufacture and/or distribute a variety of products including cooling, transmission, steering and suspension, brake, shock absorber, electrical and filter products. In addition to the Quinton Hazell brand, Quinton Hazell supplies products under nine other subordinate brands targeting specific industry segments and/or geographies. Our European products consist of our Quinton Hazell European parts supplier. Quinton Hazell designs, manufactures, purchases and distributes a wide range of aftermarket replacement motor vehicle products for customers throughout the United Kingdom and Continental Europe, primarily under the Quinton Hazell brand name. It is focused on supplying Europe’s independent regional aftermarket suppliers as a “one-stop shop.”

Chassis Products. We are a leading designer, manufacturer, marketer and distributor of a broad range of chassis products for the aftermarket. Based on 2008 net sales, we believe we hold the #2 market position in North America for chassis products. Our chassis parts include steering, suspension and driveline products such as ball joints, tie rods, Pitman arms, idler arms, drag links, control arms, center links, stabilizers and other related parts. In addition to our own brands, including Nakata, Raybestos and McQuay-Norris, we provide private label products for NAPA and other customers. We sell our chassis products into the three primary distribution channels—traditional, retail and OES.

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

Sales Channels and Customers

We distribute our products across several sales channels, including traditional, retail and OES channels. Our ten largest customers accounted for approximately 52% of our net sales in 2008, with approximately 24% and 7% derived from our two largest customers, NAPA and CARQUEST, respectively (See “Risk Factors—Our Business would be materially and adversely affected if we lost any of our larger customers”). During 2008, we derived 52% of our net sales from the United States and 48% of our net sales from other countries.

We have maintained long-standing relationships with many of our top customers. Some of our most significant customers include NAPA, CARQUEST, ADN, Federated, the Alliance, and O’Reilly each of which is a key player in the aftermarket. O’Reilly Automotive, Inc. (“O’Reilly”) is one of the largest specialty retailers and wholesalers of automotive aftermarket parts, tools, supplies, equipment and accessories in the United States, selling products to both do-it-yourself (DIY) customers and professional installers. O’Reilly Automotive, Inc. merged with CSK Auto Corporation (“CSK”) on July 11, 2008 (as combined “O’Reilly”). As a result of the merger the combined company is now one of our larger customers.

The following table provides a description of the primary sales channels to which we supply our products:

Primary Sales Channels	Description	Customers

Traditional	Warehouses and distribution centers that supply local distribution outlets, which sell to professional installers.	NAPA, CARQUEST, Federated, ADN, the Alliance and Uni-Select

OES	Vehicle manufacturers and service departments at vehicle dealerships.	ACDelco, Robert Bosch, TRW Automotive and DaimlerChrysler

Retail and Mass Merchant	Retail stores, including national chains that sell replacement parts directly to consumers (the DIY market) and to some professional installers.	Advance Auto Parts and Canadian Tire

The traditional channel is important to us because it is the primary source of products for professional installers. We believe that the quality and reputation of our brands for form, fit, and functional quality promotes significant demand for our products from these installers and throughout the aftermarket supply chain. We have many long-standing relationships with leading distributors in the traditional channel such as NAPA and CARQUEST, for whom we have manufactured products for 41 and 19 years, respectively.

The retail channel has historically provided us with steadily increasing revenue streams. As retailers become increasingly focused on consolidating their supplier base, we believe that our broad product offering, product quality, sales and marketing support and customer service capabilities make us more valuable to these customers.

Recently, automobile dealerships have begun providing “all-makes” service whereby dealers will service a vehicle even if they do not sell the make or model being serviced. These dealerships can choose to purchase competitive components from aftermarket suppliers. We believe the volumes generated by OES customers, especially in brakes, may provide an opportunity for sales growth.

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

Intellectual Property

The Company strategically manages its portfolio of patents, trade secrets, copyrights, trademarks and other intellectual property.

We maintain and have pending in excess of 300 patents and patent applications on a worldwide basis. These patents expire over various periods into the year 2028. The Company does not materially rely on any single patent, nor will the expiration of any single patent materially affect the Company’s business. The Company has proprietary trade secrets, technology, know-how, processes, and other intellectual property rights that are not registered.

Trademarks are important to the Company’s business activities. The Company has a robust worldwide program of trademark registration and enforcement to maintain and strengthen the value of the trademarks and prevent the unauthorized use of the trademarks. The RAYBESTOS and WIX trade names are highly recognizable to the public and are valuable assets. Additionally, the Company uses numerous other trademarks which are registered worldwide. We maintain more than 1,100 active trademark registrations and applications worldwide.

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

In connection with our global strategy we have been developing new sources for raw materials and finished goods. With our commitment to globalization, we are subject to increases in freight costs due to rising oil prices. During 2008 oil prices increased in the first three quarters and subsequently decreased in the fourth quarter. The increase in oil prices during the first three quarters of 2008 had a negative affect on products such as filtration media and oil based products. The U.S. dollar weakened during the first three quarters and strengthened during the fourth quarter. The weakening of the U.S. dollar during the first three quarters of 2008 has also had a negative impact on the purchasing of raw materials and finished goods from our international sources. Subsequently, the U.S. dollar strengthened during the fourth quarter. We will continue to review our purchasing and sourcing strategies for opportunities to reduce costs.

Seasonality

In general, the Company’s products and service offerings are not seasonal in nature, although certain of our operating companies experience modest seasonal increases and decreases with respect to products and services supplied to particular end-use customers. In a typical year, we build inventory during the first and second quarters to accommodate our peak sales during the second and third quarters. Our working capital requirements therefore tend to be highest from March through August. In periods of weak sales, inventory can increase beyond typical seasonal levels, as our product delivery lead times are less than two days while certain components we purchase from overseas require lead times of approximately 90 days.

Backlog

Substantially all of the orders on hand at December 31, 2008 are expected to be filled during 2009. The Company does not view its backlog as being insufficient, excessive or problematic, or a significant indication of 2009 sales.

Research and Development Activities

We provide information regarding our research and development activities in Note 3 to our consolidated financial statements, which is included in Item 8 of this report.

Competition

The brake aftermarket is comprised of several large manufacturers: our Company, Federal Mogul Corp. under the brand name Wagner, Genuine Parts Co. under the brand name Rayloc, Honeywell International Inc. under the brand name Bendix, and Cardone Industries, Inc. under the brand name A1 Cardone. The light-duty filter aftermarket is comprised of several large U.S. manufacturers: our Company, United Components, Inc. under the brand name Champ, Honeywell International Inc. under the FRAM brand and Purolator Filters NA LLC under the Purolator brand, along with several international light-duty filter suppliers. The heavy-duty filter aftermarket is comprised of several manufacturers: our Company, Cummins, Inc. under the brand name Fleetguard, CLARCOR Inc. under the brand name Baldwin, and Donaldson Company Inc. under the brand name Donaldson. The chassis aftermarket is comprised primarily of two large U.S. manufacturers: our Company and Federal Mogul Corp. under the brand name Moog, along with some international chassis suppliers. We compete on, among other things, quality, price, service, brand reputation, delivery, technology and product offerings.

Employees

As of December 31, 2008, we had 10,576 employees, of whom 5,436 were employed in North America, 1,843 were employed in Asia, 1,684 were employed in Europe, and 1,613 were employed in South America. Approximately 26% of our employees are salaried and the remaining 74% of our employees are hourly. As of December 31, 2008, approximately 3.1% of our 3,805 U.S. employees and approximately 15.7% of our 459 Canadian employees were represented by unions. We consider our relations with our employees to be good.

Environmental Matters

We are subject to a variety of federal, state, local and foreign environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the emission of noise and odors, the management and disposal of hazardous substances or wastes, the clean-up of contaminated sites and human health and safety. Some of our operations require environmental permits and controls to prevent or reduce air and water pollution, and these permits are subject to modification, renewal and revocation by issuing authorities. Contamination has been discovered at certain of our owned properties, which is currently being monitored and/or remediated. We are not aware of any contaminated sites which we believe will result in material liabilities; however, the discovery of additional remedial obligations at these or other sites could result in significant liabilities. The Financial Accounting Standards Board (the “FASB”) issued FIN 47, Accounting for Conditional Asset Retirement Obligations, which we adopted effective December 31, 2005. FIN 47 requires that a liability for the fair value of an Asset Retirement Obligation (“ARO”) be recognized in the period in which it is incurred if it can be reasonably estimated, with the offsetting associated asset retirement costs capitalized as part of the carrying amount of the long-lived asset.

In addition, many of our current and former facilities are located on properties with long histories of industrial or commercial operations. Because some environmental laws can impose liability for the entire cost of clean-up upon any of the current or former owners or operators, regardless of fault, we could become liable for investigating or remediating contamination at these properties if contamination requiring such activities is discovered in the future. We have incurred environmental remediation costs associated with the comprehensive restructuring and the acquisition restructuring.

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

Continued volatility and disruption to the global capital and credit markets may adversely affect our results of operations and financial condition, as well as our ability to access credit and may adversely affect the financial soundness of our customers and suppliers.

Recently, the global capital and credit markets have been experiencing a period of unprecedented turmoil and upheaval, characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. These conditions could adversely affect the demand for our products and services and, therefore, reduce purchases by our customers, which would negatively affect our revenue growth and cause a decrease in our profitability. In addition, interest rate fluctuations, financial market volatility or credit market disruptions may limit our access to capital, and may also negatively affect our customers’ and our suppliers’ ability to obtain credit to finance their businesses on acceptable terms. As a result, our customers’ need for and ability to purchase our products or services may decrease, and our suppliers may increase their prices, reduce their output or change their terms of sale. If our customers’ or suppliers’ operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, our customers may not be able to pay, or may delay payment of, accounts receivable owed to us, and our suppliers may restrict credit or impose different payment terms. Any inability of customers to pay us for our products and services, or any demands by suppliers for different payment terms, may adversely affect our earnings and cash flow.

If the economic conditions do not improve or continue to deteriorate, our results of operations or financial condition could be adversely affected and could lead to a breach of covenants in 2009 of our senior credit facilities that are tied to ratios based on financial performance. Such a breach could result in a default under those facilities and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under our indenture and trade accounts receivable securitization program. Additionally, under the indenture, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on financial performance.

Our substantial leverage could harm our business by limiting our available cash and our access to additional capital and, to the extent of our variable rate indebtedness, exposing us to interest rate risk.

As a result of the Acquisition in 2004, we are highly leveraged. This leverage may limit our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions, restructuring and general corporate or other purposes, limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our less leveraged competitors. Further volatility in the credit markets could adversely impact our ability to obtain favorable terms on financing in the future. In addition, a substantial portion of our cash flows from operations must be dedicated to the payment of principal and interest on our indebtedness and is not available for other purposes, including our operations, capital expenditures and future business opportunities. Certain of our borrowings, including borrowings under our senior credit facilities, are at variable rates of interest, exposing us to the risk of increased interest rates. We may be more vulnerable than a less leveraged company to a downturn in the general economic conditions or in our business, or we may be unable to carry out capital spending that is important to our growth.

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

For the year ended December 31, 2008, approximately 24% and 7% of our net sales were to NAPA and CARQUEST, respectively. To compete effectively, we must continue to satisfy these and other customers’ pricing, service, technology and increasingly stringent quality and reliability requirements. Additionally, our revenues may be affected by decreases in NAPA’s or CARQUEST’s business or market share. Consolidation among our customers may also negatively impact our business. We cannot provide any assurance as to the amount of future business with these or any other customers. While we intend to continue to focus on retaining and winning these and other customers’ business, we may not succeed in doing so. Although business with any given customer is typically split among numerous contracts, the loss of, or significant reduction in purchases by, one of those major customers could materially and adversely affect our business, results of operations and financial condition.

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

As a result of the consolidation driven by improved logistics and data management, distributors have reduced their inventory levels, which have reduced and could continue to reduce our sales.

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

We have significant manufacturing operations outside the United States, including joint ventures and other alliances. In 2008, approximately 48% of our net sales originated outside the United States. Risks inherent in international operations include:

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

We are subject to a substantial number of costly regulations. In particular, we are required to comply with frequently changing and increasingly stringent requirements of federal, state and local environmental and occupational safety and health laws and regulations in the United States and other countries, including those governing emissions to air, discharges to air and water, and the creation and emission of noise and odor; the generation, handling, storage, transportation, treatment and disposal of waste materials; and the cleanup of contaminated properties and occupational health and safety. We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, third party property damage or personal injury claims, or costs to upgrade or replace existing equipment, as a result of violations of or liabilities under environmental, health and safety laws or non-compliance with environmental permits required at our facilities. In addition, many of our current and former facilities are located on properties with long histories of industrial or commercial operations. Because some environmental laws can impose joint and several liability for the entire cost of cleanup upon any of the current or former owners or operators, regardless of fault, we could become liable for investigating and/or remediating contamination at these properties if contamination requiring such activities is discovered in the future. We cannot assure that we have been, or will at all times be, in complete compliance with all environmental requirements, or that we will not incur material costs or liabilities in connection with these requirements in excess of amounts we have reserved. In addition, environmental requirements are complex, change frequently and have tended to become more stringent over time. These requirements may change in the future in a manner that could have a material adverse effect on our business, results of operations and financial condition. We have made and will continue to make expenditures to comply with environmental requirements. These requirements, responsibilities and associated expenses and expenditures, if they continue to increase, could have a material adverse effect on our business and results of operations. While our costs to defend and settle claims arising under environmental laws in the past have not been material, we cannot assure you that this will remain so in the future. For more information about our environmental compliance and potential environmental liabilities, see “Item 1. Business—Environmental Matters” and “Item 3. Legal Proceedings.”

Increasing crude oil and energy prices could reduce global demand for and use of automobiles and increase our costs, which could have an adverse effect on our profitability.

Material increases in the price of crude oil have, historically, been a contributing factor to the periodic reduction in the global demand for and use of automobiles. An increase in the price of crude oil could reduce global demand for and use of automobiles and continue to shift customer demand away from larger cars and light trucks (including SUVs), which we believe have more frequent replacement intervals for our products, which could have an adverse effect on our profitability. Further, as higher gasoline prices result in a reduction in discretionary spending for auto repair by the end users of our products, our results of operations have been, and could continue to be, impacted. Additionally, higher gasoline prices also have an adverse impact on our freight expenses.

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

As of December 31, 2008, 117 U.S. employees and 72 of our Canadian employees were represented by unions. It is possible that our workforce will become more unionized in the future. We may be subject to work stoppages and may be affected by other labor disputes. A work stoppage at one or more of our plants may have a material adverse effect on our business. Unionization activities could also increase our costs, which could have an adverse effect on our profitability.

Additionally, a work stoppage at one of our suppliers could adversely affect our operations if an alternative source of supply were not readily available. Stoppages by employees of our customers also could result in reduced demand for our products.

Our intellectual property portfolio is subject to legal challenges.

We have developed and actively pursue developing a considerable amount of proprietary technology in the automotive industry and rely on intellectual property laws and a number of patents to protect such technology. In doing so, we incur ongoing costs to enforce and defend our intellectual property. We also face increasing exposure to the claims of others for infringement of intellectual property rights. We cannot assure you that we will not incur material intellectual property claims in the future or that we will not incur significant costs or losses related to such claims. We also cannot assure that our proprietary rights will not be invalidated or circumvented.

We may not be able to successfully respond to changing distribution channels for aftermarket products.

Major aftermarket retailers, such as O’Reilly and Advance Auto Parts, are attempting to increase their commercial sales by selling directly to automotive parts installers in addition to individual consumers. These installers have historically purchased from local warehouse distributors and jobbers, who are our more traditional customers. We cannot assure that we will be able to maintain or increase aftermarket sales through increasing our sales to retailers.

Our success depends in part on our development of improved products, and our efforts may fail to meet the needs of customers on a timely or cost-effective basis.

Our continued success depends on our ability to maintain advanced technological capabilities, machinery and knowledge necessary to adapt to changing market demands as well as to develop and commercialize innovative products. We cannot assure that we will be able to develop new products as successfully as in the past or that we will be able to keep pace with technological developments by our competitors and the industry generally. In addition, we may develop specific technologies and capabilities in anticipation of customers’ demands for new innovations and technologies. If such demand does not materialize, we may be unable to recover the costs incurred in such programs. If we are unable to recover these costs or if any such programs do not progress as expected, our business, financial condition or results of operations could be adversely affected.

The introduction of new and improved products and services may reduce our future sales.

Improvements in technology and product quality may extend the longevity of automotive parts and delay aftermarket sales. In particular, in our oil filter business the introduction of oil change indicators and the use of synthetic motor oils may extend oil filter replacement cycles. The introduction of electric, fuel cell and hybrid automobiles may pose a long-term risk to our business because these vehicles may alter demand for our primary product lines. In addition, the introduction by Original Equipment Manufacturers (“OEMs”) of increased warranty and maintenance service initiatives, which are gaining popularity, have the potential to decrease the demand for our products in the traditional and retail sales channels.

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

We may, from time to time, consider acquisitions of complementary companies such as Affinia Hong Kong Limited, products or technologies. Acquisitions involve numerous risks, including difficulties in the assimilation of the acquired businesses, the diversion of our management’s attention from other business concerns and potential adverse effects on existing business relationships with current customers and suppliers. In addition, any acquisitions could involve the incurrence of substantial additional indebtedness. We cannot assure that we will be able to successfully integrate any acquisitions that we pursue or that such acquisitions will perform as planned or prove to be beneficial to our operations and cash flow. Any such failure could seriously harm our business, financial condition and results of operations.

We may be required to recognize impairment charges for our long-lived assets.

At December 31, 2008, the net carrying value of long-lived assets (property, plant and equipment) totaled approximately $208 million. In accordance with generally accepted accounting principles, we periodically assess our long-lived assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may result in charges to long-lived asset impairments.

Future impairment charges could significantly affect our results of operations in the periods recognized. Impairment charges would also reduce our consolidated net worth and increase our debt to total capitalization ratio, which could negatively impact our access to the public debt and equity markets.

We could be required to record a material non-cash charge to income if our recorded intangible assets or goodwill is impaired, or if we shorten intangible asset useful lives.

We have $221 million of recorded intangible assets and goodwill on our consolidated balance sheet as of December 31, 2008. These assets may become impaired with the loss of significant customers or a decline of profitability. In assessing the recoverability of goodwill, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective reporting unit. If these estimates or related projections change in the future, we may be required to record impairment charges for goodwill at that time. If our Trade names carrying values exceed fair value we will be required to record an impairment charge.

While our intangibles with definite lives may not be impaired, the useful lives are subject to continual assessment, taking into account historical and expected losses of relationships that were in the base at time of acquisition. This assessment may result in a reduction of the remaining useful life of these assets, resulting in potentially significant increases to non-cash amortization expense that is charged to our consolidated statement of operations. An intangible asset or goodwill impairment charge, or a reduction of amortization lives, could have an adverse effect on our results of operations.

We are subject to increasing pricing pressure from imports, particularly from low cost sources.

Price competition from other aftermarket manufacturers particularly those based in lower cost countries have historically played a role and may play an increasing role in the aftermarket sectors in which we compete. Pricing pressures have historically been more prevalent with respect to our brake products than our other products. While aftermarket manufacturers in these locations have historically competed primarily in markets for less technologically advanced products and manufactured a limited number of products, they are expanding their manufacturing capabilities to produce a broad range of lower cost, higher quality products and provide an expanded product offering. In the future, competitors in Asia may be able to effectively compete in our premium markets and produce a wider range of products which may force us to move additional manufacturing capacity offshore and/or lower our prices, reducing our margins and/or decreasing our net sales.

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

	Manufacturing facilities	Distribution & Warehouse facilities	Other facilities
United States	11	11	9
Canada	2	2	—
Mexico	7	1	1
Europe	6	17	4
South America	5	22	1
Asia	3	—	1

Total	34	53	16

The other facilities around the globe include 4 facilities that have been closed as part of our restructuring programs, 10 sales and administration offices and 2 non operational storage sites. Approximately 59% of our principal manufacturing facilities are brake production facilities, 23% are filtration production facilities, 3% are chassis production facilities, and 15% relates to other production facilities. Of the total number of principal manufacturing facilities, approximately 65% of such facilities are owned and 35% are leased.

Item 3.	Legal Proceedings

On March 31, 2008, a class action lawsuit was filed by S&E Quick Lube Distributors, Inc. of Utah against several auto parts manufacturers for allegedly conspiring to fix prices for replacement oil, air, fuel and transmission filters. Several auto parts companies are named as defendants, including Champion Laboratories, Inc., Purolator Filters NA LLC, Honeywell International Inc., Cummins Filtration Inc., Donaldson Company, Baldwin Filters Inc., Bosch USA., Mann + Hummel USA Inc., Arvinmeritor Inc., United Components Inc. and WIX Filtration Corp LLC (“Wix”), a subsidiary of Affinia. The lawsuit was filed in US District Court for the District of Connecticut and seeks damages and injunctive relief on behalf of a nationwide class of direct purchasers of filters. Since this initial complaint was filed, over 56 “tag-along” suits in multiple jurisdictions have been filed on behalf of both direct and indirect purchasers of automotive filtration products. Two suits have also been filed in the Canadian provinces of Ontario and Quebec. As a result, all U.S. lawsuits have been consolidated in a Multi-District Litigation Proceeding in Chicago, IL. Affinia believes that Wix did not have significant sales in this particular retail market at the relevant time periods so we currently expect any potential exposure to be immaterial.

The Company has various accruals for civil product liability and other costs. If there is a range of equally probable outcomes, we accrue the lower end of the range. The Company has $3 million and $1 million accrued as of December 31, 2007 and December 31, 2008, respectively. The accrual decreased by $2 million due to the settlement of a large patent infringement case in 2007, with a portion of the settlement amount being paid in the second quarter of 2008. There are no recoveries expected from third parties.

Item 4.	Submission of Matters to a Vote of Security Holders

On October 29, 2008, the Stockholders of Affinia Group by unanimous written consent consented to amending the Affinia Group Certificate of Incorporation to authorize the issuance of preferred stock.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Shares

No trading market for our common stock currently exists. As of March 6, 2009, our parent, Affinia Group Holdings Inc., was the sole holder of our common stock. The Company has never declared or paid any cash dividends on its common stock. We intend to retain all current and foreseeable future earnings to support operations. Our senior credit facilities and our senior subordinated notes indenture restrict our ability to pay cash dividends on our common stock. For information in respect of securities authorized under our equity compensation plan, see “Item 11. Executive Compensation.”

The following table provides information about Affinia Group Holdings Inc.’s shares of common stock that may be issued upon the exercise of options under its existing equity compensation plans as of December 31, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders(1):	181,785	$100.00	45,215

Total	181,785	$100.00	45,215

(1)	This plan consists of the Affinia Group Holdings Inc. 2005 Stock Incentive Plan. See “Item 11. Executive Compensation” for a description of the plan.

Item 6.	Selected Consolidated and Combined Financial Data

Affinia Group Intermediate Holdings Inc. was formed in connection with the Acquisition. The financial statements included in this report are the combined financial statements of the aftermarket business of Dana before the Acquisition and the consolidated financial statements of Affinia Group Intermediate Holdings Inc. after the Acquisition. The financial data presented below for periods prior to the Acquisition are referred to as “Predecessor” and the financial data for periods after the Acquisition are referred to as “Successor.” The selected financial data have been derived from our financial statements. The financial data as of December 31, 2007 and 2008 and for the years ended December 31, 2006, 2007, and 2008 have been derived from the audited financial statements contained under “Item 8. Financial Statements and Supplementary Data.” The selected financial data as December 31, 2004, December 31, 2005 and December 31, 2006 and for the period from December 1, 2004 through December 31, 2004 and for the year ended December 31, 2005 have been derived from the audited financial statements of the Successor. The selected financial data as of November 30, 2004 and for the period from January 1, 2004 through November 30, 2004 have been derived from the audited financial statements of the Predecessor.

The data for the periods after the Acquisition in 2004 are therefore based on an allocation of the Acquisition purchase price, which is based on fair values of the assets acquired and liabilities assumed.

You should read the following data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.” (Dollars in Millions)

	Predecessor	Successor
	January 1 to November 30,	December 1, to December 31,	Year Ended December 31,
	2004	2004	2005	2006	2007	2008
Statement of income data:
Net sales	$1,934	$155	$2,132	$2,160	$2,138	$2,178
Cost of sales	(1,657)	(137)	(1,837)	(1,784)	(1,759)	(1,777)

Gross profit	277	18	295	376	379	401
Selling, general and administrative expenses	(234)	(21)	(261)	(332)	(325)	(325)
Income from settlement(1)	—	—	—	—	15	—
Loss on disposition of Beck Arnley(2)	—	—	(21)	—	—	—

Operating profit (loss)	43	(3)	13	44	69	76
Other income, net	4	2	8	7	4	(4)
Interest expense	(2)	(5)	(55)	(59)	(59)	(56)

Income (loss) before taxes and minority interest	45	(6)	(34)	(8)	14	16
Income tax provision (benefit)	18	(2)	(4)	(3)	8	19
Minority interest, net of tax	—	—	—	—	—	—

Income (loss) from continuing operations	27	(4)	(30)	(5)	6	(3)
Income from discontinued operations net of tax	1	—	—	—	—	—

Net income (loss)	$28	$(4)	$(30)	$(5)	$6	$(3)

Statement of cash flows data:
Net cash (used in) from continuing operations:
Operating activities	$(7)	$58	$101	$22	$1	$48
Investment activities	(37)	(1,018)	(52)	(21)	(16)	(75)
Financing activities	42	996	(49)	(15)	—	51
Other financial data:
Capital expenditures	$44	$3	$35	$24	$30	$25
Depreciation and amortization	41	4	46	46	33	36
Balance sheet data (end of period):(3)
Cash and cash equivalents	$44	$80	$82	$70	$59	$77
Total current assets	1,091	988	907	896	970	994
Total assets	1,435	1,469	1,440	1,381	1,457	1,515
Total current liabilities	366	397	408	389	401	467
Total non-current liabilities and minority interest in consolidated subsidiaries	144	668	658	611	624	692
Shareholder’s equity	925	404	374	381	432	356

(1)	Affinia received a general unsecured nonpriority claim against Dana relating to a settlement in 2007. The claim was monetized for $15 million and was recorded as income from the settlement (Refer to Note 4 Settlement, which is included in Item 8 of this report).

(2)	On March 31, 2005, the Company completed the legal sale of its subsidiary, Beck Arnley Worldparts Corporation (“Beck Arnley”) to Heritage Equity Group, pursuant to a stock purchase agreement. In connection with the transaction, Affinia recognized a pre-tax loss on the sale of $21 million. The transaction did not qualify as a sale under accounting rules and could not be presented as a discontinued operation.

(3)	For presentation purposes, the various balance sheet line items as of November 30, 2004 within the table have not been modified to reflect the 2005 disposition of Candados Universales de Mexico, S.A. de C.V. (“Cumsa”) as such a presentation would not be materially different. The presentation of the various balance sheet line items as of December 31, 2005 and 2004 within the table does reflect the impact of the 2005 disposition of Cumsa.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in the discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and other non-historical statements in the discussion and analysis are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with “Forward-Looking Statements,” “Item 6. Selected Consolidated and Combined Financial Data” and “Item 8. Financial Statements and Supplementary Data.”

Company Overview

Affinia is a global leader in the on and off-highway replacement products and services industry. Our extensive aftermarket product offering fits nearly every car, truck, off-highway and agricultural make and model, allowing us to serve as a full line supplier to our customers. We derive approximately 96% of our sales from this industry and, as a result, are not directly affected by the market cyclicality of the automotive original equipment manufacturers. Our broad range of brake, filtration, chassis products and other products are sold globally. The following chart illustrates our increasing global diversity.

We believe our key global advantages as a leading on and off-highway replacement products and services company are our broad product offering, quality products, brand recognition (e.g., Wix and Raybestos), value-added services, and distribution and global sourcing capabilities. Due to these key advantages, we believe we hold the number one market position in North America in filtration products and in brake product sales and the number two market position in North America in chassis product sales. Additionally, we hold a significant presence in South America and Europe, which we believe is demonstrated by our number three position as a distributor of aftermarket products in Brazil, our number one position in filtration products in Poland and our leading position in other products in various other countries.

Both our Brazilian operations and Polish operations have grown significantly over the last few years. Our Brazilian operations sales have increased due partially to the gains in market share and currency translations gains. The following charts show the growth rate in sales of the Commercial Distribution South America, which is mainly comprised of our Brazilian operations, and our Poland and Ukraine Filtration growth (dollars in millions).

Among the value-added services we bring to our customers are our customer focused sales force, professional tech support, and e-cataloguing services. The value we bring to our customers has been recognized with numerous awards over the last several years. We believe that these key advantages strategically position us for growth globally.

Acquisition and Global Growth

During the fourth quarter of 2008 Affinia’s affiliate purchased an 85% ownership in Haimeng, which is one of the world’s largest drum and rotor manufacturing companies. Haimeng, which is the subsidiary of Affinia Hong Kong Limited, significantly expands Affinia’s worldwide manufacturing capacity for high-quality brake components. The acquisition also provides Affinia with a strategic opportunity for continued market expansion through Haimeng’s current aftermarket customer base in Asia and Europe. This new business venture clearly reinforces our commitment to excelling as a major global manufacturer of aftermarket products. We have purchased products from Haimeng for a number of years and can attest to the quality of its manufacturing assets and the talent of its staff and management team. The combination of Affinia and Haimeng gives us world-class manufacturing in China, while enhancing our market access for growth around the world.

We are also expanding our manufacturing capabilities globally through the following global growth opportunities:

•	The Affinia site in India has been completed and the initial testing and manufacturing of brake friction products began during the fourth quarter of 2008.

•

Our first filter manufacturing operation in Mexico opened in the third quarter of 2007. During 2008 the manufacturing operation was brought up to its full capabilities. This operation serves markets in both North America and Central America.

•	We opened a new filter manufacturing plant in Ukraine on April 1, 2007 to help meet increased demand for filtration products in Eastern Europe.

•

In November 2007, we purchased certain assets of Brake Pro, Ltd., a Canadian company, including the Brake Pro brand name, which is a highly respected name in the severe application and heavy duty product market. This purchase expanded our presence in the global heavy duty brake market, and the Brake Pro line gives us a product offering for severe duty applications such as waste handling equipment, logging equipment, construction vehicles and transit applications. During the first quarter of 2008, we began manufacturing Brake Pro branded products.

•

Prior to October 2007, we used the Raybestos brand name under a licensing agreement. During the month of October 2007, we purchased the Raybestos brand name from Raybestos Products Company. With the purchase of this brand name, we have acquired one of the premier brand names in the aftermarket industry that we can now use on a variety of products throughout the world. We recently began leveraging the Raybestos name on a new product line of hub assemblies and on our chassis product line.

Over the last several years, our brake products have experienced intensified competition from low cost offshore suppliers. To successfully compete in today’s global market-driven economy, Affinia is focused on becoming a world class global manufacturer and distributor of on and off-highway replacement products and services. Our comprehensive global restructuring plan is designed to meet the changing environment. We have closed 41 facilities during the last four years and have shifted some of our manufacturing base to countries such as China, India, Ukraine and Mexico.

Positioning through Restructuring

To successfully compete in today’s global market-driven economy, Affinia is focused on being a world class global manufacturer and distributor of on and off-highway replacement products and services. The focus in our first four years has been on positioning ourselves through our restructuring programs. We believe these efforts are necessary in order to remain a leader in the on and off-highway global replacement products and services industry.

Restructuring Activities

In our initial comprehensive restructuring plan announcement we expected the plan to be substantially complete by the end of 2007. We closed many facilities in 2006 and the first half of 2007. However, we were not able to meet the demand in 2007 for our new “1-2-3” brake product offering. To meet demand and retain our high standards for line fill, we were unable to proceed as quickly with the restructuring plan as originally expected. In connection with the comprehensive restructuring, we have recorded $141 million in restructuring costs to date. We recorded $23 million in 2005, $40 million in 2006, $38 million in 2007, and $40 million in 2008. We forecast that the comprehensive restructuring program will result in approximately $162 million in restructuring costs, which exceeds preliminary expectations of $152 million. We anticipate that we will incur approximately $21 million more in restructuring costs during 2009 to complete the closure of the previously announced facilities.

We have closed 41 facilities over the last four years in connection with our two restructuring plans. The acquisition restructuring plan commenced in 2005 and was mainly completed during that year. The comprehensive restructuring plan was announced in December 2005 and the following chart summarizes the significant activity of the plan.

Facility	Closure Announcement Date	Date Closed
Southampton (UK)	December 2005	2nd Qtr. 2006
Erie (PA)	March 2006	4th Qtr. 2006
North East (PA)	March 2006	4th Qtr. 2006
McHenry (IL)	March 2006	4th Qtr. 2006
Nuneaton (UK)	May 2006	3rd Qtr. 2007
St. Catharines (ON, Canada)	June 2006	4th Qtr. 2006
Cambridge (ON, Canada)	September 2006	1st Qtr. 2007
Cuba (MO)	October 2006	2nd Qtr. 2007
Mississauga (ON, Canada)	November 2006	4th Qtr. 2006
Sudbury (ON, Canada)	March 2007	2nd Qtr. 2007
Mishawaka (IN)	October 2007	2nd Qtr. 2008
El Talar (Argentina)	April 2008	2nd Qtr. 2008
Barcelona (Spain)	May 2008	4th Qtr. 2008
Litchfield (IL)	June 2008	Open
Dallas (TX)	June 2008	Open
Milton (ON, Canada)	June 2008	Open
Brownhills (UK)	May 2008	3rd Qtr. 2008
Balatas Plant in Mexico City (Mexico)	December 2008	Open

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

In addition, the end user of our products, who is most frequently a professional installer, requires consistently high quality products because it is industry practice to replace, free of any labor or service charge, malfunctioning parts. Despite these factors, our business is becoming more competitive as “value line” and offshore suppliers have tried to penetrate our customer base by targeting the highest volume part numbers in the value category, without offering full product line coverage or many value added services. In many cases, the presence of these lower priced parts has caused full-line suppliers either to reduce prices in their premium categories or introduce new, intermediate-priced product offerings. In many instances, full-line suppliers have also been required to move more of their sourcing and production of value products to offshore, lower cost locations to offset this trend. We estimate that a majority of our Brake product net sales are currently derived from products we consider to be premium products but this has been shifting to a more diverse mix of products.

In connection with the comprehensive restructuring, we have modified our hydraulic product offering from a premium line and a value line to one distinct product offering that most resembles the value line in cost but the premium line in product attributes. Secondly, for our drum and rotor product offering, we have retained the premium line but have expanded the coverage in our value line product offering. Lastly, for our friction product offerings we reduced the product offerings from multiple lines to three product offerings. Even with the reduction in offerings we still retain one of our key advantages over our competitors, which is a broad product offering.

Business Environment

During the first three quarters of the 2008 year miles driven decreased due to fuel prices, which had a negative impact on our sales volume in North America. During the fourth quarter, consumer confidence dropped significantly due to the unprecedented disruption in the current credit markets. A lack of consumer confidence coupled with recessionary pressures has historically led to a delay in new automobile purchases and an increase in demand of on and off-highway replacement products. However, the expected increase in demand did not materialize in 2008 due to the unprecedented times in the credit markets, which has resulted in our customers delaying the purchase of our products.

Our Markets. According to Automotive Aftermarket Industry Association, the U.S. aftermarket was forecasted to grow by 2% during 2008. We believe that the aftermarket will continue to grow as a result of continuing increases in (1) the light vehicle population, (2) the average age of vehicles, (3) the total number of miles driven, and (4) the prevalence of SUVs and lighter trucks in the fleet mix, since larger vehicles place greater wear on components such as brake systems and chassis components. SUVs and the lighter truck sales have decreased recently due to higher energy costs; however, overall the fleet mix contains more SUVs and light trucks than in any previous 10 year period. Growth in sales in the aftermarket do not always have a direct correlation to sales growth for aftermarket suppliers like our company. For example, as automotive parts distributors have consolidated during the past several years, they have reduced purchases from manufacturers as they focused on reducing their combined inventories. The automotive distributors are also focused on reducing inventories due to the recent decline in miles driven.

Raw Materials and Manufactured Components. Our variable costs are proportional to sales volume and mix and are comprised primarily of raw materials and labor and certain overhead costs. Our fixed costs are not significantly influenced by volume in the short-term and consist principally of selling, general and administrative expenses, depreciation and other facility-related costs.

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

In connection with our global strategy we have been developing new sources for raw materials and finished goods. With the commitment to globalization we were subject to increases in freight costs due to the rising oil prices. The increase in oil prices during the first three quarters of 2008 also had a negative effect on products such as filtration media and oil based products. We also purchase component parts or finished goods from competitors or other suppliers, a common practice in the automotive aftermarket industry.

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

Global Developments. The aftermarket has also experienced increased price competition from manufacturers based in China and other lower cost countries. We responded to this challenge by our affiliate acquiring one of the largest drum and rotor manufacturers in the world. Additionally, we are meeting this challenge through restructuring and outsourcing initiatives, as well as through ongoing cost reduction programs.

Results of Operations

Year Ended December 31, 2008 compared to the Year Ended December 31, 2007

The following table summarizes the consolidated results for the year ended December 31, 2007 and the consolidated results for the year ended December 31, 2008 (Dollars in Millions):

	Consolidated Year Ended December 31, 2007	Consolidated Year Ended December 31, 2008	Dollar Change	Percent Change
Net sales
Brake North America and Asia products	$674	$658	$(16)	–2%
Filtration products	728	727	(1)	0%
Chassis products	150	155	5	3%
Commercial Distribution South America products	301	368	67	22%

On and Off-highway segment	1,853	1,908	55	3%
Commercial Distribution European segment	281	263	(18)	–6%
Brake South America segment	30	26	(4)	–13%
Eliminations and other	(26)	(19)	7	NM

Total net sales	2,138	2,178	40	2%
Cost of sales(1)	(1,759)	(1,777)	(18)	–1%

Gross profit	379	401	22	6%
Gross margin	18%	18%
Selling, general and administrative expenses(2)	(325)	(325)	—	0%
Selling, general and administrative expenses as a percent of sales	15%	15%
Income from settlement	15	—	(15)	NM

Operating profit (loss)
On and Off-highway segment	109	141	32	29%
Commercial Distribution European segment	(15)	(17)	(2)	–13%
Brake South America segment	(6)	(11)	(5)	–83%
Corporate and other	(19)	(37)	(18)	–95%

Operating profit	69	76	7	10%
Operating margin	3%	3%
Other income (loss), net	4	(4)	(8)	–200%
Interest expense	(59)	(56)	3	5%

Income before taxes	14	16	2	14%
Income tax provision	8	19	11	138%

Net income (loss)	$6	$(3)	$(9)	-150%

(1)	We recorded $3 million and $1 million in restructuring charges in cost of sales in 2007 and 2008, respectively.

(2)	We recorded $35 million and $39 million of restructuring costs in selling, general and administrative expenses for 2007 and 2008, respectively.

NM (Not Meaningful)

Net sales. The consolidated sales increased by $40 million in 2008 in comparison to 2007. The increase in net sales was primarily a result of currency translation gains of $54 million, largely attributable to a stronger Brazilian Real and Polish Zloty. The U.S. dollar weakened during the first three quarters of 2008 and subsequently strengthened during the fourth quarter of 2008.

On and Off-Highway segment sales increased in 2008 in comparison to 2007 due principally to the increase in our Commercial Distribution South America products sales. The Commercial Distribution South America product operations are mainly comprised of our Brazilian operations. Our Brazilian operations sales increased $65 million in 2008 compared to 2007 due to favorable market conditions, gains in market share and due to currency translation gains of $29 million.

Brake North America and Asia products sales decreased in 2008 in comparison to 2007. As planned, we have not renewed certain unprofitable OEM contracts thus reducing sales by $27 million. Partially offsetting the decrease were increased sales with two of our larger customers.

Filtration products sales decreased slightly in 2008 in comparison to 2007. Filtration sales decreased due to recessionary pressures in the North America market. Offsetting the decrease in North American sales were an increase in Filtration product sales from our Polish company, which was due to the strengthening of the Polish Zloty against the U.S. Dollar during the first three quarters of 2008.

Chassis products sales increased by 3% in 2008 in comparison to 2007 due to an increase in sales with a few of our larger customers.

Commercial Distribution Europe segment sales decreased during 2008 in comparison to 2007. The decrease can be attributed primarily to decreased sales in Spain and the United Kingdom. Spain and the United Kingdom sales declined due to unfavorable market conditions and transitional challenges relating to distribution centers.

Brake South America segment sales decreased in 2008 in comparison to 2007 due to the closure of a facility in Argentina in the middle of the year. The closed facility mainly manufactured product for our Brake North America operations and Commercial Distribution South America segment. On a consolidated basis the closure did not result in a significant loss of sales.

Cost of sales/Gross margin. The gross margin was 18% for 2008 and 2007. The comprehensive restructuring program has led to improved gross margins. However, offsetting these improvements were higher costs related to freight, steel, and oil-based products.

Selling, general and administrative expenses. Our selling, general and administrative expenses were flat for 2008 and 2007. During 2008, restructuring and legal costs increased but were offset by cost cutting measures. Legal fees increased in 2008 due mainly to the settlement costs related to a lawsuit filed against us.

Income from settlement. In December 2007, we received a general unsecured nonpriority claim against Dana in the amount of $22 million U.S. Dollars in connection with the settlement of claims against Dana as a result of their Chapter 11 filing and the termination of the Purchase Agreement and we monetized the claim for $15 million. The settlement proceeds were recorded as a component of operating expenses (Refer to Note 4 Settlement, which is included in Item 8 of this report). There were no settlement proceeds received during 2008.

Operating profit. Our operating profit increased in 2008 in comparison to 2007. On and Off-Highway segment operating profit increased in 2008 in comparison to 2007. The increase was mainly due to improved operating profit in our Commercial Distribution South America products, which was due to the increase in sales. The Commercial Distribution Europe segment operating profit decreased in 2008 in comparison to 2007 due to the restructuring costs related to the closure of the Barcelona facility. The Brake South America segment operating profit decreased in 2008 in comparison to 2007 due to the restructuring costs related to the closure of the Argentina facility. Corporate and other operating loss increased in 2008 by $18 million in comparison to 2007 due mainly to the income from settlement. The income from settlement reduced the corporate and other operating loss in 2007 by $15 million.

Interest expense. Interest expense in 2008 decreased in comparison to the same period in 2007. Interest expense was slightly lower due to lower variable short term interest rates.

Income tax provision. The income tax provision for 2008 increased by $11 million in comparison to 2007. The tax provision increased by a greater percentage in 2008 as compared to income before tax. During 2008, a higher tax valuation allowance was recorded due to losses in Spain and Belgium. Additionally, the tax provision increased due to certain international restructuring activities. The effective tax rate on ordinary income, which excludes the valuation entity losses and restructuring activities, was similar for both 2008 and 2007.

Net income (loss). Net income decreased by $9 million in 2008 in comparison to 2007 due mainly to the increase in taxes.

Results of Operations

Year Ended December 31, 2007 compared to the Year Ended December 31, 2006

The following table summarizes the consolidated results for the year ended December 31, 2006 and the consolidated results for the year ended December 31, 2007 (Dollars in Millions):

	Consolidated Year Ended December 31, 2006	Consolidated Year Ended December 31, 2007	Dollar Change	Percent Change
Net sales
Brake North America and Asia products	$792	$674	$(118)	–15%
Filtration products	689	728	39	6%
Chassis products	156	150	(6)	–4%
Commercial Distribution South America products	254	301	47	19%

On and Off-highway segment	1,891	1,853	(38)	–2%
Commercial Distribution European segment	268	281	13	5%
Brake South America segment	26	30	4	15%
Eliminations and other	(25)	(26)	(1)	NM

Total net sales	2,160	2,138	(22)	–1%
Cost of sales(1)	(1,784)	(1,759)	25	–1%

Gross profit	376	379	3	1%
Gross margin	17%	18%
Selling, general and administrative expenses(2)	(332)	(325)	7	–2%
Selling, general and administrative expenses as a percent of sales	15%	15%
Income from settlement	—	15	15	NM

Operating profit (loss)
On and Off-highway segment	100	109	9	9%
Commercial Distribution European segment	—	(15)	(15)	NM
Brake South America segment	(6)	(6)	—	NM
Corporate and other	(50)	(19)	31	62%

Operating profit	44	69	25	57%
Operating margin	2%	3%
Other income, net	7	4	(3)	–43%
Interest expense	(59)	(59)	—	NM

Income (loss) before taxes	(8)	14	22	275%
Income tax (benefit) provision	(3)	8	11	367%

Net income (loss)	$(5)	$6	$11	220%

(1)	We recorded $1 million and $3 million in restructuring charges in cost of sales in 2006 and 2007, respectively.

(2)	We recorded $39 million and $35 million of restructuring costs in selling, general and administrative expenses for 2006 and 2007, respectively.

NM (Not Meaningful)

Net sales. Our Brake North America and Asia products sales decreased in 2007 in comparison to 2006 due to the reasons described below:

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

Filtration products sales increased in 2007 in comparison to 2006 both domestically and internationally. Our sales in 2007 at our filter operations in Poland and Venezuela grew by 32% and 61%, respectively, in comparison to 2006. Our filter sales in Poland increased due to the increased demand for filters in their domestic market, strengthening of the Polish Zloty against the U.S. dollar, the addition of new products and the expansion into other European markets. On April 1, 2007 we opened a new plant in Ukraine, which has contributed approximately $5 million in sales. Our filter sales in Venezuela increased due to market conditions in the country and a successful focus on heavy duty filtration products.

Chassis products sales decreased in 2007 in comparison to 2006 due to soft market conditions and the decrease in OEM sales. Similar to Brake product sales, certain unprofitable contracts were not renewed.

Commercial Distribution South America products sales increased in 2007 in comparison to 2006 partially due to the $31 million favorable impact related to the strengthening of the Brazilian Real against the U.S. dollar. Additionally, our Brazilian distribution operation sales increased due to increased prices and increased customer demand in the aftermarket industry.

Commercial Distribution European segment sales increased in 2007 in comparison to 2006 due to the $23 million favorable impact related to the strengthening of the Euro and the British Pound. The decrease in sales on a currency adjusted basis is primarily attributed to our U.K. operations. During the second and third quarters of 2007, our U.K. operations had been transitioning to a new and more efficient distribution facility and ceasing production on certain unprofitable products. During the transition period our line fill dropped below normal levels, which had a negative impact on sales. The transition period was completed during the third quarter and our line fill returned to normal levels.

Brake South America segment sales increased in 2007 by $4 million in comparison to the 2006 due to increased sales in our Venezuelan Brake operations.

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

Income from settlement. In December 2007, we received a general unsecured nonpriority claim against Dana in the amount of $22 million U.S. Dollars in connection with the settlement of claims against Dana as a result of their Chapter 11 filing and the termination of the Purchase Agreement and we monetized the claim for $15 million. The settlement proceeds were recorded as a component of operating expenses (Refer to Note 4 Settlement, which is included in Item 8 of this report).

Operating profit. Our operating profit increased in 2007 in comparison to 2006 due to the gross margin improvement, reduction of selling, general and administrative expenses and the income from the settlement. On and Off-highway segment operating profit increased in 2007 in comparison to 2006 mainly due to the gross margin improvement in our Filtration products and Commercial Distribution South America products, which was mainly due to improved sales. The Commercial Distribution Europe segment operating profit decreased in 2007 in comparison to 2006 mainly due to the transition and restructuring costs relating to our U.K. operations, which included a move to a more efficient distribution facility. Corporate and other operating loss decreased in 2007 partially due to the income from settlement. The income from settlement reduced the corporate and other operating loss in 2007 by $15 million.

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

Net income (loss). The increase in net income was due to the increase in gross margin, the reduction of selling, general and administrative expenses and the income from settlement, partially offset by a higher income tax provision in 2007.

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

We are significantly leveraged as a result of the Acquisition. Affinia Group Inc. issued senior subordinated notes, entered into senior credit facilities, consisting of a revolving credit facility and a term loan facility, and initiated a trade accounts receivable securitization program (the “Receivables Facility”). As of December 31, 2008, we had $622 million in aggregate indebtedness, with an additional $104 million of borrowing capacity available under our revolving credit facility, after giving effect to $21 million in outstanding letters of credit, which reduced the amount available thereunder. We had no amounts outstanding under our Receivables Facility as of December 31, 2008. The Receivables Facility provides for a maximum capacity of $100 million subject to certain adjustments as further described below. In addition, we had a cash and cash equivalents balance of $70 million as of December 31, 2006, $59 million as of December 31, 2007 and $77 million as of December 31, 2008.

Based on the current level of operations, the Company believes that cash flow from operations and available cash, together with available borrowings under its revolving credit facility and Receivables Facility, will be adequate to meet liquidity needs and restructuring plans and to fund planned capital expenditures. The Company may, however, need to refinance (or amend the covenants concerning) all or a portion of the principal amount of the indebtedness of the senior subordinated notes and/or senior credit facility borrowings, on or prior to maturity, to meet liquidity needs. If it is determined that refinancing is necessary, and the Company is unable to secure such financing on acceptable terms, then the Company may have insufficient liquidity to carry on its operations and meet its obligations at such time.

If the economic conditions do not improve or continue to deteriorate, our results of operations or financial condition could be adversely affected and could lead to a breach of covenants in 2009 in our senior credit facilities that are tied to ratios based on financial performance. Such a breach could result in a default under those facilities and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under our indenture and trade accounts receivable securitization program. Additionally, under the indenture, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on financial performance. If a default were to occur we would need to obtain a waiver or amend our financing or obtain new financings.

Senior credit facilities. Our senior credit facilities consist of a revolving credit facility and a term loan facility. Our revolving credit facility provides for loans in a total principal amount of up to $125 million of which no amount is outstanding at December 31, 2008, and it matures in 2010. Our term loan facility provides for up to $350 million of which $297 million is outstanding at December 31, 2008 and matures in 2011. Proceeds from the term loan were used to fund the Acquisition.

On November 30, 2004, in connection with the Acquisition, Affinia established financing arrangements with third party lenders (the “lenders”) that provide senior credit facilities consisting of a revolving credit facility and a term loan facility that are unconditionally guaranteed by the Company, and certain domestic subsidiaries of Affinia (collectively, the “Guarantors”). The repayment of these facilities is secured by substantially all the assets of the Guarantors, including, but not limited to, a pledge of their capital stock and 65 percent of the capital stock of non-U.S. subsidiaries owned directly by the Guarantors. The revolving credit facility, which expires on November 30, 2010, provides for borrowings of up to $125 million through a syndicate of lenders. The revolving credit facility also includes borrowing capacity available for letters of credit. As of December 31, 2008, the Company had $21 million in outstanding letters of credit, none of which had been drawn against. There were no amounts outstanding under the revolving credit facility at December 31, 2008. The term loan facility provided for a $350 million term loan with a maturity of seven years, of which $297 million was outstanding at December 31, 2008. On December 12, 2005, in connection with the comprehensive restructuring, certain provisions applicable to the senior credit facilities were amended.

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

In addition to paying interest on the outstanding principal under the senior credit facilities, we are required to pay a commitment fee, which was less than $1 million in 2007 and 2008, to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder at a rate equal to 0.8% per annum. We also paid customary letter of credit fees.

The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability, and the ability of our subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness (including our senior subordinated notes), pay certain dividends and distributions or repurchase our capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness (including our senior subordinated notes), and change the business conducted by us and our subsidiaries. In addition, the senior credit facilities contain the following financial covenants: a maximum total leverage ratio; a minimum interest coverage ratio; and a maximum capital expenditures limitation. As of December 31, 2008, we were in compliance with all of these covenants.

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

The following table reconciles net income to EBITDA and Adjusted EBITDA (Dollars in Millions):

	Year Ended December 31, 2006	Year Ended December 31, 2007	Year Ended December 31, 2008
Net income (loss)	$(5)	$6	$(3)
Interest expense	59	59	56
Depreciation and amortization	46	33	36
Income tax (benefit) provision	(3)	8	19

EBITDA	97	106	108
Restructuring charges(a)	40	38	40
Certain joint ventures(b)	(1)	(1)	(1)
Other adjustments(c)	9	4	8

Adjusted EBITDA	$145	$147	$155

(a)	In accordance with the terms of our senior credit facilities EBITDA has been adjusted to exclude costs associated with restructuring, which are principally related to severance, asset write-downs and related exit costs. We commenced our comprehensive restructuring plan that will mainly occur between 2006 thru 2009. Commencing in the third quarter of 2008, our ability to add back restructuring charges to EBITDA in accordance with the terms of our senior credit facilities became restrictive.

(b)	Adjustment for net income of certain joint ventures is excluded in accordance with the terms of our senior credit facilities.

(c)	Certain costs such as other non-recurring charges, which include inventory charges related to the comprehensive restructuring plan, are allowed to be added back to EBITDA in accordance with the terms of our senior credit facilities. Changeover costs of $8 million were added back in 2006, which is in accordance with our senior credit facilities. However, the senior credit facilities do not allow for the up to $8 million add back to EBITDA for changeover costs in 2007 and 2008.

Our covenant compliance levels and ratios for the year ended December 31, 2008 are as follows:

	Covenant Compliance Level for the Year Ended December 31, 2008		Actual Ratios
Senior Credit Facilities
Minimum Adjusted EBITDA to cash interest ratio	2.25	x	3.10	x
Maximum net debt to Adjusted EBITDA ratio	3.75	x	3.58	x

Our covenant compliance level ratios for our senior credit facilities for future periods are the following:

Minimum Adjusted EBITDA to cash interest ratio:
January 1, 2009 to December 31, 2010	2.50x
Thereafter	2.75x
Maximum net debt to Adjusted EBITDA ratio:
October 1, 2008 to September 30, 2009	3.75x
October 1, 2009 to September 30, 2010	3.50x
October 1, 2010 to September 30, 2011	3.25x
Thereafter	3.00x

Off-Balance Sheet Arrangement (Receivables facility): Our off-balance sheet receivables facility provides up to $100 million in funding, based on availability of eligible receivables and satisfaction of other customary conditions. Under the receivables facility, receivables are sold by certain subsidiaries of our company to a wholly-owned bankruptcy remote finance subsidiary of the company, which transfers an undivided interest in the purchased receivables to a commercial paper conduit or its bank sponsor in exchange for cash.

Affinia Group Inc., as the receivables collection agent, services, administers and collects the receivables under the receivables purchase agreement for which it receives a monthly servicing fee at a rate of 1.00% per annum of the average daily outstanding balance of receivables. The receivables facility fees include a usage fee paid by the finance subsidiary, that varies based upon the company’s leverage ratio as calculated under the senior credit facilities. Funded amounts under the receivables facility bear interest at a rate equal to the conduit’s pooled commercial paper rate plus the usage fee. At December 31, 2008, the usage fee margin for the receivables facility was 1.75% per annum of the amount funded. In addition, the finance subsidiary is required to pay a fee on the unused portion of the receivables facility that varies based upon the same ratio. At December 31, 2008 the unused fee was 0.8% per annum of the unused portion of the receivables facility.

Availability of funding under the receivables facility depends primarily upon the outstanding trade accounts receivable balance from time to time. Aggregate availability is determined by using a formula that reduces the gross receivables balance by factors that take into account historical default and dilution rates, obligor concentrations, average days outstanding and the costs of the facility. As of December 31, 2008, $191 million of our accounts receivable balance was considered eligible for financing under the program, of which approximately $37 million was available for funding. At December 31, 2008, we had no amount outstanding under this facility.

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

Net cash provided by or used in operating activities

In 2008, the cash flow from operating activities was a $48 million source of cash in comparison to a $1 million source of cash during 2007. There were significant changes in the following operating activities:

	Year Ended December 31, 2006	Year Ended December 31, 2007	Year Ended December 31, 2008
Summary of significant changes in operating activities:
Net (loss) income	$(5)	$6	$(3)
Depreciation and amortization	46	33	36
Change in trade accounts receivable	(1)	(10)	31
Change in inventories	(13)	(76)	(39)
Change in other operating liabilities	(19)	12	57

Subtotal	8	(35)	82
Other changes in operating activities	14	36	(34)

Net cash provided by or operating activities from cash flow statement	$22	$1	$48

Depreciation and amortization — Depreciation increased slightly in 2008 in comparison to 2007. The 2008 and 2007 depreciation remained below the 2006 balance due to the plant closures over the last few years related to our comprehensive restructuring plan.

Accounts Receivable — Our accounts receivable decreased in 2008 mainly due to the timing of payments in the United States for our filtration products.

Inventories — During 2006 and 2007, we increased inventories as we transitioned product to low cost sources in connection with our comprehensive restructuring program. In 2008, our inventory increased mainly due to increases in Brazil and other international locations. Our Brazilian operations were experiencing record sales in 2008 and, as a result, built up inventory to keep up with demand.

Other operating liabilities — The change in other operating liabilities was mainly due to changes in accounts payable. Accounts payable decreased by $22 million in 2006, increased by $30 million in 2007, and by $34 million in 2008. Accounts payable fluctuates from year to year due to the timing of payments.

Net cash used in investing activities

In 2008, the cash flow from investing activities was a $75 million use of cash in comparison to a $16 million use of cash during 2007 and a $21 million use of cash during 2006. The increase in the use of cash in 2008 was mainly due to the $50 million acquisition of Affinia Hong Kong Limited. We spent $24 million, $30 million, and $25 million on capital expenditures during 2006, 2007 and 2008, respectively. In addition, we received $3 million, $14 million and $1 million for proceeds from the sales of assets during 2006, 2007 and 2008, respectively. The higher proceeds in 2007 mainly related to the sale of assets as part of the comprehensive restructuring program. During 2007, we sold some significant facilities in connection with the comprehensive restructuring program. We also received $6 million in 2008 related to the sale of two subsidiaries.

Net cash provided by or used in financing activities

There was $51 million source of cash in 2008 and no activity in financing activities during 2007. The source of cash in 2008 was mainly comprised of a $50 million contribution to Affinia Acquisition LLC from Affinia Group Holdings. Net cash used in financing activities for 2006 was $15 million.

Contractual Obligations and Commitments

Cash obligations. Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under debt obligations at maturity, under operating lease agreements, and under purchase commitments for property, plant, and equipment. The following table summarizes our fixed cash obligations over various future periods as of December 31, 2008:

	Payments Due By Period
Contractual Cash Obligations*	Total	Less than 1 year	1 – 3 Years	4 – 5 years	After 5 Years
	(Dollars in Millions)
Debt obligations	$622	$14	$308	—	$300
Interest on senior subordinated notes	162	27	54	54	27
Interest on term debt**	45	18	27	—	—
Operating leases***	167	25	45	40	57
Post employment obligations	16	14	—	1	1
Purchase commitments for property, plant, and equipment	2	2	—	—	—

Total contractual obligations	$1,014	$100	$434	$95	$385

*	Excludes the $2 million reserve for income taxes under FIN 48 as we are unable to reasonably predict the ultimate timing of settlement of our reserves for income taxes.

**	The term debt consists of a 3% fixed margin on LIBOR borrowings.

***	The operating leases include a contractual obligation of $76 million for a logistics service agreement for an international location.

Commitments and Contingencies

The Company is party to various pending judicial and administrative proceedings arising in the ordinary course of business. These include, among others, proceedings based on product liability claims and alleged violations of environmental laws.

The Company has various accruals for contingent liability costs associated with pending judicial and administrative proceedings (excluding environmental liabilities). The Company had $3 million and $1 million accrued at December 31, 2007 and 2008, respectively. There are no recoveries expected from third parties. If there is a range of equally probable outcomes, we accrue the lower end of the range.

Under FIN 47 the liability for the fair value of an asset retirement obligation (“ARO”) is required to be recognized in the period in which it is incurred if it can be reasonably estimated, with the offsetting associated asset retirement costs capitalized as part of the carrying amount of the long-lived asset. The ARO is subsequently allocated to expense using a systematic and rational method over its useful life. Changes in the ARO liability resulting from the passage of time are recognized as an increase in the carrying amount of the liability and an accretion to expense. Changes resulting from revisions to the timing or amount of the original estimate of cash flows are recognized as an increase or a decrease in both the asset and liability. Our ARO liability recorded at December 31, 2007 and December 31, 2008 was $1 million and $2 million, respectively, and the accretion for 2007 and 2008 was less than $1 million.

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

Asset impairment. We perform impairment analyses, which are based on the guidance found in Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”(“SFAS No. 142”) and SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,”(“SFAS No. 144”) on long-lived assets such as property, plant and equipment, identifiable intangible assets and goodwill. Management also evaluates the carrying amount of our inventories on a recurring basis for impairment due to lower of cost or market issues, and for excess or obsolete quantities. Goodwill and intangibles with indefinite lives were tested for impairment as of December 31 of each year. The factors that would cause a more frequent test for impairment include, among other things, a significant negative change in the estimated future cash flows of the reporting unit that has goodwill or other intangibles because of an event or a combination of events.

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

Revenue recognition. Sales are recognized when products are shipped or received depending on terms and risk of loss has transferred to the customer. The Company estimates and records provisions for warranty costs, sales returns and other allowances based on experience and other relevant factors, when sales are recognized. The Company assesses the adequacy of its recorded warranty and sales returns and allowances liabilities on a regular basis and adjusts the recorded amounts as necessary. While management believes that these estimates are reasonable, actual returns and allowances and warranty costs may differ from estimates. Inter-company sales have been eliminated.

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

We customize rebate programs with individual customers. Under certain rebate programs, a customer may earn a rebate that will increase as a percentage of the sale amount based on the achievement of specified sales levels. In order to estimate the amount of a rebate under this type of arrangement, we project the amount of sales that the customer will make over the specified rebate period in order to calculate an overall rebate to be accrued at the time that each sale is made. Gross sales are reduced at the time of sale. These estimates may need to be adjusted based on actual customer purchases compared to the projected purchases. Adjustments to the accrual are made as new information becomes available. In other cases a customer may earn a specific rebate for a specific period of time, based upon the sales of certain product types within the specified timeframe. Rebates are recorded as a reduction of gross sales.

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

Pension and post-retirement benefits other than pensions. We have defined benefit plans related to Canadian employees with fair value of assets of approximately $13 million and liabilities of approximately $18 million as of December 31, 2008.

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

In 2005, 2006, 2007, and 2008 we recorded restructuring charges of $23 million, $40 million, $38 million, and $40 million, respectively. We currently estimate that we will incur in the aggregate approximately $162 million of cash and non cash restructuring costs for the comprehensive restructuring. Establishing a reserve requires the estimate and judgment of management with respect to employee termination benefits, environmental costs and other exit costs. We had a $10 million and $11 million reserve recorded as of December 31, 2007 and 2008, respectively.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS No. 133 and their effect on the entity’s financial position, financial performance and cash flows. The provisions of SFAS No. 161 are effective as of the beginning of our 2009 fiscal year. SFAS No. 161 will not impact the Company’s consolidated results of operations or financial position as its requirements are disclosure-only in nature.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which SFAS No. 160 is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented. The Company is assessing what impact the adoption of SFAS No. 160 will have on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company will adopt SFAS 141R on January 1, 2009 and its effect on future periods will be dependent upon the nature and significance of any acquisitions subject to SFAS 141(R).

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new guidance was effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material effect on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value within United States generally accepted accounting principles, and expands disclosures about fair value measurements. Adoption was required for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, the FASB deferred the effective date of SFAS No. 157, until the beginning of our 2009 fiscal year, as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis. We adopted SFAS No. 157 for financial assets and liabilities at the beginning of our 2008 fiscal year and our adoption did not have a material effect on our consolidated financial position, results of operations or cash flows. The adoption of SFAS No. 157 for nonfinancial assets and liabilities in 2009 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows. FASB staff position No. 157-3 was issued on October 10, 2008 to clarify the fair value measurement in a market that is not active.

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

Our financial assets and liabilities consist of interest rate swaps and currency forward contracts. The fair value measurement of derivatives is based upon Level 2 inputs consisting of observable current market data as applicable to determine market rates of similar assets and liabilities. Many of our derivative contracts are valued utilizing publicly available pricing data of contracts with similar terms. In other cases, the contracts are valued using current spot market data adjusted for the appropriate current forward curves provided by external financial institutions. We enter into hedging transactions with banking institutions that have strong credit ratings, and thus the credit risk associated with these contracts is not considered significant. Our Level 2 derivatives are a net liability of $6 million as of December 31, 2008.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, which are potential losses arising from adverse changes in market rates and prices, such as currency and interest rate fluctuation. Where necessary to minimize such risks we will enter into derivative transactions, however we do not enter into financial derivative or other instruments for trading or speculative purposes.

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

The Company’s consolidated results of operations and financial position, as reported in U.S. dollars, are also affected by changes in currency exchange rates. The results of operations of non-U.S. dollar functional entities are translated into U.S. dollars for consolidated reporting purposes each period at the average currency exchange rate experienced during the period. To the extent that the U.S. dollar may appreciate or depreciate over time, the contribution of non-U.S. dollar denominated results of operations to the Company’s U.S. dollar reported consolidated earnings will vary accordingly. Therefore, changes in the relative value of local currency denominated revenue and expenses of our non-U.S. dollar functional operations may have a significant impact on the Company’s sales and, to a lesser extent, consolidated net income trends. In addition, a significant portion of the Company’s consolidated financial position is maintained at foreign locations and is denominated in functional currencies other than the U.S. dollar. These non-U.S. dollar denominated assets and liabilities are translated into U.S. dollars at each respective currency’s exchange rate then in effect at the end of each reporting period, and the financial impact of such translation is reflected within the other comprehensive income component of shareholder’s equity. Accordingly, the amounts shown in our consolidated shareholder’s equity account will fluctuate depending upon the cumulative appreciation or depreciation of the U.S. dollar versus each of the respective functional currencies in which the Company conducts business. Management seeks to mitigate the potential financial impact upon the Company’s consolidated results of operations due to exchange rate changes by engaging in business activities or financial derivative transactions that will generally offset underlying currency exposures. We do not engage in activities solely intended to counteract the impact that changes in currency exchange rates may have upon the Company’s U.S. dollar reported statement of financial condition.

To date, our foreign currency exchange rate risk management efforts have primarily focused upon operationally managing the amount of net non-functional currency monetary assets or liabilities subject to the re-measurement process. In addition, we periodically execute short-term currency exchange rate forward contracts that are intended to mitigate the earnings impact related to the re-valuation of specific monetary assets or liabilities denominated in a currency other than a particular entity’s functional currency. At December 31, 2008, we had currency exchange rate derivatives with an aggregate net notional value of $146 million and a fair value of $3 million of derivative assets and $2 million of derivative liabilities.

Interest rate risk

At December 31, 2008, the Company’s financial position included $322 million of variable rate debt outstanding. Therefore, a hypothetical immediate 1% increase of the average interest rate on this debt would increase the future annual interest expense related to these debt obligations by $3 million.

Under the provisions of the senior credit facilities with its banks, the Company is required to pay a fixed rate of interest on at least 40% of its debt, consisting of the aggregate obligations under the senior credit facility, our senior subordinated notes and any additional senior subordinated notes that might be issued in the future. At December 31, 2008, approximately 72% of the Company’s total debt obligations were fixed or effectively fixed-rate in nature.

During September 2007, the Company executed two-year, pay-fixed interest rate swaps, having an aggregate notional amount of $150 million. These swaps became effective on April 30, 2008 upon the expiration of the existing interest rate swaps, and will expire on April 30, 2010. The effect of these transactions is to reduce the net annual interest expense impact of a hypothetical immediate 1% increase of the average interest rate on the Company’s $322 million variable rate debt outstanding from $3 million to $2 million.

As of December 31, 2008, the aggregate fair value of the interest rate swaps was a liability of $7 million. The potential loss in fair value of these swaps arising from a hypothetical immediate decrease in interest rates of 50 basis points is approximately $1 million.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of

Affinia Group Intermediate Holdings Inc.

Ann Arbor, Michigan

We have audited the accompanying consolidated balance sheets of Affinia Group Intermediate Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Affinia Group Intermediate Holdings Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3, the Company adopted the recognition and related disclosure provisions of Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, on December 31, 2007, and adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.

DELOITTE & TOUCHE LLP

Detroit, Michigan

March 6, 2009

Affinia Group Intermediate Holdings Inc.

Consolidated Statements of Operations

(Dollars in Millions)

	Year Ended December 31, 2006	Year Ended December 31, 2007	Year Ended December 31, 2008
Net sales	$2,160	$2,138	$2,178
Cost of sales	(1,784)	(1,759)	(1,777)

Gross profit	376	379	401
Selling, general and administrative expenses	(332)	(325)	(325)
Income from settlement	—	15	—

Operating profit	44	69	76
Other income (loss), net	7	4	(4)
Interest expense	(59)	(59)	(56)

Income (loss) before income tax provision and minority interest	(8)	14	16
Income tax provision (benefit)	(3)	8	19
Equity in income, net of tax	—	—	—
Minority interest, net of tax	—	—	—

Net income (loss)	$(5)	$6	$(3)

The accompanying notes are an integral part of the consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Consolidated Balance Sheets

(Dollars in Millions)

	December 31, 2007	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$59	$77
Restricted cash	—	4
Trade accounts receivable, less allowances of $4 million for both 2007 and 2008	361	312
Inventories, net	506	512
Other current assets	44	89

Total current assets	970	994
Property, plant, and equipment, net	183	208
Goodwill	30	58
Other intangible assets, net	164	163
Deferred financing costs	15	11
Deferred income taxes	74	59
Investments and other assets	21	22

Total assets	$1,457	$1,515

Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$240	$274
Notes payable	—	14
Other accrued expenses	134	148
Accrued payroll and employee benefits	27	31

Total current liabilities	401	467
Long-term debt	597	608
Deferred employee benefits and other noncurrent liabilities	25	24

Total liabilities	1,023	1,099

Minority interest in consolidated subsidiaries	2	60
Contingencies and commitments
Common stock, $.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	408	411
Accumulated deficit	(34)	(37)
Accumulated other comprehensive income	58	(18)

Shareholder’s equity	432	356

Total liabilities and shareholder’s equity	$1,457	$1,515

The accompanying notes are an integral part of the consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Consolidated Statements of Shareholder’s Equity

(Dollars in Millions)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Minimum Pension Liability Adjustment	Foreign Currency Translation Adjustment	Interest Rate Swap	Comprehensive Income (Loss)	Total Shareholder’s Equity
Balance at December 31, 2005	$—	$406	$(34)	$—	$2	$—		$374
Stock-based compensation	—	1	—	—	—	—		1
Net loss	—	—	(5)	—	—	—	(5)	(5)
Other comprehensive income (loss):
Minimum pension liability adjustment – net of tax benefit of $1 million	—	—	—	(1)	—	—	(1)	(1)
Currency translation – net of tax of $7 million	—	—	—	—	12	—	12	12

Comprehensive income	—	—	—	—	—	—	$6

Balance at December 31, 2006	$—	$407	$(39)	$(1)	$14	$—		$381
Adoption of FIN 48	—	—	(1)	—	—	—		(1)

Adjusted balance, January 1, 2007	$—	$407	$(40)	$(1)	$14	—		$380
Stock-based compensation	—	1	—	—	—	—		1
Net income	—	—	6	—	—	—	6	6
Other comprehensive income (loss):
Interest rate swap – net of tax of $1 million	—	—	—	—	—	(2)	(2)	(2)
Adoption of SFAS 158 – net of tax of $1 million	—	—	—	(2)	—	—		(2)
Currency translation – net of tax of $15 million	—	—	—	—	49	—	49	49

Comprehensive income	—	—	—	—	—	—	$53

Balance at December 31, 2007	$—	$408	$(34)	$(3)	$63	$(2)		$432

Stock-based compensation	—	—	—	—	—	—	—	—
Net loss	—	—	(3)	—	—	—	(3)	(3)
Other comprehensive income (loss):
Capital contribution		3						3
Interest rate swap – net of tax of $1 million	—	—	—	—	—	(2)	(2)	(2)
Minimum pension liability adjustment	—	—	—	(1)	—	—	(1)	(1)
Currency translation – net of tax of $1 million	—	—	—	—	(73)	—	(73)	(73)

Comprehensive loss	—	—	—	—	—	—	$(79)

Balance at December 31, 2008	$—	$411	$(37)	$(4)	$(10)	$(4)		$356

The accompanying notes are in integral part of the consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Consolidated Statements of Cash Flows

(Dollars in Millions)

	Year Ended December 31, 2006	Year Ended December 31, 2007	Year Ended December 31, 2008
Operating activities
Net income (loss)	$(5)	$6	$(3)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	46	33	36
Impairment of assets	—	3	2
Stock-based compensation	1	1	1
Loss on disposition of affiliate	—	—	1
Provision for deferred income taxes	10	(28)	14
Change in trade accounts receivable	(1)	(10)	31
Change in inventories	(13)	(76)	(39)
Change in other current operating assets	13	1	(49)
Change in other current operating liabilities	(19)	12	57
Change in other	(10)	59	(3)

Net cash provided by operating activities	22	1	48
Investing activities
Proceeds from sales of assets	3	14	1
Investments in companies, net of cash acquired	—	—	(50)
Proceeds from sale of affiliates	—	—	6
Investments in affiliates	—	—	(6)
Change in restricted cash	—	—	(1)
Additions to property, plant, and equipment	(24)	(30)	(25)

Net cash used in investing activities	(21)	(16)	(75)
Financing activities
Proceeds from (payment of) long-term debt	(15)	—	1
Capital contribution	—	—	50

Net cash (used in) provided by financing activities	(15)	—	51
Effect of exchange rates on cash	2	4	(6)
Increase (decrease) in cash and cash equivalents	(12)	(11)	18
Cash and cash equivalents at beginning of the period	82	70	59

Cash and cash equivalents at end of the period	$70	$59	$77

Supplemental cash flows information
Cash paid during the period for:
Interest	$54	$55	$52
Income taxes	$12	$17	$22

The accompanying notes are in integral part of the consolidated financial statements.

Note 1. Organization and Description of Business

Affinia Group Intermediate Holdings Inc. (“Affinia” or the “Company”) is a global leader in the on and off-highway replacement products and services industry. We derive approximately 96% of our sales from this industry and, as a result, are not directly affected by the market cyclicality of the automotive original equipment manufacturers. Our broad range of brake, filtration, chassis and other products are sold in North America, Europe, South America, Asia and Africa. Our brands include WIX®, Raybestos®, McQuay-Norris®, Nakata®, Quinton Hazell®, Filtron® and Brake Pro®. Additionally, we provide private label offerings for NAPA, CARQUEST and ACDelco and other customers and co-branded offerings for Federated and ADN. Affinia is wholly-owned by Affinia Group Intermediate Holdings Inc., which, in turn, is wholly-owned by Affinia Group Holdings Inc., a company controlled by affiliates of The Cypress Group L.L.C.

Note 2. Acquisition

Effective October 31, 2008, Affinia Acquisition LLC completed the purchase of 85% of the equity interests (the “Acquired Shares”) in HBM Investment Limited (“HBM”). HBM is the sole owner of Longkou Haimeng Machinery Company Limited (“Haimeng”), a drum and rotor manufacturing company located in Longkou City, China. The purchase price was $50 million and included $25 million in current and long term debt on Haimeng’s books. Affinia Group Holdings Inc. received $51 million in return for preferred stock from Cypress, Co-investors and management. Affinia Group Holdings Inc. contributed $50 million to Affinia Acquisition LLC to purchase 85% of the equity interests in HBM.

HBM subsequently changed its name to Affinia Hong Kong Limited. Affinia Group Holdings Inc. owns 95% of Affinia Acquisition LLC and Affinia Group Inc., a wholly-owned subsidiary of the Company, owns the remaining 5% interest. Financial Accounting Standards Board Interpretation No. FIN 46R, Consolidation of Variable Interest Entities an Interpretation of ARB No. 51 (“FIN 46”), requires the “primary beneficiary” of a variable interest entities (“VIE”) to include the VIE’s assets, liabilities and operating results in its consolidated financial statements. Based on the criteria for consolidation of VIEs, we determined that Affinia Group Inc. is deemed the primary beneficiary of Affinia Acquisition LLC. Therefore, the consolidated financial statements of Affinia include Affinia Acquisition LLC and its subsidiaries.

The aforementioned acquisition has been accounted for under the purchase method of accounting, in accordance with SFAS No. 141, Business Combinations. The Company engaged independent appraisers to assist in determining the fair values of property, plant and equipment and intangible assets acquired; including trade names, trademarks, developed technology and customer relationships. The Company, however, has not completely finalized the allocation of the purchase price as of December 31, 2008. The Company has made a preliminary allocation of the purchase price on the basis of its current estimate of the fair value of the underlying assets acquired and liabilities assumed. During 2009, the Company may make further adjustments to these preliminary allocations.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the Acquisition (Dollars in Millions):

At November 1, 2008
Current assets	$36
Property, plant and equipment	38
Customer relationships	7
Non-competition agreement	2
Goodwill	30

Total acquired assets	$113

Current liabilities	42
Other liabilities	12

Total liabilities assumed	54

Net assets acquired	$59

Cash and cash equivalents, trade accounts receivable, other current assets, accounts payable, accrued expenses and other current liabilities were recorded at historical carrying values, given the short-term nature of these assets and liabilities. Inventory, other non-current assets, long-term debt, and other non-current liabilities outstanding as of the effective date of the acquisition have been allocated based on management’s estimate of fair market value which approximates book value. Customer relationships with estimated useful lives ranging from 10 to 15 years have been valued using an income approach, which utilized a discounted cash flow method. The non-competition agreement with an estimated useful life of 6 years was valued utilizing a form of the discounted cash flow method to determine the value of lost income.

Affinia Hong Kong Limited is reporting its financial results on a one-month reporting lag. Therefore, the consolidated statement of operations only includes the month of November. The minority interest balance was $2 million and $60 million at December 31, 2007 and December 31, 2008, respectively. Affinia Acquisition LLC received a contribution of $50 million for the purchase of Affinia Hong Kong Limited and since Affinia Group Inc. only owns 5% of the VIE we are required to eliminate 95% of the net income and the contributed capital, which is the primary reason for the increase in minority interest from 2007 to 2008.

There are no arrangements between the primary beneficiary, Affinia Group Inc., and the VIE, Affinia Acquisition LLC, that would require financial support be provided to the VIE. Additionally, the primary beneficiary has not imposed any restrictions on the VIE and there are no recourse provisions in the acquisition agreement.

Note 3. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Affinia and its wholly owned subsidiaries, majority-owned subsidiaries and VIEs for which Affinia (or one of its subsidiaries) is the primary beneficiary (“the Company”). All significant intercompany transactions have been eliminated. Equity investments in which we exercise significant influence but do not control are accounted for using the equity method. Investments in which we are not able to exercise significant influence over the investee are accounted for under the cost method.

Use of Estimates

The preparation of these consolidated financial statements requires estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Some of the more significant estimates include valuation of deferred tax assets and inventories; workers compensation; sales return, rebate and warranty accruals; restructuring, environmental and product liability accruals; valuation of postemployment and postretirement benefits, and allowances for doubtful accounts. Actual results may differ from these estimates and assumptions.

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

The Company’s net sales to its two largest customers as a percentage of total net sales for the year ended December 31, 2008, were 24%, and 7%; for the year ended December 31, 2007, were 25% and 7%; and for the year ended December 31, 2006, were 22% and 7%. Net sales represent the amounts invoiced to customers after adjustments related to rebates, returns and discounts. The Company provides reserves for rebates, returns and discounts at the time of sale which are subsequently applied to the account of specific customers based upon actual activity including the attainment of targeted volumes. The Company’s two largest customers’ accounts receivable as of December 31, 2008 represented approximately 34% and 4%, and as of December 31, 2007 represented 28% and 8% of the total accounts receivable.

Foreign Currency Translation

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to Other Comprehensive Income.

Included in net income (loss) are the gains and losses arising from foreign currency transactions. The impact on income (loss) before income tax provision of foreign currency transactions including the results of our foreign currency hedging activities amounted to a loss of $10 million, a loss of $2 million and a loss of $0.1 million in 2008, 2007 and 2006, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less.

Restricted Cash

Restricted cash relates to deposits requested by banks for notes payables issued to Haimeng’s suppliers in relation to its purchases.

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

Properties and Depreciation

Fixed assets are being depreciated over their estimated remaining lives using primarily the straight-line method for financial reporting purposes and accelerated depreciation methods for federal income tax purposes. Major additions and improvements are capitalized and depreciated over their estimated useful lives, and repairs and maintenance are charged to expense in the period incurred. We review long-lived assets for impairment as required by SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 requires recognition of an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows. If the long-lived asset is not recoverable, we measure an impairment loss as the difference between the carrying amount and fair value of the asset.

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

The Company accounts for uncertain tax positions in accordance with FIN 48 Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”). The Company adopted the provisions of FIN 48 on January 1, 2007. Accordingly, the Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Financial Instruments

The reported fair values of financial instruments, consisting of cash and cash equivalents, trade accounts receivable and long-term debt, are based on a variety of factors. Where available, fair values represent quoted market prices for identical or comparable instruments. Where quoted market prices are not available, fair values are estimated based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of credit risk. Fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future. As of December 31, 2007 and 2008, the book value of some of our financial instruments, consisting of cash and cash equivalents and trade accounts receivable, approximated their fair values. The fair value of long-term debt is disclosed in “Note 8. Debt”.

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

Pension Plans

The Company maintains six defined benefit pension plans associated with its Canadian operations. The annual net periodic pension costs are determined on an actuarial basis. The Company adopted the recognition provisions of SFAS No. 158 and initially applied them to the funded status of the Company’s defined benefit retirement plans and provided the required disclosures beginning with December 31, 2007.

Advertising Costs

Advertising expenses were $31, $29, and $28 million for the years 2006, 2007, and 2008, respectively.

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

Research and Development Costs

Research and development expenses are charged to operations as incurred. The Company incurred $4 million for the years ended 2006, and 2007, and $3 million for the year ended 2008.

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

We also enter into forward foreign currency exchange contracts to mitigate the potential financial impact upon the Company’s consolidated results of operations due to exchange rate changes by engaging in business activities or financial derivative transactions that will generally offset underlying currency exposures. To date, our foreign currency exchange rate risk management efforts have primarily focused upon operationally managing the amount of net non-functional currency monetary assets or liabilities subject to the re-measurement process. In addition, we periodically execute short-term currency exchange rate forward contracts that are intended to mitigate the earnings impact related to the re-valuation of specific monetary assets or liabilities denominated in a currency other than a particular entity’s functional currency.

Stock-Based Compensation

We adopted SFAS No. 123R, “Share-Based Payment”, in 2005 and account for the stock incentive plan employee stock options under the fair value method of accounting using a Black-Scholes model to measure stock-based compensation expense at the date of grant. The compensation expense for the year was less than $1 million for 2006, 2007, and 2008.

On July 20, 2005, we adopted the Affinia Group Holdings Inc. 2005 Stock Incentive Plan, which we refer to as our stock incentive plan. The stock incentive plan permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock and other stock-based awards to employees, directors or consultants of Affinia Group Holdings Inc. and its affiliates. A maximum of 227,000 shares of common stock may be subject to awards under the stock incentive plan. The number of shares issued or reserved pursuant to the stock incentive plan (or pursuant to outstanding awards) is subject to adjustment on account of mergers, consolidations, reorganizations, stock splits, stock dividends and other dilutive changes in the common stock. Shares of common stock covered by awards that terminate or lapse and shares delivered by a participant or withheld to pay the minimum statutory withholding rate, in each case, will again be available for grant under the stock incentive plan. Refer to Note 10 Stock Option Plans for further information on and discussion of our stock incentive plan.

Deferred Compensation Plan

The Company started a deferred compensation plan in 2008 that permits executives to defer receipt of all or a portion of the amounts payable under our non-equity incentive compensation plan. All amounts deferred will be treated solely for purposes of the Plan to have been notionally invested in the common stock of Affinia Group Holdings Inc. As such, the accounts under the Plan will reflect investment gains and losses associated with an investment in the Company’s common stock. The Company matches 25% of the deferral with additional restricted stock units, which are subject to vesting as provided in the plan. There has been no activity in the plan.

New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS No. 133 and their effect on the entity’s financial position, financial performance and cash flows. The provisions of SFAS No. 161 are effective as of the beginning of our 2009 fiscal year. SFAS No. 161 will not impact the Company’s consolidated results of operations or financial position as its requirements are disclosure-only in nature.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which SFAS No. 160 is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented. The Company is assessing what impact the adoption of SFAS No. 160 will have on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS

No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company will adopt SFAS 141R on January 1, 2009 and its effect on future periods will be dependent upon the nature and significance of any acquisitions subject to SFAS 141 (R).

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new guidance was effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material effect on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value within United States generally accepted accounting principles, and expands disclosures about fair value measurements. Adoption was required for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, the FASB deferred the effective date of SFAS No. 157, until the beginning of our 2009 fiscal year, as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis. We adopted SFAS No. 157 for financial assets and liabilities at the beginning of our 2008 fiscal year and our adoption did not have a material effect on our consolidated financial position, results of operations or cash flows. The adoption of SFAS No. 157 for nonfinancial assets and liabilities in 2009 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows. FASB staff position No. 157-3 was issued on October 10, 2008 to clarify the fair value measurement in a market that is not active.

Note 4. Settlement

On December 5, 2007, the United States Bankruptcy Court for the Southern District of New York (the “Court”) entered an order approving a settlement agreement dated as of November 20, 2007 (the “Settlement Agreement”) between Dana Corporation (“Dana”) and the Company. On March 3, 2006, Dana as well as forty of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the Court. The Settlement Agreement resolved certain of the parties’ disputes relating to the Company’s acquisition of Dana’s outstanding shares of capital stock of certain subsidiaries and certain assets consisting primarily of Dana’s aftermarket business operations (the “Acquisition”) pursuant to a Stock and Asset Purchase Agreement (the “Purchase Agreement”) which acquisition closed on November 30, 2004.

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

Note 5. Inventories, net

Inventories consist of the following (Dollars in Millions):

	At December 31, 2007	At December 31, 2008
Raw materials	$110	$115
Work-in-process	33	42
Finished goods	363	355

	$506	$512

Note 6. Goodwill

Goodwill is not amortized, but instead the Company evaluates goodwill for impairment, as of December 31 of each year, unless conditions arise that would require a more frequent evaluation. In assessing the recoverability of goodwill, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective reporting unit. We have tested goodwill for impairment as of the end of the year, and concluded no impairment existed.

In conjunction with the acquisition of Affinia Hong Kong Limited, we determined the fair value of intangibles, property, plant and equipment, other assets and liabilities. Based on our valuations and purchase accounting adjustments, we recorded $30 million as goodwill (Refer to Note 2. Acquisition)

Relating to the goodwill associated with Affinia’s Acquisition in 2004, the tax benefit for the excess of tax-deductible goodwill over the reported amount of goodwill is applied to first reduce the goodwill related to the Acquisition, which is in accordance with SFAS No. 109, “Accounting for Income Taxes”. The tax benefit for the excess of tax deductible goodwill reduced reported goodwill by approximately $16 million during 2007 and approximately $9 million during 2008. Once the reported amount of goodwill is reduced to zero, the remaining tax benefit reduces the basis of intangible assets purchased in the Acquisition. Any remaining tax benefit reduces the income tax provision.

The following table summarizes our goodwill activity, which is related to the On and Off-highway segment, during 2007, and 2008 (Dollars in Millions):

Balance at December 31, 2006	$45
Tax benefit reductions	(16)
Adjustment to tax basis of acquired assets and liabilities due to application of FIN 48	1

Balance at December 31, 2007	$30
Tax benefit reductions	(9)
Adjustment to pre-acquisition tax matters	5
Goodwill related to the acquisition of Affinia Hong Kong Limited	30
Acquisition of affiliate	2

Balance at December 31, 2008	$58

Note 7. Other Intangible Assets

As of December 31, 2007 and December 31, 2008, the Company’s other intangible assets consisted of trade names, customer relationships, and developed technology. The Company recorded approximately $8 million of amortization on customer relationships and developed technology for both periods ending December 31, 2007 and December 31, 2008. We anticipate $9 million in amortization in each year for the next five years. Amortization expense is calculated on a straight line basis over 6 to 20 years. We determine on a periodic basis whether the lives and the method for amortization are accurate.

Trade names and other indefinite lived intangibles were tested for impairment in the last three years as of the end of the year by comparing their fair value to their carrying values. The fair value for each trade name was established based upon a royalty savings approach. We determined that there were impairments of $3 million and $2 million as of December 31, 2007 and December 31, 2008, respectively.

Prior to October of 2007, we used the Raybestos brand name under a licensing agreement. During October 2007, we purchased the Raybestos brand name from Raybestos Products Company. We made a strategic decision near the end of 2007 to utilize the Raybestos name in place of the Spicer, Raymold and, on certain products, the AIMCO brand name. As a result, these indefinite lived trade names were impaired by $3 million as of December 31, 2007. The impairment was recorded in cost of sales.

Due to recent events in the credit markets and intensified competition in the United Kingdom and other Western European countries, the Commercial Distribution European Segment trade name was impaired as of December 31, 2008. The impairment of $2 million was recorded in cost of sales. A rollforward of the other intangibles and trade names for 2007 and 2008 is shown below (Dollars in Millions):

	12/31/2006	Amortization	Impairment	Other	12/31/07	Amortization	Impairment	Other	12/31/08
Trade names	$48	$—	$(3)	$5	$50	$—	$(2)	$—	$48
Customer relationships	105	(6)	—	—	99	(6)	—	7	100
Developed technology/Other	17	(2)	—	—	15	(2)	—	2	15

Total	$170	$(8)	$(3)	$5	$164	$(8)	$(2)	$9	$163

Accumulated amortization for the intangibles was $26 million and $34 million as of the periods ending December 31, 2007 and December 31, 2008, respectively. The weighted average amortization period by class of intangible was the following: 19 years for customer relationships and 11 years for developed technology and other intangibles.

Note 8. Debt

Debt consists of the following (Dollars in Millions):

	At December 31,
	2007	2008
Term loan, due November 2011	$297	$297
Senior subordinated notes, due November 2014	300	300
Revolving credit facility, due November 2010	—	—
Haimeng debt	—	25

	597	622
Less: Current portion	—	(14)

	$597	$608

The fair value of debt is as follows (Dollars in Millions):

Fair Value of Debt at December 31, 2007

	Book Value of Debt	Fair Value Factor	Fair Value of Debt
Term loan, due November 2011	$297	96%	$285
Senior subordinated notes, due November 2014	300	90%	270

Total fair value of debt at December 31, 2007			$555

Fair Value of Debt at December 31, 2008

	Book Value of Debt	Fair Value Factor	Fair Value of Debt
Term loan, due November 2011	$297	50%	$149
Senior subordinated notes, due November 2014	300	50%	150
Haimeng debt	25	100%	25

Total fair value of debt at December 31, 2008			$324

On November 30, 2004, the Company issued 9.0% senior subordinated notes due 2014 in the principal amount of $300 million. The senior subordinated notes were offered only to qualified institutional buyers and certain persons in offshore transactions. The senior subordinated notes were subsequently registered under the Securities Act of 1933 pursuant to an exchange offer completed on November 2, 2005. Interest is payable semiannually in arrears on May 30 and November 30. The senior subordinated notes do not require principal payments prior to maturity. Affinia Group Intermediate Holdings Inc. and certain of the Company’s current and future subsidiaries guarantee the senior subordinated notes. At its option, Affinia may redeem some or all of the senior subordinated notes prior to November 30, 2009 at a redemption price equal to 100% of the principal amount thereof plus a specified “make-whole”

premium plus accrued and unpaid interest, if any. On and after November 30, 2009, the Company may, at its option, redeem all or a portion of the senior subordinated notes the redemption prices set forth below (expressed as percentages of principal amount), plus accrued interest, if any, if redeemed during the twelve-month period commencing on November 30 of the years set forth below:

Senior Subordinated Notes

Period	Redemption Price
2009	104.500%
2010	103.000%
2011	101.500%
2012 and thereafter	100.000%

On November 30, 2004, Affinia established financing arrangements with third party lenders (the “banks”) that provide senior credit facilities consisting of a revolving credit facility and a term loan facility that are unconditionally guaranteed by the Company, and certain domestic subsidiaries of Affinia (collectively, the “Guarantors”). The repayment of these facilities is secured by substantially all the assets of the Guarantors, including, but not limited to, a pledge of their capital stock and 65 percent of the capital stock of non-U.S. subsidiaries owned directly by the Guarantors. The revolving credit facility, which expires on November 30, 2010, provides for borrowings of up to $125 million through a syndicate of lenders. The revolving credit facility also includes borrowing capacity available for letters of credit. As of December 31, 2008, the Company had $21 million in outstanding letters of credit, none of which had been drawn against. There were no amounts outstanding under the revolving credit facility at December 31, 2008. The term loan facility provided for a $350 million term loan with a maturity of seven years upon issuance, of which $297 million was outstanding at December 31, 2008. On December 12, 2005, in connection with the comprehensive restructuring (Refer to Note 16 Restructuring of Operations), certain provisions applicable to the senior credit facilities were amended.

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

In addition to paying interest on outstanding principal under the senior credit facilities, Affinia is required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder at a rate equal to 0.8% per annum. The Company also paid customary letter of credit fees.

Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity on November 30, 2010.

At December 31, 2008 the Company had $297 million outstanding under the term loan facility with a weighted-average interest rate during the year of 6.21%. The amounts outstanding, as well as the base rates and margins, at December 31, 2008, were as follows:

	Amount	LIBOR Rate	Margin
Term loan facility	$297 million	3.42%	3.00%

The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability, and the ability of the Company’s subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness (including the senior subordinated notes), pay certain dividends and distributions or repurchase its capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing Affinia’s indebtedness (including the senior subordinated notes), and change the business conducted by Affinia and its subsidiaries. In addition, the senior credit facilities contain the following financial covenants: a maximum total leverage ratio; a minimum interest coverage ratio; and a maximum capital expenditures limitation. As of December 31, 2008 and 2007 the Company was in compliance with all of these covenants.

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

If the economic conditions do not improve or continue to deteriorate, our results of operations or financial condition could be adversely affected and could lead to a breach of covenants in 2009 in our senior credit facilities that are tied to ratios based on financial performance. Such a breach could result in a default under those facilities and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under our indenture and trade accounts receivable securitization program. Additionally, under the indenture, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on financial performance. If a default were to occur we would need to obtain a waiver or amend our financing or obtain new financings.

Haimeng has short-term and long-term loans from various lenders in China with rates varying from 6.0% to 7.4%. The debt varies in length from less than a year to almost three years. Debt payments by period is presented below (Dollars in Millions).

Year	Amount
2009	$14
2011	308
2014	300

Total	$622

Note 9. Securitization of Accounts Receivable

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

At December 31, 2007 and December 31, 2008, the usage fee margin for the receivables facility was 1.75% per annum of the amount funded. In addition, the finance subsidiary is required to pay a fee on the unused portion of the receivables facility that varies based upon the same ratio. At December 31, 2007 and December 31, 2008, the unused fee was 0.8% per annum of the unused portion of the receivables facility.

Availability of funding under the receivables facility depends primarily upon the outstanding trade accounts receivable balance from time to time. Aggregate availability is determined by using a formula that reduces the gross receivables balance by factors that take into account historical default and dilution rates, obligor concentrations and average days outstanding and the costs of the facility. As of December 31, 2007 and December 31, 2008, approximately $59 million and $37 million, respectively, were available for funding. At December 31, 2007 and December 31, 2008, no interest in the purchased receivables had been transferred under this facility.

The receivables facility contains conditions, representations, warranties and covenants similar to those in the senior credit facilities. We were in compliance with all covenants in both 2008 and 2007. It also contains amortization events similar to the events of default under the senior credit facilities, plus amortization events relating to the quality and performance of the trade receivables. If an amortization event occurs, all of the cash flow from the receivables sold to the finance subsidiary will be allocated to the receivables facility until it is paid in full.

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

Amendment. On November 14, 2006, the Compensation Committee of Affinia Group Holdings Inc. revised the vesting terms applicable to options previously awarded by the Committee to its named executive officers, as well as all other employees, under the Plan. One-half of these options vest in equal portions at the end of each year beginning with the year of the grant and ending December 31, 2009 (the “Vesting Period”), 40% are eligible for vesting in equal portions upon the Company’s achievement of certain specified annual EBITDA performance targets over the Vesting Period and 10% are eligible for vesting in equal portions upon the Company’s achievement of certain net working capital performance targets over the Vesting Period. The Committee has not modified the time-vesting options or the working capital performance options. The Committee has elected to modify the vesting terms for the EBITDA performance options so that these options will be eligible for vesting in equal portions at the end of each of the years 2007, 2008, and 2009. The Committee also modified the performance targets for those years. The fair value of the modified award was slightly higher than the grant date fair value.

Method of Accounting and Our Assumptions

On July 20, 2005, we adopted the stock incentive plan with a maximum of 227,000 shares of common stock subject to awards. As of December 31, 2008 there were 78,019 vested shares and 103,766 unvested shares. Additionally, at year-end 45,215 shares were available for future stock option grants. Each option expires on August 1, 2015. One-half of the options vest based on the performance of the Company and the remaining portion vests at the end of each year ratably over the period from the year of the grant until December 31, 2009. The exercise price is $100 per option.

We account for our employee stock options under the fair value method of accounting using a Black-Scholes model to measure stock-based compensation expense at the date of grant. Dividend yields were not a factor because there were no cash dividends declared during 2006, 2007, and 2008. Our weighted-average Black-Scholes fair value assumptions include:

	2006	2007	2008
Weighted-average effective term	6 years	5.5 years	5.2 years
Weighted-average risk free interest rate	4.2%	4.39%	4.35%
Weighted-average expected volatility	40.0%	39.6%	40.1%
Weighted-average fair value of options (Dollars in Millions)	$4	$6	$7

The fair value of the stock option grants is amortized to expense over the vesting period. The Company reduces the overall compensation expense by a turnover rate consistent with historical trends. Stock-based compensation expense, which was recorded in selling, general and administrative expenses, and tax related income tax benefits were less than $1 million for 2006, 2007, and 2008.

Options
Outstanding at January 1, 2006	140,700
Granted	14,060
Forfeited/expired	(5,500)

Outstanding at December 31, 2006	149,260
Granted	82,050
Forfeited/expired	(13,800)

Outstanding at December 31, 2007	217,510
Granted	9,500
Forfeited/expired	(45,225)

Outstanding at December 31, 2008	181,785

A summary of the status of the Company’s nonvested shares as of December 31, 2008, and changes during the year ended December 31, 2008 is presented below:

Options
Outstanding at December 31, 2007	156,600
Granted	9,500
Vested	(26,860)
Forfeited/expired	(35,473)

Outstanding at December 31, 2008	103,767

Note 11. Pension and Other Postretirement Benefits

The Company provides defined contribution and defined benefit, qualified and nonqualified, pension plans for certain employees.

Under the terms of the defined contribution retirement plans, employee and employer contributions may be directed into a number of diverse investments. Expenses related to these defined contribution plans were $10 million for the year ended December 31, 2006, $9 million for the year ended December 31, 2007, and $8 million for the year ended December 31, 2008.

The Company has Canadian defined benefit pension plans (the assets of which are referred to as the Fund). These plans are managed in accordance with applicable legal requirements relating to the investment of registered pension plans. The responsibility for the investment of the Fund lies with the Investment Committee of ITT Industries of Canada Ltd. (the “Committee”). The Committee is composed of representatives of ITT and of the participating companies, which includes our Company. The investments objectives of the plans are to maximize long-term total investment returns while assuming a prudent level of risk deemed appropriate by the Committee. The Fund may not engage in certain investments that are not permitted for a pension plan pursuant to applicable provincial pension benefits legislation and the Income Tax Act of Canada. Additionally, the Fund may not invest more than 10% of the assets in any single public issue of securities except where the security is issued by or guaranteed by the government of Canada or a Canadian province. This investment policy permits plan assets to be invested in a number of diverse investment categories such as demand or term deposits, short term notes, treasury bills, bankers acceptances, commercial paper, investment certificates issued by banks, insurance companies or trust companies, bonds and non-convertible debentures, mortgages and other asset-backed securities, convertible debentures, real estate, preferred and common stocks that are traded publicly, including both Canadian and foreign stocks, resource properties, venture capital, insured contracts, pooled funds, segregated funds, trusts, closed-end investment companies, limited partnerships and other structured vehicles invested directly or indirectly in, or in interests.

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

The following tables provide a reconciliation of the changes in the Company’s defined benefit pension plans’ and other postretirement plans’ benefit obligations and the fair value of assets for the years ended December 31, 2007 and December 31, 2008, as well as the statements of the funded status and schedules of the net amounts recognized in the balance sheet at December 31, 2007 and 2008. The measurement date for the amounts in these tables was December 31 of each year presented (Dollars in Millions):

	Pension Benefits
	Year Ended December 31, 2007	Year Ended December 31, 2008
Reconciliation of benefit obligation
Obligation at beginning of period	$27	$35
Service cost	—	—
Interest cost	2	1
Plan amendment	1	—
Actuarial (gain) loss	3	(1)
Benefit payments	(1)	(10)
Settlement	—	(1)
Translation adjustments	3	(6)

Obligation at end of period	$35	$18

Accumulated benefit obligation	$35	$18

	Pension Benefits
	Year Ended December 31, 2007	Year Ended December 31, 2008
Reconciliation of fair value of plan assets
Fair value, beginning of period	$26	$32
Actual return on plan assets	2	(4)
Employer contributions	1	2
Benefit payments	(1)	(10)
Settlement	—	(1)
Translation adjustments	4	(6)

Fair value, end of period	$32	$13

	Pension Benefits
	Year Ended December 31, 2007	Year Ended December 31, 2008
Funded Status	$(3)	$(5)
Unrecognized net actuarial loss	4	6

Accrued benefit cost	$1	$1

The following table reflects the impact of the adoption of SFAS No. 158 on our Consolidated Balance Sheet at December 31, 2007:

	Year Ended December 31, 2007
	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
Pension obligations	$(1)	$(3)	$(4)
Deferred income tax assets, non-current	—	1	1

Accumulated other comprehensive income (loss)	$(1)	$(2)	$(3)

The weighted average asset allocations of the pension plans at December 31, 2007 and December 31, 2008 were as follows:

	December 31, 2007	December 31, 2008
Asset Category
Equity securities	71%	58%
Controlled-risk debt securities	27%	41%
Cash and short-term obligations	2%	1%

Total	100%	100%

The target asset allocations of the pension plans for equity securities, controlled-risk debt securities, absolute return strategies investments and cash and other assets at December 31, 2007 and December 31, 2008 were 70%, 30%, 0% and 0%.

The following table presents the funded status of the Company’s pension plans and the amounts recognized in the balance sheet as of December 31, 2007 and 2008 (Dollars in Millions):

	December 31, 2007	December 31, 2008
Accumulated benefit obligation at beginning of period	$27	$35
Projected benefit obligation	35	18
Fair value of assets	32	13

Accrued cost	$(3)	$(5)

Amounts recognized in balance sheet:
Accrued benefit liability	$(3)	$(5)
Intangible asset	—	—
Accumulated other comprehensive income	3	6

Net amount recognized	$—	$1

The Company’s projected benefit payments by the pension plans subsequent to December 31, 2008 are expected to be $14 million in 2009 and less than $1 million for each of the next nine years.

Projected contributions to be made to the Company’s defined benefit pension plans are expected to be in aggregate $5 million over the next ten years.

Components of net periodic benefit costs for the Company’s defined benefit plans for the years ended December 31, 2006, December 31, 2007, and December 31, 2008 are as follows (Dollars in Millions):

	Pension Benefits
	Year Ended December 31, 2006	Year Ended December 31, 2007	Year Ended December 31, 2008
Service cost	$1	$—	$—
Interest cost	1	2	1
Expected return on plan assets	(1)	(2)	(1)
Amortization of transition obligation	—	—	—
Amortization of prior service cost	—	1
Recognized net actuarial loss	—	—	2

Net periodic benefit cost	$1	$1	$2

	December 31, 2006	December 31, 2007	December 31, 2008
Discount rate	5.0%	5.0%	5.3%
Expected return on plan assets	6.7%	5.7%	6.1%

The discount rate and expected return on plan assets for the Company’s plans presented in the tables above are used to determine pension expense for the succeeding year.

Note 12. Income Tax

The components of the income tax provision (benefit) are as follows:

	Year Ended December 31, 2006	Year Ended December 31, 2007	Year Ended December 31, 2008
Current:
U.S. federal	$—	$—	$—
U.S. state and local	—	—	—
Non-United States	9	12	26

Total current	9	12	26
Deferred:
U.S. federal & state	(7)	(7)	(3)
Non-United States	(5)	3	(4)

Total deferred	(12)	(4)	(7)

Income tax provision (benefit)	$(3)	$8	$19

The income tax provision (benefit) was calculated based upon the following components of earnings (loss) before income taxes and minority interest (Dollars in Millions):

	Year Ended December 31, 2006	Year Ended December 31, 2007	Year Ended December 31, 2008
United States	$(27)	$(12)	$(38)
Non-United States	19	26	54

Earnings (loss) before income taxes	$(8)	$14	$16

Deferred tax assets (liabilities) consisted of the following (Dollars in Millions):

	At December 31, 2007	At December 31, 2008
Deferred tax assets:
Net operating loss carryforwards	$61	$95
Inventory reserves	16	12
Expense accruals	34	24
Other	7	13

Subtotal	118	144
Valuation allowance	(25)	(35)

Deferred tax assets	93	109
Deferred tax liabilities:
Depreciation & amortization	14	16
Foreign earnings	4	4

Deferred tax liabilities	18	20

Net deferred tax assets	$75	$89

Balance Sheet Presentation:
Other current assets	$14	$41
Deferred income taxes	74	59
Other accrued expenses	(3)	(3)
Deferred employee benefits & other noncurrent liabilities	(10)	(8)

Net deferred tax assets	$75	$89

Valuation allowances are provided for deferred tax assets whenever the realization of the assets is not deemed to meet a more likely than not standard. Accordingly, valuation allowances have been provided for net operating losses in certain non-U.S. countries and U.S. states. To reflect judgments in applying this standard, the Company increased the valuation allowance against deferred tax assets by $10 million in 2008 U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such temporary differences totaled $50 million at December 31, 2008. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable.

The effective income tax rate differs from the U.S. federal income tax rate for the following reasons:

	Year Ended December 31, 2006	Year Ended December 31, 2007	Year Ended December 31, 2008
U.S. federal income tax rate	35.0%	35.0%	35.0%
Increases (reductions) resulting from:
State and local income taxes, net of federal income tax benefit	25.6	4.1	(1.8)
Non-U.S. income	29.8	26.1	38.7
U.S. Permanent Differences	—	(20.3)	24.5
Unremitted Earnings	(35.5)	0.8	19.5
Miscellaneous items	(12.6)	10.2	8.7

Effective income tax rate	42.3%	55.9%	124.6%

At the end of 2008, federal domestic net operating loss carryforwards were $166 million. Of these, $12 million expire in 2024, $13 million expire in 2025, $35 million expire in 2026, $35 million expire in 2027 and $71 expire in 2028. At the end of 2008, state domestic net operating loss carryforwards were estimated to be $85 million, the majority of which expire between 2024 and 2028. At the end of 2008, foreign net operating loss carryforwards were $78 million and expire as follows: $0.6 million in 2009, $1.4 million in 2010, $2.0 million in 2011, $2.7 million in 2012, $5.6 million in 2013, $2.2 million in 2014, $0.7 million in 2015, $2.5 million in 2016, $0.6 in 2017, $1.6 in 2018, $3.0 million in 2022, $14.1 million in 2023 and $41.0 million may be carried forward indefinitely. Realization of the tax benefits associated with loss carryforwards is dependent on generating sufficient taxable income prior to their expiration.

FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on an income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $3 million. As a result of the implementation of FIN 48, the Company recognized a $2 million increase in the liability for unrecognized tax benefits, a $1 million reduction to retained earnings and a $1 million increase to goodwill.

The following table summarizes the activity related to our unrecognized tax benefits (Dollars in Millions):

Balance at January 1, 2007	$3
Increases to tax positions in prior periods	—
Decreases to tax positions in prior periods	(1)

Balance at January 1, 2008	$2
Increases to tax positions in prior periods	—
Decreases to tax positions in prior periods	—

Balance at December 31, 2008	$2

Included in the balance of unrecognized tax benefits at December 31, 2008, are $2 million of tax benefits that, if recognized, would affect the effective tax rate. The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties as part of the income tax provision. As of December 31, 2008 the Company’s accrual for interest and penalties is less than $1 million.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. For jurisdictions in which the Company transacts significant business, tax years ending December 31, 2004 and later remain subject to examination by tax authorities. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

Note 13. Property, Plant and Equipment

The following table breaks out the property, plant and equipment in further detail (Dollars in Millions):

	December 31,
	2007	2008
Property, plant and equipment
Land and improvements to land	$21	$22
Buildings and building fixtures	74	117
Machinery and equipment	143	150
Software	18	25
Other	1	1
Construction in progress	19	11

	276	326
Less: Accumulated depreciation	(93)	(118)

	$183	$208

Depreciation is recognized on a straight-line basis over an asset’s estimated useful life. The depreciation expense was $38 million, $24 million and $27 million for 2006, 2007 and 2008, respectively.

Note 14. Other Accrued Expenses

The following table breaks out the other accrued expenses in further detail (Dollars in Millions):

	December 31,
	2007	2008
Other accrued expenses
Return reserve	$20	$18
Accrued promotions and defective product	15	15
Core deposit liability	10	9
Taxes other than income taxes	16	31
Accrued property and casualty	9	10
Accrued restructuring	10	11
Tax deposit payable	7	5
Accrued marketing expense	6	6
Accrued freight	4	4
Other	37	39

	$134	$148

The other accrued liabilities primarily consist of accrued utilities, accrued professional fees and other miscellaneous accruals.

A reconciliation of the changes in our return reserves is as follows beginning with January 1, 2007 (Dollars in Millions):

	December 31,
	2006	2007	2008
Beginning balance January 1	$19	$18	$20
Amounts charged to revenue	49	57	58
Returns processed	(50)	(55)	(60)

Ending balance December 31	$18	$20	$18

Note 15. Commitments and Contingencies

At December 31, 2008, the Company had purchase commitments for property, plant and equipment of approximately $2 million.

The Company had a logistics service agreement and future minimum rental commitments under non-cancelable operating leases of $167 million at December 31, 2008, with future rental payments of:

	Logistics Agreement	Operating Leases	Total
2009	$9	$16	$25
2010	9	14	23
2011	9	13	22
2012	9	12	21
2013	9	10	19
Thereafter	31	26	57

Total	$76	$91	$167

The leases do not contain restrictions on future borrowings. There are no significant lease escalation clauses or purchase options. Rent expense was $24 million in 2006, $23 million in 2007 and $25 million in 2008. The logistics service agreement expense related to an international location was $11 million and $10 million in 2007 and 2008.

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

On March 31, 2008, a class action lawsuit was filed by S&E Quick Lube Distributors, Inc. of Utah against several auto parts manufacturers for allegedly conspiring to fix prices for replacement oil, air, fuel and transmission filters. Several auto parts companies are named as defendants, including Champion Laboratories, Inc., Purolator Filters NA LLC, Honeywell International Inc., Cummins Filtration Inc., Donaldson Company, Baldwin Filters Inc., Bosch USA., Mann + Hummel USA Inc., Arvinmeritor Inc., United Components Inc and Wix. The lawsuit was filed in US District Court for the District of Connecticut and seeks damages and injunctive relief on behalf of a nationwide class of direct purchasers of filters. Since this initial complaint was filed, over 56 “tag-along” suits in multiple jurisdictions have been filed on behalf of both direct and indirect purchasers of automotive filtration products. Two suits have also been filed in the Canadian provinces of Ontario and Quebec. As a result, all U.S. lawsuits have been consolidated in a Multi-District Litigation Proceeding in Chicago, IL. Affinia believes that Wix did not have significant sales in this particular retail market at the relevant time periods so we currently expect any potential exposure to be immaterial.

The Company has various accruals for civil, product liability and other costs. If there is a range of equally probable outcomes, we accrue the lower end of the range. The Company has $3 million and $1 million accrued as of December 31, 2007 and December 31, 2008, respectively. The accrual decreased by $2 million due to the settlement of a patent infringement case in 2007 with a portion of the settlement being paid in the second quarter of 2008. There are no recoveries expected from third parties.

During the first quarter of 2007 we signed a letter of credit in connection with a real estate lease. FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires that this letter of credit be accounted for as a guarantee. The fair value of this guarantee as of December 31, 2008 was $1 million and is included in other noncurrent liabilities and other long-term assets.

Note 16. Restructuring of Operations

In 2005, we announced two restructuring plans: (i) a restructuring plan that we announced at the beginning of 2005 as part of the Acquisition, also referred to herein as the acquisition restructuring and (ii) a restructuring plan that we announced at the end of 2005, also referred to herein as the comprehensive restructuring. We have completed the acquisition restructuring and we are continuing the comprehensive restructuring program. The following chart summarizes the timing of the comprehensive restructuring activity to date:

Facility	Closure Announcement Date	Date Closed
Southampton (UK)	December 2005	2nd Qtr. 2006
Erie (PA)	March 2006	4th Qtr. 2006
North East (PA)	March 2006	4th Qtr. 2006
McHenry (IL)	March 2006	4th Qtr. 2006
Nuneaton (UK)	May 2006	3rd Qtr. 2007
St. Catharines (ON, Canada)	June 2006	4th Qtr. 2006
Cambridge (ON, Canada)	September 2006	1st Qtr. 2007
Cuba (MO)	October 2006	2nd Qtr. 2007
Mississauga (ON, Canada)	November 2006	4th Qtr. 2006
Sudbury (ON, Canada)	March 2007	2nd Qtr. 2007
Mishawaka (IN)	October 2007	2nd Qtr. 2008
El Talar (Argentina)	April 2008	2nd Qtr. 2008
Barcelona (Spain)	May 2008	4th Qtr. 2008
Litchfield (IL)	June 2008	Open
Dallas (TX)	June 2008	Open
Milton (ON, Canada)	June 2008	Open
Brownhills (UK)	May 2008	3rd Qtr. 2008
Balatas Plant in Mexico City (Mexico)	December 2008	Open

In other comprehensive restructuring activity, we previously announced our intent to sell our Waupaca (WI) facility but have now determined to retain this facility. In connection with the comprehensive restructuring, we have recorded $141 million in restructuring costs to date. We recorded $23 million in 2005, $40 million in 2006, $38 million in 2007, and $40 million in 2008. The charges of $2 million in 2005, $39 million in 2006, $35 million in 2007, and $39 million in 2008 were recorded in selling, general and administrative expense and $21 million in 2005, $1 million in 2006, $3 million in 2007, and $1 million in 2008 were recorded in cost of sales. These charges consist of employee termination costs, other exit costs and impairment costs. Severance costs are being accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 112, “Employers’ Accounting for Postemployment Benefits” — an amendment of FASB Statements No. 5 and 43.” As of the end of 2008, we have announced all the comprehensive restructuring activity.

We forecast that the comprehensive restructuring program will result in approximately $162 million in restructuring costs, which exceeds preliminary expectations of $152 million. We anticipate that we will incur approximately $21 million more in restructuring costs during 2009 completing the closure of the previously announced facilities.

The Company also continues to expect that the major components of such costs will be employee severance costs, asset impairment charges, and other costs (i.e. moving costs, environmental remediation, site clearance and repair costs) each of which should represent approximately 43%, 18% and 39% respectively, of the total cost of the restructuring.

The following summarizes the restructuring charges and activity for all the Company’s restructuring programs (Dollars in Millions):

Accrued Restructuring
Balance at December 31, 2006	$13
Charges to expense:
Employee termination benefits	16
Asset write-offs expense	6
Other expenses	16

Total restructuring expenses	38
Cash payments and asset write-offs:
Cash payments	(37)
Asset retirements and other	(4)

Balance at December 31, 2007	$10

Charges to expense:
Employee termination benefits	29
Asset write-offs expense	2
Other expenses	9

Total restructuring expenses	40
Cash payments and asset write-offs:
Cash payments	(29)
Asset retirements and other	(10)

Balance at December 31, 2008	$11

At December 31, 2008, $11 million of restructuring charges remained in accrued liabilities, relating to wage and healthcare continuation for severed employees and other termination costs. These remaining benefits are expected to be paid during 2009. The following table shows the restructuring expenses by segment (Dollars in Millions):

	2006	2007	2008
On and Off-highway segment	$30	$26	$19
Commercial Distribution European segment	1	12	12
Brake South America segment	—	—	7
Corporate, eliminations and other	9	—	2

	$40	$38	$40

Note 17. Related Party Transactions

Mr. John M. Riess, an Affinia Group Inc. Board member, is the parent of an executive who is currently employed with Genuine Parts Company (NAPA) but was previously employed with General Parts Inc (CARQUEST) in 2007. NAPA and CARQUEST are the Company’s two largest customers as a percentage of total net sales accounted for 24%, and 7% for the year ended December 31, 2008 and 25% and 7% for the year ended December 31, 2007, respectively.

Note 18. Segment Information

The products, customer base, distribution channel, manufacturing process, procurement are similar throughout all of the Company’s operations. However, due to different economic characteristics in the Company’s operations we have a Commercial Distribution European Segment, a Brake South America Segment and a third segment that includes multiple operating segments that have been aggregated into one reportable business segment. All three segments are in the On and Off-highway industry but for segment reporting purposes we refer to the third segment as the On and Off-highway segment. Segment net sales, operating profit, total assets, depreciation and capital expenditures were as follows (Dollars in Millions):

	Net Sales			Operating Profit
	2006	2007	2008	2006	2007	2008
On and Off-highway segment	$1,891	$1,853	$1,908	$100	$109	$141
Commercial Distribution European segment	268	281	263	—	(15)	(17)
Brake South America segment	26	30	26	(6)	(6)	(11)
Corporate, eliminations and other	(25)	(26)	(19)	(50)	(19)	(37)

	$2,160	$2,138	$2,178	$44	$69	$76

	Total Assets		Depreciation and Amortization			Capital Expenditures
	2007	2008	2006	2007	2008	2006	2007	2008
On and Off-highway segment	$1,186	$1,327	$31	$18	$22	$19	$24	$20
Commercial Distribution European segment	156	120	4	3	2	2	2	2
Brake South America segment	17	6	1	1	1	—	1	1
Corporate, eliminations and other	98	62	10	11	11	3	3	2

	$1,457	$1,515	$46	$33	$36	$24	$30	$25

Net sales by geographic region were as follows (Dollars in Millions):

	Year Ended December 31, 2006	Year Ended December 31, 2007	Year Ended December 31, 2008
United States	$1,198	$1,146	$1,140
Canada	255	189	143
Brazil	242	289	356
Other Countries	465	514	539

	$2,160	$2,138	$2,178

Long-lived assets by geographic region were as follows (Dollars in Millions):

	December 31, 2007	December 31, 2008
United States	$293	$323
Canada	18	14
Brazil	7	6
Other Countries	74	97

	$392	$440

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

	Year Ended December 31, 2006	Year Ended December 31, 2007	Year Ended December 31, 2008
Brake products	$818	$704	$684
Filtration products	689	728	727
Chassis products	156	150	155
Commercial Distribution South America products	254	301	368
Commercial Distribution European products	268	281	263
Corporate, eliminations and other	(25)	(26)	(19)

	$2,160	$2,138	$2,178

Note 19. Asset Retirement Obligations

We account for the fair value of an asset retirement obligation (“ARO”) in the period in which it is incurred if it can be reasonably estimated, with the offsetting associated asset retirement costs capitalized as part of the carrying amount of the long-lived assets. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over its useful life. Changes in the ARO resulting from the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense, which is included in depreciation and amortization expense in the consolidated statements of operations. Changes resulting from revisions to the timing or amount of the original estimate of cash flows are recognized as an increase or a decrease in the asset retirement cost and ARO. The ARO recorded at December 31, 2007 and December 31, 2008 was $1 million and $2 million, respectively.

Note 20. Acquisitions and Disposals of Businesses

In addition to the acquisition described in Note 2 we completed the purchase of the remaining 40% interest in Wix Helsa Company in April 2008. The purchase price of $2.5 million exceeded the fair value of the assets and the liabilities by approximately $2 million, which was recorded to goodwill.

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

Note 21. Derivatives

Our derivative financial assets and liabilities consist of interest rate swaps and currency forward contracts. The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

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

The fair value measurement of derivatives is based upon Level 2 inputs consisting of observable current market data as applicable to determine market rates of similar assets and liabilities. Many of our derivative contracts are valued utilizing publicly available pricing data of contracts with similar terms. In other cases, the contracts are valued using current spot market data adjusted for the appropriate current forward curves provided by external financial institutions. We enter into hedging transactions with banking institutions that have strong credit ratings, and thus the credit risk associated with these contracts is not considered significant. Our Level 2 derivatives were comprised of a $7 million interest rate swap liability and $1 million forward contract asset, which nets to a $6 million liability as of December 31, 2008.

In April 2006, the Company entered into various pay-fixed interest rate swaps having a combined notional value of $150 million to effectively fix the rate of interest on a portion of our variable interest rate senior credit facility until April 30, 2008. In September 2007, the Company executed pay-fixed interest rate swaps having a notional amount of $150 million beginning upon the termination of the existing interest rate swaps and expiring on April 30, 2010. The effect of these transactions is to reduce the net annual interest expense impact of a hypothetical immediate 1% increase of the average interest rate on the Company’s $322 million variable rate debt outstanding from $3 million to $2 million.

Changes in fair value of derivatives designated as cash flow hedges are recorded as a separate component of other comprehensive income (loss) to the extent such cash flow hedges are effective. Amounts are reclassified from other comprehensive income (loss) when the underlying hedged items are realized or hedges are ineffective. There was less than $0.1 million in 2006 and 2007 and $2 million in 2008 reclassified from other comprehensive income (loss) into earnings. There have been no gains or losses reclassified from other comprehensive income (loss) into earnings due to hedge ineffectiveness related to any of the Company’s interest rate swap transactions.

We also entered into forward foreign currency exchange contracts during 2007 and 2008 to mitigate the potential financial impact upon the Company’s consolidated results of operations due to exchange rate changes by engaging in business activities or financial derivative transactions that will generally offset underlying currency exposures. To date, our foreign currency exchange rate risk management efforts have primarily focused upon operationally managing the amount of net non-functional currency monetary assets or liabilities subject to the re-measurement process. In addition, we periodically execute short-term currency exchange rate forward contracts that are intended to mitigate the earnings impact related to the re-valuation of specific monetary assets or liabilities denominated in a currency other than a particular entity’s functional currency. At December 31, 2008, we had currency exchange rate derivatives with an aggregate net notional value of $146 million and a fair value of $3 million of derivative assets and $2 million of derivative liabilities. At December 31, 2007, we had currency exchange rate derivatives with an aggregate net notional value of $94 million and a fair value of $1 million of derivative assets and nil derivative liabilities.

Note 22. Financial Information for Guarantors and Non-Guarantors

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

The following information presents consolidating Statements of Operations and Statements of Cash Flows for the years ended December 31, 2006, December 31, 2007, and December 31, 2008 and Consolidated Balance Sheets as of December 31, 2007 and 2008.

Affinia Group Intermediate Holdings Inc.

Notes to consolidated financial statements (continued)

Supplemental Guarantor

Consolidating Statement of Operations

For the Year Ended December 31, 2006

(Dollars in Millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$1,266	$1,235	$(341)	$2,160
Cost of sales	—	—	(992)	(1,133)	341	(1,784)

Gross profit	—	—	274	102	—	376
Selling, general, and administrative expenses	—	(63)	(144)	(125)	—	(332)

Operating (loss) profit	—	(63)	130	(23)	—	44
Other income (loss), net	—	73	(70)	4	—	7
Interest expense	—	(59)	—	—	—	(59)

Income (loss) before taxes and minority interest	—	(49)	60	(19)	—	(8)
Income tax (benefit) provision	—	(9)	—	6	—	(3)

Income (loss) from continuing operations	—	(40)	60	(25)	—	(5)
Equity interest in income	(5)	40	17	35	(87)	—

Net (loss) income	$(5)	—	$77	$10	$(87)	$(5)

Affinia Group Intermediate Holdings Inc.

Notes to consolidated financial statements (continued)

Supplemental Guarantor

Consolidating Statement of Operations

For the Year Ended December 31, 2007

(Dollars in Millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$1,182	$1,267	$(311)	$2,138
Cost of sales	—	—	(933)	(1,137)	311	(1,759)

Gross profit	—	—	249	130	—	379
Selling, general and administrative expenses	—	(34)	(146)	(145)	—	(325)
Income from settlement	—	15	—	—	—	15

Operating (loss) profit	—	(19)	103	(15)	—	69
Other income (loss), net	—	40	(37)	1	—	4
Interest expense	—	(58)	—	(1)	—	(59)

Income (loss) before taxes and minority interest	—	(37)	66	(15)	—	14
Income tax (benefit) provision	—	(8)	—	16	—	8

Income (loss) from continuing operations	—	(29)	66	(31)	—	6
Equity interest in income	6	45	(3)	46	(94)	—

Net (loss) income	$6	$16	$63	$15	$(94)	$6

Affinia Group Intermediate Holdings Inc.

Notes to consolidated financial statements (continued)

Supplemental Guarantor

Consolidating Statement of Operations

For the Year Ended December 31, 2008

(Dollars in Millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$1,269	$1,204	$(295)	$2,178
Cost of sales	—	—	(1,072)	(1,000)	295	(1,777)

Gross profit	—	—	197	204	—	401
Selling, general and administrative expenses	—	(29)	(147)	(149)	—	(325)
Income from settlement	—	—	—	—	—	—

Operating (loss) profit	—	(29)	50	55	—	76
Other income (loss), net	—	23	(25)	(2)	—	(4)
Interest expense	—	(55)	—	(1)	—	(56)

Income (loss) before taxes and minority interest	—	(61)	25	52	—	16
Income tax (benefit) provision	—	(5)	—	24	—	19

Income (loss) from continuing operations	—	(56)	25	28	—	(3)
Equity interest in income	(3)	53	28	—	(78)	—

Net (loss) income	$(3)	$(3)	$53	$28	$(78)	$(3)

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

Affinia Group Intermediate Holdings Inc.

Notes to consolidated financial statements (continued)

Supplemental Guarantor

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2008

(Dollars in Millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Elimination	Consolidated Total
Operating activities
Net cash (used in) provided by operating activities	—	37	16	(5)	—	48
Investing activities
Proceeds from sale of assets	—	—	—	1	—	1
Investments in companies, net of cash acquired	—	(50)	—	—	—	(50)
Proceeds from sale of affiliates	—	3	—	3	—	6
Investments in affiliates	—	—	(6)	—	—	(6)
Change in restricted cash	—	—	—	(1)	—	(1)
Additions to property, plant and equipment, net	—	(1)	(11)	(13)	—	(25)
Other investing activities	—	—	—	—	—	—

Net cash used in investing activities	—	(48)	(17)	(10)	—	(75)
Financing activities
Short-term debt, net	—	—	—	—	—	—
Proceeds from (payment of) long-term debt	—	—	—	1	—	1
Payment of long-term debt	—	—	—	—	—	—
Capital contribution	—	50	—	—	—	50
Net transactions with Parent	—	—	—	—	—	—

Net cash provided by (used in) financing activities of continuing operations	—	50	—	1	—	51
Net cash used in financing activities of discontinued operations	—	—	—	—	—	—

Net cash provided by (used in) financing activities	—	50	—	1	—	51
Effect of exchange rates on cash	—	—	—	(6)	—	(6)
Change in cash and cash equivalents	—	39	(1)	(20)	—	18
Cash and cash equivalents at beginning of period	—	20	1	38	—	59

Cash and cash equivalents at end of period	$—	$59	$—	$18	$—	$77

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

Affinia Group Intermediate Holdings Inc.

Notes to consolidated financial statements (continued)

Supplemental Guarantor

Consolidating Balance Sheet

December 31, 2008

(Dollars in Millions)

	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$59	$—	$18	$—	$77
Restricted cash	—	—	—	4	—	4
Accounts receivable	—	31	155	126	—	312
Inventories	—	—	314	198	—	512
Other current assets	—	47	1	41	—	89

Total current assets	—	137	470	387	—	994
Investments and other assets	—	218	76	19	—	313
Intercompany investments	356	1,068	347	—	(1,771)	—
Intercompany receivables	—	(332)	275	57	—	—
Property, plant and equipment, net	—	9	95	104	—	208

Total assets	$356	$1,100	$1,263	$567	$(1,771)	$1,515

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$13	$156	$105	$—	$274
Notes payable	—	—	—	14	—	14
Accrued payroll and employee benefits	—	6	4	21	—	31
Other accrued liabilities	—	59	31	58	—	148

Total current liabilities	—	78	191	198	—	467
Deferred employee benefits and noncurrent liabilities	—	14	—	10	—	24
Long-term debt	—	597	—	11	—	608

Total liabilities	—	689	191	219	—	1,099
Minority interest in consolidated subsidiaries	—	55	5	—	—	60
Shareholder’s equity	356	356	1,067	348	(1,771)	356

Total liabilities and equity	$356	$1,100	$1,263	$567	$(1,771)	$1,515

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A(T). Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this annual report.

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

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2008, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during our fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below is certain information concerning the individuals serving as the executive officers and members of the Board of Directors of Affinia Group Inc., including their ages as of March 6, 2009.

Name	Age		Position
Terry R. McCormack	58		President, Chief Executive Officer and Director
Thomas H. Madden	59		Senior Vice President and Chief Financial Officer
H. David Overbeeke	47	[1]	President, Global Brake & Chassis Group
Keith A. Wilson	47		President, Global Filtration Group
Jorge C. Schertel	57		Vice President, Commercial Distribution, South America
Roderick Ashby-Johnson	64		Vice President, Commercial Distribution, Europe
Steven E. Keller	50		Senior Vice President, General Counsel and Secretary
Timothy J. Zorn	56		Vice President, Human Resources
James E. Burdiss	57		Vice President and Chief Information Officer
Patrick M. Manning	36		Vice President, Business Development
John R. Washbish	55	[2]	President, Under Vehicle Group and Customer Relationship Management, and Director
Jerry A. McCabe	61	[3]	Vice President, Business Architecture
Larry W. McCurdy	73		Chairman of the Board of Directors
Joseph A. Onorato	59		Director
John M. Riess	66		Director
Michael F. Finley	47		Director
Donald J. Morrison	48		Director
James A. Stern	58		Director
Joseph E. Parzick	53		Director

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

H. David Overbeeke has served as our President, Global Brake & Chassis Group since July 14, 2008, having previously served as a Director of Affinia Group Inc. from April 1, 2008 until July 14, 2008. Prior to joining Affinia, Mr. Overbeeke served as Operating Advisor for Oak Hill Capital Partners, a private equity firm and prior to that he spent over 20 years with GE in various roles including CIO of NBC Universal, Executive Vice President with Digital Media and General Manager of Fleet Operations at GE Aviation. Mr. Overbeeke holds a degree in Mechanical Engineering with a minor in Business from the University of Waterloo. Mr. Overbeeke serves on the Boards of Directors of Republic National Cabinet Corporation and Wilton Re, a life reinsurance company.

[1]	Mr. Overbeeke’s employment by the Company commenced July 14, 2008.

[2]	Mr. Washbish’s employment by the Company ended July 11, 2008 and Mr. Washbish resigned as a director on such date.

[3]	Mr. McCabe’s employment by the Company ended December 31, 2008.

Keith A. Wilson has served as our President, Global Filtration Group since January 1, 2008, having previously served as President, Under Hood Group from January 1, 2007 until December 31, 2007. Mr. Wilson served as Vice President and General Manager of Under Hood Group of Affinia Group Inc. from the Acquisition until the end of 2006. Mr. Wilson had served as Vice President and division manager of Wix Filtration Products Division of Dana from September 2000 and was given additional responsibility for Engine Operations in 2003. Mr. Wilson earned a Bachelor’s degree in Marketing and Management from Ball State University and he is a graduate of Dana’s M.B.A. Program. He also served as Chairman of Dana’s Global Environmental Health & Safety Advisory Council.

Jorge C. Schertel has served as our Vice President, Commercial Distribution, South America, since January 1, 2008. Mr. Schertel previously has served as our Vice President and General Manager South America and prior to that as our Vice President and General Manager Brazil. Mr. Schertel earned a B.A. in Business Administration from PUC-RGS, Brazil. He also attended the Executive Management Program at Penn State University and the Executive Development Program at the University of Michigan Business School. Mr. Schertel serves on the Council Director of SINDIPECAS (Brazilian Association for Autoparts Manufacturers).

Roderick Ashby-Johnson has served as our Vice President, Commercial Distribution Europe since January 1, 2008. Mr. Ashby-Johnson served as General Manager from November 20, 2006 until December 31, 2007. Mr. Ashby-Johnson formerly served as Chief Executive of T&N Engine Parts Aftermarket Worldwide, Chairman of Clevite Engine Parts Inc. and similar T&N subsidiaries around the world. Earlier he held senior appointments with T&N plc, Associated Engineering Ltd. and GKN around Europe, North America and Asia. Mr. Ashby-Johnson holds Masters Degrees in Mechanical Sciences and Business Management from Cambridge University.

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

James E. Burdiss has served as our Vice President and Chief Information Officer since June 2007. Prior to joining Affinia, Mr. Burdiss was Senior Vice President and Chief Information Officer for Smurfit Stone Container Corporation from January 2001 until April 2007. Mr. Burdiss currently serves on the Board of Directors for Ranken Jordan Pediatric Specialty Hospital located in St. Louis, Missouri, and is a member of the Metro East Technical Advisory Board for Southern Illinois University School of Business at Edwardsville, Illinois. Additionally, he is a founding member of CIO magazine’s CIO Executive Council. Mr. Burdiss earned a B.S. degree from Southern Illinois University and an MBA from the Darden Graduate School of Business Administration, University of Virginia.

Patrick M. Manning was recently announced as our Vice President, Business Development. Mr. Manning previously served as our Director, Business Development from the Acquisition until December 2008. Mr. Manning was a Manager of Corporate Development in 2003 and Director of Business Development in 2004 at Dana. Mr. Manning earned a Bachelor of Science degree in Industrial Engineering from the University of Pittsburgh and a Masters of Business Administration degree from Southern Connecticut State University.

John R. Washbish served as our President, Under Vehicle Group and Customer Relationship Management, from January 1, 2007 until his departure from the Company on July 11, 2008. Mr. Washbish previously served as our Vice President and General Manager, Under Vehicle Group from the Acquisition until the end of 2006. Mr. Washbish served as the President of Customer Relationship Management for the Aftermarket Group of Dana from May 2003 and served in this capacity for Affinia Group Inc. until his departure from the Company on July 11, 2008. Mr. Washbish earned his Bachelor’s degree in Business Administration and an Associate’s degree in Automotive Aftermarket Management from Northwood University and an Automotive Aftermarket Professional Degree from the University of the Aftermarket. He attended the University of Michigan Executive Business School and INSEAD University in France.

Jerry A. McCabe served as our Vice President, Business Architecture, from January 1, 2007 until his departure from the Company on December 31, 2008. Mr. McCabe served as Vice President, Communications and Marketing Services, from the Acquisition until the end of 2006. Prior to the Acquisition, Mr. McCabe had served as Vice President, Marketing for the Aftermarket Group of Dana’s Under Hood Group from September 2000, and Vice President, Marketing for Clevite Engine Parts from the time Dana purchased Clevite in December 1998. He earned his B.B.A. in Marketing from Eastern Michigan University in 1975. After two tours of duty in Vietnam, Mr. McCabe was granted an Honorable Discharge from the U.S. Army in 1970.

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

Michael F. Finley has served as a Director since the Acquisition. Mr. Finley also serves as Chair of the Nominating Committee of our Board of Directors. Since March 2008, Mr. Finley has been a partner in Court Square Capital Partners. Formerly, Mr. Finley was a Managing Director of Cypress beginning in 1998 and was a member of Cypress since its formation in April 1994. Mr. Finley received a B.A. from St. Thomas University and an M.B.A. from the University of Chicago’s Graduate School of Business. Mr. Finley currently serves on the Boards of Directors of CPI International, Inc. and MSX International, Inc.

Donald J. Morrison has served as a Director since the Acquisition. Mr. Morrison is a Senior Managing Director with OMERS Private Equity, which makes private equity investments on behalf of OMERS, one of Canada’s largest pension funds. Before joining OMERS, Mr. Morrison spent over ten years with PricewaterhouseCoopers LLP in Corporate Finance focusing on restructurings and turnarounds and eight years as Senior Vice President and member of the Senior Management Investment Committee with one of Canada’s largest venture capital funds originating and structuring expansion and buyout investments. Mr. Morrison has served on the Boards of Directors of over 20 public and private companies. Mr. Morrison has a B. Commerce degree from the University of Toronto, is a Chartered Accountant, Chartered Insolvency and Restructuring Practitioner, and a Chartered Director.

Joseph A. Onorato has served as a Director since the Acquisition. Mr. Onorato also serves as Chair of the Audit Committee of our Board of Directors. Mr. Onorato was Chief Financial Officer of Echlin, Inc., where he spent nineteen years. He served as Treasurer from 1990 to 1994, as Vice President and Treasurer from 1994 to 1997 and as Vice President and Chief Financial Officer from 1997 until the company was acquired by Dana in July 1998. Mr. Onorato served as Senior Vice President and Chief Financial Officer for the Aftermarket Group from July 1998 until his retirement in September 2000. Mr. Onorato previously worked for PricewaterhouseCoopers LLP. Mr. Onorato also serves on the Board of Directors of Mohawk Industries Inc.

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

Joseph E. Parzick has served as a Director since August 2008. Mr. Parzick joined the Cypress Group in June 2003 and is a Managing Director of Cypress Advisors, Inc. He spent the previous four years as a Managing Director in Morgan Stanley’s financial sponsor group. Immediately prior to this, he was a professional employee of EXOR America Inc., a merchant banking affiliate of the Agnelli Group and Lehman Brothers, where he was a Managing Director and co-head of the financial sponsors group. He holds a Bachelors of Science degree from the University of Virginia and an MBA from the University of Pennsylvania’s Wharton School. Mr. Parzick also serves on the Board of Directors of Danka Business Systems PLC, Financial Guaranty Insurance Company, Republic National Cabinet Group, and Stone Canyon Entertainment Corporation.

Section 16(a) Beneficial Ownership Reporting Compliance

Not Applicable.

Code of Ethics

We have adopted a Code of Conduct, which applies to all of our officers, directors, and employees. A current copy of the code is posted at our website http://www.affiniagroup.com, and we will post at our website any changes to or waivers of our Code of Conduct.

Board of Directors

Our Board of Directors currently consists of one class of eight directors who serve until resignation or removal.

Stockholders Agreement

Pursuant to the Stockholders Agreement dated as of November 30, 2004, among Affinia Group Holdings Inc., various Cypress funds, OMERS Administration Corporation (formerly known as Ontario Municipal Employees Retirement Board) (“OMERS”), The Northwestern Mutual Life Insurance Company, California State Teachers’ Retirement System and Stockwell Fund, L.P., the number of directors serving on the Board of Directors will be no less than seven and no more than eleven. The Stockholders Agreement entitles Cypress to designate three directors. Mr. Stern, Mr. Parzick and Mr. Finley are each Cypress designees. As long as OMERS members own at least 50 percent in the aggregate of the number of shares owned by them on November 30, 2004, OMERS is entitled to designate one director, who currently is Mr. Morrison. Cypress is entitled to designate three directors not affiliated with any of the parties to the Stockholders Agreement, who currently are Mr. McCurdy, Mr. Onorato and Mr. Riess. Additionally, the Stockholders

Agreement entitles the individual serving as Chief Executive Officer, currently Mr. McCormack, and another individual serving as one of our senior officers, currently vacant, to seats on the Board of Directors. The Stockholders Agreement also provides that the nominating committee of the Board of Directors may from time to time select two additional individuals who must be independent to serve as directors.

Committees

Our Board of Directors currently has audit, compensation and nominating committees. Our audit committee currently consists of Mr. Onorato, Mr. Finley, Mr. Morrison and Mr. Riess, with Mr. McCurdy serving as an ex-officio, non-voting member. Mr. Onorato, the chair of our audit committee, is independent and is our “audit committee financial expert” as such term is defined in Item 407(d)(5)(ii) of Regulation S-K. Our current compensation committee consists of Mr. Stern (chair), Mr. Riess, Mr. Onorato and Mr. Finley, with Mr. McCurdy serving as an ex-officio, non-voting member. Our current nominating committee consists of Mr. Finley (chair), Mr. McCurdy and Mr. Morrison.

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

We foster a performance-oriented culture that aligns individual efforts with organizational objectives. Company performance and accomplishments are the primary measures of success upon which we structure our compensation programs. We evaluate and reward our executive officers based upon their contributions to the achievement of our goals.

We reinforce our overall compensation objectives by compensating our executive officers primarily through base salary, non-equity incentive awards, long-term equity incentive awards, competitive benefits packages and perquisites.

Our named executive officers (the “Named Executive Officers”) for the fiscal year ended December 31, 2008 were: Terry R. McCormack (President and Chief Executive Officer), Thomas H. Madden (Senior Vice President and Chief Financial Officer), H. David Overbeeke (President, Global Brake & Chassis Group), Keith A. Wilson (President, Global Filtration Group), Jorge C. Schertel (Vice President, Commercial Distribution, South America), and John R. Washbish (former President, Under Vehicle Group and Customer Relationship Management).

Compensation Committee Role

The Compensation Committee, composed entirely of non-management directors, administers our executive compensation program. The role of the Compensation Committee is to oversee our compensation and benefit plans and policies, administer our parent company’s equity incentive plans (including reviewing and approving equity grants to executive officers), establish annual goals and objectives for our Chief Executive Officer, and review and approve annually all compensation decisions relating to executive officers, including our Named Executive Officers. The Compensation Committee recognizes the importance of maintaining sound principles for the development and administration of compensation and benefit programs, as well as ensuring that we maintain strong links between executive pay and performance. The Compensation Committee’s Charter details the Compensation Committee’s specific responsibilities and functions. The Compensation Committee annually reviews its Charter, with the most recent review occurring at the Compensation Committee’s November 24, 2008 meeting. The full text of the Compensation Committee’s Charter is available on our website at www.affiniagroup.com. The Compensation Committee’s membership is determined by our Board of Directors and its meeting agendas are established by the Committee Chair. Our Chief Executive Officer, Chief Financial Officer, General Counsel and Vice President of Human Resources generally attend meetings of the Compensation Committee, but do not attend executive sessions and do not participate in determining their specific compensation. There were four formal meetings of the Compensation Committee in 2008, two of which included an executive session. Executive sessions are held with the Compensation Committee members only. The Compensation Committee holds meetings in person, by telephone and also considers and takes action by written consent.

General Compensation Philosophy and Elements of Compensation

The Compensation Committee believes that compensation paid to executive officers should be closely aligned with our performance on both a short-term and long-term basis, and that such compensation should enable us to attract, motivate and retain key executives critical to our long-term success. Total compensation should be structured to ensure that a significant portion of compensation opportunity will be directly related to factors that drive future financial and operating performance and align our executive officers’ long-term interests with those of our investors. To that end, the Compensation Committee has determined that the total compensation program for executive officers should consist of the following elements:

(A)	Base Salaries

We pay each executive officer a base salary in recognition of his ongoing performance throughout the year. While a significant portion of each executive officer’s compensation is “at risk” in the form of non-equity incentive awards (annual cash performance bonuses) and long-term equity incentive awards, the Compensation Committee believes that executive officers should also have the stability and predictability of fixed base salary payments.

(B)	Non-Equity Incentive Awards

We provide our executive officers the opportunity to earn annual non-equity incentive awards (cash performance bonuses) to encourage and reward exceptional contributions to our overall financial, operational and strategic success. Amounts payable under the cash incentive award program depend on our EBITDA performance and our management of net working capital measured in relation to sales and to EBITDA. We established the performance targets for our 2008 non-equity incentive awards such that the minimum performance level was reasonably likely to be achieved, while the target performance level, which required significant improvement over actual 2007 performance, was substantially more challenging to achieve. We also adopted a non-qualified deferred compensation program pursuant to which our executive officers can elect to defer all or a portion of their non-equity incentive award. Any deferred amount is notionally invested in common stock of Affinia Group Holdings Inc. and is matched by the Company. The principal terms of the non-qualified deferred compensation program appear below under the heading “Non-Qualified Deferred Compensation.”

(C)	Long-Term Equity Incentive Awards

We provide long-term equity incentive awards in the form of stock options to each of our executive officers. We also provide long term-equity incentive awards in the form of restricted stock units as part of our deferred compensation program. For 2008, no restricted stock units were issued because no amounts were paid under our non-equity incentive plan. The Compensation Committee believes that these awards align the interests of our executive officers with those of our investors and provide an effective incentive for our executive officers to remain with us. The principal terms of the stock option grants are described in the narrative following the “Outstanding Equity Awards at 2008 Fiscal Year End” Table.

(D)	Certain Other Benefits

We provide our executive officers with those benefits and perquisites that we believe assist us in retaining their services. Some of these benefits are available to our employees generally (e.g., contributions to a defined contribution (401(k)) plan, health care coverage and paid vacation days) and some are available to a more limited number of key employees, including our Named Executive Officers (e.g., car allowances and tax preparation services). The specific benefits provided to each Named Executive Officer are described in the “All Other Compensation” column of the Summary Compensation Table and in the Incremental Cost of Perquisites and Other Compensation Table.

Our executive compensation decisions are based primarily upon our assessment of each executive’s leadership and operational performance and potential to enhance long-term shareholder value. We rely on our judgment about each individual (and not on rigid formulas or temporary fluctuations in business performance) in determining the optimal magnitude and mix of compensation elements and whether each payment or award provides an appropriate incentive for performance that sustains and enhances long-term shareholder value. Key factors affecting our judgment include the executive officer’s performance compared to the financial, operational and strategic goals established for the executive at the beginning of the year; nature, scope and level of responsibilities; contribution to our financial results, particularly with respect to key metrics such as EBITDA, net working capital and cash flow; effectiveness in leading our restructuring initiatives; and contribution to our commitment to corporate responsibility, including success in creating a culture of integrity and compliance with applicable laws and our ethics policies. The importance of each factor varies by individual. We also consider each executive’s current salary and prior-year bonus, the recommendations of our Chief Executive Officer regarding compensation for the executives he directly supervises, the appropriate balance between incentives for long-term and short-term performance, the compensation paid to the executive’s peers within the Company and the compensation paid to executives at peer group companies. None of our Named Executive Officers (including our Chief Executive Officer) participate in determining their specific compensation. In addition, we review the total compensation potentially payable to, and the benefits accruing to, the executive, including (1) current value of outstanding equity incentive awards and (2) potential payments under each executive’s employment agreement upon termination of employment or a change in control.

In connection with the Compensation Committee’s evaluation of whether to establish minimum equity ownership targets and to adopt a deferred compensation plan, the Compensation Committee retained Towers Perrin, an independent external compensation consultant, to provide guidance and recommendations in this area. As part of its written report in the Third Quarter of 2007 to the Compensation Committee, Towers Perrin also evaluated the competitiveness of the executive officers and other key employees’ salary, target cash performance bonus and stock options. Towers Perrin considered the compensation levels and performances of three comparative groups — general industry; thirty industrial manufacturing and consumer products companies with annual revenue between $1 billion and $5 billion, and eighteen peer group companies (representing all of the auto suppliers participating in Towers Perrin’s executive compensation database). The thirty industrial manufacturing and consumer product companies include The Clorox Co., Jarden Corp., Cameron International Corp., Sonoco Products Co., Bemis Co. Inc., Harsco Corp., Trinity Industries Inc., Hasbro Inc., Steelcase Inc., The Manitowoc Company Inc., Springs Global, HNI Corp., JLG Industries Inc., Louisiana-Pacific Corp., Mary Kay, Packaging Corp. of America, La-Z-Boy Inc., Thomas & Betts Corp., The Toro Co., The Wamaco Group Inc., Tupperware Brands Corp., Herman Miller Inc., Donaldson Co. Inc., Revlon Inc., MSC Industrial Direct Co. Inc., Magellan Midstream Partners LP, Actuant Corp., IDEX Corporation, Brady Corp., and Callaway Golf Co. The eighteen automotive supply companies include Robert Bosch GmbH, Johnson Controls Inc., Goodyear Tire & Rubber Co., Lear Corp., Eaton Corp., Visteon Corp., PPG Industries Inc., Navistar International Corp., ArvinMeritor Inc., The Timken Corp., American Axle & Manufacturing Holdings Inc., Cooper Tire & Rubber Co., Nissan North America Inc., Metaldyne Corp., Cooper-Standard Automotive Inc., and Modine Manufacturing Co. Although the Compensation Committee considered this comparative data provided by Towers Perrin in determining compensation for calendar year 2008, we do not tie our compensation decisions to any particular range or level of total compensation paid to executives at these peer companies.

Employment, Severance, and Change in Control Agreements

On July 21, 2005 we entered into employment agreements with Messrs. McCormack, Madden, Wilson, and Washbish, with substantially identical terms, except as noted below. On December 15, 2008, we entered into Amended and Restated Employment Agreements with each of the executives (other than with Mr. Washbish) to effectuate certain non-material amendments for compliance with Internal Revenue Code Section 409A.

Each employment agreement has an initial employment term which commenced as of May 1, 2005 and is automatically extended for successive one-year periods on each December 31 unless either party provides the other 90 days prior written notice that the employment term will not be so extended. Under the employment agreements, Messrs. McCormack, Washbish, Wilson, and Madden are each entitled to a specified base salary, subject to increases, if any, as determined by the Compensation Committee. In addition, the employment agreements provide that these Named Executive Officers are eligible to earn annual cash incentive awards as a percentage of base salary (100% for Messrs. McCormack, Washbish and Wilson and 80% for Mr. Madden) upon the achievement of performance goals established by the Compensation Committee. Messrs. McCormack, Washbish, Wilson, and Madden are entitled to higher awards for performance in excess of targeted performance goals, lower awards for performance that does not meet targeted performance goals and no award for performance that does not meet minimum performance goals.

On June 28, 2008, we entered into a letter agreement with Mr. Overbeeke, outlining the principal terms of his employment relationship with us. The letter agreement provides that Mr. Overbeeke is entitled to a specified base salary, subject to annual adjustment, and is eligible to earn an annual cash incentive award of 100% of base salary upon the achievement of performance goals established by the Compensation Committee. As with the other executives, Mr. Overbeeke is entitled to a higher award for performance in excess of targeted performance goals and lower awards for performance that does not meet targeted performance goals. Mr. Overbeeke also received a signing bonus and is entitled to other benefits commensurate with the benefits available to our other executives.

Each executive has agreed, either in his employment agreement or separately, to certain post-termination restrictions, and each executive is entitled to certain payments and benefits depending on the reason for termination. A description of these provisions, together with a table detailing amounts payable to our Named Executive Officers upon certain termination events, appears below under the heading “Potential Payments Upon Termination or Change in Control.”

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

SUMMARY COMPENSATION TABLE

The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our President and Chief Executive Officer, our Senior Vice President and Chief Financial Officer, each of our three other most highly compensated executive officers, as well as Mr. Washbish, who would have been one of our three other most highly compensated executive officers had his employment not ended on July 11, 2008. We collectively refer to these six individuals herein as the Named Executive Officers. Mr. McCormack and Mr. Washbish each also served as a director but received no separate remuneration in that capacity. Mr. Overbeeke served as a director of the Company until becoming an executive officer of the Company.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards[1] ($)	Non-Equity Incentive Plan Compensation[2] ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation[3] ($)	Total ($)
Terry R. McCormack President and Chief Executive Officer	2008 2007 2006	650,000 630,000 600,000		-0- -0- -0-		-0- -0- -0-	49,395 69,703 73,971	-0- -0- 531,600	-0- -0- -0-	33,938 25,575 87,260	733,333 725,278 1,292,831
Thomas H. Madden Senior Vice President and Chief Financial Officer	2008 2007 2006	300,000 290,000 275,000		-0- -0- -0-		-0- -0- -0-	22,470 31,922 35,929	-0- -0- 194,920	-0- -0- -0-	28,755 28,948 28,410	351,225 350,870 534,259
H. David Overbeeke President, Global Brake & Chassis Group	2008	279,615		750,000	[4]	-0-	39,003	-0-	-0-	36,735	1,105,353
Keith A. Wilson President, Global Filtration Group	2008 2007 2006	375,000 350,000 310,625		-0- -0- -0-		-0- -0- -0-	27,991 39,135 38,042	-0- -0- 265,800	-0- -0- -0-	31,455 32,057 43,918	434,446 421,192 658,385
Jorge C. Schertel Vice President, Commercial Distribution South America	2008	249,858	[5]	-0-		-0-	8,975	-0-	-0-	164,339	423,172
John R. Washbish[6] President, Under Vehicle Group and Customer Relationship Management	2008 2007 2006	614,336 448,000 426,000		0- -0- -0-		0- -0- -0-	-0- 54,854 61,290	-0- -0- 372,120	-0- -0- -0-	40,424 33,164 81,888	654,760 536,018 941,298

1	Represents the equity compensation expense calculated in accordance with SFAS 123R and recognized for financial statement reporting purposes for fiscal 2008 in connection with the vesting of a portion of the options. See Note 10. Stock Option Plans—Method Of Accounting And Our Assumptions for a discussion of the valuation assumptions used in determining the amounts contained in this column.

2	We report non-equity incentive plan compensation in the years in which such compensation is earned, regardless of whether it is paid in that year, or the following year, or is deferred under our Deferred Compensation Plan.

3	The components of this column for 2008 are detailed in the “Incremental Cost of Perquisites and Other Compensation” table.

4	Represents the amount of Mr. Overbeeke’s signing bonus paid in accordance with his letter agreement.

5	Reflects Mr. Schertel’s base salary ($234,095) and an additional payment in respect of vacation ($15,763) as required under Brazilian law. Amounts for Mr. Schertel have been converted from Brazilian Reals to U.S. Dollars at an exchange rate of .4279 Dollars for each Real, which was the exchange rate in effect on December 31, 2008.

6	Amounts for Mr. Washbish for 2008 reflect salary ($248,596) and other compensation ($24,009) earned prior to his separation and severance payments ($365,740) and other compensation ($16,415) paid over the period from August 1, 2008 to December 31, 2008 in accordance with Mr. Washbish’s employment agreement.

INCREMENTAL COST OF PERQUISITES AND OTHER COMPENSATION

Name and Principal Position	Tax Preparation	Vehicle Allowance[1]	Life Insurance Premium	401(k) Basic Contribution[2]	401(k) Matching Contribution[3]	Tax Gross-Up4	Other		Total
Terry R. McCormack President and Chief Executive Officer	1,700	18,000	1,814	6,750	5,583	91	-0-		33,938
Thomas H. Madden Senior Vice President and Chief Financial Officer	550	15,000	835	6,600	5,750	20	-0-		28,755
H. David Overbeeke President, Global Brake & Chassis Group	-0-	8,250	635	6,600	5,750	-0-	15,500	[5]	36,735
Keith A. Wilson President, Under Hood Group	280	18,000	1,008	6,600	5,563	4	-0-		31,455
Jorge C. Schertel Vice President Commercial Distribution, South America	-0-	105,832	1,475	N/A	N/A	-0-	57,032	[6]	164,339
John R. Washbish[7] President, Under Vehicle Group and Customer Relationship Management	1,260	21,750	948	6,750	5,619	156	3,941	[8]	40,424

1.	Amounts for Mr. Schertel reflect the partial year cost to lease a vehicle for his business and personal use ($19,988) and the operating costs for the vehicle ($7,212). In addition, during the third quarter, we canceled the lease and purchased the vehicle for Mr. Schertel’s use at a cost of $78,632. The aggregate incremental cost for all amounts reported in this column was computed using the actual cost incurred by the Company in providing this perquisite.

2.	We contribute 3% of an employee’s earnings to the employee’s 401(k) account, subject to Internal Revenue Service limitations.

3.	We match 50% of the first 5% of an employee’s pre-tax 401(k) contributions.

4.	The amounts in this column constitute the tax gross-up expense incurred in respect of tax preparation costs shown in the table.

5.	Reflects Mr. Overbeeke’s fees earned as a Director of the Company prior to becoming a Company employee.

6.	The amount in this column for Mr. Schertel is composed of a Brazilian government mandated severance fund payment in Mr. Schertel’s name ($20,364), a company contribution to a defined contribution plan on Mr. Schertel’s behalf ($28,771), a meal allowance at our cafeteria ($2,351) and dues for a social club ($5,546).

7.	Amounts for Mr. Washbish reflect other compensation earned prior to his separation and other compensation paid over the period from August 1, 2008 to December 31, 2008 in accordance with Mr. Washbish’s employment agreement.

8.	The amount in this column for Mr. Washbish reflects the cost of health care continuation for the period from August 1, 2008 to December 31, 2008 in accordance with Mr. Washbish’s employment agreement.

GRANTS OF PLAN-BASED AWARDS IN 2008

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units ($)	Options ($)	Awards ($/Sh)	Awards ($)
Terry R. McCormack President and Chief Executive Officer	January 31, 2008	-0-	650,000	1,137,500	_____	_____	_____	_____	_____	_____	_____
Thomas H. Madden Senior Vice President and Chief Financial Officer	January 31, 2008	-0-	240,000	420,000	_____	_____	_____	_____	_____	_____	_____
H. David Overbeeke	July 14, 2008	-0-	600,000	1,050,000	_____		_____	_____
President, Global Brake & Chassis Group	July 14, 2008					3,000			3,000	100	183,000
Keith A. Wilson President, Global Filtration Group	January 31, 2008	-0-	375,000	656,250	_____	_____	_____	_____	_____	_____	_____
Jorge C. Schertel Vice President, Commercial Distribution, South America	January 31, 2008	-0-	117,048	204,834	_____	_____	_____	_____	_____	_____	_____
John R. Washbish President, Under Vehicle Group and Customer Relationship Management	January 31, 2008	-0-	465,000	813,750	_____	_____	_____	_____	_____	_____	_____

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE AND GRANTS OF

PLAN-BASED AWARDS TABLE

Non-Equity Incentive Plan Awards

The Compensation Committee provides for non-equity incentive plan awards in the form of an annual cash incentive award plan. Amounts payable under this plan are a function of our full-year EBITDA performance and our working capital measured in relation to sales and to EBITDA. Under the plan, if the ratio of working capital to EBITDA is below the specified level and EBITDA is above a specified level, then participants in the plan have the opportunity to earn cash incentive awards based on our (or a particular business unit’s) achievement of specified performance levels for working capital as a percentage of sales. Under the plan, if EBITDA is above a specified level, then, regardless of our working capital performance, participants in the plan have the opportunity to earn cash incentive awards based on our (or a particular business unit’s) achievement of specified EBITDA performance levels. The plan establishes certain minimum performance levels for EBITDA and for working capital as a percentage of sales, below which no cash incentive award is payable. At the minimum performance levels, participants are entitled to payouts equal to 25% of their target cash incentive award opportunities (a specified percentage of base salary ranging from 10% to 100% which, in the case of our Named Executive Officers, is 100% for Messrs. McCormack, Overbeeke, Wilson and Washbish, 80% for Mr. Madden, and 50% for Mr. Schertel). For example, a participant whose target cash incentive award opportunity is 25% of base salary would be entitled to a cash incentive award of 6.25% (25% times 25%) of base salary upon achievement of the minimum performance level. At the target performance level, the participant would be entitled to a payment equal to 100% of his target cash incentive award. Performance above the target level entitles a participant to an award in excess of his target cash incentive award, up to a maximum of 175% of the target award.

Equity Incentive Plan Awards

The Compensation Committee grants equity incentive awards periodically, as and when appropriate in the Compensation Committee’s judgment. On July 20, 2005, we adopted the Affinia Group Holdings Inc. 2005 Stock Incentive Plan, which we refer to as our stock incentive plan. The stock incentive plan permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock and other stock-based awards to employees, directors or consultants of Affinia Group Holdings Inc. and its affiliates. The Compensation Committee has granted only stock options pursuant to the stock incentive plan and has not granted any other stock-based awards.

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

Options. The Compensation Committee determines the exercise price for each option; provided, however, that incentive stock options must have an exercise price that is at least equal to the fair market value of our common stock on the date the option is granted. An option holder may exercise an option by written notice and payment of the exercise price (1) in cash or its equivalent, (2) by the surrender of a number of shares of common stock already owned by the option holder for at least six months (or such other period established by the Compensation Committee) with a fair market value equal to the exercise price, (3) if there is a public market for the shares, subject to rules established by the Compensation Committee, through the delivery of irrevocable instructions to a broker to sell shares obtained upon the exercise of the option and to deliver to Affinia Group Holdings Inc. an amount out of the proceeds of the sale equal to the aggregate exercise price for the shares being purchased or (4) by another method approved by the Compensation Committee.

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

Management or Director Stockholders Agreement. All shares issued under the stock incentive plan will be subject to the management stockholders agreement or directors stockholders agreement, as applicable. The stockholders agreements impose restrictions on transfers of the shares by the individuals and also provide for various put and call rights with respect to the shares. These put and call rights include the individual’s right to require Affinia Group Holdings Inc. to purchase the shares on death or disability at the then-fair market value of the shares and Affinia Group Holdings Inc.’s right to repurchase the shares upon specified events, including termination of service or employment, at a price equal to the then-fair market value or, in certain circumstances, at a price per share equal to the lesser of $100.00 and the then-fair market value. The individuals have also been granted limited “piggyback” registration rights with respect to the shares. Certain individuals also entered into confidentiality and non-competition agreements in connection with the shares they purchased. The forms of the various agreements are referenced under “Item 15. Exhibits and Financial Statement Schedules.” The forms of the agreements for directors are substantially similar to the forms for management.

Restrictive Covenant Agreement. Unless otherwise determined by our Board of Directors, all award recipients are obligated to sign our standard Confidentiality, Non-Competition and Proprietary Information Agreement, which includes restrictive covenants regarding confidentiality, proprietary information and a one-year period restricting competition and solicitation of our clients, customers or employees. If a participant breaches these restrictive covenants, the Compensation Committee has discretion to rescind any exercise of, or payment or delivery pursuant to, an award under the stock incentive plan, in which case the participant may be required to pay to us the amount of any gain realized in connection with, or as a result of, the rescinded exercise, payment or delivery.

Modification of Stock Options. One-half of the options granted under the stock incentive plan vest in equal portions at the end of each year beginning with the year of the grant and ending December 31, 2009, 40% are eligible for vesting in equal portions upon our achievement of certain specified annual EBITDA performance targets over the vesting period and 10% are eligible for vesting in equal portions upon our achievement of certain specified annual net working capital performance targets over the vesting period. On

November 14, 2006, the Compensation Committee revised the vesting terms of stock options previously awarded to our Named Executive Officers, as well as to all other employees, under the stock incentive plan. The Compensation Committee has modified the vesting terms for the EBITDA performance options so that these options will be eligible for vesting in equal portions at the end of each of the years 2007, 2008 and 2009. The Compensation Committee also reduced the EBITDA performance targets for those years. The Compensation Committee has not modified the time-vesting options or the working capital performance options.

Delegation of Authority. The Compensation Committee has delegated to Mr. Finley the authority to grant up to 10,000 stock options in the aggregate (and not more than 5,000 stock options to any one grantee) in connection with the hiring of key employees between meetings of the Compensation Committee.

OUTSTANDING EQUITY AWARDS AT 2008 FISCAL-YEAR END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Terry R. McCormack President and Chief Executive Officer	9,366.66	2,583.34	10,033.33	100	8/1/2015
Thomas H. Madden Senior Vice President and Chief Financial Officer	4,406.66	1,183.34	4,673.33	100	8/1/2015
H. David Overbeeke President, Global Brake & Chassis Group	1,500.00	1,500.00	3,000.00	100	8/1/2015
Keith A. Wilson President, Global Filtration Group	5,060.00	1,450.00	5,500.00	100	8/1/2015
Jorge C. Schertel Vice President, Commercial Distribution, South America	1,653.34	466.66	1,786.67	100	8/1/2015
John R. Washbish President, Under Vehicle Group and Customer Relationship Management	N/A	N/A	N/A	N/A	N/A

As of December 31, 2008, all outstanding equity awards granted to our Named Executive Officers were in the form of stock option awards granted pursuant to our stock incentive plan, which is described above in more detail under the heading “Equity Incentive Plan Awards.” The equity awards described in this table have the following terms:

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

Because our parent company’s equity securities are not publicly traded, the Compensation Committee with the assistance of an independent third party appraisal determined the fair market value of our parent company’s securities prior to the grant of these stock options (except with respect to options granted in 2008, the fair market value of which was determined by the Compensation Committee based on information provided by the Company), which valuation confirmed that the exercise price was not less than the fair market value of our parent company’s equity securities on each grant date.

OPTION EXERCISES AND STOCK VESTED IN 2008

None of our Named Executive Officers exercised any stock options in 2008, nor have any of them received any restricted stock, phantom stock units or other awards of shares of stock with vesting provisions.

PENSION PLAN BENEFITS FOR 2008

We do not sponsor a defined benefit plan for our U.S. employees. However, we do offer a defined contribution (401(k)) plan for our U.S. employees pursuant to which we contribute 3% of an employee’s earnings and also match 50% of the first 5% of an employee’s pre-tax contributions, all subject to applicable Internal Revenue Service limitations.

None of our Named Executive Officers participate in or are entitled to receive benefits pursuant to any defined benefit plan sponsored by us.

NON-QUALIFIED DEFERRED COMPENSATION FOR 2008

On March 6, 2008, Affinia Group Holdings Inc. adopted a non-qualified deferred compensation program pursuant to which certain of our senior employees, including our Named Executive Officers, will be permitted to elect to defer all or a portion of their annual non-equity incentive awards. Company matching contributions on employee deferrals will be made, subject to a vesting schedule. Employee deferrals and Company matching contributions will be notionally invested under this plan in the common stock of Affinia Group Holdings Inc., and once vesting has occurred, distributions will be paid in the form of such shares of common stock (or cash, in certain circumstances) on the payment date elected by the participant. As of March 6, 2009, no amounts have been deferred and no matching contributions have been made under this program.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Termination Provisions of Employment Agreements

Each of our Named Executive Officers (other than Mr. Overbeeke and Mr. Schertel) has entered into an employment agreement with us. Under the employment agreements and Mr. Overbeeke’s letter agreement, each Named Executive Officer (other than Mr. Schertel) is entitled to the following payments and benefits in the event of a termination by us without cause (as defined in the employment agreements) or in the case of Messrs. McCormack, Wilson, Washbish and Madden, by the executive for good reason (as defined in the employment agreements) during the employment term: (1) subject to the executive’s compliance with the restrictive covenants described below, an amount equal to the “severance multiple” (2.0 for each of Messrs. McCormack, Overbeeke, Washbish and Wilson; 1.5 for Mr. Madden) times the sum of base salary and the “average annual bonus” paid under the agreement for the preceding two years (the “Multiplier”), payable as follows: an amount equal to 1 times the Multiplier to be paid in equal monthly installments for 12 months following termination of employment and the balance to be paid in a lump sum on the first anniversary of the termination of the executive’s employment; (2) a pro-rata annual bonus for the year of termination; and (3) continued medical and dental coverage at our cost, on the same basis made available for active employees for a period of years corresponding with the severance multiple; provided that, if such coverage is not available for any portion of such period under our medical plans, we must arrange for alternate comparable coverage. In addition, if the executive (other than Mr. Overbeeke and Mr. Schertel) is terminated by us “Without Cause” (as defined in the employment agreements) or the executive resigns for “Good Reason” (as defined in the employment agreements) within two years following a change in control, the executive shall be entitled to a supplemental payment equal to the excess, if any, of (X) the product of the severance multiple times the executive’s target annual bonus, over (Y) the product of the severance multiple times the average annual bonus described above.

In addition, under the terms of the employment agreements, in the event the employment term ends due to election by either party not to extend the employment term, then the executive shall be entitled, subject to the executive’s compliance with the restrictive covenants described below, to (x) if we elect not to extend the employment term or, in the case of Messrs. McCormack, Washbish and Wilson, if the executive elects not to extend the employment term, an amount equal to the “severance multiple” times the base salary, payable as follows: an amount equal to 1 times the base salary to be paid in 12 equal monthly installments following termination of employment and the balance to be paid in a lump sum on the first anniversary of the termination of the executive’s employment and (y) if, in the case of Mr. Madden, the executive elects not to extend the employment term, an amount equal to 1 times the base salary paid in equal monthly installments over 12 months.

Each executive (including Mr. Overbeeke and Mr. Schertel) is restricted (either pursuant to their employment agreement or a separate agreement), for a period following termination of employment (24 months for Messrs. McCormack, Overbeeke, Washbish and Wilson; 18 months for Mr. Madden (or 12 months for Mr. Madden if his employment agreement expires due to his election not to extend the term); 12 months for Mr. Schertel), from (1) soliciting in competition certain of our customers, (2) competing with us or entering the employment or providing services to entities who compete with us or (3) soliciting or hiring our employees. The specific agreement containing these restrictions also provides that the Company may cease further payments and pursue its other rights and remedies in the event of a breach by the executive. Mr. Schertel’s contract containing the foregoing restrictions includes our agreement to pay him an amount equal to his annual base salary to be paid in 12 equal monthly installments if we terminate his employment without cause.

TOTAL POTENTIAL PAYOUT

ASSUMING TERMINATION EVENT OCCURRED ON DECEMBER 31, 2008

		Termination by Company Without Cause or by Executive for Good Reason[1]			Termination Due to Non-Renewal of Employment Agreement by Company
Name	Benefit[2]	Normally	After Change in Control	Termination by Company for Cause	By Company	By Executive	Voluntary Resignation by Executive	Death or Disability[3]
Terry R. McCormack	• Severance	1,831,600	2,600,000	N/A	1,300,000	1,300,000	N/A	N/A
President and Chief Executive Officer	• Continued health coverage	18,720	18,720	N/A	N/A	N/A	N/A	N/A
	2008 non- equity incentive plan payment	-0-	-0-	-0-	-0-	-0-	-0-	-0-

	Total	1,850,320	2,618,720	-0-	1,300,000	1,300,000	-0-	-0-
Thomas H. Madden	• Severance	596,190	810,000	N/A	450,000	300,000	N/A	N/A
Senior Vice President and Chief Financial Officer	• Continued health coverage	14,040	14,040	N/A	N/A	N/A	N/A	N/A
	2008 non- equity incentive plan payment	-0-	-0-	-0-	-0-	-0-	-0-	-0-

	Total	610,230	824,040	-0-	450,000	300,000	-0-	-0-
H. David Overbeeke	• Severance	1,200,000	1,200,000	N/A	N/A	N/A	N/A	N/A
President, Global Brake & Chassis Group	• Continued health coverage	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	2008 non- equity incentive plan payment	-0-	-0-	-0-	-0-	-0-	-0-	-0-

	Total	1,200,000	1,200,000	-0-	-0-	-0-	-0-	-0-

		Termination by Company Without Cause or by Executive for Good Reason[1]			Termination Due to Non-Renewal of Employment Agreement by Company
Name	Benefit[2]	Normally	After Change in Control	Termination by Company for Cause	By Company	By Executive	Voluntary Resignation by Executive	Death or Disability[3]
Keith A. Wilson	• Severance	1,015,800	1,500,000	N/A	750,000	750,000	N/A	N/A
President, Global Filtration Group	• Continued health coverage	27,504	27,504	N/A	N/A	N/A	N/A	N/A
	2008 non-equity incentive plan payment	-0-	-0-	-0-	-0-	-0-	-0-	-0-

	Total	1,043,304	1,527,504	-0-	750,000	750,000	-0-	-0-
Jorge C. Schertel	• Severance	234,095	N/A	N/A	N/A	N/A	N/A	N/A
Vice President, Commercial Distribution, South America	• Continued health coverage	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	2008 non-equity incentive plan payment	-0-	-0-	-0-	-0-	-0-	-0-	-0-
John R. Washbish	• Severance	1,342,240	N/A	N/A	N/A	N/A	N/A	N/A
Former Vice President, Under Vehicle Group[4]	• Continued health coverage	15,764	N/A	N/A	N/A	N/A	N/A	N/A
	2008 non-equity incentive plan payment	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	• Car allowance	48,000	N/A	N/A	N/A	N/A	N/A	N/A
	• Life Insurance	948	N/A	N/A	N/A	N/A	N/A	N/A

	Total	1,406,952	-0-	-0-	-0-	-0-	-0-	-0-

1	The ability of an executive to terminate for “Good Reason” applies only to Messrs. McCormack, Madden and Wilson.

2	Amounts payable under our non-equity incentive plan (annual cash incentive plan) are earned on the last day of the applicable calendar year.

3	Upon death or disability, the Named Executive Officer (or his estate) is entitled to receive any earned but unpaid cash incentive award plus a pro-rata portion of any annual cash incentive award that the Named Executive Officer would have earned had his employment not terminated. In addition, any unvested time options held by a Named Executive Officer that would have vested at year-end are accelerated and vest as of the date of death or disability.

4.	Amounts for Mr. Washbish reflect the actual amounts paid and payable in connection with his termination of employment on July 11, 2008.

DIRECTOR COMPENSATION FOR 2008

The following table summarizes compensation for our non-employee directors for 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards[1] ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Michael F. Finley	77,000	-0-	3,551	-0-	-0-	-0-	80,551
Larry W. McCurdy	72,500	-0-	5,359	-0-	-0-	-0-	77,859
Donald J. Morrison[2]	69,500	-0-	3,551	-0-	-0-	-0-	73,051
Joseph A. Onorato	128,500	-0-	5,359	-0-	-0-	-0-	133,859
Joseph E. Parzick	21,750	-0-	-0-	-0-	-0-	-0-	21,750
H. David Overbeeke	15,500	-0-	-0-	-0-	-0-	-0-	15,500
John M. Riess	75,500	-0-	5,359	-0-	-0-	-0-	80,859
James A. Stern	65,000	-0-	3,551	-0-	-0-	-0-	68,551

1	Represents the equity compensation expense calculated in accordance with SFAS 123R and recognized for 2008 financial statement reporting purposes in connection with the vesting of a portion of the options. See Note 10. Stock Option Plans – Method Of Accounting And Our Assumptions for a discussion of the valuation assumptions used in determining the amounts contained in this column. For stock options granted to directors, the equity awards have a vesting schedule pursuant to which the stock options vest in equal portions at the end of each year, beginning with the year of the grant and ending December 31, 2009.

2	Mr. Morrison’s fees were paid directly to his employer in accordance with his employer’s policies regarding employee participation on boards of directors of the employer’s investment portfolio companies. Mr. Morrison’s options were granted directly to his employer in accordance with his employer’s policies regarding employee participation on boards of directors of the employer’s investment portfolio companies.

The annual retainer for non-management directors is $50,000. The Chairman of the Board of Directors is paid an additional $15,000 annually. The chair of our Audit Committee is paid an additional $50,000 annually in recognition of the Audit Committee chair’s expanded responsibilities as we implement our efforts to comply with the Sarbanes-Oxley Act. Also, each non-management director is paid an additional $1,500 for each meeting of the Board of Directors attended and an additional $1,500 for each committee meeting attended.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee was at any time during 2008, or at any other time, one of our officers or employees or had any relationship requiring disclosure by us under any paragraph of Item 404 of Regulation S-K. None of our executive officers served on the compensation committee or Board of Directors of another entity whose executive officer(s) served on our Compensation Committee or Board of Directors.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management and, based on that review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our annual report on Form 10-K.

The Compensation Committee

James A. Stern, Chairman

Michael F. Finley

Joseph A. Onorato

John M. Riess

Larry W. McCurdy, ex officio

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Equity Compensation Plan Information

The following table sets forth information about our common stock that may be issued under all of our existing equity compensation plans as of December 31, 2008, including the 2005 Stock Incentive Plan (a description of which may be found above under the heading “Equity Incentive Plan Awards”).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:	N/A	$ N/A	N/A
Equity compensation plans not approved by security holders:	181,785	$100	45,215

Total	181,785	$100	45,215

(b)	Security Ownership of Certain Beneficial Owners and Management

Affinia Group Holdings Inc. owns 100% of the issued and outstanding common stock of Affinia Group Intermediate Holdings Inc. Affinia Group Intermediate Holdings Inc. owns 100% of the issued and outstanding common stock of Affinia Group Inc.

The following table and accompanying footnotes show information regarding the beneficial ownership of the common stock of Affinia Group Holdings Inc. as of March 6, 2009 by (1) each person known by us to beneficially own more than 5% of the issued and outstanding common stock of Affinia Group Holdings Inc., (2) each of our directors and nominees, (3) each named executive officer and (4) all directors and executive officers as a group.

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
The Northwestern Mutual Life Insurance Company	400,000		11.2%
The address of The Northwestern Mutual Life Insurance Company is 720 East Wisconsin Avenue, Milwaukee, WI 53202.
California State Teachers’ Retirement System	200,000		5.6%
The address of California State Teachers’ Retirement System is 7667 Folsom Blvd., Sacramento, CA 95826.

Name of Individual or Identity of Group
Terry R. McCormack	1,500	*
Thomas H. Madden	750	*
Keith A. Wilson	550	*
Jorge C. Schertel	250	*
Larry W. McCurdy	3,000	0.1%
John M. Riess	250	*
All executive officers and directors as a group	7,050	0.2%

*	The executive officers or members of the Board of Directors of Affinia Group Inc. currently hold 0.2% of shares of the outstanding common stock of Affinia Group Holdings Inc. The amount of ownership for each Named Executive Officer or member of the Board is shown above and each of the executive officers or members of the Board own less than 0.1% of outstanding shares except for Mr. Larry W. McCurdy.

(1)	Applicable percentage of ownership is based on 3,557,300 shares of common stock outstanding as of March 6, 2009.

(2)	Includes 2,063,038 shares of common stock owned by Cypress Merchant Banking Partners II L.P., 87,703 shares of common stock owned by Cypress Merchant Banking II C.V., 19,909 shares of common stock owned by 55th Street Partners II L.P. (collectively, the “Cypress Funds”) and 4,350 shares of common stock owned by Cypress Side-by-Side LLC. Cypress Associates II L.L.C. is the managing general partner of Cypress Merchant Banking II C.V. and the general partner of Cypress Merchant Banking Partners II L.P. and 55th Street Partners II L.P., and has voting and investment power over the shares held or controlled by each of these funds. Certain executives of The Cypress Group L.L.C., including Messrs. Jeffrey Hughes and James Stern, may be deemed to share beneficial ownership of the shares shown as beneficially owned by the Cypress Funds. Each of such individuals disclaims beneficial ownership of such shares. Cypress Side-By-Side L.L.C. is a sole member-L.L.C. of which Mr. James A. Stern is the sole member.

The following table and accompanying footnotes show information regarding the beneficial ownership of the preferred stock of Affinia Group Holdings Inc. as of March 6, 2009 by (1) each person known by us to beneficially own more than 5% of the issued and outstanding preferred stock of Affinia Group Holdings Inc., (2) each of our directors and nominees, (3) each named executive officer and (4) all directors and executive officers as a group. The preferred stock was issued at $1,000 per share and, among other things, is convertible to common stock at a conversion price of $100 per share and earns a dividend of 9.5% per annum. A complete description of the rights of preferred stockholders may be found in the certificate of designations on file with the Delaware Secretary of State.

Names and addresses of beneficial owner	Nature and Amount of Beneficial Ownership(1)	Percentage of Class
The Cypress Group L.L.C.	40,000	77.7%
The address of each of the Cypress Funds and Cypress Side-By-Side L.L.C. is c/o The Cypress Group L.L.C., 65 East 55th Street, 28th Floor, New York, NY 10022.
OMERS Administration Corporation	10,000	19.4%
The address of OMERS Administration Corporation is c/o Omers Capital, Royal Bank Plaza, South Tower, 200 Bay Street, Suite 2010, Box 6, Toronto, Ontario, Canada M5J 2J2.
Name of Individual or Identity of Group
Terry R. McCormack	100	0.2%
Thomas H. Madden	100	0.2%
H. David Overbeeke	75	0.1%
Keith A. Wilson	25	*
Larry W. McCurdy	25	*
John M. Riess	25	*
All executive officers and directors as a group	375	0.7%

(1)	Applicable percentage of ownership is based on 51,475 shares of preferred stock outstanding as of March 6, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Director Independence

The members of our Board of Directors are James A. Stern, Terry R. McCormack, Michael F. Finley, Donald J. Morrison, Joseph E. Parzick, Larry W. McCurdy, John M. Riess, and Joseph A. Onorato. Though not formally considered by our Board of Directors, given that our securities are not registered or traded on any national securities exchange, based upon the listing standards of the New York Stock Exchange, we do not believe that Mr. Stern, Mr. Finley, Mr. McCormack, Mr. Morrison or Mr. Parzick would be considered independent either because they serve as members of our management team or because of their relationships with various Cypress funds, OMERS or certain affiliates of Affinia Group Holdings Inc. or other entities that hold significant interests in Affinia Group Holdings Inc. We do believe that Mr. McCurdy, Mr. Onorato and Mr. Riess would qualify as “independent” based on the New York Stock Exchange’s director independence standards for listed companies.

Investor Stockholders Agreement

Pursuant to the Stockholders Agreement dated as of November 30, 2004, among Affinia Group Holdings Inc., various Cypress funds, OMERS Administration Corporation ((formerly known as Ontario Municipal Employees Retirement Board) (“OMERS”)), The Northwestern Mutual Life Insurance Company, California State Teachers’ Retirement System and Stockwell Fund, L.P., the number of directors serving on the Board of Directors will be no less than seven and no more than eleven. The Stockholders Agreement entitles Cypress to designate three directors. Cypress has currently appointed Mr. Stern, Mr. Parzick and Mr. Finley. As long as OMERS members own at least 50 percent in the aggregate of the number of shares owned by them on November 30, 2004, OMERS is entitled to designate one director, who currently is Mr. Morrison. Cypress is entitled to designate three directors who are not affiliated with any of the parties to the Stockholders Agreement, who currently are Mr. McCurdy, Mr. Onorato and Mr. Riess. Additionally, the Stockholders Agreement entitles the individual serving as CEO, currently Mr. McCormack, and another individual serving as one of our senior officers, currently vacant, to seats on the Board of Directors. The Stockholders Agreement also provides that the nominating committee of the Board of Directors may from time to time select two additional individuals who must be independent to serve as Directors.

(b)	Other Related Person Transactions

We describe below the transactions that have occurred since the beginning of fiscal 2008, and any currently proposed transactions, that involve the Company or a subsidiary and exceed $120,000, and in which a related party had or has a direct or indirect material interest.

Mr. John M. Riess, an Affinia Group Board member, is the parent of an executive who is currently employed with Genuine Parts Company (NAPA). NAPA accounted for approximately $519 million in 2008 of our total sales. Mr. John A. Washbish former, President, Under Vehicle Group and Customer Relationship Management, and Director, is the brother of the owner of Moog Automotive Warehouse, Louisville, Kentucky, an automotive warehouse distributor that purchased approximately $0.4 million products from Affinia Group Inc. in 2008.

Item 14.	Independent Registered Public Accounting Firm Fees

For services rendered in 2007 and 2008 by Deloitte and Touch LLP, our independent public accounting firm, we incurred the following fees:

	2007	2008
Audit Fees (1)	$2.9	$3.2
Tax Fees (2)	$1.2	$1.4
All Other Fees (3)	$—	$0.7

(1)	Represents fees incurred for the annuals audits of the consolidated financial statements and internal control over financial reporting, quarterly reviews of interim financial statements, statutory audits of foreign subsidiaries and SEC registration statements.

(2)	Represents fees incurred for U.S. and foreign income tax compliance, acquisition related tax services and state tax planning services.

(3)	Represents fees primarily incurred for services related to acquisitions and other professional services.

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

Schedule II—Valuation and Qualifying Accounts

The allowance for doubtful accounts is summarized below for the period ending December 31, 2008, December 31, 2007, and December 31, 2006 (Dollars in Millions):

	Balance at beginning of period	Amounts charged to income	Trade accounts receivable “written off” net of recoveries	Adjustments arising from change in currency exchange rates and other items	Balance at end of period
Year ended December 31, 2006	$2	$5	$(2)	$—	$5
Year ended December 31, 2007	$5	$1	$(2)	$—	$4
Year ended December 31, 2008	$4	$1	$(1)	$—	$4

All other financial statement schedules are not required under the relevant instructions or are inapplicable and therefore have been omitted.

3.	Exhibits

Exhibit Number	Description of Exhibit

3.5	Certificate of Incorporation of Affinia Group Intermediate Holdings Inc., which is incorporated herein by reference from Exhibit 3.5 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).

3.6	By-laws of Affinia Group Intermediate Holdings Inc., which is incorporated herein by reference from Exhibit 3.6 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).

4.1	Indenture, dated as of November 30, 2004, among Affinia Group Inc., the Guarantors named therein and Wilmington Trust Company, as Trustee, which is incorporated herein by reference from Exhibit 4.1 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).

4.4	9% Senior Subordinated Notes due 2014, Rule 144A Global Note, which is incorporated herein by reference from Exhibit 4.4 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).

4.5	9% Senior Subordinated Notes due 2014, Regulation S Global Note, which is incorporated herein by reference from Exhibit 4.5 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).

Exhibit Number	Description of Exhibit

10.1	Credit Agreement, dated as of November 30, 2004, among Affinia Group Intermediate Holdings Inc., Affinia Group Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Goldman Sachs Credit Partners, L.P. and Credit Suisse First Boston, as Co-Syndication Agents, and Deutsche Bank AG, Cayman Islands Branch and UBS Securities LLC, as Co-Documentation Agents, which is incorporated herein by reference from Exhibit 10.1 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).

10.2	Amendment No. 1 and Waiver, dated as of December 12, 2005 to Credit Agreement, dated as of November 30, 2004, among Affinia Group Intermediate Holdings Inc., Affinia Group Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Goldman Sachs Credit Partners, L.P. and Credit Suisse, Cayman Islands Branch (formerly known as Credit Suisse First Boston, acting through its Cayman Islands Branch), as Co-Syndication Agents, and Deutsche Bank AG, Cayman Islands Branch and UBS Securities LLC, as Co-Documentation Agents, which is incorporated herein by reference from Exhibit 10.1 on the Form 8-K of Affinia Group Intermediate Holdings Inc. filed on December 15, 2005 (File No. 333-128166-10).

10.3	Guarantee and Collateral Agreement, dated as of November 30, 2004, among Affinia Group Intermediate Holdings Inc., Affinia Group Inc., each other Subsidiary Loan Party identified therein and JPMorgan Chase Bank, N.A. as Collateral Agent, which is incorporated herein by reference from Exhibit 10.2 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).

10.4	Receivables Sale Agreement, dated as of November 30, 2004, among Affinia Group Inc., as Seller Agent, certain subsidiaries thereof, as Sellers, and Affinia Receivables LLC, as Finance Subsidiary, which is incorporated herein by reference from Exhibit 10.3 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).

10.5	Amendment, dated as of April 1, 2005, to the Receivables Sale Agreement, dated as of November 30, 2004, among Affinia Group Inc., as Seller Agent, certain subsidiaries thereof, as Sellers, and Affinia Receivables LLC, as Finance Subsidiary, which is incorporated herein by reference from Exhibit 10.4 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).

10.6	Receivables Purchase Agreement, dated as of November 30, 2004, among Affinia Receivables LLC, as Finance Subsidiary, Affinia Group Inc., as Servicer, Park Avenue Receivables Company LLC, and JPMorgan Chase Bank, N.A., as Agent, which is incorporated herein by reference from Exhibit 10.5 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).

10.7	Amendment Number 1, dated as of April 1, 2005, to the Receivables Purchase Agreement, dated as of November 30, 2004, among Affinia Receivables LLC, as Finance Subsidiary, Affinia Group Inc., as Servicer, Park Avenue Receivables Company LLC, and JPMorgan Chase Bank, N.A., as Agent, which is incorporated herein by reference from Exhibit 10.6 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).

10.8	Amendment Number 2, dated as of June 30, 2005, to the Receivables Purchase Agreement, dated as of November 30, 2004, among Affinia Receivables LLC, as Finance Subsidiary, Affinia Group Inc., as Servicer, Park Avenue Receivables Company LLC, and JPMorgan Chase Bank, N.A., as Agent, which is incorporated herein by reference from Exhibit 10.7 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).

10.9#	Affinia Group Senior Executive Deferred Compensation and Stock Award Plan dated as of March 6, 2008.

10.10	Settlement Agreement dated as of November 20, 2007 by and between Dana Corporation and Affinia Group Inc.

Exhibit Number	Description of Exhibit

10.11	Stockholders Agreement, dated as of November 30, 2004, among Affinia Group Holdings Inc., various Cypress funds, Ontario Municipal Employees Retirement Board (“OMERS”), The Northwestern Mutual Life Insurance Company, California State Teachers’ Retirement System and Stockwell Fund, L.P., which is incorporated herein by reference from Exhibit 10.10 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).

10.12#*	Amended and Restated Employment Agreement, dated December 15, 2008, by and between Affinia Group Inc. and Terry R. McCormack.

10.13#*	Amended and Restated Employment Agreement, dated December 15, 2008, by and between Affinia Group Inc. and Keith A. Wilson.

10.14#	Employment Agreement, dated July 21, 2005, by and between Affinia Group Inc. and John R. Washbish, which is incorporated herein by reference from Exhibit 10.13 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).

10.15#*	Amended and Restated Employment Agreement, dated December 15, 2008, by and between Affinia Group Inc. and Thomas H. Madden.

10.16#*	Amended and Restated Employment Agreement, dated December 15, 2008, by and between Affinia Group Inc. and Steven E. Keller.

10.17#	Affinia Group Holdings Inc. 2005 Stock Incentive Plan, which is incorporated herein by reference from Exhibit 10.16 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).

10.18#*	Affinia Group Holdings Inc. 2005 Stock Incentive Plan amended as of November 14, 2006 and January 1, 2007

10.19#	Form of Nonqualified Stock Option Agreement, which is incorporated herein by reference from Exhibit 10.17 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).

10.20	Form of Management Stockholder’s Agreement, which is incorporated herein by reference from Exhibit 10.18 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005 (File No. 333-128166-10).

10.21	Form of Sale Participation Agreement.

10.22	Shares Transfer Agreement between Zhang Haibo and Affinia Group Inc. dated as of June 30, 2008, which is incorporated herein by reference from Exhibit 10.1 of the Form 8-K of Affinia Group Intermediate Holdings Inc. file on July 2, 2008.

16.1	Letter from PricewaterhouseCoopers LLP dated October 5, 2005, which is incorporated herein by reference from Exhibit 10.1 on the Form 8-K of Affinia Group Intermediate Holdings Inc. filed on October 5, 2005 (File No. 333-128166-10).

21.1*	List of Subsidiaries.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Terry R. McCormack, our Chief Executive Officer, President and Director, and Thomas H. Madden, our Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith

#	management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFINIA GROUP INTERMEDIATE HOLDINGS INC.

By:	/s/ Terry R. McCormack
Terry R. McCormack
President, Chief Executive Officer, and Director(Principal Executive Officer)

Date: March 6, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 6, 2009.

Signature	Title

By: /s/ Terry R. McCormack Terry R. McCormack	President, Chief Executive Officer, and Director (Principal Executive Officer)

By: /s/ Thomas H. Madden Thomas H. Madden	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By: /s/ Thomas H. Madden Thomas H. Madden	Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

By: /s/ Larry W. McCurdy Larry W. McCurdy	Chairman of the Board of Directors

By: /s/ Michael F. Finley Michael F. Finley	Director

By: /s/ Donald J. Morrison Donald J. Morrison	Director

By: /s/ Joseph A. Onorato Joseph A. Onorato	Director

By: /s/ John M. Riess John M. Riess	Director

Signature	Title

By: /s/ Joseph E. Parzick Joseph E. Parzick	Director

By: /s/ James A. Stern James A. Stern	Director