Form 10-Q
period 2009-03-31
Affinia Group Intermediate Holdings Inc.
filed 2009-05-08
CIK 1328655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2009.

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 1,000 shares outstanding of the registrant’s common stock as of May 8, 2009 (all of which are privately owned and not traded on a public market).

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

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Affinia Group Intermediate Holdings Inc.

Unaudited Condensed Consolidated Balance Sheets

(Dollars in Millions)

	December 31, 2008	March 31, 2009
Assets
Current assets:
Cash and cash equivalents	$77	$39
Restricted cash	4	8
Trade accounts receivable, less allowances of $4 million for both 2008 and 2009	312	356
Inventories, net	512	492
Other current assets	89	92

Total current assets	994	987
Property, plant, and equipment, net	208	205
Goodwill	58	56
Other intangible assets, net	163	161
Deferred financing costs	11	11
Deferred income taxes	59	61
Investments and other assets	22	22

Total assets	$1,515	$1,503

Liabilities and equity
Current liabilities:
Accounts payable	$274	$259
Notes payable	14	23
Other accrued expenses	148	152
Accrued payroll and employee benefits	31	31

Total current liabilities	467	465
Long-term debt	608	599
Deferred employee benefits and other noncurrent liabilities	24	33

Total liabilities	1,099	1,097

Contingencies and commitments
Common stock, $.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	411	411
Accumulated income (deficit)	(37)	(33)
Accumulated other comprehensive income (loss)	(18)	(31)

Total shareholder’s equity of the Company	356	347
Noncontrolling interest	60	59

Total equity	416	406

Total liabilities and equity	$1,515	$1,503

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Unaudited Condensed Consolidated Statements of Operations

(Dollars in Millions)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2009
Net sales	$529	$457
Cost of sales	(434)	(372)

Gross profit	95	85
Selling, general and administrative expenses	(77)	(64)

Operating profit	18	21
Other income, net	—	—
Interest expense	(14)	(14)

Income before income tax provision, and equity income	4	7
Income tax provision	1	4
Equity in income, net of tax	—	—

Net income	3	3
Less: Net loss attributable to noncontrolling interest, net of tax	—	1

Net income attributable to the Company	$3	$4

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in Millions)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2009
Operating activities
Net income	$3	$3
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9	9
Provision for deferred income taxes	(4)	(3)
Change in trade accounts receivable	(42)	(49)
Change in inventories	7	15
Change in other current operating assets	(1)	(5)
Change in other current operating liabilities	40	(6)
Change in other	6	7

Net cash provided by (used in) operating activities	18	(29)

Investing activities
Proceeds from sales of assets	—	—
Change in restricted cash	—	(4)
Additions to property, plant and equipment	(6)	(5)

Net cash used in investing activities	(6)	(9)

Financing activities
Increase in debt of noncontrolling interest	—	10
Proceeds from (payment of) debt	—	(10)

Net cash provided by financing activities	—	—
Effect of exchange rate changes on cash	—	—
Change in cash and cash equivalents	12	(38)
Cash and cash equivalents at beginning of the period	59	77

Cash and cash equivalents at end of the period	$71	$39

Supplemental cash flows information
Cash paid during the period for:
Interest	$7	$7
Income taxes	$6	$4

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business

Affinia Group Inc. (“Affinia”) is a global leader in the on and off-highway replacement products and services industry. We derive approximately 98% of our sales from this industry and, as a result, are not directly affected by the market cyclicality of the automotive original equipment manufacturers. Our broad range of brake, filtration, chassis and other products are sold globally. Our brands include WIX®, Raybestos®, McQuay-Norris®, Nakata®, Filtron®, BrakePro® and Quinton Hazell®. Additionally, we provide private label offerings for NAPA®, CARQUEST®, ACDelco®, and other customers; together with co-branded offerings for Federated Auto Parts and Automotive Distribution Network. Affinia is wholly-owned by Affinia Group Intermediate Holdings Inc., which, in turn, is wholly-owned by Affinia Group Holdings Inc., a company controlled by affiliates of The Cypress Group L.L.C. (“Cypress”).

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

The interim financial information is prepared in conformity with accounting principles generally accepted in the United States of America and such principles are applied on a basis consistent with information reflected in our Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the United States Securities and Exchange Commission. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim period.

Effective January 1, 2009, we implemented Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”, (“SFAS No. 160”). This standard changed the accounting for and reporting of minority interest (now called noncontrolling interest) in our consolidated financial statements. Upon adoption, certain prior period amounts have been retrospectively changed to conform to the current period financial statement presentation.

Note 3. Variable Interest Entity

Effective October 31, 2008, Affinia Acquisition LLC completed the purchase of 85% of the equity interests (the “Acquired Shares”) in HBM Investment Limited (“HBM”). HBM is the sole owner of Longkou Haimeng Machinery Company Limited (“Haimeng”), a drum and rotor manufacturing company located in Longkou City, China.

HBM subsequently changed its name to Affinia Hong Kong Limited. Affinia Group Holdings Inc. owns 95% of Affinia Acquisition LLC and Affinia Group Inc., a wholly-owned subsidiary of the Company, owns the remaining 5% interest. Financial Accounting Standards Board Interpretation No. (“FIN”) 46R, “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51” (“FIN 46”), requires the “primary beneficiary” of a variable interest entities (“VIE”) to include the VIE’s assets, liabilities and operating results in its consolidated financial statements. Based on the criteria for consolidation of VIEs, we determined that Affinia Group Inc. is deemed the primary beneficiary of Affinia Acquisition LLC. Therefore, the consolidated financial statements of the Company include Affinia Acquisition LLC and its subsidiaries. The net loss attributable to the noncontrolling interest owned by Affinia Acquisition LLC was $1 million for the first quarter of 2009.

The aforementioned acquisition has been accounted for in accordance with SFAS No. 141, Business Combinations. There were no significant adjustments recorded to the preliminary allocations during the first quarter of 2009. During the remainder of 2009, the Company may make further adjustments to these preliminary allocations. Purchase price allocations are subject to adjustment until all pertinent information regarding the Acquisition is obtained and fully evaluated. The Company expects to finalize purchase price allocations during the fourth quarter of 2009.

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

Note 4. New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60” (“SFAS No. 163”). SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS No. 163 also clarifies how Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. SFAS No. 163 requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of SFAS No. 163 are intended to improve the quality of information provided to users of financial statements. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008. SFAS No. 163 had no impact on our consolidated financial position, results of operations and cash flows for the first quarter of 2009.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. SFAS No. 141R had no impact on our consolidated financial position, results of operations and cash flows for the first quarter of 2009. However, SFAS No. 141R will have an impact on our consolidated financial position, results of operations and cash flows for future acquisitions.

Effective January 1, 2009, we implemented SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities” (“SFAS No. 161”). As a result of adopting this standard we enhanced our disclosures for derivative instruments and hedging activities by providing additional information about our objectives for using derivative instruments, the level of derivative activity we engage in, as well as how derivative instruments and related hedged items affect our financial position and performance. Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, the adoption of SFAS No. 161 did not affect the presentation of our financial position or results of operations. Refer to Note 14 for further discussion on SFAS No. 161.

Recently Issued Accounting Guidance

In April 2009, the FASB issued the following new accounting guidance:

1.	FASB Staff Position (“FSP”) FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” or FSP FAS 157-4; FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, “Fair Value Measurements”. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.

2.	FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, or FSP FAS 107-1 and APB 28-1. FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements.

These staff positions are effective for periods ending after June 15, 2009. We are evaluating the impact that these positions will have on our consolidated financial position, results of operations and cash flows.

Note 5. Inventories, net

Inventories are valued at the lower of cost or market. Cost is determined on the FIFO basis for all domestic inventories or average cost basis for non-U.S. inventories. Inventories are reduced by an allowance for slow-moving and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage. A summary of inventories, net is provided in the table below (Dollars in Millions):

	At December 31, 2008	At March 31, 2009
Raw materials	$115	$114
Work-in-process	42	29
Finished goods	355	349

	$512	$492

During the first quarter of 2009, we had a change in estimate that adjusted the carrying amount of finished goods inventory. The change results from new information as defined in SFAS No. 154 “Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3.” Due to the recent addition of new controls and reporting processes related to certain remanufactured inventory components we were able to more closely determine the cost of these components. The financial impact of this change in estimate increased inventory and decreased cost of sales by $3 million.

Note 6. Comprehensive Income

The elements of comprehensive income are presented in the following table (Dollars in Millions):

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2009
Net income	$3	$3
Interest rate swap, net of tax	(2)	1
Change in foreign currency translation adjustments, net of tax	13	(14)

Comprehensive income (loss)	14	(10)
Less: Comprehensive loss attributable to noncontrolling interest	—	1

Comprehensive income (loss) attributable to the Company	$14	$(9)

Note 7. Goodwill

The $56 million of goodwill relates to the initial acquisition in 2004 and to the acquisition of Affinia Hong Kong Limited (Refer to Note 3) in 2008. For the 2004 acquisition, the tax benefit for the excess of tax-deductible goodwill over the reported amount of goodwill is applied to first reduce the goodwill related to the Acquisition, in accordance with SFAS No. 109, “Accounting for Income Taxes”. The tax benefit for the excess of tax deductible goodwill reduced reported goodwill by approximately $9 million during 2008 to $28 million at the end of 2008. We anticipate goodwill being reduced by another $9 million during 2009. Once the reported amount of goodwill for the 2004 acquisition is reduced to zero, the remaining tax benefit reduces the basis of intangible assets purchased in the 2004 acquisition. Any remaining tax benefit reduces the income tax provision.

In conjunction with the acquisition of Affinia Hong Kong Limited, we determined the fair value of intangibles, property, plant and equipment, other assets and liabilities. Based on our valuations and purchase accounting adjustments, we recorded $30 million as goodwill at the end of 2008 and there have not been any material changes in the first quarter of 2009.

The following table summarizes goodwill activity, which is related to the On and Off-Highway segment for the first three months of 2009 (Dollars in Millions):

Three Months Ended March 31, 2009
Balance at December 31, 2008	$58
Tax benefit reduction	(2)

Balance at March 31, 2009	$56

Note 8. Commitments and Contingencies

At March 31, 2009, the Company had purchase commitments for property, plant and equipment of approximately $2 million.

A reconciliation of the changes in our return reserves is as follows (Dollars in Millions):

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2009
Beginning balance	$20	$18
Amounts charged to expense	12	12
Returns processed	(12)	(13)

	$20	$17

Note 9. Income Taxes

The total amount of unrecognized tax benefits as of December 31, 2008 and March 31, 2009 was $2 million, and if recognized, would affect the effective tax rate. The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties as part of the income tax provision. As of March 31, 2009 the Company’s accrual for interest and penalties was less than $1 million. The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. For jurisdictions in which the Company transacts significant business, tax years ended December 31, 2004 and later remain subject to examination by tax authorities. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

The income tax provision was $4 million and $1 million for the first quarter of 2009 and 2008, respectively. The effective tax rate on ordinary income, which excludes the valuation entity losses and restructuring activities, was comparable for both 2009 and 2008.

Note 10. Legal Proceedings

On March 31, 2008, a class action lawsuit was filed by S&E Quick Lube Distributors, Inc. of Utah against several auto parts manufacturers for allegedly conspiring to fix prices for replacement oil, air, fuel and transmission filters. Several auto parts companies are named as defendants, including Champion Laboratories, Inc., Purolator Filters NA LLC, Honeywell International Inc., Cummins Filtration Inc., Donaldson Company, Baldwin Filters Inc., Bosch USA., Mann + Hummel USA Inc., Arvinmeritor Inc., United Components Inc. and WIX Filtration Corp LLC (“Wix”), a subsidiary of Affinia. The lawsuit was filed in US District Court for the District of Connecticut and seeks damages and injunctive relief on behalf of a nationwide class of direct purchasers of filters. Since this initial complaint was filed, over 56 “tag-along” suits in multiple jurisdictions have been filed on behalf of both direct and indirect purchasers of automotive filtration products. Two suits have also been filed in the Canadian provinces of Ontario and Quebec. As a result, all U.S. lawsuits have been consolidated in a Multi-District Litigation Proceeding in Chicago, IL. Wix along with other named defendants filed various motions to dismiss Plaintiffs’ complaints. Those motions are scheduled to be decided in June 2009. Affinia believes that Wix did not have significant sales in this particular market at the relevant time periods so we currently expect any potential exposure to be immaterial. Additionally, as of April 2009, the Florida Attorney General’s office had filed a tag along suit also naming Wix as a defendant.

The Company has various accruals for civil product liability and other costs. If there is a range of equally probable outcomes, we accrue the lower end of the range. The Company had $1 million accrued as of December 31, 2008 and March 31, 2009. There are no recoveries expected from third parties.

Note 11. Restructuring of Operations

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

In connection with the comprehensive restructuring, we have recorded $143 million in restructuring costs to date. The restructuring costs were recorded in selling, general and administrative expense and cost of sales and are disclosed by year in the chart below (Dollars in Millions).

	Selling, General and Administrative Expenses	Cost of Sales	Total
2005	$2	$21	$23
2006	39	1	40
2007	35	3	38
2008	39	1	40
First quarter of 2009	1	1	2

Total	$116	$27	$143

These charges consist of employee termination costs, other exit costs and impairment costs. Severance costs are being accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 112, “Employers’ Accounting for Postemployment Benefits — an amendment of FASB Statements No. 5 and 43.” As of the end of 2008, we have announced all the expected comprehensive restructuring activity.

We forecast that the comprehensive restructuring program will result in approximately $162 million in restructuring costs, which exceeds preliminary expectations of $152 million. We anticipate that we will incur approximately $19 million more in restructuring costs during 2009 and 2010 completing the closure of the previously announced facilities.

The Company also continues to expect that the major components of such costs will be employee severance costs, asset impairment charges, and other costs (i.e. moving costs, environmental remediation, site clearance and repair costs) each of which we expect to represent approximately 42%, 19% and 39% respectively, of the total cost of the comprehensive restructuring program.

The following summarizes the restructuring charges and activity for all the Company’s restructuring programs (Dollars in Millions):

Balance at December 31, 2008		$11
Charges to expense:
Asset write-offs expense	1
Other expenses	1

Total restructuring expenses	2
Cash payments and asset write-offs:
Cash payments	(3)
Asset retirements and other	—

Total payments and asset write-offs	(3)

Total activity for the first quarter of 2009		(1)

Balance at March 31, 2009		$10

At March 31, 2009, $10 million of restructuring charges remained in other accrued liabilities, relating to wage and healthcare continuation for severed employees and other termination costs. These remaining benefits are expected to be paid during 2009 and 2010. The following table shows the restructuring expenses by segment (Dollars in Millions):

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2009
On and Off-highway segment	$3	$1
Commercial Distribution European segment	1	1
Brake South America segment	—	—
Corporate, eliminations and other	—	—

	$4	$2

Note 12. Segment and Geographic Information

The products, customer base, distribution channel, manufacturing process, and procurement are similar throughout all of the Company’s operations. However, due to different economic characteristics in the Company’s operations we have a Commercial Distribution European Segment, a Brake South America Segment and a third segment that includes multiple operating segments aggregated into one reportable business segment. All three segments are in the On and Off-highway industry but for segment reporting purposes we refer to the third segment as the On and Off-highway Segment. Segment net sales, operating profit, total assets, depreciation and capital expenditures were as follows (Dollars in Millions):

	Net Sales		Operating Profit
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Three Months Ended March 31, 2009
On and Off-Highway segment	$456	$402	$27	$29
Commercial Distribution European segment	72	54	(1)	—
Brake South America segment	7	5	(1)	—
Corporate, eliminations and other	(6)	(4)	(7)	(8)

	$529	$457	$18	$21

	Total Assets		Depreciation and Amortization		Capital Expenditures
	December 31, 2008	March 31, 2009	Three Months Ended March 31, 2008	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Three Months Ended March 31, 2009
On and Off-Highway segment	$1,327	$1,345	$5	$5	$5	$3
Commercial Distribution European segment	120	114	1	1	—	1
Brake South America segment	6	5	—	—	1	1
Corporate, eliminations and other	62	39	3	3	—	—

	$1,515	$1,503	$9	$9	$6	$5

Net sales by geographic region were as follows (Dollars in Millions):

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2009
United States	$276	$239
Canada	34	26
Brazil	85	59
Other Countries	134	133

	$529	$457

Long-lived assets by geographic region were as follows (Dollars in Millions):

	December 31, 2008	March 31, 2009
United States	$323	$320
Canada	14	13
Brazil	6	6
Other Countries	97	94

	$440	$433

Net sales by geographic region were determined based on origin of sale. Geographic data on long-lived assets are comprised of property, plant and equipment, goodwill, other intangible assets and deferred financing costs.

We offer primarily three types of products: brake products, which include brake drums, rotors, pads and shoes and hydraulic brake system components; filtration products, which include oil, fuel, air and other filters; and chassis products, which include steering, suspension and driveline components. Additionally, we have our Commercial Distribution South America products and Commercial Distribution European products which offer brake, chassis, filtration and other products. The Commercial Distribution European products include our Quinton Hazell European parts operation. Quinton Hazell designs, manufactures, purchases and distributes a wide range of aftermarket replacement motor vehicle components for customers throughout Europe, primarily under the Quinton Hazell brand name. Brake products are segregated below into Brake North America and Asia products and Brake South America products. The Company’s sales by group of similar products are as follows:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2009
Filtration products	$183	$172
Brake North America and Asia products	149	132
Commercial Distribution South America products	87	62
Commercial Distribution European products	72	54
Chassis products	37	36
Brake South America products	7	5
Corporate, eliminations and other	(6)	(4)

	$529	$457

Note 13. Stock Option Plans

On July 20, 2005, we adopted a stock incentive plan with a maximum of 227,000 shares of common stock subject to awards. As of March 31, 2009, 178,516 shares had been awarded, which included vested shares of 79,379 and 99,137 unvested shares. Additionally, at March 31, 2009 there were 48,484 shares available for future stock option grants. Each option expires August 1, 2015. One-half of the options vest based on the performance of the Company and the remaining portion vests at the end of each year ratably over the period from the year of the grant until December 31, 2009. The exercise price is $100 per option.

We account for our employee stock options under the fair value method of accounting using a Black-Scholes model to measure stock-based compensation expense at the date of grant. Dividend yields were not a factor because there were no cash dividends declared during 2008 and the first three months of 2009. Our weighted-average Black-Scholes fair value assumptions include:

	2008	2009
Weighted-average effective term	5.2 years	5.2 years
Weighted-average risk free interest rate	4.35%	4.35%
Weighted-average expected volatility	40.1%	40.1%
Weighted-average fair value of options (Dollars in millions)	$7	$7

The fair value of the stock option grants is amortized to expense over the vesting period. The Company reduces the overall compensation expense by a turnover rate consistent with historical trends. Stock-based compensation expense, which was recorded in selling, general and administrative expenses, and related income tax benefits were less than $1 million for each of the three month periods ending March 31, 2008 and 2009. A summary of our stock-based compensation activity for the year ended December 31, 2008 and the quarter ended March 31, 2009 is presented below:

Outstanding at December 31, 2007	217,510
Granted	9,500
Forfeited/expired	(45,225)

Outstanding at December 31, 2008	181,785
Granted	—
Forfeited/expired	(3,269)

Balance at March 31, 2009	178,516

Note 14. Derivatives

The Company’s financial derivative assets and liabilities consist of standard currency forward contracts and “plain-vanilla” interest rate swaps. The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

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

The fair value measurements of the Company’s interest rate and the currency derivatives are based upon Level 2 inputs consisting of observable current market data pertaining to relevant interest and currency exchange rates, as reported by a recognized independent third-party financial information provider. Based upon the Company’s periodic assessment of the creditworthiness of its derivative transactions counterparties, neither the currency nor the interest rate derivative instruments’ fair value measurements are adjusted for incremental counterparty credit risk.

As a result of adopting SFAS No. 161 we have provided the following enhanced disclosures regarding our derivative and hedging activities.

Currency Rate Derivatives

The Company transacts business in multiple currencies in various international markets. Therefore, our reported results from operations and financial position are vulnerable to several forms of risk related to currency exchange rate volatility. The Company’s use of currency rate derivatives (currency forward contracts) is limited to transactions intended to mitigate reported currency gains and losses arising from the periodic re-measurement of monetary assets and liabilities denominated in a non-local currency. Our policy does not require hedging each individual exposure that may give rise to currency gain or loss. However, our practice has been to execute hedge transactions in notional amounts that would be reasonably expected to result in gains and losses that approximately offset expected gains and losses arising from specific underlying net currency exposures. Our policy strictly prohibits the use of currency rate derivatives to generate trading profits or to otherwise speculate on currency rate movements.

Our currency forward transactions are undesignated hedges and are, therefore, not eligible for hedge accounting treatment as described in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (“SFAS No. 133”). The Company’s outstanding currency forward contracts are recorded in the Consolidated Balance Sheets as “Other current assets” or “Other accrued expenses”, accordingly. Currency derivative gains and losses are recognized in “Other Income, net” in the Consolidated Statements of Operations in the reporting period of occurrence. The Company has not recorded currency derivative gains (losses) to other comprehensive income (loss) nor has it reclassified prior period currency derivative results from other comprehensive income to earning during the last twelve months. The Company does not anticipate that it will record any currency derivative gains or losses to other comprehensive income (loss) or that it will reclassify prior period currency derivative results from other comprehensive income to earning in the next twelve months.

The notional amount and fair value of our outstanding currency forward contracts were as follows (Dollars in millions):

	Notional Amount	Asset Derivative	Liability Derivative
As of March 31, 2009	$131	$—	$1
As of December 31, 2008	$146	$3	$2

Interest Rate Derivatives

The Company funds its business operations with a combination of fixed- and floating-rate debt. Therefore, our reported results from operations may be adversely impacted by rising interest rates. The Company’s interest rate risk policy seeks to minimize the long-term cost of debt, subject to a limitation of the maximum percentage of net floating-rate debt versus total debt outstanding.

Our use of interest rate derivative instruments (interest rate swaps), is confined to transactions intended to manage the ratio of net floating-rate debt versus total debt outstanding within a specified target range. Under agreements with its credit line banks, the Company is required to maintain at least 40% of its total debt outstanding as fixed- or effectively fixed-rate in nature. At quarter-end, about half of the Company’s total debt obligations were inherently fixed-rate in nature. In addition, pursuant to the Company’s risk management strategy, an additional $150 million of debt was effectively fixed-rate via pay-fixed interest rate swaps. At March 31, 2009 the combined percentage of fixed-rate and swapped-to-fixed-rate debt versus total debt outstanding was 74%.

While our policy does not require that we maintain a specific ratio of net floating-rate debt as a proportion of total debt outstanding, we use interest rate swaps to manage the ratio of net floating-rate debt to total debt outstanding to within our policy target range, thereby reducing the potential impact that interest rate variability may have on our consolidated financial results. Our policy strictly prohibits the use of interest rate derivatives to generate trading profits or to otherwise speculate on interest rate movements.

We have designated our interest rate swaps as “cash flow” hedges as described in SFAS No. 133. At inception of the hedge, the Company formally documents its hedge relationships and risk management objective and strategy for undertaking the hedge. In addition, the documentation identifies the interest rate swaps as a hedge of specific interest payments on variable rate debt, with the objective to perfectly offset the variability of interest expense as related to specific floating-rate debt. We also specify that the effectiveness of the interest rate swaps in mitigating interest expense variability shall be assessed using the “Hypothetical Derivative Method” as described in SFAS No. 133 Implementation Issue No. G7.

The interest rate swaps are recorded in the Consolidated Balance Sheets as “Other current assets” or “Other accrued expenses”, accordingly. In compliance with SFAS No. 133, the Company formally assesses the effectiveness of its interest rate swaps at inception and on a quarterly basis thereafter. These assessments have established that swaps have been, and are expected to continue to be, highly effective at offsetting the interest expense variability of the underlying floating rate debt and are therefore eligible for cash flow hedge accounting treatment, pursuant to SFAS No. 133.

Changes in fair value of derivatives designated as cash flow hedges are recorded to other comprehensive income (loss) to the extent such cash flow hedges are effective. Amounts are reclassified from other comprehensive income (loss) when the underlying hedged items are recognized or hedges are ineffective. There was $1 million in each of the first quarter of 2008 and the first quarter of 2009 reclassified from other comprehensive income (loss) into interest expense. There have been no gains or losses reclassified from other comprehensive income (loss) into earnings due to hedge ineffectiveness related to any of the Company’s interest rate swap transactions.

The notional amount and fair value of interest rate swaps outstanding are as follows (Dollars in millions):

	Notional Amount	Fair Value
As of March 31, 2009	$150	$5 Liability
As of December 31, 2008	$150	$7 Liability

Note 15. Subsequent Event

On April 30, 2009, Chrysler LLC and twenty-four of its domestic direct and indirect subsidiaries (“Chrysler”) filed for bankruptcy protection in the U.S. Bankruptcy Court for the Southern District of New York. Our accounts receivable with Chrysler’s wholly owned U.S. subsidiaries was approximately $1 million as of March 31, 2009 of which nothing was reserved. It is reasonably possible that we may be unable to collect some or all of this accounts receivable balance.

Note 16. Financial Information for Guarantors and Non-Guarantors

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

The following unaudited information presents Condensed Consolidating Statements of Operations for the three months ended March 31, 2008 and 2009, Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2008 and 2009 and Condensed Consolidating Balance Sheets as of December 31, 2008 and March 31, 2009 to arrive at the information for the Company on a consolidated basis. Other separate financial statements and other disclosures concerning the Parent and the Guarantors are not presented because management does not believe that such information is material to investors.

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor

Condensed Consolidating Balance Sheet

December 31, 2008

(Dollars in Millions)

	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$59	$—	$18	$—	$77
Restricted cash	—	—	—	4	—	4
Trade accounts receivable	—	31	155	126	—	312
Inventories, net	—	—	314	198	—	512
Other current assets	—	47	1	41	—	89

Total current assets	—	137	470	387	—	994
Investments and other assets	—	218	76	19	—	313
Intercompany investments	356	1,068	347	—	(1,771)	—
Intercompany receivables	—	(332)	275	57	—	—
Property, plant and equipment, net	—	9	95	104	—	208

Total assets	$356	$1,100	$1,263	$567	$(1,771)	$1,515

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$13	$156	$105	$—	$274
Notes payable	—	—	—	14	—	14
Accrued payroll and employee benefits	—	6	4	21	—	31
Other accrued expenses	—	59	31	58	—	148

Total current liabilities	—	78	191	198	—	467
Deferred employee benefits and noncurrent liabilities	—	14	—	10	—	24
Long-term debt	—	597	—	11	—	608

Total liabilities	—	689	191	219	—	1,099
Total shareholder’s equity of the company	356	356	1,067	348	(1,771)	356
Noncontrolling interest	—	55	5	—	—	60

Total equity	356	411	1,072	348	(1,771)	416

Total liabilities and equity	$356	$1,100	$1,263	$567	$(1,771)	$1,515

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor

Condensed Consolidating Balance Sheet

March 31, 2009

(Dollars in Millions)

	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$23	$—	$16	$—	$39
Restricted cash	—	—	—	8	—	8
Trade accounts receivable	—	28	180	148	—	356
Inventories, net	—	—	302	190	—	492
Other current assets	—	45	1	46	—	92

Total current assets	—	96	483	408	—	987
Investments and other assets	—	218	74	19	—	311
Intercompany investments	347	1,074	341	—	(1,762)	—
Intercompany receivables	—	(309)	267	42	—	—
Property, plant and equipment, net	—	7	98	100	—	205

Total assets	$347	$1,086	$1,263	$569	$(1,762)	$1,503

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$13	$148	$98	$—	$259
Notes payable	—	—	—	23	—	23
Accrued payroll and employee benefits	—	11	7	13	—	31
Other accrued expenses	—	55	34	63	—	152

Total current liabilities	—	79	189	197	—	465
Deferred employee benefits and noncurrent liabilities	—	14	—	19	—	33
Long-term debt	—	587	—	12	—	599

Total liabilities	—	680	189	228	—	1,097
Total shareholder’s equity of the company	347	352	1,069	341	(1,762)	347
Noncontrolling interest	—	54	5	—	—	59

Total equity	347	406	1,074	341	(1,762)	406

Total liabilities and equity	$347	$1,086	$1,263	$569	$(1,762)	$1,503

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2008

(Dollars in Millions)

	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$277	$319	$(67)	$529
Cost of sales	—	—	(220)	(281)	67	(434)

Gross profit	—	—	57	38	—	95
Selling, general and administrative expenses	—	(5)	(41)	(31)	—	(77)

Operating (loss) profit	—	(5)	16	7	—	18
Other income (loss), net	—	7	(7)	—	—	—
Interest expense	—	(14)	—	—	—	(14)

(Loss) income before taxes and equity income	—	(12)	9	7	—	4
Income tax (benefit) provision	—	(3)	—	4	—	1
Equity interest in income, net of tax	3	16	16	24	(59)	—

(Loss) income	3	7	25	27	(59)	3
Less: Net loss attributable to noncontrolling interest, net of tax	—	—	—	—	—	—

Net (loss) income attributable to the company	$3	$7	$25	$27	$(59)	$3

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2009

(Dollars in Millions)

	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$285	$252	$(80)	$457
Cost of sales	—	—	(244)	(208)	80	(372)

Gross profit	—	—	41	44	—	85
Selling, general and administrative expenses	—	(5)	(33)	(26)	—	(64)
Income from settlement	—	—	—	—	—	—

Operating (loss) profit	—	(5)	8	18	—	21
Other income (loss), net	—	4	(3)	(1)	—	—
Interest expense	—	(14)	—	—	—	(14)

(Loss) income before income tax provision and equity income	—	(15)	5	17	—	7
Income tax (benefit) provision	—	(2)	—	6	—	4
Equity interest in income, net of tax	4	16	11	—	(31)	—

(Loss) income	4	3	16	11	(31)	3
Less: Net loss attributable to noncontrolling interest, net of tax	—	1	—	—	—	1

Net (loss) income attributable to the company	$4	$4	$16	$11	$(31)	$4

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2008

(Dollars in Millions)

	Parent	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated Total
Operating activities
Net cash (used in) provided by operating activities	$—	$23	$2	$(7)	$—	$18
Investing activities
Proceeds from sale of assets	—	—	—	—	—	—
Additions to property, plant and equipment, net	—	—	(3)	(3)	—	(6)
Other investing activities	—	—	—	—	—	—

Net cash used in investing activities	—	—	(3)	(3)	—	(6)
Financing activities
Proceeds from (payment of) debt	—	—	—	—	—	—
Net transactions with Parent	—	—	—	—	—	—

Net cash provided by (used in) financing activities of continuing operations	—	—	—	—	—	—
Net cash used in financing activities of discontinued operations	—	—	—	—	—	—

Net cash provided by (used in) financing activities	—	—	—	—	—	—
Effect of exchange rates on cash	—	—	—	—	—	—
Change in cash and cash equivalents	—	23	(1)	(10)	—	12
Cash and cash equivalents at beginning of period	—	20	1	38	—	59

Cash and cash equivalents at end of period	$—	$43	$—	$28	$—	$71

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2009

(Dollars in Millions)

	Parent	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated Total
Operating activities
Net cash (used in) provided by operating activities	$—	$(26)	$3	$(6)	$—	$(29)
Investing activities
Proceeds from sale of assets	—	—	—	—	—	—
Investments in companies, net of cash acquired	—	—	—	—	—	—
Proceeds from sale of affiliates	—	—	—	—	—	—
Investments in affiliates	—	—	—	—	—	—
Change in restricted cash	—	—	—	(4)	—	(4)
Additions to property, plant and equipment, net	—	—	(3)	(2)	—	(5)
Other investing activities	—	—	—	—	—	—

Net cash used in investing activities	—	—	(3)	(6)	—	(9)
Financing activities
Increase in debt of noncontrolling interest	—	—	—	10	—	10
Proceeds from (payment of) debt	—	(10)	—	—	—	(10)
Payment of long-term debt	—	—	—	—	—	—
Capital contribution	—	—	—	—	—	—
Net transactions with Parent	—	—	—	—	—	—

Net cash provided by (used in) financing activities of continuing operations	—	(10)	—	10	—	—
Net cash used in financing activities of discontinued operations	—	—	—	—	—	—

Net cash provided by (used in) financing activities	—	(10)	—	10	—	—
Effect of exchange rates on cash	—	—	—	—	—	—
Change in cash and cash equivalents	—	(36)	—	(2)	—	(38)
Cash and cash equivalents at beginning of period	—	59	—	18	—	77

Cash and cash equivalents at end of period	$—	$23	$—	$16	$—	$39

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

Affinia is a global leader in the on and off-highway replacement products and services industry, which is also referred to as the aftermarket. We derive approximately 98% of our sales from this industry and, as a result, are not directly affected by the market cyclicality of the automotive original equipment manufacturers (“OEM”). The following chart illustrates the concentration of On and Off-Highway replacement product sales and OEM sales.

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

Recent Developments

Consumer confidence dropped significantly in 2008 due the unprecedented disruption in the credit markets. A lack of consumer confidence coupled with recessionary pressures and the strengthening of the U.S. dollar has led to a decline in sales volume in the fourth quarter of 2008 and the first quarter of 2009. In direct response to the deepening global recession, we made operational changes in the fourth quarter of 2008 including implementing layoffs and wage freezes, along with postponing, for all U.S. employees, 401(k) basic and matching contributions. Despite the economic climate and credit markets uncertainty, we have continued to transform our Company into a world class global manufacturer and distributor. Our successes in 2008 included the acquisition by Affinia Acquisition LLC of Haimeng, one of the world’s largest manufacturers of brake drums and rotors. Additionally, the launch of our joint venture in India will continue to keep us competitive in brake friction products. We believe that these actions, along with operational changes and the numerous restructuring initiatives we have taken since we launched our comprehensive restructuring program in December 2005 have enabled us to remain competitive through this difficult economic environment.

Strategic Focus

We are focusing on expanding our manufacturing capabilities globally to position us to take advantage of global growth opportunities. Currently, we have manufacturing and distribution operations in North America, South America, Asia and Europe. Effective October 31, 2008, an Affinia affiliated company purchased a controlling interest in HBM Investment Limited (“HBM”), a Hong Kong company. HBM owns one of the world’s largest drum and rotor manufacturing companies, Haimeng, which is located in China. HBM has over 1 million square feet of modern manufacturing and machining capacity. This new business venture reinforces our commitment to expanding our position as a global manufacturer. The chart below illustrates our global position based on manufacturing square feet.

As the chart shows, our manufacturing capabilities are spread throughout North America, Asia, Europe and South America. The diversification of our manufacturing locations has been transformed in the last four years from a domestic manufacturer to a global manufacturer with a significant portion of our manufacturing base in low cost countries. We will continue to expand our global capabilities as we pursue our objective of becoming a world class on and off-highway replacement products and services company.

Restructuring Activity

In 2005, we announced two restructuring plans: (i) a restructuring plan that we announced at the beginning of 2005 as part of the Acquisition, also referred to herein as the acquisition restructuring and (ii) a restructuring plan that we announced at the end of 2005, also referred to herein as the comprehensive restructuring. We have completed the acquisition restructuring and we are in the process of completing the comprehensive restructuring program. We have closed 41 facilities during the last four years and have shifted some of our manufacturing base to countries such as China, India, Ukraine and Mexico. In connection with the comprehensive restructuring, we have recorded $143 million in restructuring costs to date. We recorded $23 million in 2005, $40 million in 2006, $38 million in 2007, $40 million in 2008, and $2 million during the first three months of 2009. We anticipate that we will incur approximately $19 million more in restructuring costs during 2009 and 2010 completing the closure of the previously announced facilities.

Critical Accounting Policies

The Company’s critical accounting policies are those related to asset impairment, inventories, revenue recognition, sales returns and rebates, estimated costs related to product warranties, pensions, income taxes, contingency reserves and restructuring expenses. These policies are more fully described in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The preparation of interim financial statements involves the use of certain estimates that are consistent with those used in the preparation of the annual financial statements.

Basis of Presentation

The On and Off-Highway segment is comprised of the following operations: Filtration, Brake North America and Asia, Commercial Distribution South America, and Chassis. The Company also has two other reportable segments, which are Commercial Distribution European and Brake South America. In the Results of Operations tables below, we have identified in tabular format the revenue by product.

Results of Operations

Three months ended March 31, 2008 compared to the three months ended March 31, 2009

Net sales. Consolidated sales decreased in the first quarter of 2009 in comparison to the first quarter of 2008 due in part to currency translation losses of $54 million. Additionally, sales were negatively impacted by the recessionary pressures in the global economy. The following table summarizes the consolidated net sales results for the three months ended March 31, 2008 and the consolidated results for the three months ended March 31, 2009 (Dollars in Millions):

	Consolidated Three Months Ended March 31, 2008	Consolidated Three Months Ended March 31, 2009	Dollar Change	Percent Change	Currency Effect
Net sales
Filtration products	$183	$172	$(11)	-6%	$(14)
Brake North America and Asia products	149	132	(17)	-11%	(8)
Commercial Distribution South America products	87	62	(25)	-29%	(21)
Chassis products	37	36	(1)	-3%	(1)

On and Off-highway segment	456	402	(54)	-12%	(44)
Commercial Distribution European segment	72	54	(18)	–25%	(11)
Brake South America segment	7	5	(2)	–29%	—
Eliminations and other	(6)	(4)	2	–33%	1

Total net sales	529	457	(72)	-14%	(54)

On and Off-highway segment product sales decreased due to the following:

Filtration products sales decreased in the first quarter of 2009 in comparison to the first quarter of 2008 due to currency translation losses of $14 million, which was related to the weakening of the Polish Zloty, the Canadian Dollar and the Mexican Peso against the U.S. Dollar. Offsetting the translation losses were increased sales in our Canadian operations.

Brake North America and Asia products sales decreased in the first quarter of 2009 in comparison to the first quarter of 2008 partially due to $8 million in currency translation losses. The remaining decrease is mainly attributable to a decline in volume, which is related to the general softness of the aftermarket business.

Commercial Distribution South America products sales decreased in the first quarter of 2009 in comparison to the first quarter of 2008 mainly due to currency translation losses of $21 million. The general softness of the South American economies led to a decline in sales in most of our South American operations. However, the Brazilian distribution company continued to grow even in the unfavorable market conditions.

Chassis products sales decreased slightly in the first quarter of 2009 in comparison to the first quarter of 2008 due to currency translation losses of $1 million, which was related to the weakening of the Canadian Dollar against the U.S. Dollar.

Commercial Distribution European segment sales for the first quarter of 2009 decreased in comparison to the first quarter of 2008 due partially to currency translation losses of $11 million, which was related to the weakening of the Euro and the British Pound against the U.S. Dollar. The remaining decrease in sales was mainly due to the decrease in sales in Spain and the United Kingdom, which is partially due to unfavorable market conditions.

Brake South America segment sales for the first quarter of 2009 decreased in comparison to the first quarter of 2008 due to the closure of a facility in Argentina in the middle of 2008. The closed facility mainly manufactured product for our Brake North America operations and Commercial Distribution South America operations. On a consolidated basis the closure did not result in a significant loss of sales.

The following table summarizes the consolidated results for the three months ended March 31, 2008 and the consolidated results for the three months ended March 31, 2009 (Dollars in Millions):

	Consolidated Three Months Ended March 31, 2008	Consolidated Three Months Ended March 31, 2009	Dollar Change	Percent Change
Sales	529	457	(72)	-14%
Cost of sales(1)	(434)	(372)	62	–14%

Gross profit	95	85	(10)	-11%
Gross margin	18%	19%
Selling, general and administrative expenses(2)	(77)	(64)	13	-17%
Selling, general and administrative expenses as a percent of sales	15%	14%

Operating profit (loss)
On and Off-highway segment	27	29	2	7%
Commercial Distribution European segment	(1)	—	1	100%
Brake South America segment	(1)	—	1	100%
Corporate and other	(7)	(8)	(1)	–14%

Operating profit	18	21	3	17%
Operating margin	3%	5%
Other income, net	—	—	—	0%
Interest expense	(14)	(14)	—	0%

Income before taxes	4	7	3	75%
Income tax provision	1	4	3	300%

Net income	3	3	—	0%
Less: Net loss attributable to noncontrolling interest, net of tax	—	1	1	NM

Net income attributable to the Company	$3	$4	$1	33%

(1)	We recorded $1 million of restructuring costs in cost of sales for the first quarter of 2009.
(2)	We recorded $4 million and $1 million of restructuring costs in selling, general and administrative expenses for the first quarter of 2008 and 2009, respectively.
NM	(Not Meaningful)

Cost of sales/Gross margin. Gross margin increased in the first quarter of 2009 to 19% from 18% in the first quarter of 2008. The improvement in gross margin is due primarily to cost savings from the comprehensive restructuring program.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the first quarter of 2009 decreased from the first quarter of 2008 due to payroll related costs, legal and professional fees, advertising, restructuring and a reduction in workers compensation and general liability expenses. The reduction in payroll related costs was $2 million due mainly to layoffs, wage freezes, along with a suspension of 401(k) contributions for all U.S. employees at the end of the fourth quarter of 2008. Legal and professional fees decreased $3 million due to a reduction in legal claims from the prior year. Workers compensation and general liability reserves are determined by actuarial studies and assumptions and these reserves decreased by approximately $4 million in the quarter due to the improved historical experience and the reduction in our domestic manufacturing base. The remaining $4 million decrease was attributable to a reduction in restructuring and a reduction in the conversion costs of new customers switching to our products.

Operating profit. Our operating profit increased in the first quarter of 2009 in comparison to the first quarter of 2008. The decrease in sales volume was offset by an improvement in gross margin percentage and a reduction in selling, general and administrative costs. On and Off-Highway segment operating profit increased slightly in the first quarter of 2009 in comparison to the first quarter of 2008 due to the improved gross margin percentage and a reduction in selling, general and administrative costs. The Commercial Distribution European segment operating profit increased in the first quarter of 2009 in comparison to the first quarter of 2008 due to a reduction in selling, general and administrative costs. The Brake South America segment operating profit improved slightly in the first quarter of 2009 due to the reduction in operating costs due to the closure of the Argentina facility in the middle of 2008. Corporate and other operating loss increased by $1 million during the first quarter of 2009.

Income tax provision. The income tax provision was $4 million and $1 million for the first quarter of 2009 and 2008, respectively. The effective tax rate on ordinary income, which excludes the valuation entity losses and restructuring activities, was comparable for both 2009 and 2008.

Noncontrolling interest, net of tax. As further described in Note 3, Affinia started consolidating a VIE that it owns 5% of during the fourth quarter of 2008. Therefore our noncontrolling interest, net of tax eliminates 95% of the VIE’s consolidated loss, which was $1 million in the first quarter of 2009.

Net income attributable to the Company. Net income increased by $1 million in the first quarter of 2009 in comparison to the first quarter of 2008 due mainly to the reduction in selling, general and administrative expenses.

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

As of March 31, 2009, we had $622 million in aggregate indebtedness, with an additional $103 million of borrowing capacity available under our revolving credit facility, after giving effect to $22 million in outstanding letters of credit, which reduced the amount available. We had no amounts outstanding under our trade accounts receivable securitization program (the “Receivables Facility”) as of March 31, 2009 and December 31, 2008. The Receivables Facility provides for a maximum capacity of $100 million subject to certain adjustments. In addition, we had cash and cash equivalents of $77 million and $39 million as of December 31, 2008 and March 31, 2009, respectively.

We spent $6 and $5 million on capital expenditures during the first three months of 2008 and 2009, respectively. Based on the current level of operations, the Company believes that cash flow from operations and available cash, together with available borrowings under its revolving credit facility and Receivables Facility, will be adequate to meet liquidity needs and restructuring plans and to fund planned capital expenditures.

Net cash provided by or used in operating activities

Net cash used in operating activities for the three months ended March 31, 2008 and 2009 was a $18 million source of cash and a $29 million use of cash, respectively. There were significant changes in the following operating activities (Dollars in Millions):

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2009
Summary of significant changes in operating activities:
Net income	$3	$3
Change in inventories	7	15
Change in other current operating liabilities	40	(6)

Subtotal	50	12
Other less significant changes in operating activities	(32)	(41)

Net cash provided by (used in) operating activities from cash flow statement	$18	$(29)

Inventories – The change in inventories was a $15 million source of cash in the first three months of 2009 and a $7 million source of cash in the first three months of 2008. The higher reduction in inventory in 2009 was due to a concerted effort to reduce inventories in the economic downturn.

Other current operating liabilities – The change in other operating liabilities was an $6 million use of cash in the first three months of 2009 as compared to a $40 million source of cash during the first three months of 2008. The change from source to use in cash is primarily due to accounts payable, which was an $11 million use of cash during the first three months of 2009 and a $19 million source of cash during the first three months of 2008. Accounts payable fluctuates from quarter to quarter due to the timing of payments.

Net cash used in investing activities for the three months ended March 31, 2008 and 2009 was $6 million and $9 million, respectively. We spent $6 million and $5 million on capital expenditures during the three months ended March 31, 2008 and 2009. Additionally, we had a change in restricted cash of $4 million during the three months ended March 31, 2009. The change in restricted cash relates to Haimeng, which we commenced consolidating during the fourth quarter of 2008.

There were no significant changes in financing activities for the three months ended March 31, 2009 and 2008.

Senior credit facilities. Our senior credit facilities consist of a revolving credit facility and a term loan facility. Our revolving credit facility provides for loans in a total principal amount of up to $125 million and matures in 2010. Our term loan facility provides for up to $350 million in loans of which $287 million was outstanding at March 31, 2009. The term loan matures in 2011. Proceeds from the term loan were used to fund the Acquisition.

On November 30, 2004, in connection with the Acquisition, Affinia established financing arrangements with third-party lenders (the “lenders”) that provide senior credit facilities consisting of a revolving credit facility and a term loan facility that are unconditionally guaranteed by the parent, and certain domestic subsidiaries of Affinia (collectively, the “Guarantors”). The repayment of these facilities is secured by substantially all the assets of the Guarantors, including, but not limited to, a pledge of their capital stock and 65 percent of the capital stock of non-U.S. subsidiaries owned directly by the Guarantors. The revolving credit facility, which expires on November 30, 2010, provides for borrowings of up to $125 million through a syndicate of lenders. The revolving credit facility also includes borrowing capacity available for letters of credit. As of March 31, 2009, the Company had $22 million in outstanding letters of credit, none of which had been drawn against. There were no other amounts outstanding under the revolving credit facility at March 31, 2009. The term loan facility provided for a $350 million term loan with a maturity of seven years, of which $287 million was outstanding at March 31, 2009. On December 12, 2005, in connection with the comprehensive restructuring, certain provisions applicable to the senior credit facilities were amended.

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

In addition to paying interest on the outstanding principal under the senior credit facilities, we are required to pay a commitment fee, which was less than $1 million in the first three months of 2009, to the lenders under the revolving credit facility in respect of the unutilized commitments at a rate equal to 0.50% per annum. We also paid customary letter of credit fees.

The senior credit facilities contain a number of covenants that, among other things and subject to certain exceptions, restrict our ability, and the ability of our subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness (including our senior subordinated notes), pay certain dividends and distributions or repurchase our capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness (including our senior subordinated notes), and change the business conducted by us and our subsidiaries. In addition, the senior credit facilities contain the following financial covenants: a maximum total leverage ratio; a minimum interest coverage ratio; and a maximum capital expenditures limitation. As of March 31, 2009, we were in compliance with all of these covenants.

Our covenant compliance levels and ratios for the quarter ended March 31, 2009 are as follows:

	Covenant Compliance Level for the Quarter Ended March 31, 2009		Actual Ratios
Minimum Adjusted EBITDA to cash interest ratio	2.50	x	3.05	x
Maximum net debt to Adjusted EBITDA ratio	3.75	x	3.69	x

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

The breach of covenants in our senior credit facilities that are tied to ratios based on Adjusted EBITDA could result in a default under those facilities and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under our indenture and trade accounts receivable securitization program. Additionally, under the indenture governing our senior subordinated notes, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Adjusted EBITDA.

The following table reconciles net income to EBITDA and Adjusted EBITDA (Dollars in Millions):

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2009
Net income attributable to the Company	$3	$4
Interest expense	14	14
Depreciation and amortization	9	9
Income tax provision	1	4

EBITDA	27	31
Restructuring charges(a)	4	2
Other adjustments(b)	2	(3)

Adjusted EBITDA	$33	$30

(a)	In accordance with the terms of our senior credit facilities, EBITDA has been adjusted to exclude costs associated with restructuring, which are principally related to severance, asset write-downs and related exit costs. In 2005, we commenced our comprehensive restructuring plan that will mainly occur between 2006 and 2009.
(b)	Certain adjustments are required to be made to EBITDA in accordance with the terms of our senior credit facilities.

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

Affinia as the receivables collection agent, services, administers and collects the receivables under the receivables purchase agreement for which it receives a monthly servicing fee at a rate of 1.00% per annum of the average daily outstanding balance of receivables. The receivables facility fees include a usage fee paid by the finance subsidiary, that varies based upon the Company’s leverage ratio as calculated under the senior credit facilities. Funded amounts under the receivables facility bear interest at a rate equal to the conduit’s pooled commercial paper rate plus the usage fee. At March 31, 2009, the usage fee margin for the receivables facility was 1.75% per annum of the amount funded. In addition, the finance subsidiary is required to pay a fee on the unused portion of the receivables facility that varies based upon the same ratio. At March 31, 2009, the fee was 0.80% per annum of the unused portion of the receivables facility.

Availability of funding under the receivables facility depends primarily upon the outstanding trade accounts receivable balance from time to time. Aggregate availability is determined by using a formula that reduces the gross receivables balance by factors that take into account historical default and dilution rates, obligor concentrations, average days outstanding and the costs of the facility. As of March 31, 2009, $202 million of our accounts receivable balance was considered eligible for financing under the program, of which approximately $43 million was available for funding. At March 31, 2009, we had no amount outstanding under this facility.

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

We are exposed to various market risks, such as currency exchange and interest rate fluctuation. Where necessary to minimize such risks we may enter into financial derivative transactions, however we do not enter into derivatives or other financial instruments for trading or speculative purposes.

Currency risk

We conduct business throughout the world. Although we manage our businesses in such a way as to reduce a portion of the risks associated with operating internationally, changes in currency exchange rates may adversely impact our results of operations and financial position.

The results of operations and financial position of each of our operations are measured in their respective local (functional) currency. Business transactions denominated in currencies other than an operation’s functional currency produce foreign exchange gains and losses, as a result of the re-measurement process, as described in SFAS No. 52, “Foreign Currency Translation.” To the extent that our business activities create monetary assets or liabilities denominated in a non-local currency, changes in an entity’s functional currency exchange rate versus each currency in which an entity transacts business have a varying impact on an entity’s results of operations and financial position, as reported in functional currency terms. Therefore, for entities that transact business in multiple currencies, we seek to minimize the net amount of cash flows and balances denominated in non-local currencies. However, in the normal course of conducting international business, some amount of non-local currency exposure will exist. Therefore, management monitors these exposures and may engage in business activities or execute financial hedge transactions intended to mitigate the potential financial impact due to changes in the respective exchange rates.

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

Our foreign currency exchange rate risk management efforts primarily focus upon operationally managing the net amount of non-functional currency denominated monetary assets and liabilities. In addition, we routinely execute short-term currency exchange rate forward contracts with the intention to mitigate the earnings impact related to the re-measurement process. At March 31, 2009, we had currency exchange rate derivatives with an aggregate notional value of $131 million having fair values of less than $1 million in assets and $1 million in liabilities.

Interest rate risk

The Company is exposed to the risk of rising interest rates to the extent that it funds its operations with short-term or variable-rate borrowings. At March 31, 2009, the Company’s $622 million of aggregate debt outstanding consisted of $310 million of floating-rate debt and $312 million of fixed-rate debt.

Under agreements with its credit line banks, the Company is required to maintain at least 40% of its total debt outstanding as fixed- or effectively fixed-rate in nature. At quarter-end, about half of the Company’s total debt obligations were inherently fixed-rate in nature. In addition, pursuant to the Company’s risk management strategy, an additional $150 million of debt was effectively fixed-rate via pay-fixed interest rate swaps. At March 31, 2009 the combined percentage of fixed-rate and swapped-to-fixed-rate debt versus total debt outstanding was 74%.

As of quarter-end, the amount of total un-hedged floating-rate debt was $160 million. Based on this amount, an immediate one-time interest rate increase of 1.00% would result in approximately $2 million in incremental annual interest expense.

At March 31, 2009, the aggregate fair value of the interest rate swaps was a liability of $5 million. The potential loss in fair value of these swaps arising from a hypothetical immediate decrease in interest rates of 50 basis points is approximately $1 million.

Item 4T.	Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2009. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, the design and operation of the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls are effective to accomplish their objectives.

During the first quarter of 2009, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

On March 31, 2008, a class action lawsuit was filed by S&E Quick Lube Distributors, Inc. of Utah against several auto parts manufacturers for allegedly conspiring to fix prices for replacement oil, air, fuel and transmission filters. Several auto parts companies are named as defendants, including Champion Laboratories, Inc., Purolator Filters NA LLC, Honeywell International Inc., Cummins Filtration Inc., Donaldson Company, Baldwin Filters Inc., Bosch USA., Mann + Hummel USA Inc., Arvinmeritor Inc., United Components Inc and Wix Filtration Corp LLC (“Wix”), a subsidiary of Affinia. The lawsuit was filed in US District Court for the District of Connecticut and seeks damages and injunctive relief on behalf of a nationwide class of direct purchasers of filters. Since this initial complaint was filed, over 56 “tag-along” suits in multiple jurisdictions have been filed on behalf of both direct and indirect purchasers of automotive filtration products. Two suits have also been filed in the Canadian provinces of Ontario and Quebec. As a result, all U.S. lawsuits have been consolidated in a Multi-District Litigation (“MDL”) Proceeding in Chicago, IL. Wix along with other named defendants filed various motions to dismiss Plaintiffs’ complaints. Those motions are scheduled to be decided in June 2009. Affinia believes that Wix did not have significant sales in this particular market at the relevant time periods so we currently expect any potential exposure to be immaterial. Additionally, as of April 2009, the Florida Attorney General’s office had filed a tag along suit also naming Wix as a defendant.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.	Exhibits

(a)	Exhibits

(31.1)	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act, as amended.

(31.2)	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act, as amended.

(32)	Certifications of Executive Officers pursuant to 18 U.S.C. Section 1350(b)

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

Date: May 8, 2009