Form 10-Q
period 2009-09-30
Affinia Group Intermediate Holdings Inc.
filed 2009-11-06
CIK 1328655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2009.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 1,000 shares outstanding of the registrant’s common stock as of November 6, 2009 (all of which are privately owned and not traded on a public market).

Index

Affinia Group Intermediate Holdings Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements may include comments concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical. When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” or future or conditional verbs, such as “will,” “should,” “could” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends and data are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there is no assurance that these expectations, beliefs and projections will be achieved. For a discussion of other risks and uncertainties that could materially affect our business financial condition or future results see Part I, “Item 7A Risk Factors” in our Annual Report on form 10-K for the year ended December 31, 2008. With respect to all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and other important factors include, among others: the impact of the recent turmoil in the financial markets on the availability and cost of credit; financial viability of key customers and key suppliers; our substantial leverage; limitations on flexibility in operating our business contained in our debt agreements; pricing and import pressures; the shift in demand from premium to economy products; our dependence on our largest customers; changing distribution channels; increasing costs for manufactured components, raw materials, crude oil and energy; our ability to achieve cost savings from our restructuring; increased costs in imported products from low cost sources; the consolidation of distributors; risks associated with our non-U.S. operations; product liability and customer warranty and recall claims; changes to environmental and automotive safety regulations; risk of impairment to intangibles and goodwill; non-performance by, or insolvency of, our suppliers or our customers; work stoppages or similar difficulties that could significantly disrupt our operations, and other labor disputes; challenges to our intellectual property portfolio; changes in accounting standards that impact our financial statements; difficulties in developing, maintaining or upgrading information technology systems; the adequacy of our capital resources for future acquisitions; our ability to successfully combine our operations with any businesses we have acquired or may acquire; effective tax rates and timing and amounts of tax payments; and our exposure to a recession. Additionally, there may be other factors that could cause our actual results to differ materially from the forward-looking statements. Forward-looking statements are only as of the date of this report or as of the date they are made and we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Affinia Group Intermediate Holdings Inc.

Unaudited Condensed Consolidated Balance Sheets

(Dollars in Millions)

	December 31, 2008	September 30, 2009
Assets
Current assets:
Cash and cash equivalents	$77	$67
Restricted cash	4	15
Trade accounts receivable, less allowances of $4 million for 2008 and $3 million for 2009	312	378
Inventories, net	512	498
Other current assets	89	111

Total current assets	994	1,069
Property, plant, and equipment, net	208	214
Goodwill	58	54
Other intangible assets, net	163	156
Deferred financing costs	11	25
Deferred income taxes	59	63
Investments and other assets	22	28

Total assets	$1,515	$1,609

Liabilities and equity
Current liabilities:
Accounts payable	$274	$252
Short-term debt	14	27
Other accrued expenses	148	158
Accrued payroll and employee benefits	31	35

Total current liabilities	467	472
Long-term debt	608	618
Deferred employee benefits and other noncurrent liabilities	24	35

Total liabilities	1,099	1,125

Contingencies and commitments
Common stock, $.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	411	434
Accumulated income (deficit)	(37)	(27)
Accumulated other comprehensive income (loss)	(18)	33

Total shareholder’s equity of the Company	356	440
Noncontrolling interest	60	44

Total equity	416	484

Total liabilities and equity	$1,515	$1,609

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Unaudited Condensed Consolidated Statements of Operations

(Dollars in Millions)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2009
Net sales	$581	$542	$1,713	$1,518
Cost of sales	(463)	(437)	(1,400)	(1,232)

Gross profit	118	105	313	286
Selling, general and administrative expenses	(85)	(84)	(260)	(219)
Loss on disposition of affiliate	—	—	(1)	—

Operating profit	33	21	52	67
Gain on extinguishment of debt	—	—	—	8
Other income, net	—	2	1	3
Interest expense	(13)	(24)	(41)	(52)

Income (loss) before income tax provision and equity income	20	(1)	12	26
Income tax provision	10	—	17	11
Equity in income, net of tax	—	—	—	—

Net income (loss)	10	(1)	(5)	15
Less: Net income attributable to noncontrolling interest, net of tax	—	(2)	—	(5)

Net income (loss) attributable to the Company	$10	$(3)	$(5)	$10

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in Millions)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2009
Operating activities
Net income (loss)	$(5)	$15
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	27	28
Stock-based compensation	1	1
Loss on disposition of affiliate	1	—
Provision for deferred income taxes	(7)	(4)
Gain on extinguishment of debt	—	(8)
Write-off of unamortized deferred financing costs	—	5
Change in trade accounts receivable	(46)	(49)
Change in inventories	(34)	39
Change in other current operating assets	(33)	(20)
Change in other current operating liabilities	94	(26)
Change in other	(3)	29

Net cash (used in) provided by operating activities	(5)	10

Investing activities
Proceeds from sales of assets	1	—
Proceeds from sales of affiliates	6	—
Investment in affiliate	(3)	(25)
Change in restricted cash	—	(11)
Additions to property, plant and equipment	(17)	(22)

Net cash used in investing activities	(13)	(58)

Financing activities
Net increase in debt of noncontrolling interest	—	11
Payment of deferred financing costs	—	(22)
Proceeds from Secured Notes	—	222
Proceeds from ABL Revolver	—	260
Payments of ABL Revolver	—	(140)
Repayment of senior term loan facility	—	(287)
Payment of long-term debt	—	(10)

Net cash provided by financing activities	—	34
Effect of exchange rate changes on cash	(1)	4
Change in cash and cash equivalents	(19)	(10)
Cash and cash equivalents at beginning of the period	59	77

Cash and cash equivalents at end of the period	$40	$67

Supplemental cash flows information
Cash paid during the period for:
Interest	$32	$39
Income taxes	$24	$10

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

The interim financial information is prepared in conformity with accounting principles generally accepted in the United States of America and such principles are applied on a basis consistent with information reflected in our Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim period. We have evaluated all subsequent events through November 6, 2009, the date the financial statements were issued.

Effective January 1, 2009, we implemented Accounting Standards Codification (“ASC”) Topic 810-10 (ASC Topic 810-10, originally issued as Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”). This standard changed the accounting for and reporting of minority interest (now called noncontrolling interest) in our consolidated financial statements. Upon adoption, certain prior period amounts have been retrospectively changed to conform to the current period financial statement presentation.

Note 3. Debt and Refinancing

On August 13, 2009 we refinanced our former term loan facility, revolving credit facility and accounts receivable facility. The refinancing consists of a new four-year $315 million asset-based revolving credit facility (the “ABL Revolver”) and $225 million of new 10.75% senior secured notes (“Secured Notes”), the proceeds of which were used to repay outstanding borrowings under our former term loan facility, revolving credit facility and accounts receivable facility, as well as to settle interest rate derivatives and to pay fees and expenses related to the refinancing. The ABL Revolver and the Secured Notes replaced our revolving credit facility, which would have otherwise matured on November 30, 2010, our former term loan facility, which would have otherwise matured on November 30, 2011, and our accounts receivables facility, which would have otherwise matured on November 30, 2009.

During the quarter we recorded a write-off of $5 million to interest expense for unamortized deferred financing costs associated with the term loan facility, revolving credit facility and the accounts receivable facility. Additionally, we recorded $22 million in total deferred financing costs related to the new ABL Revolver and the issuance of the Secured Notes. The unamortized deferred financing will be charged to interest expense over the next four years for the ABL Revolver and seven years for the Secured Notes. The following table summarizes the deferred financing activity from December 31, 2008 to September 30, 2009 (Dollars in Millions).

As of December 31, 2008	$11
Amortization	(3)
Write-off of unamortized deferred financing costs	(5)
Deferred financing costs	22

Balance at September 30, 2009	25

The following table summarizes the debt activity from December 31, 2008 to September 30, 2009 (Dollars in Millions).

	Short- term debt	Long- term debt	Total debt
As of December 31, 2008	$14	$608	$622
Long-term debt payment	—	(10)	(10)
Extinguishment of debt(1)	—	(33)	(33)
Payment of term loan	—	(287)	(287)
Proceeds from ABL Revolver(2)	—	260	260
Payment of ABL Revolver(2)	—	(140)	(140)
Proceeds from Secured Notes(3)	—	222	222
Increase (decrease) in Haimeng debt(4)	13	(2)	11

As of September 30, 2009	$27	$618	$645

(1)	In June of 2009, Affinia Group Holdings Inc. purchased in the open market approximately $33 million principal amount of the 9% senior subordinated notes (“Subordinated Notes”) due 2014 and thereafter contributed such notes to Affinia Group Intermediate Holdings Inc. (the “Company”), who contributed such notes to Affinia Group Inc. Affinia Group Inc. promptly surrendered such purchased notes for cancellation, which resulted in a pre-tax gain on the extinguishment of debt of $8 million in the second quarter of 2009.
(2)	The Company and certain of its subsidiaries (“the Guarantors”) entered into a new four-year $315 million asset-based revolving credit line, which replaced the Existing Facilities and includes (i) a revolving credit facility (the “U.S. Facility”) of up to $295 million for borrowings solely to the U.S. domestic borrowers, including (a) a $40 million sub-limit for letters of credit and (b) a $30 million swingline facility, and (ii) a revolving credit facility (the “Canadian Facility”) of up to $20 million for Canadian Dollar denominated revolving loans solely to a Canadian borrower. Availability under the ABL Revolver will be based upon monthly (or more frequent under certain circumstances) borrowing base valuations of the Company’s eligible inventory and accounts receivable and will be reduced by certain reserves in effect from time to time.
(3)	Consists of $225 million aggregate principal amount of Secured Notes. The notes were offered at a price of 98.799% of their face value, resulting in approximately $222 million of net proceeds. The approximately $3 million discount will be amortized and included in interest expense until the notes mature.
(4)	During the second quarter Haimeng restructured its debt facilities and as a result short-term debt increased while long-term debt decreased.

Note 4. Variable Interest Entity

Effective October 31, 2008, Affinia Acquisition LLC completed the purchase of 85% of the equity interests (the “Acquired Shares”) in HBM Investment Limited (“HBM”). HBM is the sole owner of Longkou Haimeng Machinery Company Limited (“Haimeng”), a drum and rotor manufacturing company located in Longkou City, China.

HBM subsequently changed its name to Affinia Hong Kong Limited. Affinia Group Holdings Inc. owned 95% of Affinia Acquisition LLC and Affinia Group Inc. owned the remaining 5% interest. Effective June 1, 2009, Affinia Group Inc. acquired an additional 35% ownership interest in Affinia Acquisition LLC for a purchase price of $25 million, which increased its ownership to 40%. Financial Accounting Standards Board Interpretation No. (“FIN”) 46R, “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51” (“FIN 46”), requires the “primary beneficiary” of a variable interest entities (“VIE”) to include the VIE’s assets, liabilities and operating results in its consolidated financial statements. Based on the criteria for consolidation of VIEs, we determined that Affinia Group Inc. is deemed the primary beneficiary of Affinia Acquisition LLC. Therefore, the consolidated financial statements of the Company include Affinia Acquisition LLC and its subsidiaries. The net income attributable to the noncontrolling interest owned in Affinia Acquisition LLC was $2 million and $5 million for the third quarter of 2009 and the first nine months of 2009, respectively.

The aforementioned acquisition has been accounted for in accordance with SFAS No. 141, Business Combinations. There was only one significant adjustment, which was for $2 million, based on our valuations and purchase accounting adjustments in the first nine months of 2009. During the remainder of 2009, the Company may make further adjustments to these preliminary allocations, but these adjustments if any, are not expected to be material. Purchase price allocations are subject to adjustment until all pertinent information regarding the acquisition is obtained and fully evaluated.

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

Noncontrolling interest decreased to $44 million as of September 30, 2009 from $60 million as of December 31, 2008. The noncontrolling interest decreased $21 million due to acquiring an additional 35% ownership interest in Affinia Acquisition LLC offset by a $5 million increase related to the net income attributable to noncontrolling interest.

Note 5. New Accounting Pronouncements

In May 2009, the FASB issued authoritative guidance to establish general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. See Footnote No. 2, “Basis of Presentation” for the related disclosures. The adoption of the new guidance in the second quarter of 2009 did not have a material affect on our financial condition, results of operations, and disclosures.

In June 2009, the FASB issued authoritative guidance that requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. The concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. The new guidance is effective for fiscal years beginning after November 15, 2009 and is effective for us on January 1, 2010. We are currently evaluating the impact that the adoption of the new guidance may have on our financial condition, results of operations, and disclosures.

In June 2009, the FASB issued authoritative guidance that modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. The guidance also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. The guidance is effective for fiscal years beginning after November 15, 2009 and is effective for us on January 1, 2010. We are currently evaluating the impact that the adoption may have on our financial condition, results of operations, and disclosures.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (“Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for us during this quarter and did not have an impact on our financial condition or results of operations, but did result in a revision to our references to generally accepted accounting principles.

Note 6. Inventories, net

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

	At December 31, 2008	At September 30, 2009
Raw materials	$115	$125
Work-in-process	42	23
Finished goods	355	350

	$512	$498

During the first three months of 2009, we had a change in estimate that adjusted the carrying amount of finished goods inventory. The change results from new information as defined in ASC Topic 250-10 (ASC Topic 250-10, originally issued as SFAS No. 154 “Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3”). Due to the recent addition of new controls and reporting processes related to certain remanufactured inventory components, we were able to more closely determine the cost of these components. The financial impact of this change in estimate increased inventory and decreased cost of sales by $3 million in the first nine months of 2009.

Note 7. Comprehensive Income

The elements of comprehensive income are presented in the following table (Dollars in Millions):

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2009
Net (loss) income	$10	$(1)	$(5)	$15
Interest rate swap, net of tax	—	3	—	4
Change in foreign currency translation adjustments, net of tax	(45)	26	(20)	47

Comprehensive income (loss)	(35)	28	(25)	66
Less: Comprehensive income attributable to noncontrolling interest	—	(2)	—	(5)

Comprehensive income (loss) attributable to the Company	$(35)	$26	$(25)	$61

Note 8. Goodwill

The goodwill relates to the initial acquisition in 2004, as described in Note 1, the acquisition of Affinia Hong Kong Limited, as described in Note 4, in 2008 and a minor acquisition in the second quarter of 2008. For the 2004 acquisition, the tax benefit for the excess of tax-deductible goodwill over the reported amount of goodwill is applied to first reduce the goodwill related to the Acquisition, in accordance with ASC Topic 805-740 (ASC Topic 805-740, originally issued as SFAS No. 109, “Accounting for Income Taxes”). The tax benefit for the excess of tax deductible goodwill reduced reported goodwill by approximately $9 million during 2008 to $26 million at the end of 2008 and $6 million during the first nine months of 2009. We anticipate goodwill being reduced by another $3 million during the fourth quarter of 2009. Once the reported amount of goodwill for the 2004 acquisition is reduced to zero, the remaining tax benefit reduces the basis of intangible assets purchased in the 2004 acquisition. Any remaining tax benefit reduces the income tax provision.

In conjunction with the acquisition of Affinia Hong Kong Limited, we determined the fair value of intangibles, property, plant and equipment, other assets and liabilities. Based on our valuations and purchase accounting adjustments, we recorded $30 million as goodwill at the end of 2008 and we have increased goodwill by $2 million in the first nine months of 2009.

During the second quarter of 2008, we purchased the remaining 40% interest in Wix Helsa Company. The purchase price exceeded the fair value of the assets and the liabilities acquired by approximately $2 million, which was recorded to goodwill.

The following table summarizes goodwill activity, which is related to the On and Off-Highway segment for the first nine months of 2009 (Dollars in Millions):

Nine Months Ended September 30, 2009
Balance at December 31, 2008	$58
Tax benefit reduction	(6)
Other	2

Balance at September 30, 2009	$54

Note 9. Commitments and Contingencies

At September 30, 2009, the Company had purchase commitments for property, plant and equipment of approximately $2 million.

A reconciliation of the changes in our return reserves is as follows (Dollars in Millions):

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2009
Beginning balance	$20	$18
Amounts charged to expense	48	44
Returns processed	(47)	(43)

	$21	$19

Note 10. Income Taxes

The total amount of unrecognized tax benefits as of December 31, 2008 and September 30, 2009 was $2 million, and if recognized, would affect the effective tax rate. The Company recognizes interest related to unrecognized tax benefits in interest expense and recognizes penalties as part of the income tax provision. As of September 30, 2009 the Company’s accrual for interest and penalties was less than $1 million. The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. For jurisdictions in which the Company transacts significant business, tax years ended December 31, 2004 and later remain subject to examination by tax authorities. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months. The effective tax rate was 42% and 142% for the first nine months of 2009 and 2008, respectively. The effective tax rate was much higher in 2008 due to the valuation entity losses in 2008 and a one time reorganization cost in 2008. There are certain entities within our Commercial Distribution Europe segment that cannot utilize net losses so we are unable to recognize a tax benefit related to those entities. The valuation entity losses were significantly higher in 2008 due to the restructuring activities in our Commercial Distribution Europe segment.

Note 11. Legal Proceedings

On March 31, 2008, a class action lawsuit was filed by S&E Quick Lube Distributors, Inc. of Utah against several auto parts manufacturers for allegedly conspiring to fix prices for replacement oil, air, fuel and transmission filters. Several auto parts companies are named as defendants, including Champion Laboratories, Inc., Purolator Filters NA LLC, Honeywell International Inc., Cummins Filtration Inc., Donaldson Company, Baldwin Filters Inc., Bosch USA., Mann + Hummel USA Inc., ArvinMeritor Inc., United Components Inc. and WIX Filtration Corp LLC (“Wix”), a subsidiary of Affinia. The lawsuit was filed in US District Court for the District of Connecticut and seeks damages and injunctive relief on behalf of a nationwide class of direct purchasers of filters. Since this initial complaint was filed, over 56 “tag-along” suits in multiple jurisdictions have been filed on behalf of both direct and indirect purchasers of automotive filtration products. Two suits have also been filed in the Canadian provinces of Ontario and Quebec. As a result, all U.S. lawsuits have been consolidated in a Multi-District Litigation Proceeding in Chicago, IL. Wix, along with other named defendants, filed various motions to dismiss Plaintiffs’ complaints that are under consideration by the court. Affinia believes that Wix did not have significant sales in this particular market at the relevant time periods so we currently expect any potential exposure to be immaterial. Additionally, as of April 2009, the Florida Attorney General’s office had filed a tag along suit also naming Wix as a defendant.

The Company has various accruals for civil product liability and other costs. If there is a range of equally probable outcomes, we accrue at the lower end of the range. The Company had $1 million accrued as of December 31, 2008 and September 30, 2009. There are no recoveries expected from third parties.

Note 12. Restructuring of Operations

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

In connection with the comprehensive restructuring, we recorded $150 million in restructuring costs to date. The restructuring costs were recorded in selling, general and administrative expense and cost of sales and are disclosed by year in the chart below (Dollars in Millions).

	Selling, General and Administrative Expenses	Cost of Sales	Total
2005	$2	$21	$23
2006	39	1	40
2007	35	3	38
2008	39	1	40
First nine months of 2009	8	1	9

Total	$123	$27	$150

These charges consist of employee termination costs, other exit costs and impairment costs. Severance costs are being accounted for in accordance with ASC Topic 420-10 (ASC Topic 420-10, originally issued as SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”) and ASC Topic 712-10 (ASC Topic 712-10, originally issued SFAS No. 112, “Employers’ Accounting for Postemployment Benefits — an amendment of FASB Statements No. 5 and 43.”)

As of the end of 2008, we have announced all the expected comprehensive restructuring activity. We forecast that the comprehensive restructuring program will result in approximately $162 million in restructuring costs, which exceeds preliminary expectations of $152 million. We anticipate that we will incur approximately $12 million more in restructuring costs during 2009 and 2010 completing the closure of the previously announced facilities.

The Company also continues to expect that the major components of such costs will be employee severance costs, asset impairment charges, and other costs (i.e. moving costs, environmental remediation, site clearance and repair costs) each of which we expect to represent approximately 44%, 18% and 38% respectively, of the total cost of the comprehensive restructuring program.

The following summarizes the restructuring charges and activity for all the Company’s restructuring programs (Dollars in Millions):

Balance at December 31, 2008		$11
Charges to expense:
Asset write-offs expense	1
Other expenses	8

Total restructuring expenses	9
Cash payments and asset write-offs:
Cash payments	(11)
Asset retirements and other	(1)

Total cash payments and asset write-offs	(12)
Total activity for the first nine months of 2009		(3)

Balance at September 30, 2009		$8

At September 30, 2009, $8 million of restructuring charges remained in other accrued expenses, relating to wage and healthcare continuation for severed employees and other termination costs. These remaining benefits are expected to be paid during 2009 and 2010. The following table shows the restructuring expenses by segment (Dollars in Millions):

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2009
On and Off-highway segment	$2	$3	$14	$4
Commercial Distribution European segment	—	—	11	1
Brake South America segment	1	1	6	1
Corporate, eliminations and other	—	2	1	3

	$3	$6	$32	$9

Note 13. Segment and Geographic Information

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

	Net Sales
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2009
On and Off-Highway segment	$514	$479	$1,496	$1,340
Commercial Distribution European segment	65	63	211	176
Brake South America segment	6	5	22	16
Corporate, eliminations and other	(4)	(5)	(16)	(14)

	$581	$542	$1,713	$1,518

	Operating Profit
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2009
On and Off-Highway segment	$50	$36	$104	$100
Commercial Distribution European segment	(2)	(2)	(15)	(3)
Brake South America segment	(2)	(1)	(9)	(2)
Corporate, eliminations and other	(13)	(12)	(28)	(28)

	$33	$21	$52	$67

			Total Assets
			December 31, 2008	September 30, 2009
On and Off-Highway segment			$1,327	$1,474
Commercial Distribution European segment			120	103
Brake South America segment			6	3
Corporate, eliminations and other			62	29

			$1,515	$1,609

	Depreciation and Amortization
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2009
On and Off-Highway segment	$5	$7	$15	$18
Commercial Distribution European segment	1	—	2	1
Brake South America segment	1	1	1	1
Corporate, eliminations and other	3	2	9	8

	$10	$10	$27	$28

	Capital Expenditures
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2009
On and Off-Highway segment	$5	$9	$14	$19
Commercial Distribution European segment	—	—	1	2
Brake South America segment	—	—	1	1
Corporate, eliminations and other	—	—	1	—

	$5	$9	$17	$22

Net sales by geographic region were as follows (Dollars in Millions):

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2009
United States	$295	$260	$887	$764
Canada	41	27	117	79
Brazil	107	91	286	224
Other Countries	138	164	423	451

	$581	$542	$1,713	$1,518

Long-lived assets by geographic region were as follows (Dollars in Millions):

	December 31, 2008	September 30, 2009
United States	$284	$288
Canada	14	12
Brazil	6	8
China	78	80
Other Countries	58	61

	$440	$449

Net sales by geographic region were determined based on origin of sale. Geographic data on long-lived assets are comprised of property, plant and equipment, goodwill, other intangible assets and deferred financing costs.

We offer primarily three types of products: brake products, which include brake drums, rotors, pads and shoes and hydraulic brake system components; filtration products, which include oil, fuel, air and other filters; and chassis products, which include steering, suspension and driveline components. Additionally, we have our Commercial Distribution South America products and Commercial Distribution European products, which offer brake, chassis, filtration and other products. The Commercial Distribution European products include our Quinton Hazell European parts operation. Quinton Hazell designs, manufactures, purchases and distributes a wide range of aftermarket replacement motor vehicle components for customers throughout Europe, primarily under the Quinton Hazell brand name. Brake products are segregated below into Brake North America and Asia products and Brake South America products. The Company’s sales by group of similar products are as follows:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2009
Filtration products	$192	$186	$572	$541
Brake North America and Asia products	172	160	512	451
Commercial Distribution South America products	110	94	294	232
Commercial Distribution European products	65	63	211	176
Chassis products	40	39	118	116
Brake South America products	6	5	22	16
Corporate, eliminations and other	(4)	(5)	(16)	(14)

	$581	$542	$1,713	$1,518

Note 14. Stock Option Plans

On July 20, 2005, we adopted a stock incentive plan with a maximum of 227,000 shares of common stock subject to awards. As of September 30, 2009, 176,613 shares had been awarded, which included vested shares of 77,956 and 98,657 unvested shares. Additionally, at September 30, 2009, there were 50,387 shares available for future stock option grants. Pursuant to the terms of the stock incentive plan, each option expires August 1, 2015. One-half of the options vest based on the performance of the Company and the remaining portion vests at the end of each year ratably over the period from the year of the grant until December 31, 2009. The exercise price is $100 per option.

We account for our employee stock options under the fair value method of accounting using a Black-Scholes model to measure stock-based compensation expense at the date of grant. Dividend yields were not a factor because there were no cash dividends declared during 2008 and the first nine months of 2009. Our weighted-average Black-Scholes fair value assumptions include:

	2008	2009
Weighted-average effective term	5.2 years	5.2 years
Weighted-average risk free interest rate	4.35%	4.33%
Weighted-average expected volatility	40.1%	40.8%
Weighted-average fair value of options (Dollars in millions)	$7	$7

The fair value of the stock option grants is amortized to expense over the vesting period. The Company reduces the overall compensation expense by a turnover rate consistent with historical trends. Stock-based compensation expense, which was recorded in selling, general and administrative expenses, and related income tax benefits were less than $1 million for each of the nine month periods ending September 30, 2008 and 2009. A summary of our stock-based compensation activity for the year ended December 31, 2008 and the nine months ended September 30, 2009 is presented below:

Outstanding at December 31, 2007	217,510
Granted	9,500
Forfeited/expired	(45,225)

Outstanding at December 31, 2008	181,785
Granted	1,500
Forfeited/expired	(6,672)

Balance at September 30, 2009	176,613

We also have a Deferred Compensation and Stock Award Plan (“Stock Plan”), which commenced with its first activity in the third quarter of 2009. The Stock Plan provides executives and certain employees with a deferred incentive compensation opportunity and a 25% company match. The matching contributions vest in full on the last day of the second calendar year following the calendar year in which such hypothetical shares are first credited to the Participant’s Share Account. We recorded less than $1 million related to this plan in the current quarter. Participant’s Share Accounts were credited with 7,153 of hypothetical shares in the third quarter of 2009.

Note 15. Derivatives

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

Our currency forward transactions are undesignated hedges and are, therefore, not eligible for hedge accounting treatment. The Company’s outstanding currency forward contracts are recorded in the Consolidated Balance Sheets as “Other current assets” or “Other accrued expenses”, accordingly. Currency derivative gains and losses are recognized in “Other income, net” in the Consolidated Statements of Operations in the reporting period of occurrence. The Company has not recorded currency derivative gains (losses) to other comprehensive income (loss) nor has it reclassified prior period currency derivative results from other comprehensive income to earning during the last twelve months. The Company does not anticipate that it will record any currency derivative gains or losses to other comprehensive income (loss) or that it will reclassify prior period currency derivative results from other comprehensive income (loss) to earnings in the next twelve months.

The notional amount and fair value of our outstanding currency forward contracts were as follows (Dollars in millions):

	Notional Amount	Asset Derivative	Liability Derivative
As of September 30, 2009	$132	$2	$1
As of December 31, 2008	$146	$3	$2

Interest Rate Derivatives

Concurrent with its recent debt refinancing, the Company terminated its previously reported interest rate swap transactions on August 17, 2009. In accordance with hedge accounting requirements set forth in ASC Topic 815 (ASC Topic 815, originally issued as SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”), the Company recognized a $4 million loss upon settlement of these transactions that had been previously deferred in other comprehensive income (loss). As of September 30, 2009, the Company had no outstanding interest rate derivative balances nor was there any gains (losses) deferred in other comprehensive income associated with terminated interest rate derivative transactions.

The notional amount and fair value of interest rate swaps outstanding are as follows (Dollars in millions):

	Notional Amount	Fair Value
As of September 30, 2009	$—	$—
As of December 31, 2008	$150	$7 Liability

Note 16. Related Party Transaction

Affinia Group Inc. is wholly-owned by Affinia Group Intermediate Holdings Inc., which, in turn, is wholly-owned by Affinia Group Holdings Inc., a company controlled by affiliates of Cypress. Cypress charged Affinia Group Inc. $3 million in the third quarter of 2009, which consisted of a management fee for services related to the refinancing and other advisory services. This amount was included in selling, general, and administrative expenses.

Note 17. Financial Information for Guarantors and Non-Guarantors

Affinia Group Intermediate Holdings Inc. (presented as Parent in the following schedules), through its 100%-owned subsidiary, Affinia Group Inc. (presented as Issuer in the following schedules), issued the Secured Notes on August 13, 2009 in the principal amount of $225 million and Subordinated Notes on November 30, 2004 in the principal amount of $300 million. As of September 30, 2009 there were $267 million and $225 million of Subordinated Notes and Secured Notes outstanding, respectively. The notes were offered only to qualified institutional buyers and certain persons in offshore transactions.

The Secured Notes are fully, unconditionally and jointly and severally guaranteed on a senior secured basis and the Subordinated Notes are fully, unconditionally and jointly and severally guaranteed on an unsecured senior subordinated basis. The Subordinated Notes are general obligations of the Issuer and guaranteed by the Parent and all of the Issuer’s wholly owned current and future domestic subsidiaries (the “Guarantors”). The Issuer’s obligations under the Secured Notes are guaranteed by the Guarantors and are secured by first-priority liens, subject to permitted liens and exceptions for excluded assets, on substantially all of the Issuers and the Guarantors’ tangible and intangible assets (excluding the ABL Collateral as defined below), including real property, fixtures and equipment owned or acquired in the future by the Issuer and the Guarantors (the “Non-ABL Collateral”) and are secured by second-priority liens on all accounts receivable, inventory, cash, deposit accounts, securities accounts and proceeds of the foregoing and certain assets related thereto held by the Issuer and the Guarantors, which constitute collateral under the ABL Revolver on a first-priority basis (the “ABL Collateral”).

The following unaudited information presents Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2008 and 2009, Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2008 and 2009 and Condensed Consolidating Balance Sheets as of December 31, 2008 and September 30, 2009 of (1) the Parent, (2) the Issuer, (3) the Guarantors, (4) the Non-Guarantors, and (5) eliminations to arrive at the information for the Company on a consolidated basis. Other separate financial statements and other disclosures concerning the Parent and the Guarantors are not presented because management does not believe that such information is material to investors.

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

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor

Condensed Consolidating Balance Sheet

September 30, 2009

(Dollars in Millions)

	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$10	$—	$57	$—	$67
Restricted cash	—	—	—	15	—	15
Trade accounts receivable	—	28	187	163	—	378
Inventories, net	—	—	266	232	—	498
Other current assets	—	47	3	61	—	111

Total current assets	—	85	456	528	—	1,069
Investments and other assets	—	230	16	80	—	326
Intercompany investments	440	1,172	484	—	(2,096)	—
Intercompany receivables	—	(316)	286	30	—	—
Property, plant and equipment, net	—	5	99	110	—	214

Total assets	$440	$1,176	$1,341	$748	$(2,096)	$1,609

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$15	$124	$113	$—	$252
Short-term debt	—	—	—	27	—	27
Accrued payroll and employee benefits	—	9	10	16	—	35
Other accrued expenses	—	45	35	78	—	158

Total current liabilities	—	69	169	234	—	472
Deferred employee benefits and noncurrent liabilities	—	14	—	21	—	35
Long-term debt	—	609	—	9	—	618

Total liabilities	—	692	169	264	—	1,125
Total shareholder’s equity of the company	440	446	1,166	484	(2,096)	440
Noncontrolling interest	—	38	6	—	—	44

Total equity	440	484	1,172	484	(2,096)	484

Total liabilities and equity	$440	$1,176	$1,341	$748	$(2,096)	$1,609

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2008

(Dollars in Millions)

	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$(1)	$301	$358	$(77)	$581
Cost of sales	—	—	(220)	(320)	77	(463)

Gross profit	—	(1)	81	38	—	118
Selling, general and administrative expenses	—	(11)	(37)	(37)	—	(85)
Loss on disposition of affiliate	—	—	—	—	—	—

Operating (loss) profit	—	(12)	44	1	—	33
Other income (loss), net	—	5	(6)	1	—	—
Interest expense	—	(13)	—	—	—	(13)

(Loss) income before taxes and equity income	—	(20)	38	2	—	20
Income tax provision	—	—	—	10	—	10
Equity interest in income, net of tax	10	30	25	16	(81)	—

(Loss) income	10	10	63	8	(81)	10
Less: Net income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—

Net (loss) income attributable to the company	$10	$10	$63	$8	$(81)	$10

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2008

(Dollars in Millions)

	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$(1)	$892	$1,053	$(231)	$1,713
Cost of sales	—	—	(689)	(942)	231	(1,400)

Gross profit	—	(1)	203	111	—	313
Selling, general and administrative expenses	—	(22)	(120)	(118)	—	(260)
Loss on disposition of affiliate	—	—	—	(1)	—	(1)

Operating (loss) profit	—	(23)	83	(8)	—	52
Other income (loss), net	—	19	(20)	2	—	1
Interest expense	—	(41)	—	—	—	(41)

(Loss) income before taxes and equity income	—	(45)	63	(6)	—	12
Income tax (benefit) provision	—	(5)	—	22	—	17
Equity interest in income, net of tax	(5)	48	24	51	(118)	—

(Loss) income	(5)	8	87	23	(118)	(5)
Less: Net income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—

Net (loss) income attributable to the company	$(5)	$8	$87	$23	$(118)	$(5)

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2009

(Dollars in Millions)

	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$308	$319	$(85)	$542
Cost of sales	—	—	(257)	(265)	85	(437)

Gross profit	—	—	51	54	—	105
Selling, general and administrative expenses	—	(13)	(36)	(35)	—	(84)
Income from settlement	—	—	—	—	—	—

Operating (loss) profit	—	(13)	15	19	—	21
Other income (loss), net	—	5	(4)	1	—	2
Interest expense	—	(24)	—	—	—	(24)

(Loss) income before income tax provision and equity income	—	(32)	11	20	—	(1)
Income tax (benefit) provision	—	(6)	—	6	—	—
Equity interest in income, net of tax	(3)	25	14	—	(36)	—

(Loss) income	(3)	(1)	25	14	(36)	(1)
Less: Net income attributable to noncontrolling interest, net of tax	—	(2)	—	—	—	(2)

Net (loss) income attributable to the company	$(3)	$(3)	$25	$14	$(36)	$(3)

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2009

(Dollars in Millions)

	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$902	$862	$(246)	$1,518
Cost of sales	—	—	(763)	(715)	246	(1,232)

Gross profit	—	—	139	147	—	286
Selling, general and administrative expenses	—	(25)	(104)	(90)	—	(219)
Income from settlement	—	—	—	—	—	—

Operating (loss) profit	—	(25)	35	57	—	67
Gain on extinguishment of debt	—	8	—	—	—	8
Other income (loss), net	—	13	(12)	2	—	3
Interest expense	—	(51)	—	(1)	—	(52)

(Loss) income before income tax provision and equity income	—	(55)	23	58	—	26
Income tax (benefit) provision	—	(5)	—	16	—	11
Equity interest in income, net of tax	10	64	42	—	(116)	—

(Loss) income	10	14	65	42	(116)	15
Less: Net income attributable to noncontrolling interest, net of tax	—	(4)	(1)	—	—	(5)

Net (loss) income attributable to the company	$10	$10	$64	$42	$(116)	$10

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2008

(Dollars in Millions)

	Parent	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated Total
Operating activities
Net cash provided by (used in) operating activities	$—	$5	$10	$(20)	$—	$(5)
Investing activities
Proceeds from sale of assets	—	—	—	1	—	1
Proceeds from sale of affiliates	—	3	—	3	—	6
Investment in affiliate	—	—	(3)	—	—	(3)
Additions to property, plant, and equipment, net	—	(1)	(8)	(8)	—	(17)

Net cash provided by (used in) investing activities	—	2	(11)	(4)	—	(13)
Financing activities
Short-term debt, net	—	—	—	—	—	—

Net cash provided by (used in) financing activities	—	—	—	—	—	—
Effect of exchange rates on cash	—	—	—	(1)	—	(1)
Change in cash and cash equivalents	—	7	(1)	(25)	—	(19)
Cash and cash equivalents at beginning of period	—	20	1	38	—	59

Cash and cash equivalents at end of period	$—	$27	$—	$13	$—	$40

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2009

(Dollars in Millions)

	Parent	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated Total
Operating activities
Net cash (used in) provided by operating activities	$—	$(47)	$11	$46	$—	$10
Investing activities
Proceeds from sale of assets	—	—	—	—	—	—
Investments in companies, net of cash acquired	—	—	—	—	—	—
Investments in affiliates	—	(25)	—	—	—	(25)
Change in restricted cash	—	—	—	(11)	—	(11)
Additions to property, plant and equipment, net	—	—	(11)	(11)	—	(22)

Net cash used in investing activities	—	(25)	(11)	(22)	—	(58)
Financing activities
Net increase in debt of noncontrolling interest	—	—	—	11	—	11
Payment of long-term debt	—	(10)	—	—	—	(10)
Payment of deferred financing costs	—	(22)	—	—	—	(22)
Proceeds from Secured Notes	—	222	—	—	—	222
Proceeds from ABL Revolver	—	260	—	—	—	260
Payments of ABL Revolver	—	(140)	—	—	—	(140)
Repayment of senior term loan facility	—	(287)	—	—	—	(287)

Net cash provided by (used in) financing activities	—	23	—	11	—	34
Effect of exchange rates on cash	—	—	—	4	—	4
Change in cash and cash equivalents	—	(49)	—	39	—	(10)
Cash and cash equivalents at beginning of period	—	59	—	18	—	77

Cash and cash equivalents at end of period	$—	$10	$—	$57	$—	$67

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

Affinia is a global leader in the on and off-highway replacement products and services industry, also commonly known as the aftermarket. Our extensive aftermarket product offering, which consists principally of brake, steering, suspension and filtration products, fits nearly every car, truck, off-highway and agricultural make and model, allowing us to serve as a full line supplier in our product categories to our customers. We derive approximately 98% of our sales from this industry and, as a result, are not directly affected by the market cyclicality of the automotive original equipment manufacturers (“OEM”). The following charts illustrate the aggregation of net sales by product grouping, together with a representative brand, for the first nine months of 2009 and the concentration of On and Off-Highway replacement product sales and OEM sales as of December 31, 2008.

We sell our broad range of aftermarket products in North America, Europe, South America and Asia under a variety of brands including: WIX®, Raybestos®, McQuay-Norris®, Nakata®, Quinton Hazell®, Filtron® and Brake-Pro®. Additionally, we provide private label offerings for NAPA®, CARQUEST® and ACDelco® and co-branded offerings for Federated Auto Parts (“Federated”) and Automotive Distribution Network (“ADN”), as well as filtration products for industrial applications. We believe we have achieved our leading market positions due to the quality and reputation of our brands, the broad product offering, quality products, brand recognition (e.g., Wix and Raybestos), value-added services, and distribution and global sourcing capabilities. Due to these key advantages, we believe we hold the number one market position in North America in filtration products and in brake product sales and the number two market position in North America in chassis product sales. Additionally, we hold a significant presence in South America and Europe, which we believe is demonstrated by our number three position as a distributor of aftermarket products in Brazil, our number one position in filtration products in Poland and our position as a leader in various other countries.

Among the value-added services we bring to our customers are our customer focused sales force, professional tech support, and e-cataloging services to name a few. The value we bring to our customers has been recognized with numerous awards over the last several years. We believe that these key advantages strategically position us for growth in North America and globally.

Recent Developments

On August 13, 2009 we refinanced our former term loan facility, revolving credit facility and the accounts receivable facility. The refinancing consisted of a new four-year $315 million asset-based revolving credit facility (the “ABL Revolver”) and $225 million of new 10.75% senior secured notes (“Secured Notes”), the proceeds of which were used to repay outstanding borrowings under our former term loan facility, revolving credit facility and accounts receivable facility, as well as to settle interest rate derivatives and to pay fees and expenses related to the refinancing. The ABL Revolver and the Secured Notes replaced our former revolving credit facility, which would have otherwise matured on November 30, 2010, our former term loan facility, which would have otherwise matured on November 30, 2011, and our accounts receivables facility, which would have otherwise matured on November 30, 2009. The refinancing provides the company with additional liquidity and the ability to expand our global manufacturing footprint.

Consumer confidence dropped significantly in 2008 due to the unprecedented disruption in the credit markets. The lack of consumer confidence and a decrease in miles driven, coupled with recessionary pressures and the strengthening of the U.S. dollar has led to a decline in sales volume in the fourth quarter of 2008 and the first nine months of 2009. Consumer confidence and the credit markets began to stabilize during the third quarter of 2009. As a result, our third quarter sales compared to the prior year were flat, excluding the effects of currency. Despite the economic climate and credit markets uncertainty, we have continued to transform our Company into a world class global manufacturer and distributor. Our successes in 2008 included the acquisition by Affinia Acquisition LLC of HBM Investment Limited, which owns Haimeng, one of the world’s largest manufacturers of brake drums and rotors. Additionally, the launch of our joint venture in India will continue to keep us competitive in brake friction products. We believe that these actions, along with operational changes and the numerous restructuring initiatives we have taken since we launched our comprehensive restructuring program in December 2005 have enabled us to remain competitive through this difficult economic environment.

Strategic Focus

We are focusing on expanding our manufacturing capabilities globally to position us to take advantage of global growth opportunities. Currently, we have manufacturing and distribution operations in North America, South America, Asia and Europe. We have recently completed or are in the process of completing the following transformation projects:

•

Effective October 31, 2008, Affinia Acquisition LLC purchased a controlling interest in HBM Investment Limited, a Hong Kong company, now known as Affinia Hong Kong Limited (“Affinia Hong Kong”). Affinia Hong Kong owns one of the world’s largest drum and rotor manufacturing companies, Haimeng, which is located in China. Haimeng has over 1 million square feet of modern manufacturing and machining capacity.

•	During the fourth quarter of 2008, we started production of brake products at a new facility in northern Mexico. We are still in the process of ramping up to full capacity at this new facility.

•

We recently completed our 50% owned manufacturing site in India. The initial testing and manufacturing of brake friction products began during the fourth quarter of 2008, and initial shipments began in the first quarter of 2009. As of the end of the third quarter, we are still in the process of ramping up to full capacity at this facility.

•

We opened a new filter manufacturing plant in Ukraine on April 1, 2007 to help meet increased demand for filtration products in Eastern Europe. The plant was fully operational in the first nine months of 2009.

•

Our first filter manufacturing operation in Mexico opened in the third quarter of 2007. During 2008, the manufacturing operation was brought up to its full capabilities. This operation serves markets in both North America and Central America. We are currently expanding our distribution capabilities at this operation to increase our sales in the Mexican market.

These new business ventures reinforce our commitment to expanding our position as a global manufacturer. The chart below illustrates our global position based on manufacturing square feet as of December 31, 2008.

As the chart shows, our manufacturing capabilities are spread throughout North America, Asia, Europe and South America. In the last four years the diversification of our manufacturing locations has transformed us from a domestic manufacturer to a global manufacturer with a significant portion of our manufacturing base in low cost countries. We are also focusing on growing our business in emerging markets as we continue to diversify our global manufacturing and distribution capabilities. We will continue to expand our global capabilities as we pursue our objective of becoming a world class on and off-highway replacement products and services company. We categorize our customers into three channels (1) traditional distributors, (2) retailers and (3) Original Equipment Service distributors (“OES”). OES consists primarily of vehicle manufacturers’ service departments at vehicle dealerships. As the majority of our sales are to traditional distributors and retailers rather than to OES; the closure of a large number of automotive dealerships in connection with the bankruptcies of General Motors and Chrysler may benefit our business if vehicle owners who previously relied on dealership service centers turn to traditional aftermarket distributors and retailers.

Restructuring Activity

In 2005, we announced two restructuring plans: (i) a restructuring plan that we announced at the beginning of 2005 as part of the Acquisition, also referred to herein as the acquisition restructuring and (ii) a restructuring plan that we announced at the end of 2005, also referred to herein as the comprehensive restructuring. We have completed the acquisition restructuring and we are in the process of completing the comprehensive restructuring program. We have closed 44 facilities during the last four years and have shifted some of our manufacturing base to countries such as China, India, Ukraine and Mexico. In connection with the comprehensive restructuring, we have recorded $150 million in restructuring costs to date. We recorded $23 million in 2005, $40 million in 2006, $38 million in 2007, $40 million in 2008, and $9 million during the first nine months of 2009. We anticipate that we will incur approximately $12 million more in restructuring costs during 2009 and 2010 in order to complete the closure of the previously announced facilities. The restructuring plans have had a favorable impact on our gross margin over the last four years as shown in the chart below:

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

Results of Operations

Three months ended September 30, 2008 compared to the three months ended September 30, 2009

Net sales. Consolidated sales decreased by $39 million in the third quarter of 2009 in comparison to the third quarter of 2008 due mainly to unfavorable foreign currency translation effects of $37 million. The following table summarizes the consolidated net sales results for the three months ended September 30, 2008 and the consolidated results for the three months ended September 30, 2009 (Dollars in Millions):

	Consolidated Three Months Ended September 30, 2008	Consolidated Three Months Ended September 30, 2009	Dollar Change	Percent Change	Currency Effect
Net sales
Filtration products	$192	$186	$(6)	-3%	$(15)
Brake North America and Asia products	172	160	(12)	-7%	(4)
Commercial Distribution South America products	110	94	(16)	-15%	(14)
Chassis products	40	39	(1)	-3%	—

On and Off-highway segment	514	479	(35)	-7%	(33)
Commercial Distribution European segment	65	63	(2)	-3%	(5)
Brake South America segment	6	5	(1)	-17%	—
Eliminations and other	(4)	(5)	(1)	-25%	1

Total net sales	581	542	(39)	-7%	(37)

On and Off-highway segment product sales decreased due to the following:

Filtration products sales decreased in the third quarter of 2009 in comparison to the third quarter of 2008 due to unfavorable foreign currency translation effects of $15 million, which were related to the weakening of the Polish Zloty, the Canadian Dollar, the Ukraine Hryvnia and the Mexican Peso against the U.S. Dollar. Offsetting the translation effects were increased sales in our Polish operations.

Brake North America and Asia products sales decreased in the third quarter of 2009 in comparison to the third quarter of 2008 partially due to $4 million in unfavorable foreign currency translation effects, which were related to the weakening of the Canadian Dollar and the Mexican Peso against the U.S. Dollar. In addition, sales decreased $10 million due to a customer ceasing orders on certain of our brake products. Offsetting the decrease in sales were sales by Haimeng to external customers. Haimeng was acquired in the fourth quarter of 2008 and it manufactures most of its product for Affinia subsidiaries but it also sells product to external customers.

Commercial Distribution South America products sales decreased in the third quarter of 2009 in comparison to the third quarter of 2008 mainly due to unfavorable foreign currency translation effects of $14 million. The general softness of the South American economies led to a decline in sales in most of our South American operations. However, our Brazilian distribution company continued to grow its market share even in the unfavorable market conditions.

Other operating segments:

Commercial Distribution European segment sales for the third quarter of 2009 decreased in comparison to the third quarter of 2008 due to unfavorable foreign currency translation effects of $5 million, which were related to the weakening of the Euro and the British Pound against the U.S. Dollar. Offsetting the decrease in sales relating to currency was an increase in sales in France.

Brake South America segment sales for the third quarter of 2009 decreased in comparison to the third quarter of 2008 due to the closure of a facility in Argentina in 2008. The closed facility mainly manufactured product for our Brake North America operations and Commercial Distribution South America operations. On a consolidated basis the closure did not result in a significant loss of sales.

The following table summarizes the consolidated results for the three months ended September 30, 2008 and the consolidated results for the three months ended September 30, 2009 (Dollars in Millions):

	Consolidated Three Months Ended September 30, 2008	Consolidated Three Months Ended September 30, 2009	Dollar Change	Percent Change
Net Sales	581	542	(39)	-7%
Cost of sales(1)	(463)	(437)	(26)	-6%

Gross profit	118	105	(13)	-11%
Gross margin	20%	19%
Selling, general and administrative expenses (SG&A)(2)	(85)	(84)	(1)	-1%
SG&A as a percent of sales	15%	15%

Operating profit (loss)
On and Off-highway segment	50	36	(14)	-28%
Commercial Distribution European segment	(2)	(2)	—	—%
Brake South America segment	(2)	(1)	1	50%
Corporate and other	(13)	(12)	1	8%

Operating profit	33	21	(12)	-36%
Operating margin	6%	4%
Other income, net	—	2	2	NM
Interest expense	(13)	(24)	11	85%

Income (loss) before taxes	20	(1)	(21)	NM
Income tax provision	10	—	(10)	-100%

Net income	10	(1)	(11)	NM
Less: Net income attributable to noncontrolling interest, net of tax	—	(2)	(2)	NM

Net (loss) income attributable to the Company	$10	$(3)	$(13)	NM

(1)	We recorded no restructuring costs in cost of sales in the third quarter of 2008.
(2)	We recorded $3 million and $6 million of restructuring costs in selling, general and administrative expenses for the third quarter of 2008 and 2009, respectively.
NM	(Not Meaningful)

Cost of sales/Gross margin. Gross margin decreased in the third quarter of 2009 to 19% from 20% in the third quarter of 2008. The gross margin percentage decreased due to lower sales volume and due to currency effects related to the strengthening of the U.S. Dollar.

Selling, general and administrative expenses. We continued to concentrate on reducing our selling, general and administrative expenses in the third quarter of 2009. We reduced our advertising, payroll costs, insurance costs and other costs such as travel by a total of $7 million in the third quarter of 2009 in comparison to the third quarter of 2008. Offsetting the decrease of $7 million was a $3 million increase in restructuring expenses and a management fee of $3 million charged by Cypress, which controls our parent. The management fee was for services related to the refinancing and other advisory services. We were not charged a management fee in 2008. The reduction in payroll related costs was due mainly to layoffs, wage freezes, and a suspension of 401(k) company contributions for all U.S. employees beginning at the end of the fourth quarter of 2008, in response to weakening economic conditions.

Operating profit. Operating profit decreased by $12 million in the third quarter of 2009 in comparison to the third quarter of 2008. The primary driver of the reduction was lower operating profits of $14 million in our On and Off-Highway segment, primarily in our Brake North American operations due to weak market conditions. Of the $14 million reduction, $5 million was related to currency effects on the strengthening of the U.S. dollar. Offsetting this decrease were improvements in operating profit of $1 million in our Brake South America segment due to the closure of an Argentinean facility in 2008 and reductions in expenses of $1 million at the Corporate Office.

Interest expense. Interest expense increased by $11 million in the third quarter of 2009 in comparison to the third quarter of 2008. On August 13, 2009 we refinanced our former term loan facility, revolving credit facility and accounts receivable facility. The refinancing consisted of the ABL Revolver and the Secured Notes, the proceeds of which were used to repay outstanding borrowings under our former term loan facility, revolving credit facility and accounts receivable facility, as well as to settle interest rate derivatives and to pay fees and expenses related to the refinancing. We recorded a write-off of $5 million to interest expense for unamortized debt issue costs associated with the former term loan facility, former revolving credit facility and the former accounts receivable facility. We also recorded $4.4 million in settlement costs and $0.2 million of accrued interest related to the termination of our interest rate swap agreements. The remaining increase in interest expense related to higher borrowing levels and rates.

Income tax provision. The income tax provision was nil and $10 million for the third quarter of 2009 and 2008, respectively. The effective tax rate was 0% and 50% for the third quarter of 2009 and 2008, respectively. The effective tax rate was higher in the third quarter of 2009 due to higher valuation entity losses in the third quarter of 2009 combined with lower ordinary income.

Net income attributable to noncontrolling interest, net of tax. The noncontrolling interest mainly relates to Affinia Acquisition LLC, which is further described in Note 4 to the condensed financial statements. We started consolidating Affinia Acquisition LLC, a VIE, during the fourth quarter of 2008. Affinia Group Inc. increased its ownership in Affinia Acquisition LLC from 5% to 40% effective on June 1, 2009. Therefore our noncontrolling interest related to Affinia Acquisition LLC, net of tax, eliminates 60% for the third quarter of 2009, resulting in net income attributable to noncontrolling interest of $2 million in the third quarter of 2009.

Net income (loss) attributable to the Company. The net loss was $3 million in the third quarter of 2009 in comparison to net income of $10 million in the third quarter of 2008 due mainly to the decrease in gross margin and the increase in interest expense.

Results of Operations

Nine months ended September 30, 2008 compared to the nine months ended September 30, 2009

Net sales. Consolidated sales decreased $195 million in the first nine months of 2009 in comparison to the first nine months of 2008 due in part to unfavorable foreign currency translation effects of $146 million. Additionally, sales were negatively impacted by the recessionary pressures in the global economy. The following table summarizes the consolidated net sales results for the nine months ended September 30, 2008 and the consolidated results for the nine months ended September 30, 2009 (Dollars in Millions):

	Consolidated Nine Months Ended September 30, 2008	Consolidated Nine Months Ended September 30, 2009	Dollar Change	Percent Change	Currency Effect
Net sales
Filtration products	$572	$541	$(31)	-5%	$(48)
Brake North America and Asia products	512	451	(61)	-12%	(17)
Commercial Distribution South America products	294	232	(62)	-21%	(54)
Chassis products	118	116	(2)	-2%	(3)

On and Off-highway segment	1,496	1,340	(156)	-10%	(122)
Commercial Distribution European segment	211	176	(35)	-17%	(27)
Brake South America segment	22	16	(6)	-27%	—
Eliminations and other	(16)	(14)	2	13%	3

Total net sales	1,713	1,518	(195)	-11%	(146)

On and Off-highway segment product sales decreased due to the following:

Filtration products sales decreased in the first nine months of 2009 in comparison to the first nine months of 2008 due to unfavorable foreign currency translation effects of $48 million, which were related to the weakening of the Polish Zloty, the Canadian Dollar, the Ukraine Hryvnia and the Mexican Peso against the U.S. Dollar. Offsetting the translation effects were increased sales in our Polish and Venezuelan operations.

Brake North America and Asia products sales decreased in the first nine months of 2009 in comparison to the first nine months of 2008 partially due to $17 million in unfavorable foreign currency translation effects. The decrease is also attributable to a decline in volume, which is related to the general softness of the aftermarket business relating to our branded products. Additionally, one of our customers ceased orders of certain of our brake products and as result decreased our sales by $23 million. The same customer is increasing its filtration orders so we anticipate only a marginal effect on consolidated sales. Additionally, OES channels, which consist primarily of new vehicle manufacturers’ service departments at new vehicle dealerships, have also decreased orders due to recessionary pressures. Haimeng sales to external customers offset these decreases in sales. Haimeng was acquired in the fourth quarter of 2008 and it manufactures most of its product for Affinia subsidiaries but it also sells product to external customers.

Commercial Distribution South America products sales decreased in the first nine months of 2009 in comparison to the first nine months of 2008 mainly due to unfavorable foreign currency translation effects of $54 million. The general softness of the South American economies led to a decline in sales in most of our South American operations. However, our Brazilian distribution company continued to grow its market share even in unfavorable market conditions.

Chassis products sales increased in the first nine months of 2009 in comparison to the first nine months of 2008 despite unfavorable foreign currency translation effects of $3 million, which were related to the weakening of the Canadian Dollar against the U.S. Dollar.

Other operating segments:

Commercial Distribution European segment sales decreased in the first nine months of 2009 in comparison to the first nine months of 2008 due partially to unfavorable foreign currency translation effects of $27 million, which were related to the weakening of the Euro and the British Pound against the U.S. Dollar. The remaining decrease in sales was mainly due to the decrease in sales in Spain and the United Kingdom in the first nine months of the year, which was partially due to unfavorable market conditions.

Brake South America segment sales for the first nine months of 2009 decreased in comparison to the first nine months of 2008 due to the closure of a facility in Argentina in 2008. The closed facility had approximately $7 million in sales in the first nine months of 2008. The closed facility mainly manufactured product for our Brake North America operations and Commercial Distribution South America operations. On a consolidated basis the closure did not result in a significant loss of sales.

The following table summarizes the consolidated results for the nine months ended September 30, 2008 and the consolidated results for the nine months ended September 30, 2009 (Dollars in Millions):

	Consolidated Nine Months Ended September 30, 2008	Consolidated Nine Months Ended September 30, 2009	Dollar Change	Percent Change
Net Sales	1,713	1,518	(195)	-11%
Cost of sales(1)	(1,400)	(1,232)	(168)	-12%

Gross profit	313	286	(27)	-9%
Gross margin	18%	19%
Selling, general and administrative expenses (SG&A)(2)	(260)	(219)	(41)	-16%
Loss on disposition of affiliate	(1)	—	1	NM
SG&A as a percent of sales	15%	14%

Operating profit (loss)
On and Off-highway segment	104	100	(4)	-4%
Commercial Distribution European segment	(15)	(3)	12	80%
Brake South America segment	(9)	(2)	7	78%
Corporate and other	(28)	(28)	—	—%

Operating profit	52	67	15	29%
Operating margin	3%	4%
Gain on extinguishment of debt	—	8	8	NM
Other income, net	1	3	2	200%
Interest expense	(41)	(52)	11	27%

Income before taxes	12	26	14	117%
Income tax provision	17	11	(6)	-35%

Net income	(5)	15	20	NM
Less: Net income attributable to noncontrolling interest, net of tax	—	(5)	(5)	NM

Net income (loss) attributable to the Company	$(5)	$10	$15	NM

(1)	We recorded $1 million of restructuring costs in cost of sales in the first nine months of 2009.
(2)	We recorded $32 million and $8 million of restructuring costs in selling, general and administrative expenses for the first nine months of 2008 and 2009, respectively.
NM	(Not Meaningful)

Cost of sales/Gross margin. Gross margin increased in the first nine months of 2009 to 19% from 18% in the first nine months of 2008. The gross profit decreased due to lower sales volume and due to currency effects related to the strengthening of the U.S. Dollar. However, the gross margin improved due primarily to cost savings from our comprehensive restructuring program.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the first nine months of 2009 decreased from the first nine months of 2008 due mainly to a reduction in restructuring costs of $24 million. The higher restructuring expenses in 2008 were related to announcing the closure of six facilities in the first nine months of 2008 and, in contrast, we announced no closures in the first nine months of 2009. In addition, our selling, general and administrative expenses for the first nine months of 2009 decreased from the first nine months of 2008 due to the following: i) a $6 million reduction in payroll due mainly to layoffs, wage freezes, and a suspension of 401(k) company contributions for all U.S. employees beginning at the end of the fourth quarter of 2008; ii) a $5 million reduction in advertising and marketing related expenses; iii) a $2 million reduction in legal and professional fees related to a reduction in legal claims; iv) a $2 million reduction in workers compensation and general liability reserves due to the improved historical experience and the reduction in our domestic manufacturing base and v) the remaining $5 million decrease was attributable to a reduction in travel costs and other miscellaneous expenses. Offsetting the decreases in expense was a $3 million management fee charged by Cypress for services related to the refinancing and other advisory services. Cypress is the majority owner of and controls our parent, Affinia Group Holdings Inc.

Operating profit. The operating profit increased in the first nine months of 2009 in comparison to the first nine months of 2008 due to the increase in gross margin and the reduction in selling, general and administrative expenses. Currency effects of $17 million related to the strengthening of the U.S. Dollar partially offset the increases. The On and Off-Highway segment operating profit decreased in the first nine months of 2009 in comparison to the first nine months of 2008. The operating profit decreased by only 4% despite the 11% decrease in sales. We were able to partially mitigate the decrease in sales by improving our gross margin and reducing our selling general and administrative costs. The Commercial Distribution European segment operating loss decreased in the first nine months of 2009 in comparison to the first nine months of 2008 due to a reduction in restructuring costs related to the consolidation of our facilities in Spain. The Brake South America segment operating loss decreased in the first nine months of 2009 due to the reduction in operating costs from the closure of an Argentina facility in the middle of 2008.

Gain on extinguishment of debt. In June of 2009, Affinia Group Holdings Inc. purchased in the open market approximately $33 million principal amount of the Subordinated Notes due 2014 and thereafter contributed such notes to Affinia Group Intermediate Holdings Inc., who contributed such notes to Affinia Group Inc. Affinia Group Inc. promptly surrendered such purchased notes for cancellation, which resulted in a pre-tax gain on the extinguishment of debt of $8 million in the second quarter of 2009.

Interest expense. Interest expense increased by $11 million during the first nine months of 2009 in comparison to the first nine months of 2008. On August 13, 2009 we refinanced our former term loan facility, revolving credit facility and accounts receivable facility. The refinancing consisted of the ABL Revolver and the Secured Notes, the proceeds of which were used to repay outstanding borrowings under our former term loan facility, revolving credit facility and accounts receivable facility, as well as to settle interest rate derivatives and to pay fees and expenses related to the refinancing. We recorded a write-off of $5 million to interest expense for unamortized debt issue costs associated with the former term loan facility, revolving credit facility and the accounts receivable facility. We also recorded $4.4 million in settlement costs and $0.2 million of accrued interest related to the termination of our interest rate swap agreements. The remaining increase in interest expense related to higher borrowing levels and rates.

Income tax provision. The income tax provision was $11 million and $17 million for the first nine months of 2009 and 2008, respectively. The effective tax rate was 42% and 142% for the first nine months of 2009 and 2008, respectively. The effective tax rate was much higher in 2008 due to the valuation entity losses in 2008 and a one time reorganization cost in 2008. There are certain entities within our Commercial Distribution Europe segment that cannot utilize net losses so we are unable to recognize a tax benefit related to those entities. The valuation entity losses were significantly higher in 2008 due mainly to the restructuring activities in our Commercial Distribution Europe segment.

Net income attributable to noncontrolling interest, net of tax. The noncontrolling interest mainly relates to Affinia Acquisition LLC, which is further described in Note 4 to the condensed financial statements. We started consolidating Affinia Acquisition LLC, a VIE, during the fourth quarter of 2008. Affinia increased its ownership from 5% to 40% effective on June 1, 2009. Therefore our noncontrolling interest related to Affinia Acquisition LLC, net of tax, eliminates 95% of the VIE’s consolidated income for January through May and 60% starting June 1, 2009, resulting in net income attributable to noncontrolling interest of $5 million in the first nine months of 2009.

Net income (loss) attributable to the Company. The net income was $10 million for the first nine months of 2009 in comparison to net loss of $5 million for the first nine months of 2008 due mainly to the decrease in restructuring expense, which was $32 million and $9 million for the first nine months of 2008 and 2009, respectively.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash flow from operations. On August 13, 2009 we refinanced our former term loan facility, revolving credit facility and accounts receivable facility. The refinancing consisted of the ABL Revolver and the Secured Notes, the proceeds of which were used to repay outstanding borrowings under our former term loan facility, revolving credit facility and accounts receivable facility, as well as to settle interest rate derivatives and to pay fees and expenses related to the refinancing. Our primary liquidity requirements are expected to be for debt servicing, working capital, restructuring obligations and capital spending. Our liquidity requirements are significant, primarily due to debt service requirements.

We spent $17 and $22 million on capital expenditures during the first nine months of 2008 and 2009, respectively. Based on the current level of operations, the Company believes that cash flow from operations and available cash, together with available borrowings under its ABL Revolver, will be adequate to meet liquidity needs and restructuring plans and to fund planned capital expenditures. As of September 30, 2009, the Company had $645 million in aggregate indebtedness. As of September 30, 2009 we had an additional $174 million of borrowing capacity available under our ABL Revolver after giving effect to $18 million in outstanding letters of credit, none of which was drawn against, and $3 million for borrowing base reserves. In addition, we had cash and cash equivalents of $77 million and $67 million as of December 31, 2008 and September 30, 2009, respectively.

Net cash provided by or used in operating activities

Net cash provided by or used in operating activities for the nine months ended September 30, 2008 and 2009 was a $5 million use of cash and a $10 million source of cash, respectively. There were significant changes in the following operating activities (Dollars in Millions):

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2009
Summary of significant changes in operating activities:
Net income	$(5)	$15
Gain on extinguishment of debt	—	(8)
Write-off of debt issuance costs	—	5
Change in inventories	(34)	39
Change in other current operating liabilities	94	(26)
Change in other	(3)	29

Subtotal	52	54
Other less significant changes in operating activities	(57)	(44)

Net cash (used in) provided by operating activities from cash flow statement	$(5)	$10

Gain on extinguishment of debt – The retirement of $33 million of notes during the second quarter of 2009 resulted in a pre-tax gain on the extinguishment of debt of $8 million.

Write-off of debt issuance costs – We recorded a write-off of $5 million to interest expense for unamortized deferred financing costs associated with the retirement of the term loan facility, revolving credit facility and the accounts receivable facility.

Inventories – The change in inventories was a $39 million source of cash in the first nine months of 2009 and a $34 million use of cash in the first nine months of 2008. The higher reduction in inventory in 2009 was due to a concerted effort to reduce inventories due to the economic downturn.

Other current operating liabilities – The change in other operating liabilities was a $26 million use of cash in the first nine months of 2009 as compared to a $94 million source of cash during the first nine months of 2008. Accounts payable was a use of cash of $33 million in the first nine months of 2009 compared with a source of cash of $49 million in the first nine months of 2008. We changed payment and distribution terms in 2008 and, as a result, the source of cash for that period increased. Additionally, accounts payable fluctuated in the first nine months of 2008 due to the timing of payments. In addition, accrued liabilities were a larger source of cash during the first nine months of 2008 in comparison to the first nine months of 2009. The increase was in part due to a reduction in the workers compensation, general liability and warranty reserve.

Net cash used in investing activities

The following table summarizes investing activities (Dollars in Millions):

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2009
Investing activities
Proceeds from sales of assets	1	—
Proceeds from sales of affiliates	6	—
Investment in affiliate	(3)	(25)
Change in restricted cash	—	(11)
Additions to property, plant and equipment	(17)	(22)

Net cash used in investing activities	(13)	(58)

Net cash used in investing activities for the nine months ended September 30, 2008 and 2009 was $13 million and $58 million, respectively. The $45 million change in investing activities was mainly comprised of the following:

(1) Proceeds from sale of assets and affiliates were a source of cash of $7 million in 2008 and nil in 2009;

(2) A $25 million investment in Affinia Acquisition LLC, an affiliate, in 2009 compared to a $3 million investment in an affiliate in 2008;

(3) An additional use of cash was a change in restricted cash of $11 million during the nine months ended September 30, 2009. The change in restricted cash related to Haimeng, which we commenced consolidating during the fourth quarter of 2008; and

(4) We spent $17 million and $22 million on capital expenditures during the nine months ended September 30, 2008, and 2009, respectively.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2009 and 2008 was a $34 million source and nil, respectively. Haimeng increased its debt by $11 million during the first nine months of 2009. In addition, we paid $10 million towards long-term debt during the first nine months of 2009. In the third quarter of 2009, we refinanced a portion of our then-existing debt. We settled the former term loan facility by paying $287 million. The refinancing included sources of cash of $222 million from the Secured Notes. We also had $260 million of borrowings and $140 million of payments on the new ABL Revolver and $22 million of fees and other associated financing costs.

Contractual Obligations and Commitments

Cash obligations. Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under debt obligations at maturity, under operating lease agreements, and under purchase commitments for property, plant, and equipment. Due to the refinancing, our contractual cash payments changed significantly from December 31, 2008. The following table summarizes our fixed cash obligations over various future periods as of September 30, 2009:

	Payments Due By Period
Contractual Cash Obligations(1)	Total	Less than 1 year	1 – 3 Years	4 – 5 years	After 5 Years
	(Dollars in Millions)
Debt obligations(2)	$648	$27	$9	$120	$492
Interest on Secured Notes	169	24	48	48	49
Interest on Subordinated Notes	120	24	48	48	—
Operating leases(3)	165	26	49	43	47
Post employment obligations	17	15	—	1	1
Purchase commitments for property, plant, and equipment	2	2	—	—	—

Total contractual obligations	$1,121	$118	$154	$260	$589

(1)	Excludes the $2 million reserve for income taxes under FIN 48 as we are unable to reasonably predict the ultimate timing of settlement of our reserves for income taxes.
(2)	$225 million of the debt obligations in the after five years column relates to our Secured Notes, which are due 2016, and includes $3 million of notes discount that is netted against the face value of the notes on the balance sheet. The final maturity date of the ABL Revolver is August 13, 2013. The Subordinated Notes are due in November of 2014 in the amount of $267 million.
(3)	The operating leases include a contractual obligation of $76 million for a logistics service agreement for an international location.

Asset based credit facilities. Affinia and the Guarantors entered into a new four-year $315 million ABL Revolver that includes (i) a revolving credit facility (the “U.S. Facility”) of up to $295 million for borrowings solely to the U.S. domestic borrowers, including (a) a $40 million sub-limit for letters of credit and (b) a $30 million swingline facility, and (ii) a revolving credit facility (the “Canadian Facility”) of up to $20 million for Canadian Dollar denominated revolving loans solely to a Canadian borrower. Availability under the ABL Revolver will be based upon monthly (or more frequent under certain circumstances) borrowing base valuations of the Affinia’s eligible inventory and accounts receivable and will be reduced by certain reserves in effect from time to time. The ABL Revolver and the Secured Notes replaced the former term loan facility, revolving credit facility and accounts receivable facility and does not have the same restrictive performance covenant ratios. The ABL Collateral consists of all accounts receivable, inventory, cash (other than certain cash proceeds of Notes Collateral (as defined in the indenture governing the Secured Notes)) and proceeds of the foregoing and certain assets related thereto, in each case held by the Company, Affinia, and the Guarantors. We had $120 million outstanding under the ABL Revolver as of September 30, 2009. We had additional $174 million of availability after giving effect to $18 million in outstanding letters of credit and $3 million for borrowing base reserves.

Mandatory Prepayments. If at any time Affinia’s outstanding borrowings under the ABL Revolver (including outstanding letters of credit and swingline loans) exceed the lesser of (i) the borrowing base as in effect at such time and (ii) the aggregate revolving commitments as in effect at such time, Affinia will be required to prepay an amount equal to such excess and/or cash collateralize outstanding letters of credit.

Voluntary Prepayments. Subject to certain conditions, the ABL Revolver will allow Affinia to voluntarily reduce the amount of the revolving commitments and to prepay the loans without premium or penalty other than customary breakage costs for LIBOR rate contracts.

Covenants. The ABL Revolver contains affirmative and negative covenants that, among other things, limit or restrict Affinia’s ability (as well as those of the Affinia’s subsidiaries) to: create liens and encumbrances; incur debt; merge, dissolve, liquidate or consolidate; make acquisitions and investments; dispose of or transfer assets; pay dividends or make other payments in respect of Affinia’s capital stock; amend certain material documents; change the nature of Affinia’s business; make certain payments of debt; engage in certain transactions with affiliates; change Affinia’s fiscal periods; and enter into certain restrictive agreements, in each case, subject to certain qualifications and exceptions.

In addition, if availability under the ABL Revolver is less than the greater of 15% of the total revolving loan commitments and $47.25 million, Affinia will be required to maintain a fixed charge coverage ratio, which is defined in the ABL Revolver, of at least 1.10x measured for the last twelve-month period.

Interest Rates and Fees. Outstanding borrowings under the U.S. Facility will accrue interest at an annual rate of interest equal to (i) a base rate plus the applicable spread or (ii) a LIBOR rate plus the applicable spread. Swingline loans will bear interest at a base rate. Outstanding borrowings under the Canadian Facility will accrue interest at an annual rate of interest equal to (i) the Canadian prime rate plus the applicable spread or (ii) the BA rate (the average discount rate of bankers’ acceptances as quoted on the Reuters Screen CDOR page) plus the applicable spread. The LIBOR rate and the BA rate are, in each case, subject to a floor of 1.50%. We will pay a commission on letters of credit issued under the U.S. Facility at a rate equal to the applicable spread for loans based upon the LIBOR rate.

Affinia will pay certain fees with respect to the ABL Revolver, including (i) an unused commitment fee of 1.00% per annum on the undrawn portion of the credit facility (subject to a step-down to 0.75% in the event more than 50% of the commitments (excluding swingline loans) under the credit facility are utilized) and (ii) customary annual administration fees and fronting fees in respect of letters of credit equal to 0.125% per annum on the stated amount of each letter of credit outstanding during each month. During an event of default, the fee payable under clause (i) shall be increased by 2% per annum.

“Applicable Unused Line Fee Margin” shall mean with respect to any Fiscal Quarter, (a) 0.75%, if the average aggregate daily outstanding principal amount (on a U.S. Dollar Equivalent basis) of all Revolving Loans (excluding, for clarity sake, any Swingline Loans) and the average aggregate daily Stated Amount of all outstanding Letters of Credit during such Fiscal Quarter is equal to or greater than 50% of the amount of the Total Revolving Loan Commitment, or (b) 1.00%, otherwise.

Secured Notes. On August 13, 2009, Affinia issued the Secured Notes as part of the refinancing. Subject to our compliance with the covenants described in the indenture securing the Secured Notes we are permitted to issue more Notes from time to time under the Indenture. The Notes and the Additional Notes, if any, will be treated as a single class for all purposes of the Indenture, including waivers, amendments, redemptions and offers to purchase. The Secured Notes will mature in 2016 and will accrue interest at rate of 10.75% per annum and will be payable semiannually. The Secured Notes are senior obligations of Affinia.

Indenture. The indenture governing the Subordinated Notes limits Affinia’s (and most or all of our subsidiaries’) ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, use assets as security in other transactions and sell certain assets or merge with or into other companies. Subject to certain exceptions, Affinia and its restricted subsidiaries are permitted to incur additional indebtedness, including secured indebtedness, under the terms of the Subordinated Notes.

Pursuant to the Indenture, Affinia issued and sold to the initial purchasers $300 million aggregate principal amount at maturity of the Notes. The outstanding balance for September 30, 2009 was $267 million. The terms of the Indenture provide that, among other things, the Notes will rank equally in right of payment to all of Affinia’s existing and future senior debt and senior in right of payment to all of Affinia’s existing and future subordinated debt. The guarantees will rank equally in right of payment with all of the Guarantors’ (as defined in the indenture) existing and future senior debt and senior in right of payment to all of the Guarantors’ existing and future subordinated debt.

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

The results of operations and financial position of each of our operations are measured in their respective local (functional) currency. Business transactions denominated in currencies other than an operation’s functional currency produce foreign exchange gains and losses, as a result of the re-measurement process. To the extent that our business activities create monetary assets or liabilities denominated in a non-local currency, changes in an entity’s functional currency exchange rate versus each currency in which an entity transacts business have a varying impact on an entity’s results of operations and financial position, as reported in functional currency terms. Therefore, for entities that transact business in multiple currencies, we seek to minimize the net amount of cash flows and balances denominated in non-local currencies. However, in the normal course of conducting international business, some amount of non-local currency exposure will exist. Therefore, management monitors these exposures and may engage in business activities or execute financial hedge transactions intended to mitigate the potential financial impact due to changes in the respective exchange rates.

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

Our foreign currency exchange rate risk management efforts primarily focus upon operationally managing the net amount of non-functional currency denominated monetary assets and liabilities. In addition, we routinely execute short-term currency exchange rate forward contracts with the intention to mitigate the earnings impact related to the re-measurement process. At September 30, 2009, we had currency exchange rate derivatives with an aggregate notional value of $132 million having fair values of $2 million in assets and $1 million in liabilities.

Interest rate risk

The Company is exposed to the risk of rising interest rates to the extent that it funds its operations with short-term or variable-rate borrowings. At September 30, 2009, the Company’s net debt was $645 million. The total amount of interest bearing debt, which excludes $3 million of discount on the Secured Notes, was $648 million as of September 30, 2009. This consisted of $136 million of floating-rate debt and $512 million of fixed-rate debt.

Pursuant to the Company’s written interest rate risk management policy we actively monitor and manage our fixed versus floating rate debt composition within a specified range. At quarter-end, fixed rate debt composed approximately 79% of our total debt. Based upon this debt profile, we estimate that an immediate one-time interest rate increase of 1.00% would result in about $1 million in incremental interest expense.

Item 4T.	Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2009. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, the design and operation of the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls are effective to accomplish their objectives.

During the quarter ended September 30, 2009, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

On March 31, 2008, a class action lawsuit was filed by S&E Quick Lube Distributors, Inc. of Utah against several auto parts manufacturers for allegedly conspiring to fix prices for replacement oil, air, fuel and transmission filters. Several auto parts companies are named as defendants, including Champion Laboratories, Inc., Purolator Filters NA LLC, Honeywell International Inc., Cummins Filtration Inc., Donaldson Company, Baldwin Filters Inc., Bosch USA., Mann + Hummel USA Inc., ArvinMeritor Inc., United Components Inc and Wix Filtration Corp LLC (“Wix”), a subsidiary of Affinia. The lawsuit was filed in US District Court for the District of Connecticut and seeks damages and injunctive relief on behalf of a nationwide class of direct purchasers of filters. Since this initial complaint was filed, over 56 “tag-along” suits in multiple jurisdictions have been filed on behalf of both direct and indirect purchasers of automotive filtration products. Two suits have also been filed in the Canadian provinces of Ontario and Quebec. As a result, all U.S. lawsuits have been consolidated in a Multi-District Litigation (“MDL”) Proceeding in Chicago, IL. Wix, along with other named defendants, filed various motions to dismiss Plaintiffs’ complaints, which are under consideration by the court. Affinia believes that Wix did not have significant sales in this particular market at the relevant time periods so we currently expect any potential exposure to be immaterial. Additionally, as of April 2009, the Florida Attorney General’s office had filed a tag along suit also naming Wix as a defendant.

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

For the fiscal year ended December 31, 2008, pursuant to the terms of our Non-Equity Incentive Plan and as discussed in our annual report on Form 10-K for that fiscal year, each of our named executive officers, together with other key employees, had the opportunity to earn an annual cash incentive award based on our (or their particular business unit’s) achievement of specified performance levels for working capital as a percentage of sales and EBITDA. Notwithstanding that some of the named executive officers and other key employees were entitled to payouts based upon such achievement; no payouts of annual cash incentive awards were made to any of them. In September 2009, however, the Company decided to pay these named executive officers and other key employees the amounts to which they were entitled under the Non-Equity Incentive Plan.

Item 6.	Exhibits

(a)	Exhibits

(4.1)	Indenture, dated August 13, 2009, among the Company, the Guarantors and Wilmington Trust FSB, as trustee and noteholder collateral agent which is incorporated herein by reference from Exhibit 4.1 of the Form 8-K of Affinia Group Holdings Inc. filed on August 19, 2009 (File No. 333-128166-10).

(4.2)	ABL Credit Agreement, dated August 13, 2009, among the Company, the Guarantors, the lenders party thereto, Bank of America, N.A., as administrative agent, Banc of America Securities LLC, Barclays Capital, Wells Fargo Foothill, LLC, J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc., as joint lead arrangers and joint bookrunners, Barclays Capital and Wells Fargo Foothill, LLC as co-syndication agents and JPMorgan Chase Bank, N.A. and Deutsche Bank Trust Company Americas as co-documentation agents which is incorporated herein by reference from Exhibit 4.3 of the Form 8-K of Affinia Group Holdings Inc. filed on August 19, 2009 (File No. 333-128166-10).

(4.3)	Collateral Agreement, dated August 13, 2009, among the Company, the Guarantors and Wilmington Trust FSB, as Noteholder Collateral Agent which is incorporated herein by reference from Exhibit 4.4 of the Form 8-K of Affinia Group Holdings Inc. filed on August 19, 2009 (File No. 333-128166-10).

(4.4)	U.S. Security Agreement, dated August 13, 2009, among the Company, the Guarantors, and Bank of America, N.A., as collateral agent which is incorporated herein by reference from Exhibit 4.5 of the Form 8-K of Affinia Group Holdings Inc. filed on August 19, 2009 (File No. 333-128166-10).

(4.5)	Lien Subordination and Intercreditor Agreement, dated August 13, 2009, among the Company, the Guarantors, Bank of America, N.A., as collateral agent and Wilmington Trust FSB, as noteholder collateral agent which is incorporated herein by reference from Exhibit 4.6 of the Form 8-K of Affinia Group Holdings Inc. filed on August 19, 2009 (File No. 333-128166-10).

(31.1)	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act, as amended.

(31.2)	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act, as amended.

(32)	Certifications of Executive Officers pursuant to 18 U.S.C. Section 1350(b)

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

Date: November 6, 2009