Form 10-K
period 2009-12-31
Affinia Group Intermediate Holdings Inc.
filed 2010-03-17
CIK 1328655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

Affinia Group Intermediate Holdings Inc.

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

I.R.S. Employer Identification Number: 34-2022081

1101 Technology Drive

Ann Arbor, MI 48108

(734) 827-5400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☒    No  ☐

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 1,000 shares outstanding of the registrant’s common stock as of March 16, 2010 (all of which are privately owned and not traded on a public market).

i

ii

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

iii

PART I.

Item 1.	Business

The Company

Affinia is a global leader in the on and off-highway replacement products and services industry, which is also referred to as the aftermarket. Our extensive aftermarket product offering, which consists principally of brake, chassis and filtration products, fits nearly every car, truck, off-highway and agricultural make and model, allowing us to serve as a full line supplier in our product categories to our customers. We believe the growth of the aftermarket, from which we derive approximately 98% of our sales, is predominantly driven by the size, age, and by the population of vehicles in operation. We believe we hold the No. 1 market position in North America in aftermarket brake and filtration products and the No. 2 market position in North America in aftermarket chassis products.

The following charts illustrate the aggregation of net sales by product grouping together with a representative brand and the concentration of On and Off-Highway replacement product sales and automotive original equipment manufacturers (“OEM”) sales. Excluded from the charts is our Commercial Distribution Europe division which is classified as a discontinued operation and was sold on February 2, 2010 (refer to Note 2 Discontinued Operation, which is included in Item 8 of this report).

Our brands include WIX®, Raybestos®, McQuay-Norris®, Nakata®, Filtron® and Brake Pro®. Additionally, we provide private label offerings for NAPA®, CARQUEST®, ACDelco® and other customers and co-branded offerings for Federated Auto Parts (“Federated”) and Automotive Distribution Network (“ADN”). For the year ended December 31, 2009, our net sales from continuing operations were approximately $1.8 billion.

History and Ownership

Affinia Group Inc., a Delaware corporation formed on June 28, 2004 and controlled by affiliates of The Cypress Group L.L.C. (“Cypress”), entered into a stock and asset purchase agreement, as amended (the “Purchase Agreement”), with Dana Corporation (“Dana”). Affinia Group Inc. is a wholly-owned subsidiary of Affinia Group Intermediate Holdings Inc. a Delaware corporation formed on October 18, 2004. The Purchase Agreement provided for the acquisition by Affinia Group Inc. of substantially all of Dana’s aftermarket business operations (the “Acquisition”). The Acquisition was completed on November 30, 2004, for a purchase price of $1.0 billion.

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

On December 15, 2005, Affinia Group, our parent company, entered into stockholder and other agreements with certain officers, directors and key employees (collectively, the “Executives”) of the Company, pursuant to which those Executives purchased an aggregate of 9,520 shares (the “Shares”) of Affinia Group’s common stock for $100 per Share in cash. Affinia Group received aggregate proceeds of $952,000 as a result of the offering, which was made pursuant to the Affinia Group’s 2005 Stock Incentive Plan. Affinia Group purchased from key Executives 250 shares in 2007, 1,600 shares in 2008 and 370 shares in 2009. Therefore, as of December 31, 2009 the Executives owned 7,300 shares (excluding shares issued pursuant to our non-qualified deferred compensation plan).

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

Ownership Structure

(1)	Affinia Group Holdings Inc. received $51 million in return for preferred stock from Cypress, Co-investors and management. Affinia Group Holdings Inc. contributed $50 million of the $51 million to Affinia Acquisition LLC to purchase 85% of the equity interests in HBM which is now known as Affinia Hong Kong Limited.
(2)	On June 30, 2008, Affinia entered into a Shares Transfer Agreement with Mr. Zhang Haibo for the purchase by Affinia of 85% of the equity interests (the “Acquired Shares”) in HBM. HBM is the sole owner of Longkou Haimeng Machinery Company Limited (“Haimeng”), a drum and rotor manufacturing company located in Longkou City, China. Affinia Acquisition LLC, an affiliate, completed the purchase of the Acquired Shares on November 6, 2008, with an effective date of October 31, 2008. HBM subsequently changed its name to Affinia Hong Kong Limited. Affinia Group Holdings Inc. owned 95% of Affinia Acquisition LLC and Affinia Group Inc. owned the remaining 5% interest. Based on the criteria for consolidation of a variable interest entity (“VIE”), we determined that Affinia Group Inc. is deemed the primary beneficiary of Affinia Acquisition LLC. Therefore, the consolidated financial statements within this report include Affinia Acquisition LLC and its subsidiaries. Effective June 1, 2009, Affinia Group Inc. acquired an additional 35% ownership interest for a purchase price of $25 million, increasing its ownership to 40%.
(3)	The guarantors of the outstanding senior subordinated notes guarantee our senior credit facilities on a senior secured basis.
(4)	On August 13, 2009, we refinanced our former term loan facility, revolving credit facility and accounts receivable facility. The refinancing consisted of a new four-year $315 million asset-based revolving credit facility (the “ABL Revolver”) and $225 million of new 10.75% senior secured notes (“Secured Notes”), the proceeds of which were used to repay outstanding borrowings under our former term loan facility, revolving credit facility and accounts receivable facility, as well as to settle interest rate derivatives and to pay fees and expenses related to the refinancing. The ABL Revolver and the Secured Notes replaced our revolving credit facility, which would have otherwise matured on November 30, 2010, our former term loan facility, which would have otherwise matured on November 30, 2011, and our accounts receivables facility, which would have otherwise matured on November 30, 2009. The ABL Revolver was entered into by Affinia Group Inc. and Affinia Group Intermediate Holdings Inc.
(5)	As of December 31, 2008, $300 million principal amount of the Issuer’s senior subordinated notes was outstanding. During the second quarter of 2009, Affinia Group Holdings Inc. purchased approximately $33 million principal amount of the senior subordinated notes in the open market and thereafter contributed such notes to Affinia Group Intermediate Holdings Inc., which contributed such notes to Affinia Group Inc. Affinia Group Inc. promptly surrendered such purchased notes for cancellation, such that as of December 31, 2009, approximately $267 million principal amount of the senior subordinated notes was outstanding. The cancellation of the notes resulted in an $8 million pre-tax gain.

Overview

Our extensive product offering fits nearly every car, truck, off-highway and agricultural make and model on the road, allowing us to serve as a full line supplier to our customers for our product categories. These customers primarily comprise large aftermarket distributors and retailers selling to professional technicians or installers. Our customer base also includes original equipment service (“OES”) participants such as ACDelco. Many of our customers are leading aftermarket companies, including NAPA, CARQUEST, Aftermarket Auto Parts Alliance (“the Alliance”), Uni-Select Inc., O’Reilly Auto Parts, and Federated Auto Parts. As an active participant in the aftermarket for more than 60 years, we have many long-standing customer relationships.

We derived approximately 98% of our 2009 net sales from the on and off-highway replacement products and services industry, which is also referred to as the aftermarket. We believe that the aftermarket will continue to grow as a result of the increase in the light vehicle population and the average age of light vehicles. According to the Automotive Aftermarket Industry Association (“AAIA”), the U.S. aftermarket grew by 0.2% during 2008. In 2009, the industry was forecasted to decrease by 1.3% and rebound in 2010 with 4.5% growth.

Sales by Region

Our broad range of brake, chassis and filtration products are primarily sold in North America, Europe and South America. We are also focusing on expanding manufacturing capabilities globally to position Affinia to take advantage of global growth opportunities. With Affinia Acquisition LLC purchasing Affinia Hong Kong Limited we believe we are well positioned in Asia. In the future we plan to sell our broad product offering in China and other Asian markets. The percentage of sales by geographic region for the last three years is outlined in the chart below (For information about our segments refer to Note 18 Segment Information, which is included in Item 8 of this report). Excluded from the charts is our Commercial Distribution Europe segment which is classified as a discontinued operation and was sold on February 2, 2010 (refer to Note 2 Discontinued Operation, which is included in Item 8 of this report).

North America

We believe we hold the #1 market position in North America in brake and filtration components and the #2 market position in chassis components in the aftermarket. We believe we have achieved our #1 and #2 market positions due to the quality and reputation of our brands and products among professional technicians, who are the primary installers of the types of components we supply to the aftermarket. These professionals prefer to order reliable, well known brands because it is industry practice to replace, free of any labor or service charge, malfunctioning parts. We believe that the quality and reputation of our brands for form, fit, and functional quality creates and maintains significant demand for our products from these technicians and throughout the aftermarket supply chain.

Over the last several years, domestic production has been diminishing due to price sensitivity in the market. To meet our customers’ needs and continue to be a leader in the aftermarket we initiated restructuring plans in 2005 to consolidate domestic production and shift a significant portion of our manufacturing base to lower cost countries. We have opened new facilities in China, Ukraine, Mexico, and India over the last couple of years. In addition, we manufacture and distribute our products in 18 countries, which include the 7 countries of the Commercial Distribution Europe segment, and we also export to many other countries covering four continents. Not only do we plan to increase our manufacturing capabilities globally, but we also intend to grow our business in those new markets. To continue to be a full product line leader in our industry we will continue to research and develop, design, and manufacture products globally.

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

Europe

In Europe, we have one significant operation classified in continuing operations: Filtron, which manufactures filters in Poland and Ukraine. We believe Filtron holds the #1 position in filters in Poland. Approximately 61% of Filtron products are exported outside of Poland. As part of our strategic plan we committed to a plan to sell our Commercial Distribution Europe business unit during the fourth quarter of 2009. Our Commercial Distribution Europe business unit, also known as Quinton Hazell, is a diverse aftermarket manufacturer and distributor of automotive components throughout Europe. On February 2, 2010, we sold our Commercial Distribution Europe operations and it is classified as a discontinued operation in our consolidated financial statements.

Asia

Haimeng, which is located in China, significantly expands Affinia’s worldwide manufacturing capacity for high-quality brake components. Haimeng operates drum and rotor manufacturing facilities comprising over one million square feet. This acquisition also provides Affinia with a strategic opportunity for continued market expansion through Haimeng’s current aftermarket customer base in Asia and Europe. We also have a joint venture in India with MAT Holdings Inc., to manufacture brake friction products. The testing and manufacturing of brake friction products began during the fourth quarter of 2008, and initial shipments began in the first quarter of 2009.

Restructuring

In 2005, we announced two restructuring plans: (i) a restructuring plan that we announced at the beginning of 2005 as part of the Acquisition, referred to as the acquisition restructuring and (ii) a restructuring plan that we announced at the end of 2005, referred to as the comprehensive restructuring. During the last four years we have rationalized and consolidated many of our facilities and have shifted some production to low cost sources. We have closed 46 facilities over the last four years in connection with the restructuring plans. We completed the acquisition restructuring plan in 2005 and we anticipate finishing the comprehensive restructuring plan by the end of 2010. As of the end of 2009, we have incurred restructuring costs of $154 million in connection with the comprehensive restructuring, and forecast that we will incur another $7 million until completion, for a total of $161 million ($9 million higher than the original plan of $152 million). The major cost components of the plan are employee severance costs, asset impairment charges related to fixed assets, and other costs such as environmental remediation, site clearance and repair costs, each of which should represent approximately 45%, 19% and 36%, respectively, of the total $161 million restructuring expense.

Industry

Statements regarding industry outlook, our expectations regarding the performance of our business and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with “Forward-Looking Statements,” “Item 6. Selected Consolidated and Combined Financial Data” and “Item 8. Financial Statements and Supplementary Data.”

Aftermarket products can be classified into three primary groups: routine service parts, wear parts and components that commonly fail. We primarily compete in the routine service parts and wear parts product categories.

We believe the overall U.S. motor vehicle aftermarket, excluding tires, was approximately $247 billion in sales in 2009. We are one of the largest participants, offering a full line of quality products within our product categories. To facilitate efficient inventory management, many of our customers rely on larger suppliers like us to have full line product offerings, consistent value-added services and timely delivery. There are important advantages to having meaningful size and scale in the aftermarket, including the ability to support significant distribution operations, offer sophisticated supply chain management capabilities and provide broad product line offerings.

In general, aftermarket industry participants can be categorized into three major groups: (1) manufacturers of parts, (2) distributors of replacement parts (without manufacturing capabilities) and (3) installers, both professional and Do-It-Yourself (“DIY”). Distributors purchase products from manufacturers and sell them to wholesale or retail operations, which in turn sell them to installers.

The distribution business is comprised of the (1) traditional, (2) retail and (3) OES channels. Typically, professional installers purchase their products through the traditional channel, and DIY mechanics purchase products through both traditional and retail stores. The traditional channel includes such well-known distributors as NAPA, CARQUEST, Federated, the Alliance, Uni-Select and ADN. Through a network of distribution centers, these distributors sell primarily to owned or affiliated stores, which in turn supply professional installers. The retail sector includes merchants such as O’Reilly Auto Parts, AutoZone, Advance Auto Parts and Canadian Tire. OES channels consist primarily of new vehicle manufacturers’ service departments at new vehicle dealerships.

We believe that future growth in aftermarket product sales will be driven by the following key factors:

Increase in light vehicle population. The light vehicle population in the United States has been increasing in recent years, driven principally by growth in the number of licensed drivers and an increase in the average vehicles in service per licensed driver. As of 2008, there were over 242 million light vehicles in operation in the U.S. Although this figure represents only a 0.5% increase over 2007, the U.S. light vehicle population has risen in each of the past ten years; increasing by a total of 23% from 197 million vehicles in 1998. From 1998 to 2008, the U.S. light vehicle population experienced a compound annual growth rate of 2.1%.

The vehicle population has also been increasing in South America and Europe. As of 2006, there were 37 million vehicles in operation in South America and 311 million vehicles in Europe. Those vehicle populations have increased to 42 million and 319 million in 2008, respectively; representing a growth of 13.5% in South America and 2.6% in Europe.

The vehicle population has also been increasing in China in both vehicle production and sales. As of 2008, there were 47 million vehicles in operation. According to industry sources the vehicle population is expected to grow by 18% in each of the next three years in China. We are working to establish distribution channels in China to capitalize on the growth of the vehicle population.

Increase in average age of light vehicles. As of 2008, the average light vehicle age in the United States was 10.0 years, compared to an average of 8.7 years in 1998. As the average light vehicle age continues to rise, the use of aftermarket products generally increases as well.

Increase in total miles driven. In the United States, the total miles driven rose from 2.6 trillion in 1998 to 2.9 trillion in 2008, an increase of 12%. However, the total miles driven decreased by 3.6% in 2008 relative to 2007 due to a number of factors including a 16% increase in average retail gasoline prices, the unstable economy, and the growth in unemployment. From 1998 to 2008, the annual miles driven in the U.S. has experienced a compound annual growth rate of 1.1%.

Increase in the number of light trucks and cross-over vehicles in service. The AAIA estimates that the number of light trucks and cross-over vehicles in operation in the United States has increased by 36 million, or 50% from 1998 to 2008. This group of larger and heavier vehicles which place more wear on brake systems and chassis components is expected to result in a corresponding growth in the sale of aftermarket brake and chassis components. Also, the percentage of these vehicles in operation that use disc brakes, rather than drum brakes, continues to grow. Smaller and lighter weight disc brake systems have shorter operational lives than drum brakes, and therefore require more frequent replacement. From 1998 to 2008, the U.S. light truck population experienced a compound annual growth rate of 4.1%.

The medium and heavy duty truck population has also experienced significant growth. As of 2008, there were 8.7 million medium and heavy duty trucks in operation in the U.S. versus 6.7 million in 1999; an increase of 29%. From 1999 to 2008, the U.S. medium and heavy duty truck population experienced a compound annual growth rate of 2.9%.

Products

Our principal product areas are described below:

Product	2009 Net Sales (Dollars in Millions)	Percent of 2009 Net Sales		Representative Brands	Product Description
Filtration products	$713	40%		WIX, FILTRON, NAPA and CARQUEST	Oil, fuel, air, hydraulic and other filters for light-, medium- and heavy-duty on and off-highway vehicle applications

Brake products North America & Asia South America	593 22	33 1	% %	Raybestos, NAPA, CARQUEST, AIMCO and ACDelco	Drums, rotors, calipers, pads and shoes and hydraulic components

Total Brake products	615	34%
Commercial Distribution South America products	333	19%		Nakata, Urba, WIX	Steering, suspension, driveline components, brakes, fuel and water pumps and other aftermarket products

Chassis products	153	8%		Raybestos Chassis, NAPA Chassis, McQuay-Norris, ACDelco and Nakata	Steering, suspension and driveline components
Eliminations and other	(17)	(1)%

Net sales of continuing operations	1,797

Discontinued Operations
Commercial Distribution European products(1)	237			Quinton Hazell and other	Cooling, transmission, steering and suspension, brake, shock absorber, electrical and filter products

Net sales	$2,034

(1)	We committed to a plan to sell the Commercial Distribution European products business in the fourth quarter of 2009 and sold it on February 2, 2010.

Filtration Products. We are a leading designer, manufacturer, marketer and distributor of a broad range of filtration products for the aftermarket. Based on 2009 net sales, we believe we hold the #1 market position in North America. In addition, we also manufacture filtration products in Europe and South America. We are one of the few aftermarket suppliers of both heavy-duty and light-duty filters. Our filtration product lines include oil, fuel, air and other filters for automobiles, trucks and off-road equipment. We sell our filtration products into the three primary distribution channels—traditional, retail and OES.

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

Brake Products. We are a leading designer, manufacturer, marketer and distributor of a broad range of brake products for the aftermarket. Based on 2009 net sales, we believe we hold the #1 market position in North America for brake components. Our products include master cylinders, wheel cylinders, hardware and hydraulics, drums, shoes, linings, bonded/riveted segments, rotors, brake pads, calipers and castings. We sell our brake products into the three primary distribution channels—traditional, retail and OES.

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

This product category has and is expected to continue to have one of the highest growth rates in the aftermarket due to the high level of SUVs, cross-over vehicles and other heavy vehicles in the overall fleet mix which tend to generate greater wear of brake system products.

Commercial Distribution South America Products. We manufacture and/or distribute products in Brazil and Argentina, including: pumps, universal joint kits, axle sets, shocks, steering, filtration products and suspension parts. We believe we hold the #3 position as a distributor of aftermarket parts in Brazil and the #1 position in several product lines.

Chassis Products. We are a leading designer, manufacturer, marketer and distributor of a broad range of chassis products for the aftermarket. Based on 2009 net sales, we believe we hold the #2 market position in North America for chassis products. Our chassis parts include steering, suspension and driveline products such as ball joints, tie rods, Pitman arms, idler arms, drag links, control arms, center links, stabilizers and other related parts. In addition to our own brands, including Nakata, Raybestos and McQuay-Norris, we provide private label products for NAPA and other customers. We sell our chassis products into the three primary distribution channels—traditional, retail and OES.

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

Eliminations and Other. This category consists of inter company sales eliminations between product grouping.

Discontinued Operations - Commercial Distribution European Products. As noted above, on February 2, 2010, the Company sold its Commercial Distribution European division, which sells primarily under the Quinton Hazell® brand name. As a result of the sale, the Commercial Distribution Europe segment is now classified as discontinued operations in the Company’s Consolidated Financial Statements and the accompanying notes for all periods presented.

Further information relating to the Company’s reportable operating segments, for the three most recent fiscal years, appears in Note 18 of the Notes to the Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data.”

Sales Channels and Customers

We distribute our products across several sales channels, including traditional, retail and OES channels. Approximately 29% and 8% of our 2009 net sales from continuing operations were derived from our two largest customers, NAPA and CARQUEST, respectively (See “Risk Factors—Our Business would be materially and adversely affected if we lost any of our larger customers”). During 2009, we derived 60% of our net sales from the United States and 40% of our net sales from other countries.

We have maintained long-standing relationships with many of our top customers. Some of our most significant customers include NAPA, CARQUEST, ADN, ACDelco, Federated, Parts Plus, Uni-Select, Les Schwab, the Alliance, and O’Reilly Auto Parts, each of which is a key player in the aftermarket.

The following table provides a description of the primary sales channels to which we supply our products:

Primary Sales Channels	Description	Customers
Traditional	Warehouses and distribution centers that supply local distribution outlets, which sell to professional installers.	NAPA, CARQUEST, Federated, ADN, the Alliance and Uni-Select

Retail and Mass Merchant	Retail stores, including national chains that sell replacement parts directly to consumers (the DIY market) and to some professional installers.	O’Reilly Auto Parts

OES	Vehicle manufacturers and service departments at vehicle dealerships.	ACDelco, Robert Bosch, TRW Automotive and Chrysler

The traditional channel is important to us because it is the primary source of products for professional installers. We believe that the quality and reputation of our brands for form, fit, and function promotes significant demand for our products from these installers and throughout the aftermarket supply chain. We have many long-standing relationships with leading distributors in the traditional channel such as NAPA and CARQUEST, for whom we have manufactured products for 42 and 20 years, respectively.

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

In addition, as the aftermarket becomes more electronically integrated, customers often prefer to receive their application information electronically as well as in print form. We provide both printed and electronic catalog media. We also provide products which are problem solvers for professional installers, such as alignment products that allow installers to properly align a vehicle, even though the vehicle was not equipped with adjustment features. We provide many other support features, such as technical support hot lines and training and electronic systems which interface with customers and conform to aftermarket industry standards.

Intellectual Property

The Company strategically manages its portfolio of patents, trade secrets, copyrights, trademarks and other intellectual property.

We maintain and have pending in excess of 300 patents and patent applications on a worldwide basis. These patents expire over various periods up to the year 2028. The Company does not materially rely on any single patent, nor will the expiration of any single patent materially affect the Company’s business. The Company has proprietary trade secrets, technology, know-how, processes, and other intellectual property rights that are not registered.

Trademarks are important to the Company’s business activities. The Company has a robust worldwide program of trademark registration and enforcement to maintain and strengthen the value of the trademarks and prevent the unauthorized use of the trademarks. The RAYBESTOS and WIX trade names are highly recognizable to the public and are valuable assets. Additionally, the Company uses numerous other trademarks which are registered worldwide. We maintain more than 1,150 active trademark registrations and applications worldwide.

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

With our commitment to globalization, we are subject to increases in freight costs due to increased oil prices. During 2009 oil prices decreased in comparison to the prior year. The decrease in oil prices during 2009 had a positive affect on products such as filtration media and oil based products. Steel prices decreased in 2009 in comparison to the prior year which had a positive affect on certain products. The U.S. dollar strengthened during 2009 and it had a positive impact on the purchasing of raw materials and finished goods from our international sources. We will continue to review our purchasing and sourcing strategies for opportunities to reduce costs.

Seasonality

In a typical year, we build inventory during the first and second quarters to accommodate our peak sales during the second and third quarters. Our working capital requirements therefore tend to be highest from March through August. In periods of weak sales, inventory can increase beyond typical levels, as our product delivery lead times are less than two days while certain components we purchase from overseas require lead times of approximately 90 days.

Backlog

Substantially all of the orders on hand at December 31, 2009 are expected to be filled during 2010. The Company does not view its backlog as being insufficient, excessive or problematic, or a significant indication of 2010 sales.

Research and Development Activities

We provide information regarding our research and development activities in Note 4 to our consolidated financial statements, which is included in Item 8 of this report.

Competition

The brake aftermarket is comprised of several large manufacturers: our Company, Federal Mogul Corp. under the brand name Wagner, Honeywell International Inc. under the brand name Bendix, and Cardone Industries, Inc. under the brand name A1 Cardone. The light-duty filter aftermarket is comprised of several large U.S. manufacturers: our Company, United Components, Inc. under the brand name Champ, Honeywell International Inc. under the FRAM brand and Purolator Filters NA LLC under the Purolator brand, along with several international light-duty filter suppliers. The heavy-duty filter aftermarket is comprised of several manufacturers: our Company, Cummins, Inc. under the brand name Fleetguard, CLARCOR Inc. under the brand name Baldwin, and Donaldson Company Inc. under the brand name Donaldson. The chassis aftermarket is comprised primarily of two large U.S. manufacturers: our Company and Federal Mogul Corp. under the brand name Moog, along with some international chassis suppliers. We compete on, among other things, quality, price, service, brand reputation, delivery, technology and product offerings.

Employees

As of December 31, 2009, we had 11,572 employees (including Commercial Distribution Europe), of whom 5,682 were employed in North America, 2,331 were employed in Asia, 1,873 were employed in Europe, and 1,686 were employed in South America. The Commercial Distribution Europe segment had 793 employees. Approximately 23% of our employees are salaried and the remaining 77% of our employees are hourly. As of December 31, 2009, approximately 3% of our 3,978 U.S. employees and approximately 17% of our 342 Canadian employees were represented by unions. We consider our relations with our employees to be good.

Environmental Matters

We are subject to a variety of federal, state, local and foreign environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the emission of noise and odors, the management and disposal of hazardous substances or wastes, the clean-up of contaminated sites and human health and safety. Some of our operations require environmental permits and controls to prevent or reduce air and water pollution, and these permits are subject to modification, renewal and revocation by issuing authorities. Contamination has been discovered at certain of our owned properties, which is currently being monitored and/or remediated. We are not aware of any contaminated sites which we believe will result in material liabilities; however, the discovery of additional remedial obligations at these or other sites could result in significant liabilities. Accounting Standards Codification (“ASC”) Topic 410 Asset Retirement and Environmental Obligations, requires that a liability for the fair value of an Asset Retirement Obligation (“ARO”) be recognized in the period in which it is incurred if it can be reasonably estimated, with the offsetting associated asset retirement costs capitalized as part of the carrying amount of the long-lived asset.

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

Internet Availability

Available free of charge through our internet website, www.affiniagroup.com, under the investor relations tab are our recent filings of forms 10-K, 10-Q, 8-K and amendments to those reports filed with the Securities and Exchange Commission. These reports can be found on our internet website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. The information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with the Securities and Exchange Commission (SEC).

Item 1A.	Risk Factors

If any of the following events discussed in the following risks were to occur, our results of operations, financial conditions, or cash flows could be materially affected. Additional risks and uncertainties not presently known by us may also constrain our business operations.

Continued volatility and disruption to the global capital and credit markets and the economy more broadly has and may continue to adversely affect our results of operations and financial condition, as well as our ability to access credit and has and may continue to adversely affect the financial soundness of our customers and suppliers.

Recently, the global capital and credit markets have been experiencing a period of significant uncertainty, characterized by the bankruptcy, failure, collapse or sale of various financial institutions and a considerable level of intervention from the United States federal government. These conditions have adversely affected the demand for our products and services and, therefore, reduced purchases by our customers, which has negatively affected our revenue growth and caused a decrease in our profitability. In addition, interest rate fluctuations, financial market volatility or credit market disruptions may limit our access to capital, and may also negatively affect our customers’ and our suppliers’ ability to obtain credit to finance their businesses on acceptable terms. As a result, our customers’ need for and ability to purchase our products or services may decrease, and our suppliers may increase their prices, reduce their output or change their terms of sale. If our customers’ or suppliers’ operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, our customers may not be able to pay, or may delay payment of, accounts receivable owed to us, and our suppliers may restrict credit or impose different payment terms. Any inability of customers to pay us for our products and services, or any demands by suppliers for different payment terms, may adversely affect our earnings and cash flow.

As the contraction of the global capital and credit markets has spread throughout the broader economy, the United States and other major markets around the world have experienced very weak or negative economic growth. These recessionary conditions have and will continue to impact demand for our products by consumers. Although many vehicle maintenance and repair expenses are non-discretionary, difficult economic conditions may reduce miles driven and thereby increase periods between maintenance and repairs.

Our substantial leverage could harm our business by limiting our available cash and our access to additional capital and, to the extent of our variable rate indebtedness, exposing us to interest rate risk.

As a result of the Acquisition in 2004 and refinancing in 2009, we are highly leveraged. This leverage may limit our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions, restructuring and general corporate or other purposes, limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our less leveraged competitors. Further volatility in the credit markets could adversely impact our ability to obtain favorable terms on financing in the future. In addition, a substantial portion of our cash flows from operations must be dedicated to the payment of principal and interest on our indebtedness and is not available for other purposes, including our operations, capital expenditures and future business opportunities. We may be more vulnerable than a less leveraged company to a downturn in the general economic conditions or in our business, or we may be unable to carry out capital spending that is important to our growth. We may be vulnerable to interest rate increases, as certain of our borrowings, including those under our ABL Revolver, are at variable rates. We can give no assurance that our business will generate sufficient cash flow from operations, that revenue growth or operating improvements will be realized, or that future borrowings will be available under our ABL Revolver in an amount sufficient to enable it to service its indebtedness or to fund other liquidity needs.

Our business would be materially and adversely affected if we lost any of our larger customers.

For the year ended December 31, 2009, approximately 29% and 8% of our net sales from continuing operations were to NAPA and CARQUEST, respectively. To compete effectively, we must continue to satisfy these and other customers’ pricing, service, technology and increasingly stringent quality and reliability requirements. Additionally, our revenues may be affected by decreases in NAPA’s or CARQUEST’s business or market share. Consolidation among our customers may also negatively impact our business. We cannot provide any assurance as to the amount of future business with these or any other customers. While we intend to continue to focus on retaining and winning these and other customers’ business, we may not succeed in doing so. Although business with any given customer is typically split among numerous contracts, the loss of, or significant reduction in purchases by, one of those major customers could materially and adversely affect our business, results of operations and financial condition.

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

Increasing costs for manufactured components, raw materials, and energy prices may adversely affect our profitability.

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

We have significant manufacturing operations outside the United States, including joint ventures and other alliances. In 2009, approximately 40% of our net sales originated outside the United States. Risks inherent in international operations include:

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

Increases in crude oil and energy prices could reduce global demand for and use of automobiles and increase our costs, which could have an adverse effect on our profitability.

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

We are subject to a substantial number of costly regulations. In particular, we are required to comply with frequently changing and increasingly stringent requirements of federal, state and local environmental and occupational safety and health laws and regulations in the United States and other countries, including those governing emissions to air, discharges to air and water, and the creation and emission of noise and odor; the generation, handling, storage, transportation, treatment and disposal of waste materials; and the cleanup of contaminated properties and occupational health and safety. We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, third party property damage or personal injury claims, or costs to upgrade or replace existing equipment, as a result of violations of or liabilities under environmental, health and safety laws or non-compliance with environmental permits required at our facilities. In addition, many of our current and former facilities are located on properties with long histories of industrial or commercial operations. Because some environmental laws can impose joint and several liability for the entire cost of cleanup upon any of the current or former owners or operators, regardless of fault, we could become liable for investigating and/or remediating contamination at these properties if contamination requiring such activities is discovered in the future. We cannot assure that we have been, or will at all times be, in complete compliance with all environmental requirements, or that we will not incur material costs or liabilities in connection with these requirements in excess of amounts we have reserved. In addition, environmental requirements are complex, change frequently and have tended to become more stringent over time. These requirements may change in the future in a manner that could have a material adverse effect on our business, results of operations and financial condition. We have made and will continue to make expenditures to comply with environmental requirements. These requirements, responsibilities and associated expenses and expenditures, if they continue to increase, could have a material adverse effect on our business and results of operations. While our costs to defend and settle claims arising under environmental laws in the past have not been material, we cannot assure you that this will remain the case in the future. For more information about our environmental compliance and potential environmental liabilities, see “Item 1. Business—Environmental Matters” and “Item 3. Legal Proceedings.”

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

Price competition from other aftermarket manufacturers particularly those based in lower cost countries have historically played a role and may play an increasing role in the aftermarket sectors in which we compete. Pricing pressures have historically been more prevalent with respect to our brake products than our other products. While aftermarket manufacturers in these locations have historically competed primarily in markets for less technologically advanced products and manufactured a limited number of products, many are expanding their manufacturing capabilities to produce a broad range of lower cost, higher quality products and provide an expanded product offering. The pressure from these low cost sources was partially alleviated in our drum and rotor products due to the acquisition of Haimeng. In the future, competitors in Asia or other low cost sources may be able to effectively compete in our premium markets and produce a wider range of products which may force us to move additional manufacturing capacity offshore and/or lower our prices, reducing our margins and/or decreasing our net sales.

We must successfully maintain and/or upgrade our information technology systems.

We rely on various information technology systems to manage our operations. We are currently implementing modifications and upgrades to our systems, including making changes to legacy systems, replacing legacy systems with successor systems with new functionality and acquiring new systems with new functionality. These types of activities subject us to inherent costs and risks associated with replacing and changing these systems, including impairment of our ability to fulfill customer orders, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time, and other risks and costs of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. Our system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, the implementation of new technology systems may cause disruptions in our business operations and have an adverse effect on our business and operations, if not anticipated and appropriately mitigated.

The introduction of new and improved products and services may reduce our future sales.

Improvements in technology and product quality may extend the longevity of automotive parts and delay aftermarket sales. In particular, in our oil filter business the introduction of oil change indicators and the use of synthetic motor oils may further extend oil filter replacement cycles. The introduction of electric, fuel cell and hybrid automobiles may pose a long-term risk to our business because these vehicles may alter demand for our primary product lines. In addition, the introduction by OEMs of increased warranty and maintenance service initiatives, which are gaining popularity, have the potential to decrease the demand for our products in the traditional and retail sales channels.

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

Although we expect to realize cost savings as a result of restructuring, we may not be able to achieve the level of benefits that we expect to realize or we may not be able to realize these benefits within the timeframes we currently expect. We have rationalized many domestic manufacturing operations in order to alleviate redundant capacity and reduce our cost structure. This restructuring has involved the movement of some U.S. and Canadian production to Mexico, South America and Asia. Our ability to achieve cost savings could be affected by a number of factors. Since our restructuring efforts focus on increasing our international presence, they will exacerbate the risks described above relating to our non-U.S. operations. Changes in the amount, timing and character of charges related to the restructuring, failure to complete or a substantial delay in completing the restructuring and planned divestitures or the receipt of lower proceeds from such divestitures than currently is anticipated could have a material adverse effect on us. Our cost savings is also predicated upon maintaining our sales levels.

Our intellectual property portfolio is subject to legal challenges.

We have developed and actively pursue developing a considerable amount of proprietary technology in the automotive industry and rely on intellectual property laws and a number of patents to protect such technology. In doing so, we incur ongoing costs to enforce and defend our intellectual property. We also face increasing exposure to the claims of others for infringement of intellectual property rights. We cannot assure that we will not incur material intellectual property claims in the future or that we will not incur significant costs or losses related to such claims. We also cannot assure that our proprietary rights will not be invalidated or circumvented.

Work stoppages or similar difficulties could significantly disrupt our operations.

As of December 31, 2009, 116 U.S. employees and 57 of our Canadian employees were represented by unions. It is possible that our workforce will become more unionized in the future. We may be subject to work stoppages and may be affected by other labor disputes. A work stoppage at one or more of our plants may have a material adverse effect on our business. Unionization activities could also increase our costs, which could have an adverse effect on our profitability.

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

Cypress controls us and may have conflicts of interest with us or the holders of our notes in the future.

Cypress beneficially owns 61% of the outstanding shares of our common stock. As a result, Cypress has control over our decisions to enter into any corporate transaction and has the ability to prevent any transaction that requires the approval of stockholders regardless of whether or not other stockholders or note holders believe that any such transactions are in their own best interests. Additionally, Cypress is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. So long as Cypress continues to own a significant amount of the outstanding shares of our common stock, even if such amount is less than 50%, it will continue to be able to strongly influence or effectively control our decisions.

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act. Failure to comply with the requirements of Section 404 or any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the credit ratings and trading price of our debt securities.

We are not currently an “accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. As required by Section 404 of the Sarbanes-Oxley Act of 2002, we have provided an internal control report with this Annual Report, which includes management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the year. Beginning with our Annual Report for the year ending December 31, 2010, our independent registered public accounting firm will also be required to issue a report on their evaluation of the effectiveness of our internal control over financial reporting. Our assessment requires us to make subjective judgments and our independent registered public accounting firm may not agree with our assessment. If we or our independent registered public accounting firm were unable to conclude that our internal control over financial reporting was effective as of the relevant period, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our debt securities, negatively affect our credit rating, and affect our ability to borrow funds on favorable terms.

We may be required to recognize impairment charges for our long-lived assets.

At December 31, 2009, the net carrying value of long-lived assets (property, plant and equipment) totaled approximately $199 million. We recorded an impairment charge in 2009 related to the discontinued operation of Commercial Distribution Europe due to a reduction in market value of its operations. In accordance with generally accepted accounting principles, we periodically assess our long-lived assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may result in charges to long-lived asset impairments. Future impairment charges could significantly affect our results of operations in the periods recognized. Impairment charges would also reduce our consolidated net worth and increase our debt to total capitalization ratio, which could negatively impact our access to the public debt and equity markets.

We could be required to record a material non-cash charge to income if our recorded intangible assets or goodwill is impaired, or if we shorten intangible asset useful lives.

We have $192 million of recorded intangible assets and goodwill on our consolidated balance sheet as of December 31, 2009. These assets may become impaired with the loss of significant customers or a decline of profitability. In assessing the recoverability of goodwill, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective reporting unit. If these estimates or related projections change in the future, we may be required to record impairment charges for goodwill at that time. If our trade names carrying values exceed fair value we will be required to record an impairment charge.

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

Business disruptions could seriously affect our future sales and financial condition or increase our costs and expenses.

Our business may be impacted by disruptions including, but not limited to, threats to physical security, information technology, or public health crises. Any of these disruptions could affect our internal operations or services provided to customers, and could impact our sales, increase our expenses or adversely affect our reputation.

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

	Manufacturing facilities	Distribution & Warehouse facilities	Other facilities
United States	9	12	8
Canada	1	2	1
Mexico	5	1	2
Europe	6	17	2
South America	5	23	1
Asia	3	—	1

Total	29	55	15

The other facilities around the globe include 5 facilities that have been closed as part of our restructuring programs, 9 sales and administration offices and 1 non operational storage site. Approximately 55% of our principal manufacturing facilities are brake production facilities, 24% are filtration production facilities, 4% are chassis production facilities, and 17% relates to other production facilities. Of the total number of principal manufacturing facilities, approximately 72% of such facilities are owned and 28% are leased. The table above includes the Commercial Distribution Europe segment that we sold on February 2, 2010, which included 4 manufacturing facilities, 16 distribution & warehouse facilities and 1 other facility.

Item 3.	Legal Proceedings

On March 31, 2008, a class action lawsuit was filed by S&E Quick Lube Distributors, Inc. of Utah against several auto parts manufacturers for allegedly conspiring to fix prices for replacement oil, air, fuel and transmission filters. Several auto parts companies are named as defendants, including Champion Laboratories, Inc., Purolator Filters NA LLC, Honeywell International Inc., Cummins Filtration Inc., Donaldson Company, Baldwin Filters Inc., Bosch USA., Mann + Hummel USA Inc., ArvinMeritor Inc., United Components Inc and Wix Filtration Corp LLC (“Wix”), one of our subsidiaries. The lawsuit is currently pending as a consolidated Multi-District Litigation (“MDL”) Proceeding in Chicago, IL because of multiple “tag-along” filings in several jurisdictions. Two suits have also been filed in the Canadian provinces of Ontario and Quebec. Wix, along with other named defendants, have filed various motions to dismiss Plaintiffs’ complaints, which were denied by the court in December 2009, but are currently the focus of motions to reconsider. Initial discovery has begun in the case. Significantly, the U.S. Justice Department has recently closed its investigation into this matter. Affinia believes that Wix did not have significant sales in this particular market at the relevant time periods so we currently expect any potential exposure to be immaterial.

By letter dated March 4, 2010, Butzel Long, attorneys for Delphi Corporation, requested that the United States Bankruptcy Court for the Southern District of New York issue a summons in Case No. 07-02198 to Affinia Group Inc. and certain subsidiaries seeking recovery of certain allegedly avoidable transfers in the amount of $17 million. Affinia Group Inc. has not yet been served with the requested summons and compliant. We believe the action is without merit and intend to vigorously defend ourselves in this matter.

The Company has various accruals for civil product liability and other costs. If there is a range of equally probable outcomes, we accrue the lower end of the range. The Company has $1 million accrued as of December 31, 2008 and December 31, 2009, respectively. There are no recoveries expected from third parties.

Item 4.	Removed and Reserved

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Shares

No trading market for our common stock currently exists. As of March 16, 2010, our parent, Affinia Group Holdings Inc., was the sole holder of our common stock. The Company has never declared or paid any cash dividends on its common stock. We intend to retain all current and foreseeable future earnings to support operations. Our senior credit facilities and our senior subordinated notes indenture restrict our ability to pay cash dividends on our common stock. For information in respect of securities authorized under our equity compensation plan, see “Item 11. Executive Compensation.”

The following table provides information about Affinia Group Holdings Inc.’s shares of common stock that may be issued upon the exercise of options under its existing equity compensation plans as of December 31, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders(1):	175,638	$100.00	51,362

Total	175,638	$100.00	51,362

(1)	This plan consists of the Affinia Group Holdings Inc. 2005 Stock Incentive Plan. See “Item 11. Executive Compensation” for a description of the plan.

Item 6.	Selected Consolidated and Combined Financial Data

Affinia Group Intermediate Holdings Inc. was formed in connection with the Acquisition. The financial statements included in this report are the consolidated financial statements of Affinia Group Intermediate Holdings Inc. The selected financial data are derived from our financial statements. The financial data as of December 31, 2008 and 2009 and for the years ended December 31, 2007, 2008, and 2009 are derived from the audited financial statements contained under “Item 8. Financial Statements and Supplementary Data.” The selected financial data as of December 31, 2005, December 31, 2006 and December 31, 2007; and for the years ended December 31, 2005 and 2006, are derived from audited financial statements of the Company.

You should read the following data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.” (Dollars in Millions)

	Year Ended December 31,
	2005	2006	2007	2008	2009
Statement of income data:(1)
Net sales	$1,872	$1,892	$1,857	$1,915	$1,797
Cost of sales	(1,613)	(1,550)	(1,512)	(1,546)	(1,429)

Gross profit	259	342	345	369	368
Selling, general and administrative expenses	(228)	(298)	(276)	(276)	(267)
Income from settlement(2)	—	—	15	—	—
Loss on disposition of Beck Arnley(3)	(21)	—	—	—	—

Operating profit	10	44	84	93	101
Gain on extinguishment of debt	—	—	—	—	8
Other income, net	6	7	4	(3)	5
Interest expense	(54)	(58)	(59)	(56)	(69)

Income (loss) before taxes and noncontrolling interest	(38)	(7)	29	34	45
Income tax provision (benefit)	(6)	(5)	6	18	22
Equity in income, net of tax	—	—	—	—	1

Net income (loss) from continuing operations	(32)	(2)	23	16	24
Income (loss) from discontinued operations, net of tax	2	(3)	(17)	(19)	(61)

Net income (loss)	(30)	(5)	6	(3)	(37)
Less: Net income attributable to noncontrolling interest, net of tax	—	—	—	—	(7)

Net income (loss) attributable to the Company	$(30)	$(5)	$6	$(3)	$(44)

Statement of cash flows data:
Net cash (used in) from operations:
Operating activities	$101	$22	$1	$48	$55
Investment activities	(52)	(21)	(16)	(75)	(36)
Financing activities	(49)	(15)	—	51	(35)
Other financial data:
Capital expenditures	$35	$24	$30	$25	$31
Depreciation and amortization(4)	41	41	30	34	36
Balance sheet data (end of period): (5)
Cash and cash equivalents	$82	$70	$59	$77	$65
Total current assets	907	896	970	994	973
Total assets	1,440	1,381	1,457	1,515	1,483
Total current liabilities	408	389	401	467	437
Total non-current liabilities	657	609	622	632	609
Shareholder’s equity(6)	375	383	434	416	437

(1)	In accordance with ASC Topic 360, the Commercial Distribution Europe segment is accounted for as a discontinued operation. The consolidated statements of operations for all periods presented have been adjusted to reflect this segment as a discontinued operation.
(2)	Affinia received a general unsecured nonpriority claim against Dana relating to a settlement in 2007. The claim was monetized for $15 million and was recorded as income from the settlement (Refer to Note 4 Settlement, which is included in Item 8 of this report).
(3)	On March 31, 2005, the Company completed the legal sale of its subsidiary, Beck Arnley Worldparts Corporation (“Beck Arnley”) to Heritage Equity Group, pursuant to a stock purchase agreement. In connection with the transaction, Affinia recognized a pre-tax loss on the sale of $21 million. The transaction did not qualify as a sale under accounting rules and could not be presented as a discontinued operation.

(4)	The depreciation and amortization expense excludes the Commercial Distribution Europe segment. The consolidated cash flow statement, which is included in Item 8 of this report, includes the Commercial Distribution Europe segment.
(5)	For presentation purposes, the various balance sheet line items as of December 31, 2005 within the table have not been modified to reflect the 2005 disposition of Candados Universales de Mexico, S.A. de C.V. (“Cumsa”) as such a presentation would not be materially different. Additionally, the various balance sheet line items as of December 31, 2005, 2006, 2007 and 2008 have not been modified to reflect the discontinued operation of the Commercial Distribution Europe segment.
(6)	Effective January 1, 2009, the Company changed the accounting for and reporting of minority interest (now called noncontrolling interest) in our consolidated financial statements as required under ASC Topic 810, Consolidation. Upon adoption, applicable prior period amounts have been retrospectively changed to conform. The noncontrolling interest was reclassified to the equity section of the balance sheet.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

We are a global leader in the on and off-highway replacement products and services industry. Our extensive aftermarket product offering fits nearly every car, truck, off-highway and agricultural make and model, allowing us to serve as a full line supplier to our customers. We derive approximately 98% of our sales from this industry and, as a result, are not directly affected by the market cyclicality of the automotive original equipment manufacturers. Our broad range of brake, filtration, chassis products and other products are sold globally.

We believe our key global advantages as a leading on and off-highway replacement products and services company are our broad product offering, quality products, brand recognition (e.g., Wix and Raybestos), value-added services, and distribution and global sourcing capabilities. Due to these key advantages, we believe we hold the #1 market position in North America in filtration products and in brake product sales and the #2 market position in North America in chassis product sales. Additionally, we hold a significant presence in South America and Europe, which we believe is demonstrated by our number three position as a distributor of aftermarket products in Brazil, our number one position in filtration products in Poland and our leading position in other products in various other countries.

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

Acquisition and Global Growth

To successfully compete in today’s global market-driven economy, Affinia is focused on becoming a world class global manufacturer and distributor of on and off-highway replacement products and services. During the fourth quarter of 2008 Affinia’s affiliate, Affinia Acquisition LLC, purchased an 85% ownership in Haimeng, which is one of the world’s largest drum and rotor manufacturing companies. Haimeng, which is the subsidiary of Affinia Hong Kong Limited, significantly expands Affinia’s worldwide manufacturing capacity for high-quality brake components. The acquisition also provides Affinia with a strategic opportunity for continued market expansion through Haimeng’s current aftermarket customer base in Asia and Europe. This new business venture clearly reinforces our commitment to excelling as a major global manufacturer of aftermarket products. We have purchased products from Haimeng for a number of years and can attest to the quality of its manufacturing assets and the talent of its staff and management team. The combination of Affinia and Haimeng gives us world-class manufacturing in China, while enhancing our market access for growth around the world.

We are focusing on expanding our manufacturing capabilities globally to position us to take advantage of global growth opportunities. Currently, we have manufacturing and distribution operations in North America, South America, Asia and Europe. We have recently completed or are in the process of completing the following transformation projects:

•

As discussed above effective October 31, 2008, Affinia Acquisition LLC purchased a controlling interest in HBM Investment Limited, a Hong Kong company, now known as Affinia Hong Kong Limited (“Affinia Hong Kong”). Affinia Hong Kong owns Haimeng, one of the world’s largest drum and rotor manufacturing companies, which is located in China. Haimeng has over 1 million square feet of modern manufacturing and machining capacity.

•	During the fourth quarter of 2008, we started production of brake products at a new facility in northern Mexico. We are in the process of ramping up to full capacity at this new facility.

•

We recently completed our 50% owned manufacturing site in India. The testing and manufacturing of brake friction products began during the fourth quarter of 2008, and initial shipments began in the first quarter of 2009. As of the end of 2009, we are still in the process of ramping up to full capacity at this facility.

•	We opened a new filter manufacturing plant in Ukraine on April 1, 2007 to help meet increased demand for filtration products in Eastern Europe. The plant was fully operational in 2009.

•

Our first filter manufacturing operation in Mexico opened in the third quarter of 2007. During 2008, the manufacturing operation was brought up to its full capabilities. This operation serves markets in North America. We are currently expanding our distribution capabilities at this operation to increase our sales in the Mexican market.

These new business ventures reinforce our commitment to expanding our position as a global manufacturer. The chart below illustrates our global position based on manufacturing square feet as of December 31, 2009.

As the chart shows, our manufacturing capabilities are spread throughout North America, Asia, Europe and South America. In the last four years the diversification of our manufacturing locations has transformed us from a domestic manufacturer to a global manufacturer with a significant portion of our manufacturing base in low cost countries. We are also focusing on growing our business in emerging markets as we continue to diversify our global manufacturing and distribution capabilities. We will continue to expand our global capabilities as we pursue our objective of becoming a world class on and off-highway replacement products and services company. We categorize our customers into three channels (1) traditional distributors, (2) retailers and (3) OES. OES consists primarily of vehicle manufacturers’ service departments at vehicle dealerships. As the majority of our sales are to traditional distributors and retailers rather than to OES, the closure of a large number of automotive dealerships in connection with the bankruptcies of General Motors and Chrysler may benefit our business if vehicle owners who previously relied on dealership service centers turn to traditional aftermarket distributors and retailers.

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

Restructuring Activities

We announced at the end of 2005 a restructuring plan that is referred to herein as the comprehensive restructuring. We are in the process of completing the comprehensive restructuring program. Near the end of 2009 we approved the closure of another facility, which is referred to herein as other restructuring.

Comprehensive Restructuring

In connection with the comprehensive restructuring, we have recorded $154 million in restructuring costs to date. We recorded $23 million in 2005, $40 million in 2006, $38 million in 2007, $40 million in 2008, and $13 million in 2009. We forecast that the comprehensive restructuring program will result in approximately $161 million in restructuring costs, which exceeds preliminary expectations of $152 million. We anticipate that we will incur approximately $7 million more in restructuring costs during 2010 to complete the closure of the previously announced facilities. The restructuring activities and the disposition of the Commercial Distribution Europe segment have had favorable impacts on our gross margin over the last four years as shown in the chart below:

We have closed 46 facilities over the last four years in connection with our two restructuring plans. The acquisition restructuring plan commenced in 2005 and was mainly completed during that year. The comprehensive restructuring plan was announced in December 2005 and will be completed by the end of 2010. We have closed many plants over the last few years and we have two more plants that have been announced for closure that are still in the process of being closed (Milton Ontario and Litchfield Illinois). Once these two plants close in 2010 we will have completed the comprehensive restructuring plan.

In connection with the comprehensive restructuring, we recorded $154 million in restructuring costs to date. The restructuring costs are recorded in selling, general and administrative expense, cost of sales, and as part of discontinued operations and are disclosed by year in the chart below (Dollars in Millions).

	Discontinued Operations	Selling, General and Administrative Expenses	Cost of Sales	Total
2005	$—	$2	$21	$23
2006	1	38	1	40
2007	12	23	3	38
2008	12	27	1	40
2009*	2	10	1	13

Total	$27	$100	$27	$154

*	The total restructuring costs for 2009 were $14 million. The comprehensive restructuring plan accounted for $13 million and $1 million was for the Mississauga restructuring plan.

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

With the comprehensive restructuring plan nearing completion we have accomplished a major transformation. We anticipate from time to time further refinements through continued restructuring.

Other Restructuring

At the end of 2009 we approved the closure of our distribution operations located in Mississauga, Ontario, Canada. The operations are expected to close by the end of the first quarter of 2010. The closure of this operation is part of the Company’s continuing effort to improve its distribution system and serve the replacement parts market effectively and efficiently. This closure is expected to result in the Company incurring pre-tax charges of approximately $5 million. The charges are comprised of employee severance costs of $1 million, lease termination costs of $2 million and other trailing liabilities of $2 million. We incurred approximately $1 million in severance costs in the fourth quarter of 2009 related to the closure of this facility.

Disposition

As part of our strategic plan we committed to a plan to sell our Commercial Distribution Europe business unit during the fourth quarter of 2009. Subsequently, on February 2, 2010, we sold this business unit for approximately $12 million subject to post closing adjustments. Our Commercial Distribution Europe business unit, also known as Quinton Hazell, is a diverse aftermarket manufacturer and distributor of automotive components throughout Europe. Quinton Hazell’s financial performance did not meet our strategic financial metrics, as evidenced by a 2009 pre-tax loss of $84 million, of which $75 million related to an impairment of assets.

Nature of Business

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

Business Environment

Our Markets. According to Automotive Aftermarket Industry Association, the U.S. aftermarket was forecasted to slow down by 1.3% during 2009 and grow by 4.5% in 2010. We believe that the aftermarket will grow as a result of continuing increases in (1) the light vehicle population, (2) the average age of vehicles, (3) the total number of miles driven (despite recent declines) and (4) the prevalence of SUVs and lighter trucks in the fleet mix, since larger vehicles place greater wear on components such as brake systems and chassis components. SUVs and the lighter truck sales have decreased recently due to higher energy costs; however, overall the fleet mix contains more SUVs and light trucks than in any previous 10 year period. Growth in sales in the aftermarket does not always have a direct correlation to sales growth for aftermarket suppliers like us. For example, as automotive parts distributors have consolidated during the past several years, they have reduced purchases from manufacturers as they focused on reducing their combined inventories. The automotive distributors are also focused on reducing inventories due to the recent decline in miles driven.

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

Global Developments. The aftermarket has also experienced increased price competition from manufacturers based in China and other lower cost countries. We responded to this challenge by our affiliate acquiring one of the largest drum and rotor manufacturers in the world, Haimeng located in China, and by expanding with new plants in India, Mexico and Ukraine. Additionally, we are meeting this challenge through restructuring and outsourcing initiatives, as well as through ongoing cost reduction programs.

Results of Operations

Year Ended December 31, 2009 compared to the Year Ended December 31, 2008

In accordance with ASC Topic 360, the Commercial Distribution Europe segment qualified as a discontinued operation. Previously reported consolidated statements of operations for all periods presented have been adjusted to reflect this segment as a discontinued operation. Consolidated sales decreased by $118 million in 2009 in comparison to 2008 due mainly to unfavorable foreign currency translation effects of $96 million. The following table summarizes the consolidated net sales results for the years ended December 31, 2008 and December 31, 2009 (Dollars in Millions):

	Consolidated Year Ended December 31, 2008	Consolidated Year Ended December 31, 2009	Dollar Change	Percent Change	Currency Effect
Net sales
Filtration products	$727	$713	$(14)	-2%	$(47)
Brake North America and Asia products	658	593	(65)	-10%	(14)
Commercial Distribution South America products	368	333	(35)	-10%	(35)
Chassis products	155	153	(2)	-1%	(2)

On and Off-highway segment	1,908	1,792	(116)	-6%	(98)
Brake South America segment	26	22	(4)	-15%	—
Eliminations and other	(19)	(17)	2	11%	2

Total net sales	$1,915	$1,797	$(118)	-6%	$(96)

On and Off-highway segment product sales decreased due to the following:

Filtration products sales decreased in 2009 in comparison to 2008 due to unfavorable foreign currency translation effects of $47 million, which were related to the weakening of the Polish Zloty, the Canadian Dollar, the Ukraine Hryvnia and the Mexican Peso against the U.S. Dollar. Offsetting the translation effects were increased sales in our Polish and Venezuelan operations.

Brake North America and Asia products sales decreased in 2009 in comparison to 2008 partially due to $14 million in unfavorable foreign currency translation effects. The decrease is also attributable to a decline in volume, which is related to the general softness in the aftermarket business relating to our branded products. Additionally, one of our customers ceased orders of certain of our brake products and as a result our sales decreased by $21 million. The same customer has increased its filtration orders so we anticipate only a marginal effect on consolidated sales. OES channels, which consist primarily of new vehicle manufacturers’ service departments at new vehicle dealerships, have also decreased orders due to recessionary pressures. We began to discontinue in 2006 OEM and co-manufacturing contracts, which were not profitable. The sales relating to these contracts have decreased since 2006 by approximately $100 million. The decrease relating to these contracts in 2009 in comparison 2008 was $9 million.

Commercial Distribution South America products sales decreased in 2009 in comparison to 2008 due to unfavorable foreign currency translation effects of $35 million. The general softness of the South American economies led to a decline in sales in most of our South American operations. However, our Brazilian distribution company offset the decline in sales as it continued to grow its market share even in unfavorable market conditions.

Chassis products sales decreased in 2009 in comparison to 2008 due to unfavorable foreign currency translation effects of $2 million, which were related to the weakening of the Canadian Dollar against the U.S. Dollar.

Brake South America segment sales for 2009 decreased in comparison to 2008 due to the closure of a facility in Argentina in 2008. The closed facility had approximately $7 million in sales in 2008. The closed facility mainly manufactured product for our Brake North America operations and Commercial Distribution South America operations. On a consolidated basis the closure did not result in a significant loss of sales.

In accordance with ASC Topic 360, the Commercial Distribution Europe segment qualified as a discontinued operation. Previously reported consolidated statements of operations for all periods presented have been adjusted to reflect this segment as a discontinued operation. The following table summarizes the consolidated results for the years ended December 31, 2008 and December 31, 2009 (Dollars in Millions):

	Consolidated Year Ended December 31, 2008	Consolidated Year Ended December 31, 2009	Dollar Change	Percent Change
Net sales	$1,915	$1,797	$(118)	–6%
Cost of sales(1)	(1,546)	(1,429)	117	–8%

Gross profit	369	368	(1)	—%
Gross margin	19%	20%
Selling, general and administrative expenses(2)	(276)	(267)	9	–3%
Selling, general and administrative expenses as a percent of sales	14%	15%

Operating profit (loss)
On and Off-highway segment	141	153	12	9%
Brake South America segment	(11)	(3)	8	73%
Corporate and other	(37)	(49)	(12)	–32%

Operating profit	93	101	8	9%
Operating margin	5%	6%
Gain on extinguishment of debt	—	8	8	NM
Other income (loss), net	(3)	5	8	267%
Interest expense	(56)	(69)	(13)	23%

Income from continuing operations before income tax provision, equity in income and noncontrolling interest	34	45	11	32%
Income tax provision	(18)	(22)	(4)	22%
Equity in income, net of tax	—	1	1	NM

Net income from continuing operations, net of tax	16	24	8	50%
Loss from discontinued operations, net of taxes(3)	(19)	(61)	(42)	NM

Net income (loss)	(3)	(37)	(34)	NM
Less: Net income attributable to noncontrolling interest, net of tax	—	(7)	(7)	NM

Net income (loss) attributable to the Company	$(3)	$(44)	$(41)	NM

(1)	We recorded $1 million in restructuring charges in cost of sales in 2008 and 2009.
(2)	We recorded $27 million and $11 million of restructuring costs in selling, general and administrative expenses for 2008 and 2009, respectively.
(3)	We recorded in our discontinued operations $12 million and $2 million in restructuring costs in 2008 and 2009, respectively.

NM (Not Meaningful)

Cost of sales/Gross margin. The gross margin improved to 20% in 2009 in comparison to 19% in 2008. In 2005 we embarked on a comprehensive restructuring program to transform our brake operations from a domestic manufacturer to a global manufacturer and distributor. We have completed the majority of the restructuring plan and as a result our gross margin improved due to cost savings realized in 2009.

Selling, general and administrative expenses. Our selling, general and administrative expenses for 2009 decreased from 2008 due mainly to a reduction in restructuring costs of $16 million. The higher restructuring expenses in 2008 were related to announcing the closure of six facilities in 2008 and, in contrast, we approved the closure of one facility in 2009. Offsetting the decrease in expense was a $3 million management fee charged by Cypress for services related to the refinancing and other advisory services. Cypress is the majority owner of and controls our parent, Affinia Group Holdings Inc.

Operating profit. The operating profit increased in 2009 in comparison to 2008 due to the increase in gross margin and the reduction in selling, general and administrative expenses. The On and Off-Highway segment operating profit increased in 2009 in comparison to 2008 despite a 6% decrease in sales. The operating profit increased due to an increase in gross margin percentage and a reduction in our selling, general and administrative costs. The Brake South America segment operating loss decreased in 2009 due to the reduction in operating costs from the closure of an Argentina facility in the middle of 2008.

Gain on extinguishment of debt. In June of 2009, Affinia Group Holdings Inc. purchased in the open market approximately $33 million in principal amount of the Subordinated Notes due 2014 and thereafter contributed such notes to Affinia Group Intermediate Holdings Inc., who contributed such notes to Affinia Group Inc. Affinia Group Inc. promptly surrendered such purchased notes for cancellation, which resulted in a pre-tax gain on the extinguishment of debt of $8 million in the second quarter of 2009.

Interest expense. Interest expense increased by $13 million during 2009 in comparison to 2008. On August 13, 2009 we refinanced our former term loan facility, revolving credit facility and accounts receivable facility. The refinancing consisted of the ABL Revolver and the Secured Notes, the proceeds of which were used to repay outstanding borrowings under our former term loan facility, revolving credit facility and accounts receivable facility, as well as to settle interest rate derivatives and to pay fees and expenses related to the refinancing. We recorded a write-off of $5 million to interest expense for unamortized debt issue costs associated with the former term loan facility, revolving credit facility and the accounts receivable facility. We also recorded $4.4 million in settlement costs and $0.2 million of accrued interest related to the termination of our interest rate swap agreements. The remaining increase in interest expense related to higher borrowing levels and rates.

Income tax provision. The income tax provision increased $4 million for 2009 in comparison to 2008 due mainly to a higher level of income from continuing operations. The effective tax rates were comparable for both periods.

Net income attributable to noncontrolling interest, net of tax. The noncontrolling interest mainly relates to Affinia Acquisition LLC, which is further described in Note 3 Variable Interest Entity, which is included in Item 8 of this report. We started consolidating Affinia Acquisition LLC, a VIE, during the fourth quarter of 2008. Affinia increased its ownership from 5% to 40% effective on June 1, 2009. Therefore our noncontrolling interest related to Affinia Acquisition LLC, net of tax, eliminates 95% of the VIE’s consolidated income for January through May and 60% starting June 1, 2009, resulting in net income attributable to noncontrolling interest of $7 million in 2009.

Loss from discontinued operations, net of taxes. As part of our strategic plan we committed to a plan to sell our Commercial Distribution Europe business unit during the fourth quarter of 2009. Subsequently, on February 2, 2010, we sold the business unit for approximately $12 million subject to post closing adjustments. Commercial Distribution Europe incurred a loss of $61 million in 2009 of which $10 million relates to loss on operations, $75 million relates to an impairment charge to reduce the carrying value of the business to expected realizable value, and offsetting these amounts is $24 million which relates to a tax benefit to Affinia resulting from this transaction.

Net income (loss) attributable to the Company. The net income from continuing operations increased in 2009 in comparison to 2008. However, the net loss attributable to the company increased due to the increased loss in our discontinued operation.

Results of Operations

Year Ended December 31, 2008 compared to the Year Ended December 31, 2007

In accordance with ASC Topic 360, the Commercial Distribution Europe segment qualified as a discontinued operation. Previously reported consolidated statements of operations for all periods presented have been adjusted to reflect this segment as a discontinued operation. The consolidated sales increased by $58 million in 2008 in comparison to 2007. The increase in net sales was primarily a result of currency translation gains of $46 million, largely attributable to a stronger Brazilian Real and Polish Zloty. The U.S. dollar weakened during the first three quarters of 2008 and subsequently strengthened during the fourth quarter of 2008. The following table summarizes the consolidated net sales results for the years ended December 31, 2007 and December 31, 2008 (Dollars in Millions):

	Consolidated Year Ended December 31, 2007	Consolidated Year Ended December 31, 2008	Dollar Change	Percent Change	Currency Effect
Net sales
Filtration products	$728	$727	$(1)	—%	$17
Brake North America and Asia products	674	658	(16)	–2%	1
Commercial Distribution South America products	301	368	67	22%	29
Chassis products	150	155	5	3%	—

On and Off-highway segment	1,853	1,908	55	3%	47
Brake South America segment	30	26	(4)	–13%	—
Eliminations and other	(26)	(19)	7	27%	(1)

Total net sales	1,857	1,915	58	3%	$46

On and Off-highway segment product sales decreased due to the following:

On and Off-Highway segment sales increased in 2008 in comparison to 2007 due principally to the increase in our Commercial Distribution South America products sales. The Commercial Distribution South America product operations are mainly comprised of our Brazilian operations. Our Brazilian operations sales increased $65 million in 2008 compared to 2007 due to favorable market conditions, gains in market share and currency translation gains of $29 million.

Filtration products sales decreased slightly in 2008 in comparison to 2007. Filtration sales decreased due to recessionary pressures in the North America market. Offsetting the decrease in North American sales were an increase in Filtration product sales from our Polish operation, which was due to the strengthening of the Polish Zloty against the U.S. Dollar during the first three quarters of 2008.

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

In accordance with ASC Topic 360, the Commercial Distribution Europe segment qualified as a separate component of the Company’s business and as a consequence, the operating results of this segment are accounted for as a discontinued operation. Previously reported consolidated statements of operations for all periods presented have been adjusted to reflect this segment as a discontinued operation. The following table summarizes the consolidated results for the years ended December 31, 2007 and December 31, 2008 (Dollars in Millions):

	Consolidated Year Ended December 31, 2007	Consolidated Year Ended December 31, 2008	Dollar Change	Percent Change
Net sales	$1,857	$1,915	$58	3%
Cost of sales(1)	(1,512)	(1,546)	(34)	2%

Gross profit	345	369	24	7%
Gross margin	19%	19%
Selling, general and administrative expenses(2)	(276)	(276)	—	NM
Selling, general and administrative expenses as a percent of sales	15%	14%
Income from settlement	15	—	(15)	NM

Operating profit (loss)
On and Off-highway segment	109	141	32	29%
Brake South America segment	(6)	(11)	(5)	83%
Corporate and other	(19)	(37)	(18)	95%

Operating profit	84	93	9	11%
Operating margin	5%	5%
Other income (loss), net	4	(3)	(7)	NM
Interest expense	(59)	(56)	3	-5%

Income from continuing operations before income tax provision, equity in income and noncontrolling interest	29	34	5	17%
Income tax provision	(6)	(18)	(12)	200%

Net income from continuing operations, net of tax	23	16	(7)	-30%
Loss from discontinued operations, net of taxes	(17)	(19)	(2)	12%

Net income (loss)	6	(3)	(9)	NM
Less: Net income attributable to noncontrolling interest, net of tax	—	—	—	NM

Net income (loss) attributable to the Company	$6	$(3)	$(9)	NM

(1)	We recorded $3 million and $1 million in restructuring charges in cost of sales in 2007 and 2008, respectively.
(2)	We recorded $23 million and $27 million of restructuring costs in selling, general and administrative expenses for 2007 and 2008, respectively.
(3)	We recorded in our discontinued operations $12 million in restructuring costs in 2007 and 2008.
NM	(Not Meaningful)

Cost of sales/Gross margin. The gross margin was 19% for 2008 and 2007. The comprehensive restructuring program has led to improved gross margins. However, offsetting these improvements were higher costs related to freight, steel, and oil-based products.

Selling, general and administrative expenses. Our selling, general and administrative expenses were flat for 2008 and 2007. During 2008, restructuring and legal costs increased but were offset by cost cutting measures. Legal fees increased in 2008 due mainly to the settlement costs related to a lawsuit filed against us.

Income from settlement. In December 2007, we received a general unsecured nonpriority claim against Dana in the amount of $22 million U.S. Dollars in connection with the settlement of claims against Dana as a result of their Chapter 11 filing and the termination of the Purchase Agreement and we monetized the claim for $15 million. The settlement proceeds were recorded as a component of operating expenses (Refer to Note 22 Settlement, which is included in Item 8 of this report). There were no settlement proceeds received during 2008.

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

Income tax provision. The income tax provision for 2008 increased by $12 million in comparison to 2007 primarily due to a $21 million non taxable dividend received in 2007 from a foreign subsidiary, which did not occur in 2008.

Loss from discontinued operations, net of taxes. The discontinued operations net loss increased to $19 million in 2008 from $17 million in 2007. The increase in the net loss is due to the increase in restructuring costs related to the closure of the Barcelona facility.

Net income (loss). Net income decreased by $9 million in 2008 in comparison to 2007 due mainly to the increase in taxes.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash flow from operations and available borrowings from our ABL Revolver. On August 13, 2009 we refinanced our former term loan facility, revolving credit facility and accounts receivable facility. The refinancing consisted of the ABL Revolver and the Secured Notes, the proceeds of which were used to repay outstanding borrowings under our former term loan facility, revolving credit facility and accounts receivable facility, as well as to settle interest rate derivatives and to pay fees and expenses related to the refinancing. Our primary liquidity requirements are expected to be for debt servicing, working capital, restructuring obligations and capital spending. Our liquidity requirements are significant, primarily due to debt service requirements, restructuring and expected capital expenditures.

We are significantly leveraged as a result of the Acquisition in 2004 and refinancing that occurred in 2009. Affinia Group Inc. issued senior subordinated notes, the Secured Notes, and entered into an ABL Revolver. As of December 31, 2009, the Company had $601 million in aggregate indebtedness. As of December 31, 2009, we had an additional $178 million of borrowing capacity available under our ABL Revolver after giving effect to $18 million in outstanding letters of credit, none of which was drawn against, and $3 million for borrowing base reserves. In addition, we had cash and cash equivalents of $77 million and $65 million as of December 31, 2008 and December 31, 2009, respectively.

We spent $25 and $31 million on capital expenditures during 2008 and 2009, respectively. Based on the current level of operations, the Company believes that cash flow from operations and available cash, together with available borrowings under its ABL Revolver, will be adequate to meet liquidity needs.

ABL Revolver. Our ABL Revolver consists of a revolving credit facility. Our ABL Revolver provides for loans in a total principal amount of up to $315 million of which $90 million was outstanding at December 31, 2009, and it matures in 2013.

Subordinated Notes and Senior Secured Notes Indenture. The indentures governing the notes limit our (and most or all of our subsidiaries’) ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, use assets as security in other transactions and sell certain assets or merge with or into other companies. Subject to certain exceptions and limitations, Affinia and its restricted subsidiaries are permitted to incur additional indebtedness, including secured indebtedness, under the terms of the notes.

Net cash provided by operating activities

In 2009, the cash flow from operating activities was a $55 million source of cash in comparison to a $48 million source of cash in 2008 and a $1 million source of cash during 2007. There were significant changes in the following operating activities:

	Year Ended December 31, 2007	Year Ended December 31, 2008	Year Ended December 31, 2009
Summary of significant changes in operating activities:
Net (loss) income	$6	$(3)	$(37)
Gain on extinguishment of debt	—	—	(8)
Write off of unamortized deferred financing costs	—	—	5
Change in trade accounts receivable	(10)	31	3
Change in inventories	(76)	(39)	42
Impairment of assets	3	2	75
Change in other operating liabilities	12	57	(42)

Subtotal	(65)	48	38
Other changes in operating activities	66	—	17

Net cash provided by or operating activities from cash flow statement	$1	$48	$55

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

Change in trade accounts receivable – Our accounts receivable decreased in 2008 mainly due to the timing of payments in the United States.

Change in inventories – The change in inventories was a $42 million source of cash in 2009 and a $39 million use of cash in 2008. The reduction in inventory in 2009 was due to a concerted effort to reduce inventories due to the economic downturn. In 2008, our inventory increased mainly due to increases in Brazil and other international locations. Our Brazilian operations were experiencing record sales in 2008 and, as a result, built up inventory to keep up with demand.

Net (loss) income and Impairment of assets – Absent asset impairments, net income in 2009 would have been a record for Affinia due to the improved gross margin relating to our comprehensive restructuring program. However, we had a $75 million impairment related to our Commercial Distribution Europe segment, which was sold on February 2, 2010.

Net cash used in investing activities

The following table summarizes investing activities (Dollars in Millions):

	Year Ended December 31, 2007	Year Ended December 31, 2008	Year Ended December 31, 2009
Investing activities
Proceeds from sales of assets	$14	$1	$—
Investments in companies, net of cash acquired	—	(50)	—
Proceeds from sales of affiliates	—	6	—
Investment in affiliate	—	(6)	—
Change in restricted cash	—	(1)	(5)
Additions to property, plant and equipment	(30)	(25)	(31)

Net cash used in investing activities	$(16)	$(75)	$(36)

Net cash used in investing activities is summarized in the table above for the years ended 2007, 2008 and 2009. The changes in investing activities are mainly comprised of the following:

(1) Proceeds from sales of assets and affiliates were a source of cash of $14 million in 2007, $7 million in 2008 and nil in 2009. The higher proceeds in 2007 mainly related to the sale of assets as part of the comprehensive restructuring program. During 2007, we sold some significant facilities in connection with the comprehensive restructuring program. We also received $6 million in 2008 related to the sale of two subsidiaries;

(2) The increase in the use of cash in 2008 was mainly due to the $50 million acquisition of Affinia Hong Kong Limited;

(3) An additional use of cash was a change in restricted cash of $5 million during 2009. The change in restricted cash related to Haimeng, which we commenced consolidating during the fourth quarter of 2008.

Net cash provided by financing activities

Net cash provided by financing activities for 2009 was a $35 million use of cash compared to a $51 million source of cash in 2008, respectively. In the third quarter of 2009, we refinanced a portion of our then-existing debt. We settled the former term loan facility by paying $287 million. The refinancing included sources of cash of $222 million from the Secured Notes. We also had $90 million of net borrowings on the new ABL Revolver and $22 million of fees and other associated financing costs. Effective June 1, 2009, Affinia Group Inc. acquired an additional 35% ownership interest in Affinia Acquisition LLC for a purchase price of $25 million, which increased its ownership to 40%. The $25 million reduced our non controlling interest balance in 2009.

Contractual Obligations and Commitments

Cash obligations. Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under debt obligations at maturity, under operating lease agreements, and under purchase commitments for property, plant, and equipment. The following table summarizes our fixed cash obligations over various future periods as of December 31, 2009:

	Payments Due By Period
Contractual Cash Obligations*	Total	Less than 1 year	1 – 3 Years	4 – 5 years	After 5 Years
	(Dollars in Millions)
Debt obligations	$601	$12	$10	357	$222
Interest on senior subordinated notes	118	24	48	46	—
Interest on senior secured notes	160	24	48	49	39
Interest on ABL Revolver**	21	8	8	5	—
Operating leases***	168	27	51	44	46
Post employment obligations	21	1	18	1	1
Purchase commitments for property, plant, and equipment	2	2	—	—	—

Total contractual obligations	$1,091	$98	$183	$502	$308

*	Excludes the $2 million reserve for income taxes under ASC Topic 740 as we are unable to reasonably predict the ultimate timing of settlement of our reserves for income taxes.
**	The ABL Revolver consists of a 4% fixed margin and 1.5% floor on LIBOR borrowings. The fixed margin can vary based on availability on the ABL Revolver.
***	The operating leases include a contractual obligation of $73 million for a logistics service agreement and $27 million for operating leases for our Commercial Distribution Europe segment, which was sold on February 2, 2010. The obligations have been assumed by the buyer of this segment.

Commitments and Contingencies

The Company is party to various pending judicial and administrative proceedings arising in the ordinary course of business. These include, among others, proceedings based on product liability claims and alleged violations of environmental laws.

The Company has various accruals for contingent liability costs associated with pending judicial and administrative proceedings (excluding environmental liabilities). The Company had $1 million accrued at December 31, 2008 and 2009. There are no recoveries expected from third parties. If there is a range of equally probable outcomes, we accrue the lower end of the range.

The fair value of an ARO is required to be recognized in the period in which it is incurred if it can be reasonably estimated, with the offsetting associated asset retirement costs capitalized as part of the carrying amount of the long-lived asset. The ARO is subsequently allocated to expense using a systematic and rational method over its useful life. Changes in the ARO liability resulting from the passage of time are recognized as an increase in the carrying amount of the liability and an accretion to expense. Changes resulting from revisions to the timing or amount of the original estimate of cash flows are recognized as an increase or a decrease in both the asset and liability. Our ARO liability recorded at December 31, 2008 and December 31, 2009 was $2 million and the accretion for 2008 and 2009 was less than $1 million.

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

Asset impairment.

We perform impairment analyses, which are based on the guidance found in ASC Topic 350, Intangibles-Goodwill and Other and ASC Topic 360, Property, Plant, and Equipment. Management also evaluates the carrying amount of our inventories on a recurring basis for impairment due to lower of cost or market issues, and for excess or obsolete quantities. Goodwill and intangibles with indefinite lives are tested for impairment as of December 31 of each year or more frequently as necessary. The factors that would cause a more frequent test for impairment include, among other things, a significant negative change in the estimated future cash flows of the reporting unit that has goodwill or other intangibles because of an event or a combination of events. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. We review long-lived assets for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified.

Goodwill. The impairment test involves a two-step process. First, a comparison of the fair value of the applicable reporting unit with the aggregate carrying values, including goodwill, is performed. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step includes comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

We primarily determine the fair value of our reporting units using a discounted cash flow model (“DCF model”), and supplement this with observable valuation multiples for comparable companies, as applicable. The completion of the DCF model requires that we make a number of significant assumptions to produce an estimate of future cash flows. These assumptions include projections of future revenue, costs and working capital changes. In addition, we make assumptions about the estimated cost of capital and other relevant variables, as required, in estimating the fair value of our reporting units. The projections that we use in our DCF model are updated annually and will change over time based on the historical performance and changing business conditions for each of our reporting units. The determination of whether goodwill is impaired involves a significant level of judgment in these assumptions, and changes in our business strategy, or economic or market conditions could significantly impact these judgments. We will continue to monitor market conditions and other factors to determine if interim impairment tests are necessary in future periods. If impairment indicators are present in future periods, the resulting impairment charges could have a material impact on our results of operations.

Trade names. The fair value for each trade name is estimated based upon management’s estimates using a royalty savings approach, which is based on the principle that, if the business did not own the asset, it would have to license it in order to earn the returns that it was earning. The fair value is calculated based on the present value of the royalty stream that the business was saving by owning the asset. The projections that we use in our model are updated annually and will change over time based on the historical performance and changing business conditions for each of our reporting units. The determination of whether trade names are impaired involves a significant level of judgment in these assumptions, and changes in our business strategy, or economic or market conditions could significantly impact these judgments.

Other intangibles. Finite-lived intangibles are amortized over their estimated useful lives. Impairment tests for these intangible assets are only performed when a triggering event occurs that indicates that the carrying value of the intangible may not be recoverable based on the undiscounted future cash flows of the intangible. If the carrying amount of the intangible is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on a DCF model.

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

We also evaluate inventories on a regular basis to identify inventory on hand that may be obsolete or in excess of current and future projected market demand principally based on historical market demand. For inventory deemed to be obsolete, we provide a reserve on the full value of the inventory. Inventory that is in excess of current and projected use, which is generally defined as inventory quantities in excess of 24 months of historical sales, is adjusted for certain allowances such as new part number introductions and product repacking opportunities.

Revenue recognition. Sales are recognized when products are shipped or received depending on terms and whether risk of loss has transferred to the customer. The Company estimates and records provisions for warranty costs, sales returns and other allowances based on experience when sales are recognized. The Company assesses the adequacy of its recorded warranty and sales returns and allowances liabilities on a regular basis and adjusts the recorded amounts as necessary. While management believes that these estimates are reasonable, actual returns and allowances and warranty costs may differ from estimates. Inter-company sales have been eliminated.

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

Pension and post-retirement benefits other than pensions. We have defined benefit plans related to Canadian employees with fair value of assets of approximately $20 million and liabilities of approximately $22 million as of December 31, 2009.

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

Contingency reserves. We have historically been subject to a number of loss exposures, such as environmental claims, product liability and litigation. Establishing loss reserves for these matters requires the use of estimates and judgment with regard to risk exposure and ultimate liability. We expect to estimate losses relating to such contingent liabilities using consistent and appropriate methods. Changes to assumptions we use could materially affect the recorded liabilities.

Restructuring. The company defines restructuring charges to include costs related to business operation consolidation and exit and disposal activities. In 2005, we announced two restructuring plans: (i) a restructuring plan that we announced at the beginning of 2005 as part of the Acquisition, also referred to as the acquisition restructuring and (ii) a restructuring plan that we announced at the end of 2005, also referred to as the comprehensive restructuring. We have completed the acquisition restructuring and we are continuing the comprehensive restructuring plan. The comprehensive restructuring plan should be completed by the end of 2010. We currently estimate that we will incur in the aggregate approximately $161 million of cash and non cash restructuring costs for the comprehensive restructuring. With the comprehensive restructuring plan coming to a close we anticipate from time to time further refinement to the Company through continued restructuring. We approved the closure of our distribution operations located in Mississauga, Ontario, Canada at the end of 2009. We anticipate this new restructuring activity will result in $5 million of cash and non cash restructuring costs. Establishing a reserve requires the estimate and judgment of management with respect to employee termination benefits, environmental costs and other exit costs. We had an $11 million and $7 million reserve recorded as of December 31, 2008 and 2009, respectively.

Recent Accounting Pronouncements

Effective January 1, 2009, we adopted a general accounting principle relating to the accounting for and reporting of minority interest (now called noncontrolling interest) in our consolidated financial statements. Upon adoption, certain prior period amounts have been retrospectively changed to conform to the current period financial statement presentation.

In June 2009, the FASB issued authoritative guidance that requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. The concept of a “qualifying special-purpose entity” changes the requirements for derecognizing financial assets and requires additional disclosures. The new guidance is effective for fiscal years beginning after November 15, 2009 and is effective for us on January 1, 2010. We are currently evaluating the impact that the adoption of the new guidance may have on our financial condition, results of operations, and disclosures.

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

In June 2009, the FASB approved the “FASB Accounting Standards Codification“ (“Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents is superseded and all other accounting literature not included in the Codification is considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for us and did not have an impact on our financial condition or results of operations, but did result in a revision to our references to generally accepted accounting principles.

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

The results of operations and financial position of each of our operations are measured in their respective local (functional) currency. Business transactions denominated in currencies other than an operation’s functional currency produce foreign exchange gains and losses, as a result of the re-measurement process, as described in ASC Topic 830, Foreign Currency Matters. To the extent that our business activities create monetary assets or liabilities denominated in a non-local currency, changes in an entity’s functional currency exchange rate versus each currency in which an entity transacts business have a varying impact on an entity’s results of operations and financial position, as reported in functional currency terms. Therefore, for entities that transact business in multiple currencies, we seek to minimize the net amount of cash flows and balances denominated in non-local currencies. However, in the normal course of conducting international business, some amount of non-local currency exposure will exist. Therefore, management monitors these exposures and may engage in business activities or execute financial hedge transactions intended to mitigate the potential financial impact due to changes in the respective exchange rates.

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

Our foreign currency exchange rate risk management efforts primarily focus upon operationally managing the net amount of non-functional currency denominated monetary assets and liabilities. In addition, we routinely execute short-term currency exchange rate forward contracts intended to mitigate the earnings impact related to the re-measurement process. At December 31, 2009, we had currency exchange rate derivatives with an aggregate notional value of $133 million and having fair values of assets and liabilities of less than $1 million each.

Interest rate risk

The Company is exposed to the risk of rising interest rates to the extent that it funds its operations with short-term or variable-rate borrowings. At December 31, 2009, the Company’s $601 million of aggregate debt outstanding consisted of $100 million of floating-rate debt and $501 million of fixed-rate debt. Based on the amount of floating-rate debt outstanding at December 31, a 1% rise in interest rates would result in insignificant incremental interest expense. The majority of our floating-rate debt relates to our ABL of $90 million. The ABL facility is primarily based on LIBOR based rates which are subject to a 1.5% floor. If the LIBOR rates stay below 0.5% then there would be no impact on our ABL facility. We did not have any interest rate derivatives outstanding at December 31, 2009.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of

Affinia Group Intermediate Holdings Inc.

Ann Arbor, Michigan

We have audited the accompanying consolidated balance sheets of Affinia Group Intermediate Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Affinia Group Intermediate Holdings Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Due to the adoption of new accounting pronouncements, the Company changed its method of accounting for noncontrolling interest as of January 1, 2009, its method of accounting for the funded status of its defined benefit postretirement plans as of December 31, 2007, and its method of accounting for uncertainty in income taxes as of January 1, 2007, as discussed in Notes 23, 11, and 12, respectively.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan

March 16, 2010

Affinia Group Intermediate Holdings Inc.

Consolidated Statements of Operations

(Dollars in Millions)

	Year Ended December 31, 2007	Year Ended December 31, 2008	Year Ended December 31, 2009
Net sales	$1,857	$1,915	$1,797
Cost of sales	(1,512)	(1,546)	(1,429)

Gross profit	345	369	368
Selling, general and administrative expenses	(276)	(276)	(267)
Income from settlement	15	—	—

Operating profit	84	93	101
Gain on extinguishment of debt	—	—	8
Other income (loss), net	4	(3)	5
Interest expense	(59)	(56)	(69)

Income from continuing operations before income tax provision, equity in income and noncontrolling interest	29	34	45
Income tax provision	(6)	(18)	(22)
Equity in income, net of tax	—	—	1

Net income from continuing operations	23	16	24
(Loss) from discontinued operations, net of tax	(17)	(19)	(61)

Net income (loss)	6	(3)	(37)
Less: net income attributable to noncontrolling interest, net of tax	—	—	(7)

Net income (loss) attributable to the Company	$6	$(3)	$(44)

The accompanying notes are an integral part of the consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Consolidated Balance Sheets

(Dollars in Millions)

	December 31, 2008	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$77	$65
Restricted cash	4	9
Trade accounts receivable, less allowances of $4 million for 2008 and $3 million for 2009	312	293
Inventories, net	512	430
Current deferred taxes	41	50
Prepaid taxes	42	50
Other current assets	6	21
Current assets of discontinued operations	—	55

Total current assets	994	973
Property, plant, and equipment, net	208	199
Goodwill	58	43
Other intangible assets, net	163	149
Deferred financing costs	11	24
Deferred income taxes	59	68
Investments and other assets	22	27

Total assets	$1,515	$1,483

Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$274	$201
Notes payable	14	12
Other accrued expenses	148	154
Accrued payroll and employee benefits	31	27
Current liabilities of discontinued operations	—	43

Total current liabilities	467	437
Long-term debt	608	589
Deferred employee benefits and other noncurrent liabilities	24	20

Total liabilities	1,099	1,046

Contingencies and commitments
Common stock, $.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	411	434
Accumulated deficit	(37)	(81)
Accumulated other comprehensive income (loss)	(18)	38

Total shareholder’s equity of the Company	356	391
Noncontrolling interest in consolidated subsidiaries	60	46

Total shareholder’s equity	416	437

Total liabilities and shareholder’s equity	$1,515	$1,483

The accompanying notes are an integral part of the consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Consolidated Statements of Shareholder’s Equity

(Dollars in Millions)

(Dollars in millions)	Common stock	Additional paid-in capital	Accumu- lated deficit	Minimum pension liability adjustment	Foreign currency translation adjustment	Interest rate swap	Accum- ulated other Comprehen- sive income (loss)	Total share- holder’s equity of the company	Noncon- trolling Interest	Total equity
Balance at December 31, 2006	$—	$407	$(39)	$(1)	$14	$—		$381	$2	$383
Adoption of ASC 740 (formerly FIN 48)	—	—	(1)	—	—	—		(1)	—	(1)
Adjusted balance, January 1, 2007	$—	$407	$(40)	$(1)	$14	—		$380	$2	$382
Stock-based compensation	—	1	—	—	—	—		1	—	1
Adoption of ASC 715 (formerly SFAS 158) – net of tax of $1 million	—	—	—	(2)	—	—		(2)	—	(2)
Net income	—	—	6	—	—	—	6	6	—	6
Other comprehensive income (loss):
Interest rate swap – net of tax of $1 million	—	—	—	—	—	(2)	(2)	(2)	—	(2)
Currency translation – net of tax of $15 million	—	—	—	—	49	—	49	49	—	49

Comprehensive income	—	—	—	—	—	—	53

Balance at December 31, 2007	$—	$408	$(34)	$(3)	$63	$(2)		$432	$2	434
Stock-based compensation	—	—	—	—	—	—		—	—	—
Capital contribution		3						3	—	3
Noncontrolling interest related to acquisition of Haimeng	—	—	—	—	—	—			58	58
Net loss	—	—	(3)	—	—	—	(3)	(3)	—	(3)
Other comprehensive income (loss):
Interest rate swap – net of tax of $1 million	—	—	—	—	—	(2)	(2)	(2)	—	(2)
Minimum pension liability adjustment	—	—	—	(1)	—	—	(1)	(1)	—	(1)
Currency translation – net of tax of $1 million	—	—	—	—	(73)	—	(73)	(73)	—	(73)

Comprehensive loss	—	—	—	—	—	—	(79)

Balance at December 31, 2008	$—	$411	$(37)	$(4)	$(10)	$(4)		$356	60	416
Stock-based compensation	—	1	—	—	—	—	—	1	—	1
Capital contribution		25						25	—	25
Noncontrolling interest decrease due to acquisition of additional ownership	—	(3)	—	—	—	—		(3)	(21)	(24)
Net (loss) income	—	—	(44)	—	—	—	(44)	(44)	7	(37)
Other comprehensive income (loss):
Interest rate swap – net of tax of $2	—	—	—	—	—	4	4	4	—	4
Minimum pension liability adjustment	—	—	—	—	—	—		—	—	—
Currency translation – net of tax of $2 million	—	—	—	—	52	—	52	52	—	52

Comprehensive income	—	—	—	—	—	—	12

Balance at December 31, 2009	$—	$434	$(81)	$(4)	$42	$—		$391	46	437

The accompanying notes are an integral part of the consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Consolidated Statements of Cash Flows

(Dollars in Millions)

	Year Ended December 31, 2007	Year Ended December 31, 2008	Year Ended December 31, 2009
Operating activities
Net income (loss)	$6	$(3)	$(37)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	33	36	38
Impairment of assets	3	2	75
Stock-based compensation	1	1	1
Loss on disposition of affiliate	—	1	—
Gain on extinguishment of debt	—	—	(8)
Write-off of unamortized deferred financing costs	—	—	5
Provision for deferred income taxes	(28)	14	(9)
Change in trade accounts receivable	(10)	31	3
Change in inventories	(76)	(39)	42
Change in other current operating assets	1	(49)	(33)
Change in other current operating liabilities	12	57	(42)
Change in other	59	(3)	20

Net cash provided by operating activities	1	48	55
Investing activities
Proceeds from sales of assets	14	1	—
Investments in companies, net of cash acquired	—	(50)	—
Proceeds from sale of affiliates	—	6	—
Investments in affiliates	—	(6)	—
Change in restricted cash	—	(1)	(5)
Additions to property, plant, and equipment	(30)	(25)	(31)

Net cash used in investing activities	(16)	(75)	(36)
Financing activities
Payments on senior term loan facility	—	—	(297)
Proceeds from senior term loan facility	—	1	—
Capital contribution	—	50	—
Net decrease in debt of noncontrolling interest	—	—	(3)
Payment of deferred financing costs	—	—	(22)
Proceeds from Secured Notes	—	—	222
Net proceeds from ABL Revolver	—	—	90
Purchase of noncontrolling interest	—	—	(25)

Net cash (used in) provided by financing activities	—	51	(35)
Effect of exchange rates on cash	4	(6)	4
Increase (decrease) in cash and cash equivalents	(11)	18	(12)
Cash and cash equivalents at beginning of the period	70	59	77

Cash and cash equivalents at end of the period	$59	$77	$65

Supplemental cash flows information
Cash paid during the period for:
Interest	$55	$52	$53
Income taxes	$17	$22	$14

The accompanying notes are an integral part of the consolidated financial statements.

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

Note 2. Discontinued Operation

In the fourth quarter of 2009 the Company committed to a plan to sell the Commercial Distribution Europe segment. In accordance with ASC Topic 360, the Commercial Distribution Europe segment qualified as a discontinued operation. The consolidated statements of operations for all periods presented have been adjusted to reflect this segment as a discontinued operation. The consolidated balance sheet as of December 31, 2008 and consolidated statements of cash flows for all periods presented were not adjusted to reflect this segment as a discontinued operation. The table below summarizes the Commercial Distribution Europe segment’s net sales, the pre-tax operating (loss), tax provision and loss from discontinued operations, net of tax (Dollars in Millions).

	2007	2008	2009
Net sales	$281	$263	$237

Loss before income tax provision	(16)	(17)	(84)
Income tax provision	(1)	(2)	23

Loss from discontinued operations, net of tax	$(17)	$(19)	$(61)

The Company entered into a Sale and Purchase Agreement with Klarius Group Limited (“KGL”) and Auto Holding Paris S.A.S. (“AHP”) (collectively, the “Purchaser”) on February 2, 2010 (the “Agreement”), pursuant to which KGL purchased the shares of Quinton Hazell Automotive Limited and Quinton Hazell Italia SpA and AHP purchased the shares of Quinton Hazell Deutschland GmbH and Affinia Holding S.A.S. (collectively, the “Group Companies”) for $12 million, subject to certain closing and post-closing purchase price adjustments (the “Transaction”). The Agreement also called for the Purchaser to assume debt of $2.6 million. We also retained the cash in the operations. Operations of the Group Companies and their subsidiaries consist of manufacturing and distribution facilities in eight countries in Europe.

In accordance with ASC Topic 360 intangibles and other long-lived assets are assessed for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. The Company determined that the net carrying value of the Commercial Distribution Europe segment may not be recoverable through the sales process. As a result, an impairment charge of $75 million was recorded within discontinued operations in 2009 to reduce the carrying value of the business to expected realizable value. A tax benefit to Affinia of $24 million was recorded resulting from this transaction.

The following table shows an analysis of assets and liabilities held for sale as of December 31, 2009 (Dollars in Millions):

At December 31, 2009
Accounts receivable	$34
Inventory	67
Other current assets	6
Property, plant and equipment	18
Long-term assets	5
Impairment of assets	(75)

Total assets of discontinued operations	55

Current liabilities	41
Long-term liabilities	2

Total liabilities of discontinued operations	$43

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

HBM subsequently changed its name to Affinia Hong Kong Limited. Affinia Group Holdings Inc. owned 95% of Affinia Acquisition LLC and Affinia Group Inc. owned the remaining 5% interest. Effective June 1, 2009, Affinia Group Inc. acquired an additional 35% ownership interest in Affinia Acquisition LLC for a purchase price of $25 million, which increased its ownership to 40%. ASC Topic 810 requires the “primary beneficiary” of a variable interest entities (“VIE”) to include the VIE’s assets, liabilities and operating results in its consolidated financial statements. Based on the criteria for consolidation of VIEs, we determined that Affinia Group Inc. is deemed the primary beneficiary of Affinia Acquisition LLC. Therefore, the consolidated financial statements of the Company include Affinia Acquisition LLC and its subsidiaries. The net income attributable to the noncontrolling interest owned in Affinia Acquisition LLC was less than $1 million in 2008 and $7 million for 2009, respectively.

The aforementioned acquisition has been accounted for under the purchase method of accounting, in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. The Company engaged independent appraisers to assist in determining the fair values of property, plant and equipment and intangible assets acquired; including trade names, trademarks, developed technology and customer relationships. Purchase price allocations are subject to adjustment until all pertinent information regarding the acquisition is obtained and fully evaluated. Based on our preliminary valuations and purchase accounting adjustments, we recorded $30 million as goodwill at the end of 2008. In 2009 goodwill was reduced by $7 million related to certain purchase accounting adjustments.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the Acquisition (Dollars in Millions):

	Preliminary Allocation	Adjustments	Final Allocation
Current assets	$36	$—	$36
Property, plant and equipment	38	1	39
Customer relationships	7	—	7
Non-competition agreement	2	—	2
Goodwill	30	(7)	23

Total acquired assets	$113	$(6)	$107

Current liabilities	42	(8)	34
Other liabilities	12	2	14

Total liabilities assumed	54	(6)	48

Net assets acquired	$59	$—	$59

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

Affinia Hong Kong Limited is reporting its financial results on a one-month reporting lag. There are no arrangements between the primary beneficiary, Affinia Group Inc., and the VIE, Affinia Acquisition LLC, that would require financial support be provided to the VIE. Additionally, the primary beneficiary has not imposed any restrictions on the VIE and there are no recourse provisions in the acquisition agreement. Affinia Acquisition LLC received a contribution of $50 million for the purchase of Affinia Hong Kong Limited in the fourth quarter of 2008. Noncontrolling interest decreased to $46 million as of December 31, 2009 from $60 million as of December 31, 2008. The noncontrolling interest decreased $21 million due to acquiring an additional 35% ownership interest in Affinia Acquisition LLC offset by a $7 million increase related to the net income attributable to noncontrolling interest.

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

The Company’s net sales to its two largest customers as a percentage of total net sales from continuing operations for the year ended December 31, 2009, were 29%, and 8%; for the year ended December 31, 2008, were 27% and 8%; and for the year ended December 31, 2007, were 29% and 8%. Net sales represent the amounts invoiced to customers after adjustments related to rebates, returns and discounts. The Company provides reserves for rebates, returns and discounts at the time of sale which are subsequently applied to the account of specific customers based upon actual activity including the attainment of targeted volumes. The Company’s two largest customers’ accounts receivable as of December 31, 2009 represented approximately 39% and 12%, and as of December 31, 2008 represented 34% and 4% of the total accounts receivable. The increase in concentration is due to the removal of Commercial Distribution Europe accounts receivables which are classified in current assets of discontinued operations on the December 31, 2009 consolidated balance sheet.

Foreign Currency Translation

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to Other Comprehensive Income.

Included in net income (loss) are the gains and losses arising from foreign currency transactions. The impact on income (loss) from continuing operations before income tax provision, equity in income and noncontrolling interest of foreign currency transactions including the results of our foreign currency hedging activities amounted to a loss of $1 million, a loss of $10 million and a loss of $2 million in 2009, 2008 and 2007, respectively.

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

Properties and Depreciation

Fixed assets are being depreciated over their estimated remaining lives using primarily the straight-line method for financial reporting purposes and accelerated depreciation methods for federal income tax purposes. Major additions and improvements are capitalized and depreciated over their estimated useful lives, and repairs and maintenance are charged to expense in the period incurred. We review long-lived assets for impairment and general accounting principles require recognition of an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows. If the long-lived asset is not recoverable, we measure an impairment loss as the difference between the carrying amount and fair value of the asset.

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

Revenue Recognition

Sales are recognized when products are shipped or received, depending on the contractual terms, and risk of loss has transferred to the customer. The Company estimates and records provisions for warranty costs, sales returns, rebates and other allowances based on experience and other relevant factors, when sales are recognized. The Company assesses the adequacy of its recorded warranty, sales returns, rebates and allowances liabilities on a regular basis and adjusts the recorded amounts as necessary. While management believes that these estimates are reasonable, warranty costs, actual returns, rebates and allowances may differ from estimates. Shipping and handling fees billed to customers are included in sales and the costs of shipping and handling are included in cost of sales. Inter-company sales have been eliminated.

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

The Company accounts for uncertain tax positions in accordance with ASC Topic 740, Income Taxes. The Company adopted the provisions of general accounting principles relating to uncertain tax positions (referred to as FIN 48) on January 1, 2007. Accordingly, the Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Financial Instruments

The reported fair values of financial instruments, consisting of cash and cash equivalents, trade accounts receivable and long-term debt, are based on a variety of factors. Where available, fair values represent quoted market prices for identical or comparable instruments. Where quoted market prices are not available, fair values are estimated based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of credit risk. Fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future. As of December 31, 2008 and 2009, the book value of some of our financial instruments, consisting of cash and cash equivalents and trade accounts receivable, approximated their fair values. The fair value of long-term debt is disclosed in “Note 8. Debt”.

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

Advertising Costs

Advertising expenses included in continuing operations were $26, $26, and $25 million for the years 2007, 2008, and 2009, respectively. The advertising expenses included in discontinued operations, were $3, $2 and $1 million for the years 2007, 2008, and 2009, respectively. Advertising costs are recognized as selling expenses at the time advertising is incurred.

Promotional Programs

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

Research and Development Costs

Research and development expenses are charged to operations as incurred. The Company incurred $4 million, $3 million and $4 million for the years ended 2007, 2008 and 2009, respectively.

Derivatives

The Company is subject to various financial risks during the normal course of business operations, including but not limited to, adverse changes to interest rates, currency exchange rates, counterparty creditworthiness, and commodity prices. Pursuant to prudent risk management principles, the Company may utilize appropriate financial derivative instruments in order to mitigate the potential impact of these factors. The Company’s policies strictly prohibit the use of derivatives for speculative purposes.

In 2009, the Company’s derivative instrument usage was limited to standard currency forward transactions intended to offset the earnings impact related to the periodic revaluation of specific non-functional currency denominated monetary working capital accounts and intercompany financing arrangements and pay-fixed interest rate swaps intended to manage interest expense variability.

The Company does not seek hedge accounting treatment for its currency derivative transactions because the earnings impact from both the underlying exposures and the hedge transactions are recognized in each accounting period. During the portion of the year that interest rate swaps were in effect, the transactions were designated as cash flow hedges for accounting purposes. Hedge effectiveness was measured using the “hypothetical derivative” method. There was no ineffectiveness recognized in earnings related to our interest rate swap transactions during 2009.

Stock-Based Compensation

We account for the stock incentive plan employee stock options under the fair value method of accounting using a Black-Scholes model to measure stock-based compensation expense at the date of grant. The compensation expense for the year was less than $1 million for 2007 and 2008 and slightly above $1 million in 2009.

On July 20, 2005, we adopted the Affinia Group Holdings Inc. 2005 Stock Incentive Plan, which we refer to as our stock incentive plan. The stock incentive plan permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock and other stock-based awards to employees, directors or consultants of Affinia Group Holdings Inc. and its affiliates. A maximum of 227,000 shares of common stock may be subject to awards under the stock incentive plan. The number of shares issued or reserved pursuant to the stock incentive plan (or pursuant to outstanding awards) is subject to adjustment on account of mergers, consolidations, reorganizations, stock splits, stock dividends and other dilutive changes in the common stock. Shares of common stock covered by awards that terminate or lapse and shares delivered by a participant or withheld to pay the minimum statutory withholding rate, in each case, will again be available for grant under the stock incentive plan. Refer to Note 10 Stock Option Plan for further information on and discussion of our stock incentive plan.

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

New Accounting Pronouncements

Effective January 1, 2009, we adopted a general accounting principle relating to accounting for and reporting of minority interest (now called noncontrolling interest) in our consolidated financial statements. Upon adoption, certain prior period amounts have been retrospectively changed to conform to the current period financial statement presentation.

In June 2009, the FASB issued authoritative guidance that requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. The concept of a “qualifying special-purpose entity” changes the requirements for derecognizing financial assets and requires additional disclosures. The new guidance is effective for fiscal years beginning after November 15, 2009 and is effective for us on January 1, 2010. We are currently evaluating the impact that the adoption of the new guidance may have on our financial condition, results of operations, and disclosures.

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

In June 2009, the FASB approved the “FASB Accounting Standards Codification“ (“Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents is superseded and all other accounting literature not included in the Codification is considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for us and did not have an impact on our financial condition or results of operations, but did result in a revision to our references to generally accepted accounting principles.

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

	At December 31, 2008	At December 31, 2009 (1)
Raw materials	$115	$103
Work-in-process	42	26
Finished goods	355	301

	$512	$430

(1)	The inventory as of December 31, 2009 excludes $67 million of inventory in our Commercial Distribution Europe segment, which is classified in current assets of discontinued operations.

During 2009, we had a change in estimate that adjusted the carrying amount of finished goods inventory. The change results from new information as defined in ASC Topic 250-10 (originally issued as SFAS No. 154 “Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3“). Due to the recent addition of new processes related to certain remanufactured inventory components, we were able to determine the cost of these components. The financial impact of this change in estimate increased inventory and decreased cost of sales by $3 million in 2009.

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

In conjunction with the acquisition of Affinia Hong Kong Limited, we determined the fair value of intangibles, property, plant and equipment, other assets and liabilities. Based on our valuations and purchase accounting adjustments, we recorded $30 million as goodwill at the end of 2008 and we have decreased goodwill by $7 million in 2009 for purchase accounting adjustments (Refer to Note 3. Variable Interest Entities).

The goodwill also relates to the initial acquisition in 2004 and a minor acquisition in the second quarter of 2008. For the 2004 acquisition, the tax benefit for the excess of tax-deductible goodwill over the reported amount of goodwill is applied to first reduce the goodwill related to the Acquisition. The tax benefit for the excess of tax deductible goodwill reduced reported goodwill by approximately $9 million and $8 million during 2008 and 2009, respectively. The amount of goodwill remaining at the end of December 31, 2009 relating to the initial 2004 acquisition is $18 million. Once the reported amount of goodwill for the 2004 acquisition is reduced to zero, the remaining tax benefit reduces the basis of intangible assets purchased in the 2004 acquisition. Any remaining tax benefit reduces the income tax provision.

During the second quarter of 2008, we purchased the remaining 40% interest in Wix Helsa Company. The purchase price exceeded the fair value of the assets and the liabilities acquired by approximately $2 million, which was recorded to goodwill.

The following table summarizes our goodwill activity, which is related to the On and Off-highway segment, during 2008 and 2009 (Dollars in Millions):

Balance at December 31, 2007	$30
Tax benefit reductions	(9)
Adjustment to pre-acquisition tax matters	5
Goodwill related to acquisition of Affinia Hong Kong Limited	30
Acquisition of affiliate	2

Balance at December 31, 2008	$58
Tax benefit reductions	(8)
Affinia Hong Kong Limited acquisition adjustments	(7)

Balance at December 31, 2009	$43

Note 7. Other Intangible Assets

As of December 31, 2008 and December 31, 2009, the Company’s other intangible assets consisted of trade names, customer relationships, and developed technology. The Company recorded approximately $8 million, $8 million and $9 million of amortization on customer relationships and developed technology for periods ending December 31, 2007, December 31, 2008 and December 31, 2009, respectively. We anticipate $9 million in amortization in each year for the next five years. Amortization expense is calculated on a straight line basis over 6 to 20 years. We determine on a periodic basis whether the lives and the method for amortization are accurate.

Trade names and other indefinite lived intangibles are tested for impairment annually as of December 31 of each year by comparing their fair value to their carrying values. The fair value for each trade name was established based upon a royalty savings approach. We determined that there were impairments of other intangible assets of $3 million, $2 million and $4 million in 2007, 2008 and 2009, respectively.

Prior to October of 2007, we used the Raybestos brand name under a licensing agreement. During October 2007, we purchased the Raybestos brand name from Raybestos Products Company. We made a strategic decision near the end of 2007 to utilize the Raybestos name in place of the Spicer, Raymold and, on certain products, the AIMCO brand name. As a result, these indefinite lived trade names were impaired by $3 million in 2007. The impairment was recorded in cost of sales.

Due to the downturn in the credit markets and intensified competition in the United Kingdom and other Western European countries, the Commercial Distribution Europe segment trade name was impaired $2 million in 2008. In 2009, the Commercial Distribution Europe segment was impaired $4 million due to the decrease in carrying value of the intangibles which will not be recoverable through the sales process. The impairments in 2008 and 2009 are recorded in discontinued operations. A rollforward of the other intangibles and trade names for 2008 and 2009 is shown below (Dollars in Millions):

	12/31/2007	Amortization	Impairment	Other	12/31/08	Amortization	Impairment	Other	12/31/09
Trade names	$50	$—	$(2)	$—	$48	$—	$—	$—	$48
Customer relationships	99	(6)	—	7	100	(7)	(3)	—	90
Developed technology/Other	15	(2)	—	2	15	(2)	(1)	(1)	11

Total	$164	$(8)	$(2)	$9	$163	$(9)	$(4)	$(1)	$149

Accumulated amortization for the intangibles was $34 million and $43 million as of the periods ending December 31, 2008 and December 31, 2009, respectively. The weighted average amortization period by class of intangible was the following: 19 years for customer relationships and 12 years for developed technology and other intangibles.

Note 8. Debt

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

Debt consists of the following (Dollars in Millions):

	At December 31,
	2008	2009
Term loan, due November 2011	$297	$—
9% Senior subordinated notes, due November 2014	300	267
10.75% Senior secured notes, due August 2016	—	222
ABL revolver, due August 2013	—	90
Haimeng debt with rates of 1.6% to 5.4%	25	22

	622	601
Less: Current portion	(14)	(12)

	$608	$589

Scheduled maturities of long-term debt for each of the next five years and thereafter are as follows (Dollars in Millions):

Year	Amount
2010	$12
2011	—
2012	10
2013	90
2014	267
2015 and thereafter	222

Total long term debt	$601

The fair value of debt is as follows (Dollars in Millions):

Fair Value of Debt at December 31, 2008

	Book Value of Debt	Fair Value Factor	Fair Value of Debt
Term loan, due November 2011	$297	50%	$149
Senior subordinated notes, due November 2014	300	50%	150
Haimeng debt	25	100%	25

Total fair value of debt at December 31, 2008			$324

Fair Value of Debt at December 31, 2009

	Book Value of Debt	Fair Value Factor	Fair Value of Debt
Senior secured notes, due August 2016	$222	107.63%	$239
Senior subordinated notes, due November 2014	267	98.75%	264
ABL revolver, due August 2013	90	100%	90
Haimeng debt	22	100%	22

Total fair value of debt at December 31, 2009			$615

Asset based credit facilities. Affinia and certain of its subsidiaries entered into a new four-year $315 million ABL Revolver that includes (i) a revolving credit facility (the “U.S. Facility”) of up to $295 million for borrowings solely to the U.S. domestic borrowers, including (a) a $40 million sub-limit for letters of credit and (b) a $30 million swingline facility, and (ii) a revolving credit facility (the “Canadian Facility”) of up to $20 million for Canadian Dollar denominated revolving loans solely to a Canadian borrower. Availability under the ABL Revolver is based upon monthly (or more frequent under certain circumstances) borrowing base valuations of the Affinia’s eligible inventory and accounts receivable and is reduced by certain reserves in effect from time to time. The ABL Collateral consists of all accounts receivable, inventory, cash (other than certain cash proceeds of Notes Collateral (as defined in the indenture governing the Secured Notes)) and proceeds of the foregoing and certain assets related thereto, in each case held by the Company, Affinia, and certain of its subsidiaries. At December 31, 2009, we had $90 million outstanding under the ABL Revolver with interest rates ranging from 5.50% to 6.25%. We had additional $178 million of availability after giving effect to $18 million in outstanding letters of credit and $3 million for borrowing base reserves as of December 31, 2009.

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

Voluntary Prepayments. Subject to certain conditions, the ABL Revolver allows Affinia to voluntarily reduce the amount of the revolving commitments and to prepay the loans without premium or penalty other than customary breakage costs for LIBOR rate contracts.

Covenants. The ABL Revolver contains affirmative and negative covenants that, among other things, limit or restrict Affinia’s and Affinia’s subsidiaries’ ability to create liens and encumbrances; incur debt; merge, dissolve, liquidate or consolidate; make acquisitions and investments; dispose of or transfer assets; pay dividends or make other payments in respect of Affinia’s capital stock; amend certain material documents; change the nature of Affinia’s business; make certain payments of debt; engage in certain transactions with affiliates; change Affinia’s fiscal periods; and enter into certain restrictive agreements, in each case, subject to certain qualifications and exceptions.

In addition, if availability under the ABL Revolver is less than the greater of 15% of the total revolving loan commitments and $47.25 million, Affinia will be required to maintain a fixed charge coverage ratio, which is defined in the ABL Revolver, of at least 1.10x measured for the last twelve-month period.

Interest Rates and Fees. Outstanding borrowings under the U.S. Facility will accrue interest at an annual rate of interest equal to (i) a base rate plus the applicable spread or (ii) a LIBOR rate plus the applicable spread. Swingline loans will bear interest at a base rate plus the applicable spread. Outstanding borrowings under the Canadian Facility will accrue interest at an annual rate of interest equal to (i) the Canadian prime rate plus the applicable spread or (ii) the BA rate (the average discount rate of bankers’ acceptances as quoted on the Reuters Screen CDOR page) plus the applicable spread. The LIBOR rate is subject to a floor of 1.50%. We will pay a commission on letters of credit issued under the U.S. Facility at a rate equal to the applicable spread for loans based upon the LIBOR rate.

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

Secured Notes. On August 13, 2009, Affinia issued $225 million of Secured Notes as part of the refinancing. The notes were offered at a price of 98.799% of their face value, resulting in approximately $222 million of net proceeds. The approximately $3 million discount will be amortized based on the effective interest rate method and included in interest expense until the notes mature. Subject to our compliance with the covenants described in the indenture securing the Secured Notes we are permitted to issue more Notes from time to time under the Indenture. The Notes and the Additional Notes, if any, will be treated as a single class for all purposes of the Indenture, including waivers, amendments, redemptions and offers to purchase. The Secured Notes will mature in 2016 and will accrue interest at rate of 10.75% per annum and will be payable semiannually. The Secured Notes are senior obligations of Affinia.

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

Pursuant to the indenture, Affinia issued and sold to the initial purchasers $300 million aggregate principal amount at maturity of the Notes. The outstanding balance for December 31, 2009 was $267 million. The terms of the indenture provide that, among other things, the Notes will rank equally in right of payment to all of Affinia’s existing and future senior debt and senior in right of payment to all of Affinia’s existing and future subordinated debt. The guarantees will rank equally in right of payment with all of the Guarantors’ (as defined in the indenture) existing and future senior debt and senior in right of payment to all of the Guarantors’ existing and future subordinated debt. In June of 2009, Affinia Group Holdings Inc. purchased in the open market approximately $33 million in principal amount of the 9% senior subordinated notes (“Subordinated Notes”) due 2014 and thereafter contributed such notes to Affinia Group Intermediate Holdings Inc., who contributed such notes to Affinia Group Inc. Affinia Group Inc. promptly surrendered such purchased notes for cancellation, which resulted in a pre-tax gain on the extinguishment of debt of $8 million in the second quarter of 2009. The retirement of the debt and the gain on extinguishment were non cash transactions.

During the year we recorded a write-off of $5 million to interest expense for unamortized deferred financing costs associated with the term loan facility, revolving credit facility and the accounts receivable facility. Additionally, we recorded $22 million in total deferred financing costs related to the new ABL Revolver and the issuance of the Secured Notes. The unamortized deferred financing will be charged to interest expense over the next four years for the ABL Revolver and seven years for the Secured Notes. The following table summarizes the deferred financing activity from December 31, 2007 to December 31, 2009 (Dollars in Millions).

As of December 31, 2007	$15
Amortization	(4)

As of December 31, 2008	11
Amortization	(4)
Write-off of unamortized deferred financing costs	(5)
Deferred financing costs	22

Balance at December 31, 2009	$24

Note 9. Securitization of Accounts Receivable

On November 30, 2004, Affinia established a receivables facility that provided up to $100 million in funding, based on availability of eligible receivables and satisfaction of other customary conditions. Under the receivables facility, receivables are sold by certain subsidiaries of Affinia to a wholly owned bankruptcy-remote finance subsidiary of Affinia, which transfers an undivided interest in the purchased receivables to a commercial paper conduit or bank sponsor in exchange for cash.

Affinia, as the receivables collection agent, services, administered and collected the receivables under the receivables purchase agreement for which it received a monthly servicing fee at a rate of 1.00% per annum of the average daily outstanding balance of receivables. The fees in respect of the receivables facility included a usage fee paid by the finance subsidiaries that varies based upon the Company’s leverage ratio as calculated under the senior credit facilities. Funded amounts under the receivables facility bear interest at a rate equal to the conduit’s pooled commercial paper rate plus the usage fee.

At December 31, 2008, the usage fee margin for the receivables facility was 1.75% per annum of the amount funded. In addition, the finance subsidiary was required to pay a fee on the unused portion of the receivables facility that varies based upon the same ratio. At December 31, 2008, the unused fee was 0.8% per annum of the unused portion of the receivables facility.

Availability of funding under the receivables facility depended primarily upon the outstanding trade accounts receivable balance from time to time. Aggregate availability is determined by using a formula that reduces the gross receivables balance by factors that take into account historical default and dilution rates, obligor concentrations and average days outstanding and the costs of the facility. As of December 31, 2008, approximately $37 million was available for funding. At December 31, 2008, no interest in the purchased receivables had been transferred under this facility.

On August 13, 2009 we refinanced our accounts receivable facility. The refinancing consisted of a new four-year $315 million ABL Revolver and $225 million Secured Notes, the proceeds of which were used to repay outstanding borrowings under our former term loan facility, revolving credit facility and accounts receivable facility, as well as to settle interest rate derivatives and to pay fees and expenses related to the refinancing. The ABL Revolver and the Secured Notes replaced our accounts receivables facility, which would have otherwise matured on November 30, 2009.

Note 10. Stock Option Plan

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

Amendment. On November 14, 2006, the Compensation Committee of Affinia Group Holdings Inc. revised the vesting terms applicable to options previously awarded by the Committee to its named executive officers, as well as all other employees, under the Plan. One-half of these options vest in equal portions at the end of each year beginning with the year of the grant and ending December 31, 2009 (the “Vesting Period”), 40% are eligible for vesting in equal portions upon the Company’s achievement of certain specified annual EBITDA performance targets over the Vesting Period and 10% are eligible for vesting in equal portions upon the Company’s achievement of certain net working capital performance targets over the Vesting Period. The Committee has not modified the time-vesting options or the working capital performance options. The Committee elected to modify the vesting terms for the EBITDA performance options so that these options were eligible for vesting in equal portions at the end of each of the years 2007, 2008, and 2009. The Committee also modified the performance targets for those years. The fair value of the modified award was slightly higher than the grant date fair value.

Method of Accounting and Our Assumptions

On July 20, 2005, we adopted the stock incentive plan with a maximum of 227,000 shares of common stock subject to awards. As of December 31, 2009 there were 103,917 vested shares and 71,721 unvested shares. Additionally, at year-end 51,362 shares were available for future stock option grants. Each option expires on August 1, 2015. One-half of the options vest based on the performance of the Company and the remaining portion vested at the end of each year ratably over the period from the year of the grant until December 31, 2009. The exercise price is $100 per option.

We account for our employee stock options under the fair value method of accounting using a Black-Scholes model to measure stock-based compensation expense at the date of grant. Dividend yields were not a factor because there were no cash dividends declared during 2007, 2008, and 2009. Our weighted-average Black-Scholes fair value assumptions include:

	2007	2008	2009
Weighted-average effective term	5.5 years	5.2 years	5.2 years
Weighted-average risk free interest rate	4.39%	4.35%	4.33%
Weighted-average expected volatility	39.6%	40.1%	40.8%
Weighted-average fair value of options
(Dollars in Millions)	$6	$7	$7

The fair value of the stock option grants is amortized to expense over the vesting period. The Company reduces the overall compensation expense by a turnover rate consistent with historical trends. Stock-based compensation expense, which was recorded in selling, general and administrative expenses, and tax related income tax benefits were less than $1 million for 2007 and 2008 and were $1 million for 2009.

Options
Outstanding at January 1, 2007	149,260
Granted	82,050
Forfeited/expired	(13,800)

Outstanding at December 31, 2007	217,510
Granted	9,500
Forfeited/expired	(45,225)

Outstanding at December 31, 2008	181,785
Granted	1,500
Forfeited/expired	(7,647)

Outstanding at December 31, 2009	175,638

A summary of the status of the Company’s nonvested shares as of December 31, 2009, and changes during the year ended December 31, 2009 is presented below:

Options
Outstanding at December 31, 2008	103,767
Granted	1,500
Vested	(25,898)
Forfeited/expired	(7,648)

Outstanding at December 31, 2009	71,721

Note 11. Pension and Other Postretirement Benefits

The Company provides defined contribution and defined benefit, qualified and nonqualified, pension plans for certain employees.

Under the terms of the defined contribution retirement plans, employee and employer contributions may be directed into a number of diverse investments. Expenses related to these defined contribution plans were $9 million for the year ended December 31, 2007, $8 million for the year ended December 31, 2008, and $1 million for the year ended December 31, 2009.

The Company has Canadian defined benefit pension plans (the assets of which are referred to as the “Fund”). These plans are managed in accordance with applicable legal requirements relating to the investment of registered pension plans. The responsibility for the investment of the Fund lies with the Investment Committee of ITT Industries of Canada Ltd. (the “Committee”). The Committee is composed of representatives of ITT and of the participating companies, which includes our Company. The investments objectives of the plans are to maximize long-term total investment returns while assuming a prudent level of risk deemed appropriate by the Committee. The Fund may not engage in certain investments that are not permitted for a pension plan pursuant to applicable provincial pension benefits legislation and the Income Tax Act of Canada. Additionally, the Fund may not invest more than 10% of the assets in any single public issue of securities except where the security is issued by or guaranteed by the government of Canada or a Canadian province. This investment policy permits plan assets to be invested in a number of diverse investment categories such as demand or term deposits, short term notes, treasury bills, bankers acceptances, commercial paper, investment certificates issued by banks, insurance companies or trust companies, bonds and non-convertible debentures, mortgages and other asset-backed securities, convertible debentures, real estate, preferred and common stocks that are traded publicly, including both Canadian and foreign stocks, resource properties, venture capital, insured contracts, pooled funds, segregated funds, trusts, closed-end investment companies, limited partnerships and other structured vehicles invested directly or indirectly in, or in interests.

The Company adopted a general accounting principle relating to the funded status of our defined benefit postretirement plans and provided the required disclosures as of December 31, 2007. The initial recognition of the funded status of the Company’s defined benefit postretirement plans resulted in a decrease in Shareholder’s Equity of $2 million, which was net of a tax benefit of $1 million, and was recorded as of December 31, 2007.

The following tables provide a reconciliation of the changes in the Company’s defined benefit pension plans’ and other postretirement plans’ benefit obligations and the fair value of assets for the years ended December 31, 2008 and December 31, 2009, as well as the statements of the funded status and schedules of the net amounts recognized in the balance sheet at December 31, 2008 and 2009. The measurement date for the amounts in these tables was December 31 of each year presented (Dollars in Millions):

	Pension Benefits
	Year Ended December 31, 2008	Year Ended December 31, 2009
Reconciliation of benefit obligation
Obligation at beginning of period	$35	$18
Service cost	—	—
Interest cost	1	1
Plan amendment	—	—
Actuarial (gain) loss	(1)	1
Benefit payments	(10)	(1)
Settlement	(1)	—
Translation adjustments	(6)	3

Obligation at end of period	$18	$22

Accumulated benefit obligation	$18	$22

	Pension Benefits
	Year Ended December 31, 2008	Year Ended December 31, 2009
Reconciliation of fair value of plan assets
Fair value, beginning of period	$32	$13
Actual return on plan assets	(4)	3
Employer contributions	2	3
Benefit payments	(10)	(1)
Settlement	(1)	—
Translation adjustments	(6)	2

Fair value, end of period	$13	$20

	Pension Benefits
	Year Ended December 31, 2008	Year Ended December 31, 2009
Funded Status	$(5)	$(2)
Unrecognized net actuarial loss	6	4

Accrued benefit cost	$1	$2

The weighted average asset allocations of the pension plans at December 31, 2008 and December 31, 2009 were as follows:

	December 31, 2008	December 31, 2009
Asset Category
Equity securities	58%	61%
Controlled-risk debt securities	41%	38%
Cash and short-term obligations	1%	1%

Total	100%	100%

The target asset allocations of the pension plans for equity securities, controlled-risk debt securities, absolute return strategies investments and cash and other assets at December 31, 2008 and December 31, 2009 were 70%, 30%, 0% and 0%.

The following table presents the funded status of the Company’s pension plans and the amounts recognized in the balance sheet as of December 31, 2008 and 2009 (Dollars in Millions):

	December 31, 2008	December 31, 2009
Accumulated benefit obligation at beginning of period	$35	$18
Projected benefit obligation	18	22
Fair value of assets	13	20

Accrued cost	$(5)	$(2)

Amounts recognized in balance sheet:
Accrued benefit liability	$(5)	$(2)
Intangible asset	—	—
Accumulated other comprehensive income	6	4

Net amount recognized	$1	$2

The Company’s projected benefit payments by the pension plans subsequent to December 31, 2009 are expected to be $1 million in 2010, $18 million in 2011 and less than $1 million for each of the next eight years.

Projected contributions to be made to the Company’s defined benefit pension plans are expected to be in aggregate $3 million over the next ten years.

Components of net periodic benefit costs for the Company’s defined benefit plans for the years ended December 31, 2007, December 31, 2008, and December 31, 2009 are as follows (Dollars in Millions):

	Pension Benefits
	Year Ended December 31, 2007	Year Ended December 31, 2008	Year Ended December 31, 2009
Service cost	$—	$—	$—
Interest cost	2	1	1
Expected return on plan assets	(2)	(1)	(1)
Amortization of transition obligation	—	—	—
Amortization of prior service cost	1	—	—
Recognized net actuarial loss	—	2	2

Net periodic benefit cost	$1	$2	$2

	December 31, 2007	December 31, 2008	December 31, 2009
Discount rate	5.0%	5.3%	5.1%
Expected return on plan assets	5.7%	6.1%	6.1%

The discount rate and expected return on plan assets for the Company’s plans presented in the tables above are used to determine pension expense for the succeeding year.

Fair Value Measurements. The following table presents our plan assets using the fair value hierarchy as of December 31, 2009. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs.

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Cash and cash equivalents

Cash and cash equivalents	$—	$—	$—	$—
Equity Securities:
Canadian equitities	8	1	—	9
Other equitities	2	2	—	4
Fixed income securities
Canadian Government Securities	—	1	—	1
Corporate bonds	—	6	—	6

Total plan assets	$10	$10	$—	$20

12. Income Tax

In the fourth quarter of 2009, the Company committed to a plan to sell the Commercial Distribution Europe segment. In accordance with ASC Topic 360, the Commercial Distribution Europe segment qualified as a discontinued operation. The following tables related to our consolidated statements of operations have been adjusted for all periods to reflect continuing operations (refer to Note 2 Discontinued Operation for further information).

The components of the income tax provision (benefit) are as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2008	Year Ended December 31, 2009
Current:
U.S. federal	$—	$—	$—
U.S. state and local	—	—	1
Non-United States	10	25	21

Total current	10	25	22
Deferred:
U.S. federal & state	(7)	(3)	—
Non-United States	3	(4)	—

Total deferred	(4)	(7)	—

Income tax provision	$6	$18	$22

The income tax provision was calculated based upon the following components of earnings (loss) before income taxes, equity in income, and noncontrolling interest (Dollars in Millions):

	Year Ended December 31, 2007	Year Ended December 31, 2008	Year Ended December 31, 2009
United States	$(12)	$(38)	$(39)
Non-United States	41	72	84

Earnings (loss) before income taxes	$29	$34	$45

Deferred tax assets (liabilities) consisted of the following (Dollars in Millions):

	At December 31, 2008	At December 31, 2009
Deferred tax assets:
Net operating loss carryforwards	$95	$96
Inventory reserves	12	16
Expense accruals	24	34
Other	13	18

Subtotal	144	164
Valuation allowance	(35)	(23)

Deferred tax assets	109	141
Deferred tax liabilities:
Depreciation & amortization	16	20
Foreign earnings	4	1

Deferred tax liabilities	20	21

Net deferred tax assets	$89	$120

Balance Sheet Presentation:
Current deferred taxes	$41	$50
Deferred income taxes	59	68
Other accrued expenses	(3)	—
Deferred employee benefits & other noncurrent liabilities	(8)	2

Net deferred tax assets	$89	$120

Valuation allowances are provided for deferred tax assets whenever the realization of the assets is not deemed to meet a more likely than not standard. Accordingly, valuation allowances have been provided for net operating losses in certain non-U.S. countries and U.S. states. To reflect judgments in applying this standard, the Company decreased the valuation allowance against deferred tax assets by $12 million in 2009. The valuation allowance decreased by $17 million due to discontinued operations and by $5 million for other foreign operations. It increased by $7 million due to U.S. state valuation allowances and a valuation allowance against a basis difference of $3 million that we do not expect to realize. U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such temporary differences totaled $92 million at December 31, 2009. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable.

The effective income tax rate differs from the U.S. federal income tax rate for the following reasons:

	Year Ended December 31, 2007	Year Ended December 31, 2008	Year Ended December 31, 2009
U.S. federal income tax rate	35.0%	35.0%	35.0%
Increases (reductions) resulting from:
State and local income taxes, net of federal income tax benefit	1.9	-0.8	0.5
Valuation allowance			15.1

Non-U.S. income	-7.9	-6.8	-23.4
U.S. Permanent Differences*	-9.2	11.1	9.9
Unremitted Earnings	0.4	8.8	5.8
Miscellaneous items	1.9	4.3	5.0

Effective income tax rate	22.1%	51.6%	47.9%

*	The U.S. Permanent Differences affecting the tax rate are a result of restructuring activities and nondeductible expenses.

At the end of 2009, federal domestic net operating loss carryforwards were $233 million. Of these, $12 million expire in 2024, $13 million expire in 2025, $36 million expire in 2026, $35 million expire in 2027, $76 million expire in 2028 and $61 million expire in 2029. At the end of 2009, state domestic net operating loss carryforwards were estimated to be $161 million, the majority of which expire between 2025 and 2029. At the end of 2009, foreign net operating loss carryforwards were $22 million and expire as follows: $0.6 million in 2010, $1.6 million in 2011, $1.7 million in 2012, $7.3 million in 2013, $3.0 million in 2014, $0.8 million in 2015, $2.4 million in 2016, $0.5 million in 2017, $0.3 million in 2018, $2.9 million in 2019, and $0.9 million in 2026. Realization of the tax benefits associated with loss carryforwards is dependent on generating sufficient taxable income prior to their expiration.

The Company adopted the provisions of general accounting principles relating to uncertain tax positions (referred to as FIN 48) on January 1, 2007. This accounting principle clarified the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with ASC Topic 740 and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The impact of an uncertain income tax position on an income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, this accounting principle provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The total amount of unrecognized tax benefits as of the date of adoption was $3 million. The Company recognized a $2 million increase in the liability for unrecognized tax benefits, a $1 million reduction to retained earnings and a $1 million increase to goodwill.

The following table summarizes the activity related to our unrecognized tax benefits (Dollars in Millions):

Balance at January 1, 2007	$3
Increases to tax positions	—
Decreases to tax positions in prior periods	(1)

Balance at January 1, 2008	$2
Increases to tax positions	—
Decreases to tax positions	—

Balance at January 1, 2009	$2
Increases to tax positions	—
Decreases to tax positions	—

Balance at December 31, 2009	$2

Included in the balance of unrecognized tax benefits at December 31, 2009, are $2 million of tax benefits that, if recognized, would affect the effective tax rate. The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties as part of the income tax provision. As of December 31, 2009 the Company’s accrual for interest and penalties is less than $1 million.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. For jurisdictions in which the Company transacts significant business, tax years ending December 31, 2004 and later remain subject to examination by tax authorities. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

Note 13. Property, Plant and Equipment

The following table breaks out the property, plant and equipment in further detail (Dollars in Millions):

	December 31,
	2008	2009
Property, plant and equipment
Land and improvements to land	$22	$25
Buildings and building fixtures	117	80
Machinery and equipment	150	179
Software	25	26
Other	1	1
Construction in progress	11	12

	326	323
Less: Accumulated depreciation	(118)	(124)

	$208	$199

The property, plant and equipment as of December 31, 2009 excludes our Commercial Distribution Europe segment property, plant and equipment, of $18 million, which was impaired. Depreciation is recognized on a straight-line basis over an asset’s estimated useful life. The depreciation expense from continuing operations was $22 million, $25 million, and $27 million for 2007, 2008, and 2009, respectively.

Note 14. Other Accrued Expenses

The following table breaks out the other accrued expenses in further detail (Dollars in Millions):

	December 31,
	2008	2009
Other accrued expenses
Return reserve	$18	$17
Accrued promotions and defective product	15	10
Core deposit liability	9	9
Taxes other than income taxes	31	41
Tax deposit payable	5	14
Interest payable	6	12
Accrued restructuring	11	7
Accrued workers compensation	7	6
Accrued freight	4	4
Other	42	34

	$148	$154

The other accrued expenses primarily consist of accrued utilities, accrued professional fees and other miscellaneous accruals.

A reconciliation of the changes in our return reserves is as follows beginning with January 1, 2007 (Dollars in Millions):

	December 31,
	2007	2008	2009
Beginning balance January 1	$18	$20	$18
Amounts charged to revenue	57	58	56
Returns processed	(55)	(60)	(57)

Ending balance December 31	$20	$18	$17

Note 15. Commitments and Contingencies

At December 31, 2009, the Company had purchase commitments for property, plant and equipment of approximately $2 million.

The Company had a logistics service agreement and future minimum rental commitments under non-cancelable operating leases of $168 million at December 31, 2009, with future rental payments of:

	Logistics Agreement	Operating Leases	Total*
2010	$10	$17	$27
2011	10	16	26
2012	10	15	25
2013	10	13	23
2014	10	11	21
Thereafter	23	23	46

Total	$73	$95	$168

*	The logistics service agreement of $73 million and the future minimum rental commitments of $27 million relate to Commercial Distribution Europe segment, which was sold on February 2, 2010.

The leases do not contain restrictions on future borrowings. There are no significant lease escalation clauses or purchase options. Rent expense from continuing operations was $18 million in 2007, $20 million in 2008, and $19 million in 2009. The logistics service agreement expense related to the Commercial Distribution Europe segment was $11 million, $10 million, and $10 million in 2007, 2008, and 2009, respectively.

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

On March 31, 2008, a class action lawsuit was filed by S&E Quick Lube Distributors, Inc. of Utah against several auto parts manufacturers for allegedly conspiring to fix prices for replacement oil, air, fuel and transmission filters. Several auto parts companies are named as defendants, including Champion Laboratories, Inc., Purolator Filters NA LLC, Honeywell International Inc., Cummins Filtration Inc., Donaldson Company, Baldwin Filters Inc., Bosch USA., Mann + Hummel USA Inc., ArvinMeritor Inc., United Components Inc and Wix Filtration Corp LLC (“Wix”), one of our subsidiaries. The lawsuit is currently pending as a consolidated Multi-District Litigation (“MDL”) Proceeding in Chicago, IL because of multiple “tag-along” filings in several jurisdictions. Two suits have also been filed in the Canadian provinces of Ontario and Quebec. Wix, along with other named defendants, have filed various motions to dismiss Plaintiffs’ complaints, which were denied by the court in December 2009, but are currently the focus of motions to reconsider. Initial discovery has begun in the case. Significantly, the U.S. Justice Department has recently closed its investigation into this matter. Affinia believes that Wix did not have significant sales in this particular market at the relevant time periods so we currently expect any potential exposure to be immaterial.

By letter dated March 4, 2010, Butzel Long, attorneys for Delphi Corporation, requested that the United States Bankruptcy Court for the Southern District of New York issue a summons in Case No. 07-02198 to Affinia Group Inc. and certain subsidiaries seeking recovery of certain allegedly avoidable transfers in the amount of $17 million. Affinia Group Inc. has not yet been served with the requested summons and complaint. We believe the action is without merit and intend to vigorously defend ourselves in this matter.

The Company has various accruals for civil, product liability and other costs. If there is a range of equally probable outcomes, we accrue the lower end of the range. The Company has $1 million accrued as of December 31, 2008 and December 31, 2009, respectively. There are no other recoveries expected from third parties.

During the first quarter of 2007 we signed a letter of credit in connection with a real estate lease. ASC 460, requires that this letter of credit be accounted for as a guarantee. The fair value of this guarantee as of December 31, 2009 was $1 million and is included in other noncurrent liabilities and other long-term assets.

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

Comprehensive Restructuring

The comprehensive restructuring plan was announced in December 2005 and should be completed by the end of 2010. We have closed many plants over the last few years and we have two more plants that have been announced for closure that are still in the process of being closed (Milton, Ontario and Litchfield, Illinois). Once the two plants close in 2010 we will have completed the comprehensive restructuring plan.

In connection with the comprehensive restructuring, we recorded $154 million in restructuring costs to date. The restructuring costs are disclosed by year in the chart below and were recorded in selling, general and administrative expense, cost of sales and as part of discontinued operations (Dollars in Millions).

	Discontinued Operations	Selling, General and Administrative Expenses	Cost of Sales	Total
2005	$—	$2	$21	$23
2006	1	38	1	40
2007	12	23	3	38
2008	12	27	1	40
2009*	2	10	1	13

Total	$27	$100	$27	$154

*	The total restructuring costs for 2009 were $14 million. The comprehensive restructuring plan accounted for $13 million and $1 million was for the Mississauga restructuring plan.

The Company also continues to expect that the major components of such costs will be employee severance costs, asset impairment charges, and other costs (i.e. moving costs, environmental remediation, site clearance and repair costs) each of which should represent approximately 45%, 19% and 36% respectively, of the total cost of the restructuring.

We forecast that the comprehensive restructuring program will result in approximately $161 million in restructuring costs, which exceeds preliminary expectations of $152 million. We anticipate that we will incur approximately $7 million more in restructuring costs during 2010 completing the closure of the previously announced facilities. With the completion of the comprehensive restructuring plan we have accomplished a major transformation. We anticipate from time to time further refinements through continued restructuring.

Other Restructuring

At the end of 2009 we approved the closure of our distribution operations located in Mississauga, Ontario, Canada. The operations are expected to close by the end of the first quarter of 2010. The closure of this operation is part of the Company’s continuing effort to improve its distribution system and serve the replacement parts market effectively and efficiently. The closure is expected to result in the Company incurring pre-tax charges of approximately $5 million. The charges are comprised of employee severance costs of $1 million, lease termination costs of $2 million and other trailing liabilities of $2 million. We incurred approximately $1 million in severance costs in the fourth quarter of 2009 related to the closure of this facility.

The restructuring charges for the comprehensive restructuring and further restructuring consist of employee termination costs, other exit costs and impairment costs. Severance costs are being accounted for in accordance with ASC Topic 420 and ASC Topic 712.

The following summarizes the restructuring charges and activity for all the Company’s restructuring programs (Dollars in Millions):

Accrued Restructuring

	Comprehensive	Other	Total
Balance at December 31, 2007	$10	—	$10
Charges to expense:
Employee termination benefits	29	—	29
Asset write-offs expense	2	—	2
Other expenses	9	—	9

Total restructuring expenses	40	—	40
Cash payments and asset write-offs:
Cash payments	(29)	—	(29)
Asset retirements and other	(10)	—	(10)

Balance at December 31, 2008	$11	—	$11
Charges to expense:
Employee termination benefits	4	1	5
Asset write-offs expense	1	—	1
Other expenses	8	—	8

Total restructuring expenses	13	1	14
Cash payments and asset write-offs:
Cash payments	(15)	—	(15)
Asset retirements and other	(3)	—	(3)

Balance at December 31, 2009	$6	1	$7

At December 31, 2009, $7 million of restructuring charges remained in accrued liabilities, relating to wage and healthcare continuation for severed employees and other termination costs. These remaining benefits are expected to be paid during 2010. The following table shows the restructuring expenses by segment (Dollars in Millions):

	2007	2008	2009
On and Off-highway segment	$26	$19	$8
Brake South America segment	—	7	1
Corporate, eliminations and other	—	2	3

	$26	$28	$12
Commercial Distribution Europe segment	12	12	2

Total	$38	$40	$14

Note 17. Related Party Transactions

Mr. John M. Riess, an Affinia Group Inc. Board member, is the parent of an executive, Michael Riess, who is currently employed with Genuine Parts Company (NAPA) but was previously employed with General Parts Inc (CARQUEST) in 2007. NAPA and CARQUEST are the Company’s two largest customers as a percentage of total net sales from continuing operations accounted for 29% and 8%, 27%, and 8% and 29% and 8% for the year ended December 31, 2007, 2008 and 2009, respectively.

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

Note 18. Segment Information

The products, customer base, distribution channel, manufacturing process, procurement are similar throughout all of the Company’s operations. However, due to different economic characteristics in the Company’s operations and in conformity with ASC Topic 280, the Company was previously presented as three separate reporting segments: (1.) the On and Off-highway segment, which is composed of Filtration, Brake North America and Asia, Chassis, and Commercial Distribution South America, (2.) Brake South America segment, and (3.) Commercial Distribution Europe segment. All three segments are in the On and Off-highway industry but for segment reporting purposes we refer to the first segment as the On and Off-highway segment. Because of the sale of our Commercial Distribution Europe segment, refer to Note 2, the Commercial Distribution Europe segment was classified as discontinued operations and, as such is not presented in the net sales and operating profit segment tables below. Segment net sales, operating profit, total assets, depreciation and capital expenditures were as follows (Dollars in Millions):

	Net Sales			Operating Profit
	2007	2008	2009	2007	2008	2009
On and Off-highway segment	$1,853	$1,908	$1,792	$109	$141	$153
Brake South America segment	30	26	22	(6)	(11)	(3)
Eliminations and other	(26)	(19)	(17)	(19)	(37)	(49)

	$1,857	$1,915	$1,797	$84	$93	$101

	Total Assets
	2008	2009
On and Off-highway segment	$1,327	$1,318
Brake South America segment	6	8
Corporate, eliminations and other	62	102
Assets of discontinued operations	120	55

	$1,515	$1,483

	Depreciation and Amortization			Capital Expenditures
	2007	2008	2009	2007	2008	2009
On and Off-highway segment	$18	$22	$24	$24	$20	$27
Brake South America segment	1	1	1	1	1	1
Corporate, eliminations and other	11	11	11	3	2	—

Total from continuing operations	30	34	36	28	23	28
Discontinued operations	3	2	2	2	2	3

	$33	$36	$38	$30	$25	$31

Net sales by geographic region were as follows (Dollars in Millions):

	Year Ended December 31, 2007	Year Ended December 31, 2008	Year Ended December 31, 2009
Canada	$189	$143	$145
Brazil	289	356	321
Other Countries	233	276	257
Total Other Countries	711	775	723
United States	1,146	1,140	1,074

	$1,857	$1,915	$1,797

Long-lived assets by geographic region were as follows (Dollars in Millions):

	December 31, 2008	December 31, 2009
Canada	$14	$11
China	78	71
Brazil	6	10
Other Countries	19	51

Total other countries	117	143
United States	323	272

	$440	$415

Net sales by geographic area were determined based on origin of sale. Geographic data on long-lived assets are comprised of property, plant and equipment, goodwill, other intangible assets and deferred financing costs.

We offer primarily three types of products: brake products, which include brake drums, rotors, pads and shoes and hydraulic brake system components; filtration products, which include oil, fuel, air and other filters; and chassis products, which include steering, suspension and driveline components. Additionally, we have Commercial Distribution South America products, which offer brake, chassis, filtration and other products. The Company’s sales by group of similar products are as follows (Dollars in Millions):

	Year Ended December 31, 2007	Year Ended December 31, 2008	Year Ended December 31, 2009
Brake products	$704	$684	$615
Filtration products	728	727	713
Chassis products	150	155	153
Commercial Distribution South America products	301	368	333
Eliminations and other	(26)	(19)	(17)

	$1,857	$1,915	$1,797

Note 19. Asset Retirement Obligations

We account for the fair value of an asset retirement obligation (“ARO”) in the period in which it is incurred if it can be reasonably estimated, with the offsetting associated asset retirement costs capitalized as part of the carrying amount of the long-lived assets. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over its useful life. Changes in the ARO resulting from the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense, which is included in depreciation and amortization expense in the consolidated statements of operations. Changes resulting from revisions to the timing or amount of the original estimate of cash flows are recognized as an increase or a decrease in the asset retirement cost and ARO. The ARO recorded at December 31, 2008 and December 31, 2009 was $2 million.

Note 20. Other Acquisitions and Disposals of Businesses

In addition to the disposals and acquisition described in Notes 2 and 3 we completed the purchase of the remaining 40% interest in Wix Helsa Company in April 2008. The purchase price of $2.5 million exceeded the fair value of the assets and the liabilities by approximately $2 million, which was recorded to goodwill.

In April 2008, we completed the sale of our Quinton Hazell Belgium business to Kuhne Automotive B.V (“Kuhne”) for total consideration of $3 million. The sale covered substantially all of the Quinton Hazell Belgium business. The sale included $4 million in assets and less than $1 million in liabilities. This transaction resulted in a loss of $1 million and was included in discontinued operations. Through the date of sale, Quinton Hazell Belgium is included in the Commercial Distribution Europe segment.

Included within the investing cash flows on our cash flow statement is $3 million from the above described sale of our Belgian operations and $3 million for the collection on a note relating to the March 31, 2005 sale of our former subsidiary Beck Arnley. During the second quarter of 2008, Uni-Select Inc. purchased Beck Arnley. As part of that purchase, the full outstanding amount of the note was paid to Affinia.

Note 21. Derivatives

The Company’s financial derivative assets and liabilities consist of standard currency forward contracts and interest rate swaps. The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

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

All derivative instruments are recognized on our balance sheet at fair value. The fair value measurements of our currency derivatives are based upon Level 2 inputs consisting of observable market data pertaining to relevant currency exchange rates, as reported by a recognized independent third-party financial information provider. Based upon the Company’s periodic assessment of the creditworthiness of its derivative transactions counterparties, our derivative instruments’ fair value measurements are not adjusted for incremental counterparty credit risk.

Currency Rate Derivatives

Our currency derivative contracts are valued using then-current spot and forward market data as provided by external financial institutions. We enter into short-term hedging transactions with banking institutions of only the highest tiered credit ratings and thus the counterparty credit risk associated with these contracts is not considered significant.

Our currency derivatives are undesignated hedges of specific monetary asset balances subject to currency revaluation. Changes in the fair value of these hedging transactions are recognized in income each accounting period. At December 31, 2009, the aggregate notional amount of our currency derivatives was $133 million having a fair market value of both assets and liabilities of less than $1 million.

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

The notional amount and fair value of our outstanding currency forward contracts were as follows (Dollars in millions):

	Notional Amount	Asset Derivative	Liability Derivative
As of December 31, 2009	$133	$—	$—
As of December 31, 2008	$146	$3	$2

Interest Rate Derivatives

On August 17, 2009, the Company terminated its interest rate swap transactions that had formerly been designated as cash flow hedges of a portion of the future interest payments associated with our floating rate debt obligations. The changes in the fair value of these hedging transactions were deferred to other comprehensive income (loss) based upon the determined effectiveness of the hedging transactions. Amounts were reclassified from other comprehensive income as the underlying hedged items were realized or the hedge was determined to be ineffective. There was no hedge ineffectiveness recorded to earnings related to the interest rate hedge transactions during 2009. In accordance with hedge accounting requirements set forth in ASC Topic 815 (ASC Topic 815, originally issued as SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”), the Company recognized a $4 million loss upon settlement of these transactions that had been previously deferred in other comprehensive income (loss). As of December 31, 2009, the Company had no outstanding interest rate derivative balances nor were there any gains (losses) deferred in other comprehensive income associated with terminated interest rate derivative transactions.

The notional amount and fair value of interest rate swaps outstanding are as follows (Dollars in millions):

	Notional Amount	Fair Value
As of December 31, 2009	$—	$—
As of December 31, 2008	$150	$7 Liability

Note 22. Settlement

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

Also as part of the settlement agreement Affinia received a general unsecured nonpriority claim against Dana in the amount of $21.7 million in connection with Dana’s proposed rejection of the Purchase Agreement. We sold our general non-recourse unsecured claim for $15.4 million on December 17, 2007. The termination of the Purchase Agreement as provided in the Settlement Agreement resulted in Affinia no longer being indemnified by Dana against certain product liability claims, environmental claims or litigation matters (other than tax-related litigation). The loss of the indemnity protection resulted in the Company accruing $0.9 million in connection with certain South American litigation and a Canadian environmental matter. We recorded the remaining consideration of $14.5 million as a reduction to operating expenses as disclosed on the consolidated statements of operations.

Note 23: Retrospective adoption

Effective January 1, 2009, the Company adopted a general accounting principle relating to the accounting for and reporting of minority interest (now called noncontrolling interest) in our consolidated financial statements. Upon adoption, certain prior period amounts have been retrospectively changed to conform. Given the insignificance of the operating results of the noncontrolling interest, there is no change to the consolidated statement of operations and the consolidated statements of cash flows as previously reported for the years ended December 31, 2007, and 2008. The minority interest (now called noncontrolling interest) was reclassified to the equity section of the balance sheet. The effect on total equity is reflected in the table below:

(Dollars in millions)	As reported	Adjustment	As adjusted
Total equity as of December 31, 2008	$356	$60	$416

Note 24. Financial Information for Guarantors and Non-Guarantors

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

The following information presents Condensed Consolidating Statements of Operations and Condensed Consolidating Statements of Cash Flows for the years ended December 31, 2007, December 31, 2008, December 31, 2009 and Condensed Consolidating Balance Sheets as of December 31, 2008 and December 31, 2009 of (1) the Parent, (2) the Issuer, (3) the Guarantors, (4) the Non-Guarantors, and (5) eliminations to arrive at the information for the Company on a consolidated basis. Other separate financial statements and other disclosures concerning the Parent and the Guarantors are not presented because management does not believe that such information is material to investors.

Affinia Group Intermediate Holdings Inc.

Notes to consolidated financial statements (continued)

Supplemental Guarantor

Consolidating Statement of Operations

For the Year Ended December 31, 2007

(Dollars in Millions)

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated total
Net sales	$—	$—	$1,182	$986	$(311)	$1,857
Cost of sales	—	—	(933)	(890)	311	(1,512)

Gross profit	—	—	249	96	—	345
Selling, general, and administrative expenses	—	(34)	(146)	(96)	—	(276)
Income from settlement	—	15	—	—	—	15

Operating (loss) profit	—	(19)	103	—	—	84
Other income (loss), net	—	40	(37)	1	—	4
Interest expense	—	(58)	—	(1)	—	(59)

Income from continuing operations before income tax provision, equity in income and noncontrolling interest	—	(37)	66	—	—	29
Income tax (benefit) provision	—	8	—	(14)	—	(6)

Income (loss) from continuing operations	—	(29)	66	(14)	—	23
Equity interest in income	6	45	(3)	46	(94)	—

Net income from continuing operations	6	16	63	32	(94)	23
(Loss) from discontinued operations, net of tax	—	—	—	(17)	—	(17)

Net (loss) income	6	16	63	15	(94)	6
Less: Net loss attributable to noncontrolling interest, net of tax	—	—	—	—	—	—

Net (loss) income attributable to the company	$6	$16	$63	$15	$(94)	$6

Affinia Group Intermediate Holdings Inc.

Notes to consolidated financial statements (continued)

Supplemental Guarantor

Consolidating Statement of Operations

For the Year Ended December 31, 2008

(Dollars in Millions)

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated total
Net sales	$—	$—	$1,269	$941	$(295)	$1,915
Cost of sales	—	—	(1,072)	(769)	295	(1,546)

Gross profit	—	—	197	172	—	369
Selling, general, and administrative expenses	—	(29)	(147)	(100)	—	(276)

Operating (loss) profit	—	(29)	50	72	—	93
Other income (loss), net	—	23	(25)	(1)	—	(3)
Interest expense	—	(55)	—	(1)	—	(56)

Income from continuing operations before income tax provision, equity in income and noncontrolling interest	—	(61)	25	70	—	34
Income tax (benefit) provision	—	5	—	(23)	—	(18)

Income (loss) from continuing operations	—	(56)	25	47	—	16
Equity interest in income	(3)	53	28	—	(78)	—

Net income from continuing operations	(3)	(3)	53	47	(78)	16
(Loss) from discontinued operations, net of tax	—	—	—	(19)	—	(19)

Net (loss) income	(3)	(3)	53	28	(78)	(3)
Less: Net loss attributable to noncontrolling interest, net of tax	—	—	—	—	—	—

Net (loss) income attributable to the company	$(3)	$(3)	$53	$28	$(78)	$(3)

Affinia Group Intermediate Holdings Inc.

Notes to consolidated financial statements (continued)

Supplemental Guarantor

Consolidating Statement of Operations

For the Year Ended December 31, 2009

(Dollars in Millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total

Net sales	$—	$—	$1,181	$943	$(327)	$1,797
Cost of sales	—	—	(987)	(769)	327	(1,429)

Gross profit	—	—	194	174	—	368
Selling, general and administrative expenses	—	(43)	(132)	(92)	—	(267)
Income from settlement	—	—	—	—	—	—

Operating (loss) profit	—	(43)	62	82	—	101
Gain on extinguishment of debt	—	8	—	—	—	8
Other income (loss), net	—	18	(16)	3	—	5
Interest expense	—	(67)	—	(2)	—	(69)

Income from continuing operations before income tax provision, equity in income and noncontrolling interest	—	(84)	46	83	—	45
Income tax (benefit) provision	—	10	—	12	—	22
Equity in income, net of tax	(44)	54	11	1	(21)	1

Net income from continuing operation	(44)	(40)	57	72	(21)	24
(Loss) from discontinued operations, net of tax	—	—	—	(61)	—	(61)

Net (loss) income	$(44)	$(40)	$57	$11	$(21)	$(37)
Less: net income attributable to noncontrolling interest, net of tax	—	4	3	—	—	7

Net income (loss) attributable to the Company	$(44)	$(44)	$54	$11	$(21)	$(44)

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

Affinia Group Intermediate Holdings Inc.

Notes to consolidated financial statements (continued)

Supplemental Guarantor

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2008

(Dollars in Millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Elimination	Consolidated Total
Operating activities
Net cash (used in) provided by operating activities	—	37	16	(5)	—	48
Investing activities
Proceeds from sale of assets	—	—	—	1	—	1
Investments in companies, net of cash acquired	—	(50)	—	—	—	(50)
Proceeds from sale of affiliates	—	3	—	3	—	6
Investments in affiliates	—	—	(6)	—	—	(6)
Change in restricted cash	—	—	—	(1)	—	(1)
Additions to property, plant and equipment, net	—	(1)	(11)	(13)	—	(25)
Other investing activities	—	—	—	—	—	—

Net cash used in investing activities	—	(48)	(17)	(10)	—	(75)
Financing activities
Short-term debt, net	—	—	—	—	—	—
Proceeds from long-term debt	—	—	—	1	—	1
Payment of long-term debt	—	—	—	—	—	—
Capital contribution	—	50	—	—	—	50
Net transactions with Parent	—	—	—	—	—	—

Net cash provided by (used in) financing activities of continuing operations	—	50	—	1	—	51
Net cash used in financing activities of discontinued operations	—	—	—	—	—	—

Net cash provided by (used in) financing activities	—	50	—	1	—	51
Effect of exchange rates on cash	—	—	—	(6)	—	(6)
Change in cash and cash equivalents	—	39	(1)	(20)	—	18
Cash and cash equivalents at beginning of period	—	20	1	38	—	59

Cash and cash equivalents at end of period	$—	$59	$—	$18	$—	$77

Affinia Group Intermediate Holdings Inc.

Notes to consolidated financial statements (continued)

Supplemental Guarantor

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2009

(Dollars in Millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Elimination	Consolidated Total
Operating activities
Net cash (used in) provided by operating activities	—	(18)	15	58	—	55
Investing activities
Proceeds from sale of assets	—	—	—	—	—	—
Investments in companies, net of cash acquired	—	—	—	—	—	—
Proceeds from sale of affiliates	—	—	—	—	—	—
Investments in affiliates	—	—	—	—	—	—
Change in restricted cash	—	—	—	(5)	—	(5)
Additions to property, plant and equipment, net	—	—	(15)	(16)	—	(31)

Net cash used in investing activities	—	—	(15)	(21)	—	(36)
Financing activities
Short-term debt, net	—	—	—	—	—	—
Net decrease in debt of noncontrolling interest	—	—	—	(3)	—	(3)
Payments on senior term loan facility	—	(297)	—	—	—	(297)
Payment of deferred financing costs	—	(22)	—	—	—	(22)
Proceeds from Secured Notes	—	222	—	—	—	222
Net proceeds from ABL Revolver	—	90	—	—	—	90
Purchase of noncontrolling interest	—	(25)	—	—	—	(25)

Net cash provided by (used in) financing activities of continuing operations	—	(32)	—	(3)	—	(35)
Effect of exchange rates on cash	—	—	—	4	—	4
Change in cash and cash equivalents	—	(50)	—	38	—	(12)
Cash and cash equivalents at beginning of period	—	59	—	18	—	77

Cash and cash equivalents at end of period	$—	$9	$—	$56	$—	$65

Affinia Group Intermediate Holdings Inc.

Notes to consolidated financial statements (continued)

Supplemental Guarantor

Consolidating Balance Sheet

December 31, 2008

(Dollars in Millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$59	$—	$18	$—	$77
Restricted cash	—	—	—	4	—	4
Accounts receivable	—	31	155	126	—	312
Inventories	—	—	314	198	—	512
Other current assets	—	47	1	41	—	89

Total current assets	—	137	470	387	—	994
Investments and other assets	—	218	76	19	—	313
Intercompany investments	356	1,068	347	—	(1,771)	—
Intercompany receivables	—	(332)	275	57	—	—
Property, plant and equipment, net	—	9	95	104	—	208

Total assets	$356	$1,100	$1,263	$567	$(1,771)	$1,515

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$13	$156	$105	$—	$274
Notes payable	—	—	—	14	—	14
Accrued payroll and employee benefits	—	6	4	21	—	31
Other accrued liabilities	—	59	31	58	—	148

Total current liabilities	—	78	191	198	—	467
Deferred employee benefits and noncurrent liabilities	—	14	—	10	—	24
Long-term debt	—	597	—	11	—	608

Total liabilities	—	689	191	219	—	1,099
Total shareholder’s equity	356	411	1,072	348	(1,771)	416

Total liabilities and equity	$356	$1,100	$1,263	$567	$(1,771)	$1,515

Affinia Group Intermediate Holdings Inc.

Notes to consolidated financial statements (continued)

Supplemental Guarantor

Consolidating Balance Sheet

December 31, 2009

(Dollars in Millions)

	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$9	$—	$56	$—	$65
Restricted cash	—	—	—	9	—	9
Accounts receivable	—	1	168	124	—	293
Inventories	—	—	256	174	—	430
Other current assets	—	51	4	66	—	121
Current assets of discontinued operations	—	—	—	55	—	55

Total current assets	—	61	428	484	—	973
Investments and other assets	—	228	20	63	—	311
Intercompany investments	391	1,147	278	—	(1,816)	—
Intercompany receivables	—	(366)	497	(131)	—	—
Property, plant and equipment, net	—	5	91	103	—	199

Total assets	$391	$1,075	$1,314	$519	$(1,816)	$1,483

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$15	$109	$77	$—	$201
Notes payable	—	—	—	12	—	12
Accrued payroll and employee benefits	—	11	5	11	—	27
Other accrued liabilities	—	22	53	79	—	154
Current liabilities of discontinued operations	—	—	—	43	—	43

Total current liabilities	—	48	167	222	—	437
Deferred employee benefits and noncurrent liabilities	—	11	—	9	—	20
Long-term debt	—	579	—	10	—	589

Total liabilities	—	638	167	241	—	1,046
Total shareholder’s equity	391	437	1,147	278	(1,816)	437

Total liabilities and equity	$391	$1,075	$1,314	$519	$(1,816)	$1,483

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A(T).	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2009, the end of the period covered by this annual report.

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

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2009, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this annual report. Under those rules, we will not be required to include the attestation report until the 2010 fiscal year end.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during our fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below is certain information concerning the individuals serving as the executive officers and members of the Board of Directors of Affinia Group Inc., including their ages as of March 16, 2010.

Name	Age	Position
Terry R. McCormack	59	President, Chief Executive Officer and Director
Thomas H. Madden	60	Senior Vice President and Chief Financial Officer
H. David Overbeeke	48	President, Global Brake & Chassis Group
Keith A. Wilson	48	President, Global Filtration Group
Jorge C. Schertel	58	Vice President, Commercial Distribution, South America
Roderick Ashby-Johnson	65	Vice President, Commercial Distribution, Europe
Steven E. Keller	51	Senior Vice President, General Counsel and Secretary
Timothy J. Zorn	57	Vice President, Human Resources
James E. Burdiss	58	Vice President and Chief Information Officer
Patrick M. Manning	37	Vice President, Business Development
Larry W. McCurdy	74	Chairman of the Board of Directors
Joseph A. Onorato	61	Director
John M. Riess	67	Director
Michael F. Finley	48	Director
Donald J. Morrison	49	Director
James A. Stern	59	Director
Joseph E. Parzick	54	Director

Terry R. McCormack has served as our President, Chief Executive Officer and a Director since December 1, 2004. He held a variety of positions at Dana from 1974 through July 2000, when he was named President of Dana’s Aftermarket Group, a position he held until December 1, 2004. Mr. McCormack holds a B.S. degree in Psychology from Ball State University. He has completed the Harvard Advanced Management Program. Mr. McCormack serves on the Board of Directors of MEMA and the University of North Carolina at Charlotte’s Belk College School of Business. He is also a member of the Automotive Presidents’ Group.

Thomas H. Madden has served as our Senior Vice President and Chief Financial Officer since January 1, 2007. Mr. Madden previously served as our Vice President and Chief Financial Officer from December 1, 2004 until the end of 2006. Mr. Madden formerly served as Vice President and Group Controller for the Aftermarket Group of Dana since 1998. He earned a B.B.A. in Accounting from the University of Toledo. He also attended the University of Michigan Executive Business School.

H. David Overbeeke has served as our President, Global Brake & Chassis Group since July 14, 2008, having previously served as a Director of Affinia Group Inc. from April 1, 2008 until July 14, 2008. Mr. Overbeeke also currently serves as Operating Advisor for Oak Hill Capital Partners, a private equity firm and prior to that he spent over 20 years with GE in various roles including Executive Vice President and CIO Digital Media of NBC Universal, and General Manager of Fleet Operations at GE Aviation. Mr. Overbeeke earned a BSe degree in Mechanical Engineering with a minor in Business from the University of Waterloo. Mr. Overbeeke serves on the Boards of Directors of Republic National Cabinet Corporation and Wilton Re, a life reinsurance company.

Keith A. Wilson has served as our President, Global Filtration Group since January 1, 2008, having previously served as President, Under Hood Group from January 1, 2007 until December 31, 2007. Mr. Wilson served as Vice President and General Manager of Under Hood Group of Affinia Group Inc. from December 1, 2004 until the end of 2006. Mr. Wilson had served as Vice President and division manager of Wix Filtration Products Division of Dana from September 2000 and was given additional responsibility for Engine Operations in 2003. Mr. Wilson earned a Bachelor’s degree in Marketing and Management from Ball State University and he is a graduate of Dana’s M.B.A. Program. He also served as Chairman of Dana’s Global Environmental Health & Safety Advisory Council.

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

         Roderick Ashby-Johnson served as our Vice President, Commercial Distribution Europe from January 1, 2008 until February 2, 2010. Mr. Ashby-Johnson served as General Manager from November 20, 2006 until December 31, 2007. Mr. Ashby-Johnson formerly served as Chief Executive of T&N Engine Parts Aftermarket Worldwide, Chairman of Clevite Engine Parts Inc. and similar T&N subsidiaries around the world. Earlier he held senior appointments with T&N plc, Associated Engineering Ltd. and GKN around Europe, North America and Asia. Mr. Ashby-Johnson earned Masters Degrees in Mechanical Sciences and Business Management from Cambridge University.

Steven E. Keller has served as our Senior Vice President, General Counsel and Secretary since January 1, 2007. Mr. Keller served as General Counsel and Secretary from December 1, 2004 until the end of 2006. Prior to December 1, 2004, Mr. Keller served as Managing Attorney and a member of the Dana Law Department’s Operating Committee. Mr. Keller earned a B.A. in Financial Administration from Michigan State University and a J.D. from the Marshall-Wythe School of Law at the College of William and Mary. He also attended the University of Michigan Executive Business School. He is a member of the Virginia Bar.

Timothy J. Zorn has served as our Vice President, Human Resources since December 1, 2004. Mr. Zorn held the same position with the Aftermarket Group of Dana from May 2003 until December 1, 2004 and was previously the Human Resources Manager of Dana’s Wix division from May 1999 until May 2003. Mr. Zorn earned his Bachelor’s degree in Economics from Ohio Wesleyan University. He is a certified Senior Professional Human Resources and has served terms on the Board of Directors of several charitable and educational organizations.

James E. Burdiss has served as our Vice President and Chief Information Officer since June 2007. Prior to joining Affinia, Mr. Burdiss was Senior Vice President and Chief Information Officer for Smurfit Stone Container Corporation from January 2001 until April 2007. Mr. Burdiss currently serves on the Board of Directors for Ranken Jordan Pediatric Specialty Hospital located in St. Louis, Missouri, and is a member of the Metro East Technical Advisory Board for Southern Illinois University School of Business at Edwardsville, Illinois. Additionally, he is a founding member of CIO magazine’s CIO Executive Council. Mr. Burdiss earned a B.S. degree from Southern Illinois University and an M.B.A. from the Darden Graduate School of Business Administration, University of Virginia.

Patrick M. Manning has served as our Vice President, Business Development since January 1, 2009. Mr. Manning previously served as our Director, Business Development from December 1, 2004 until December 2008. Mr. Manning was a Manager of Corporate Development in 2003 and Director of Business Development in 2004 at Dana. Mr. Manning earned a Bachelor of Science degree in Industrial Engineering from the University of Pittsburgh and an M.B.A. from Southern Connecticut State University.

Larry W. McCurdy has served as Chairman of the Board of Directors since December 1, 2004. He was President of the Aftermarket Group at Dana from 1998 until his retirement in 2000. He served as Chairman of the Board, President and Chief Executive Officer of Echlin, Inc. from March 1997 until its merger with Dana in 1998. He has also held senior executive positions at Cooper Industries, Inc. and Moog Automotive, Inc., where he served as President and Chief Executive Officer, and Tenneco Inc., where he served as President of its subsidiary Walker Manufacturing and Executive Vice President of its North American Operations. Mr. McCurdy also serves on the Boards of Directors of Mohawk Industries Inc., General Parts, Inc. and Trail Creek Investments.

Michael F. Finley has served as a Director since December 1, 2004. Mr. Finley also serves as Chair of the Nominating Committee of our Board of Directors. Since March 2008, Mr. Finley has been a partner of Court Square Capital Partners. Formerly, Mr. Finley was a Managing Director of Cypress beginning in 1998 and was a member of Cypress since its formation in April 1994. Mr. Finley earned a B.A. from St. Thomas University and an M.B.A. from the University of Chicago’s Graduate School of Business. Mr. Finley currently serves on the Boards of Directors of CPI International, Inc., Wyle, Inc. and MSX International, Inc.

Donald J. Morrison has served as a Director since December 1, 2004. Mr. Morrison is a Senior Managing Director with OMERS Private Equity, which makes private equity investments on behalf of OMERS, one of Canada’s largest pension funds. Before joining OMERS, Mr. Morrison spent over ten years with PricewaterhouseCoopers LLP in Corporate Finance focusing on restructurings and turnarounds and eight years as Senior Vice President and member of the Senior Management Investment Committee with one of Canada’s largest venture capital funds originating and structuring expansion and buyout investments. Mr. Morrison has served on the Boards of Directors of over 20 public and private companies. Mr. Morrison earned a B. Commerce degree from the University of Toronto, is a Chartered Accountant, Chartered Insolvency and Restructuring Practitioner, and a Chartered Director.

Joseph A. Onorato has served as a Director since December 1, 2004. Mr. Onorato also serves as Chair of the Audit Committee of our Board of Directors. Mr. Onorato was Chief Financial Officer of Echlin, Inc., where he spent nineteen years. He served as Treasurer from 1990 to 1994, as Vice President and Treasurer from 1994 to 1997 and as Vice President and Chief Financial Officer from 1997 until the company was acquired by Dana in July 1998. Mr. Onorato served as Senior Vice President and Chief Financial Officer for the Aftermarket Group of Dana from July 1998 until his retirement in September 2000. Mr. Onorato previously worked for PricewaterhouseCoopers LLP. Mr. Onorato also serves on the Board of Directors of Mohawk Industries Inc.

John M. Riess has served as a Director since December 1, 2004. He formerly served as Chairman and Chief Executive Officer of Breed Technologies, Inc. from 2000 to 2003 when he retired. Prior to this, Mr. Riess held various management and executive positions within the Gates Rubber Company, serving as Chairman of the Board and Chief Executive Officer from 1997 to 1999. Mr. Riess also serves on the Board of Formed Fiber Technologies, Inc.

James A. Stern has served as a Director since December 1, 2004. Mr. Stern also serves as Chair of the Compensation Committee of our Board of Directors. Mr. Stern is Chairman and CEO of Cypress, a position he has held since 1994. Mr. Stern headed Lehman Brothers’ Merchant Banking Group before leaving that firm to help found Cypress. During his 20-year tenure with Lehman, he held senior management positions where he was responsible for the high yield and primary capital markets groups. He also served as co-head of investment banking and was a member of Lehman’s operating committee. Before graduating from Harvard Business School, Mr. Stern earned a B.S. from Tufts University, where he is Chairman of the Board of Trustees. He also serves on the Boards of Directors of Cooper-Standard Automotive Inc.

Joseph E. Parzick has served as a Director since August 2008. Mr. Parzick joined Cypress in June 2003 and is a Managing Director of Cypress Advisors, Inc. He spent the previous four years as a Managing Director in Morgan Stanley’s financial sponsor group. Immediately prior to this, he was a professional employee of EXOR America Inc., a merchant banking affiliate of the Agnelli Group and Lehman Brothers, where he was a Managing Director and co-head of the financial sponsors group. He earned a Bachelors of Science degree from the University of Virginia and an M.B.A. from the University of Pennsylvania’s Wharton School. Mr. Parzick also serves on the Board of Directors of Danka Business Systems PLC, Financial Guaranty Insurance Company, Republic National Cabinet Group, and Stone Canyon Entertainment Corporation.

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

Director Qualifications

The Board of Directors (the “Board”) seeks to ensure that the Board is composed of members whose particular experience, qualifications, attributes and skills, when taken together, will allow the Board to satisfy its oversight responsibilities effectively. In that regard, the Nominating Committee is responsible for recommending candidates for all directorships to be filled by the Board. In identifying candidates for membership on the Board, the Nominating Committee takes into account (1) minimum individual qualifications, such as high ethical standards, integrity, maturity, careful judgment, industry knowledge or experience and an ability to work collegially with the other members of the Board and (2) all other factors it considers appropriate, including alignment with our stockholders, especially investment funds affiliated with The Cypress Group (“Cypress”), OMERS Administration Corporation (“OMERS”), The Northwestern Mutual Life Insurance Company, California State Teachers’ Retirement System and Stockwell Fund, L.P. (collectively, the “Sponsors”).

In October 2004, Mr. Stern was elected to the Company’s Board. In November 2004, Mr. Finley and Mr. Morrison were elected to the Company’s Board. In August 2008, Mr. Parzick was elected to the Company’s Board. Mr. Stern, Mr. Parzick, Mr. Finley and Mr. Morrison were appointed to the Board as a consequence of their respective relationships with investment funds affiliated with the Sponsors. They are collectively referred to as the “Sponsor Directors.” Mr. McCurdy, Mr. Onorato and Mr. Riess are collectively referred to as the “Non-Sponsor Directors.”

When considering whether the Board’s directors and nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board to satisfy its oversight responsibilities effectively in light of Company’s business and structure, the Board focused primarily on the information discussed in each of the Board members’ or nominees’ biographical information set forth above.

Each of the Company’s directors possesses high ethical standards, acts with integrity, and exercises careful, mature judgment. Each is committed to employing their skills and abilities to aid the long-term interests of the stakeholders of the Company. In addition, our directors are knowledgeable and experienced in one or more business, governmental, or civic endeavors, which further qualifies them for service as members of the Board. Alignment with our stockholders is important in building value at the Company over time.

Pursuant to the Stockholders Agreement dated as of November 30, 2004, among Affinia Group Holdings Inc., various Cypress funds, OMERS Administration Corporation (formerly known as Ontario Municipal Employees Retirement Board) (“OMERS”), The Northwestern Mutual Life Insurance Company, California State Teachers’ Retirement System and Stockwell Fund, L.P., the number of directors serving on the Board of Directors will be no less than seven and no more than eleven. The Stockholders Agreement entitles Cypress to designate three directors. Pursuant to such agreement, Mr. Stern, Mr. Parzick and Mr. Finley were appointed to the Board as a consequence of their respective relationships with Cypress. As long as OMERS members own at least 50 percent in the aggregate number of shares owned by them on November 30, 2004, OMERS is entitled to designate one director, who currently is Mr. Morrison.

As a group, the Sponsor Directors possess experience in owning and managing enterprises like the Company and are familiar with corporate finance, strategic business planning activities and issues involving stakeholders more generally.

In addition, Cypress is entitled to designate three directors not affiliated with any of the parties to the Stockholders Agreement, who currently are Mr. McCurdy, Mr. Onorato and Mr. Riess, each of whom was elected as a director of the Company in November 2004. As a group, the Non-Sponsor Directors possess experience managing enterprises like the Company and are familiar with corporate finance, strategic business planning activities and issues involving stakeholders more generally. Mr. McCurdy was CEO and Mr. Onorato was CFO of Echlin Inc., a former owner of many of the facilities we acquired from Dana Corporation. Mr. Riess also has extensive business experience in the aftermarket replacement parts industry.

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

Our named executive officers (the “Named Executive Officers”) for the fiscal year ended December 31, 2009 were: Terry R. McCormack (President and Chief Executive Officer), Thomas H. Madden (Senior Vice President and Chief Financial Officer), H. David Overbeeke (President, Global Brake & Chassis Group), Keith A. Wilson (President, Global Filtration Group), and Jorge C. Schertel (Vice President, Commercial Distribution, South America).

Compensation Committee Role

The Compensation Committee, composed entirely of non-management directors, administers our executive compensation program. The role of the Compensation Committee is to oversee our compensation and benefit plans and policies, administer our parent company’s equity incentive plans (including reviewing and approving equity grants to executive officers), establish annual goals and objectives for our Chief Executive Officer, and review and approve annually all compensation decisions relating to executive officers, including our Named Executive Officers. The Compensation Committee recognizes the importance of maintaining sound principles for the development and administration of compensation and benefit programs, as well as ensuring that we maintain strong links between executive pay and performance. The Compensation Committee’s Charter details the Compensation Committee’s specific responsibilities and functions. The Compensation Committee annually reviews its Charter, with the most recent review occurring at the Compensation Committee’s December 1, 2009 meeting. The full text of the Compensation Committee’s Charter is available on our website at www.affiniagroup.com. The Compensation Committee’s membership is determined by our Board of Directors and its meeting agendas are established by the Committee Chair. Our Chief Executive Officer, Chief Financial Officer, General Counsel and Vice President of Human Resources generally attend meetings of the Compensation Committee, but do not attend executive sessions and do not participate in determining their specific compensation. There were four formal meetings of the Compensation Committee in 2009, three of which included an executive session. Executive sessions are held with the Compensation Committee members only. The Compensation Committee holds meetings in person, by telephone and also considers and takes action by written consent.

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

We provide our executive officers the opportunity to earn annual non-equity incentive awards (cash performance bonuses) to encourage and reward exceptional contributions to our overall financial, operational and strategic success. Amounts payable under the cash incentive award program depend on our overall EBITDA performance, the EBITDA performance of our business units and, for Mr. Madden (and other key corporate office employees), our achievement of business plan net expenses. We established the performance targets for our 2009 non-equity incentive awards such that the threshold performance level (adjusted EBITDA of $162 million) was reasonably likely to be achieved, while the target performance level (adjusted EBITDA of $180 million), which required significant improvement over actual 2008 performance, was substantially more challenging to achieve. We also adopted a non-qualified deferred compensation program pursuant to which our executive officers can elect to defer all or a portion of their non-equity incentive awards. Any deferred amount is notionally invested in common stock of Affinia Group Holdings Inc. and a portion is matched in the form of additional restricted stock units. The principal terms of the non-qualified deferred compensation program appear below under the heading “Non-Qualified Deferred Compensation.”

(C)	Long-Term Equity Incentive Awards

We provide long-term equity incentive awards in the form of stock options to each of our executive officers. We also provide long term-equity incentive awards in the form of restricted stock units as part of our deferred compensation program. The Compensation Committee believes that these awards align the interests of our executive officers with those of our investors and provide an effective incentive for our executive officers to remain with us. The principal terms of the stock option grants are described in the narrative following the Outstanding Equity Awards at 2009 Fiscal Year End Table. The principal terms of the non-qualified deferred compensation program appear below under the heading “Non-Qualified Deferred Compensation.”

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

Our executive compensation decisions are based primarily upon our assessment of each executive’s leadership and operational performance and potential to enhance long-term shareholder value. We rely on our judgment about each individual (and not on rigid formulas or temporary fluctuations in business performance) in determining the optimal magnitude and mix of compensation elements and whether each payment or award provides an appropriate incentive for performance that sustains and enhances long-term shareholder value. Key factors affecting our judgment include the executive officer’s performance compared to the financial, operational and strategic goals established for the executive at the beginning of the year; nature, scope and level of responsibilities; contribution to our financial results, particularly with respect to key metrics such as EBITDA, net working capital and cash flow; effectiveness in leading our restructuring initiatives; and contribution to our commitment to corporate responsibility, including success in creating a culture of integrity and compliance with applicable laws and our ethics policies. The importance of each factor varies by individual. We also consider each executive’s current salary and prior-year bonus, the recommendations of our Chief Executive Officer regarding compensation for the executives he directly supervises, the appropriate balance between incentives for long-term and short-term performance, the compensation paid to the executive’s peers within and outside of the Company. None of our Named Executive Officers (including our Chief Executive Officer) participate in determining their specific compensation. In addition, we review the total compensation potentially payable to, and the benefits accruing to, the executive, including (1) current value of outstanding equity incentive awards and (2) potential payments under each executive’s employment agreement upon termination of employment or a change in control.

Given the uncertain economic conditions during the fourth quarter of 2008, the Compensation Committee, on the recommendation of our Chief Executive Officer, maintained our Named Executive Officers’ compensation (including base salary) without change for the 2008 and 2009 calendar years.

Employment, Severance, and Change in Control Agreements

On July 21, 2005, we entered into employment agreements with Messrs. McCormack, Madden and Wilson, with substantially identical terms, except as noted below. On December 15, 2008, we entered into Amended and Restated Employment Agreements with each of those executives to effectuate certain non-material amendments for compliance with Internal Revenue Code Section 409A.

Each employment agreement has an initial employment term which commenced as of May 1, 2005 and is automatically extended for successive one-year periods on each December 31 unless either party provides the other 90 days prior written notice that the employment term will not be so extended. Under the employment agreements, Messrs. McCormack, Wilson and Madden are each entitled to a specified base salary, subject to increases, if any, as determined by the Compensation Committee. In addition, the employment agreements provide that these Named Executive Officers are eligible to earn annual cash incentive awards as a percentage of base salary (100% for Messrs. McCormack and Wilson and 80% for Mr. Madden) upon the achievement of performance goals established by the Compensation Committee. Messrs. McCormack, Wilson and Madden are entitled to higher awards for performance in excess of targeted performance goals, lower awards for performance that does not meet targeted performance goals and no award for performance that does not meet threshold performance goals.

On June 28, 2008, we entered into a letter agreement with Mr. Overbeeke, outlining the principal terms of his employment relationship with us. The letter agreement provides that Mr. Overbeeke is entitled to a specified base salary, subject to annual adjustment, and is eligible to earn an annual cash incentive award of 100% of base salary upon the achievement of performance goals established by the Compensation Committee. As with the other executives, Mr. Overbeeke is entitled to a higher award for performance in excess of targeted performance goals, lower awards for performance that does not meet targeted performance goals and no award for performance that does not meet threshold performance goals. Mr. Overbeeke also received a signing bonus and is entitled to other benefits commensurate with the benefits available to our other executive officers.

Each executive (including Mr. Schertel) has agreed, either in his employment agreement or separately, to certain post-termination restrictions, and each executive is entitled to certain payments and benefits depending on the reason for termination. A description of these provisions, together with a table detailing amounts payable to our Named Executive Officers upon certain termination events, appears below under the heading “Potential Payments Upon Termination or Change in Control.”

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

SUMMARY COMPENSATION TABLE

The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our President and Chief Executive Officer, our Senior Vice President and Chief Financial Officer, and each of our three other most highly compensated executive officers serving as of December 31, 2009. We collectively refer to these five individuals herein as the Named Executive Officers. Mr. McCormack also served as a director but received no separate remuneration in that capacity. Mr. Overbeeke served as a director of the Company in 2008 until becoming an executive officer of the Company.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards[1] ($)	Option Awards[2] ($)	Non-Equity Incentive Plan Compensation[3] ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation[4] ($)	Total ($)
Terry R. McCormack President and Chief Executive Officer	2009 2008 2007	650,000 650,000 600,000		-0- -0- -0-		-0- -0- -0-	-0- -0- 67,675	360,050 -0- -0-	-0- -0- -0-	36,742 33,938 25,575	1,046,792 683,938 693,250

Thomas H. Madden Senior Vice President and Chief Financial Officer	2009 2008 2007	300,000 300,000 290,000		-0- -0- -0-		20,328 -0- -0-	-0- -0- 27,070	171,540 165,120 -0-	-0- -0- -0-	18,428 28,755 28,948	510,296 493,875 346,018

H. David Overbeeke President, Global Brake & Chassis Group	2009 2008	600,000 279,615		-0- 750,000	[5]	-0- -0-	-0- 91,500	125,000 312,246	-0- -0-	143,738 76,676	868,738 1,510,037

Keith A. Wilson President, Global Filtration Group	2009 2008 2007	375,000 375,000 350,000		-0- -0- -0-		-0- -0- -0-	-0- -0- 44,666	508,125 -0- -0-	-0- -0- -0-	22,132 31,455 32,057	905,257 406,455 426,723

Jorge C. Schertel Vice President, Commercial Distribution South America	2009 2008	342,203 249,858	[6]	-0- -0-		25,064 -0-	-0- -0-	134,638 250,640	-0- -0-	89,156 164,339	591,061 664,837

1	Represents the amount of the matching contribution made by the Company in accordance with our non-qualified deferred compensation plan, the details of which are contained in the non-qualified deferred compensation table below. We report the amount of any matching contribution in the year in which such amount is actually contributed. The amount of the matching contribution is converted to restricted stock units at a fair market value determined by a third party valuation firm. The amount of Mr. Schertel’s stock award has been converted from Brazilian Reals to U.S. Dollars at an exchange rate of .54697 Dollars for each Real, which was the exchange rate in effect on September 15, 2009, the date of the stock award.
2	Represents the grant date fair value calculated in accordance with FASB ASC Topic 718 (Topic 718) (excluding the effect of estimated forfeitures) with respect to restricted stock units and performance units (whether payable in shares or cash) granted in 2009, 2008 and 2007.
3	We report non-equity incentive plan compensation for the year in which such compensation is determined against annual performance metrics, regardless of whether it is paid or accrued in that year, or the following year, or is deferred under our non-qualified deferred compensation plan. Amounts for 2008 reflect payments made in September 2009, which payments were made following reinstatement of our previously canceled 2008 non-equity incentive compensation program.
4	The components of this column for 2009 are detailed in the “Incremental Cost of Perquisites and Other Compensation” table.
5	Represents the amount of Mr. Overbeeke’s signing bonus paid in accordance with his letter agreement.
6	Reflects Mr. Schertel’s base salary ($316,243) and an additional payment in respect of vacation ($25,960) as required under Brazilian law. Amounts for Mr. Schertel for 2008 have been converted from Brazilian Reals to U.S. Dollars at an exchange rate of .4279 Dollars for each Real, which was the exchange rate in effect on December 31, 2008 (with the exception of Mr. Schertel’s non-equity incentive plan compensation which was converted at a rate of .54697 Dollars for each Real), and for 2009 at a rate of .5716 Dollars for each Real, which was the exchange rate in effect on December 31, 2009.

INCREMENTAL COST OF PERQUISITES AND OTHER COMPENSATION

Name and Principal Position	Tax Preparation	Financial Planning	Vehicle Allowance	Life Insurance Premium	401(k) Basic Contribution[1]	Tax Gross-Up2	Other[3]	Total
Terry R. McCormack President and Chief Executive Officer	1,905	10,000	18,000	1,872	4,875	90	-0-	36,742

Thomas H. Madden Senior Vice President and Chief Financial Officer	309	-0-	15,000	864	2,250	5	-0-	18,428

H. David Overbeeke President, Global Brake & Chassis Group	2,500	-0-	18,000	1,215	4,500	44,687	72,836	143,738

Keith A. Wilson President, Under Hood Group	236	-0-	18,000	1,080	2,813	3	-0-	22,132

Jorge C. Schertel Vice President Commercial Distribution, South America	-0-	-0-	-0-	1,974	-0-	-0-	87,182	89,156

1.	The Compensation Committee made the decision during the fourth quarter of 2008 to suspend company contributions (basic and matching) to our 401(k) plan. In August 2009, the Compensation Committee reinstated, effective October 1, 2009, the Company’s contribution of 3% of a U.S. employee’s earnings to the employee’s 401(k) account, subject to Internal Revenue Service limitations.
2.	The amounts in this column constitute the tax gross-up expense incurred in respect of tax preparation costs shown in the table and, for Mr. Overbeeke, the tax gross-up expense ($3,974) incurred in respect of health insurance costs and the tax gross-up expense ($39,669) incurred in respect of our reimbursement of certain travel and living expenses shown in the “Other” column of the table.
3.	The amount in this column for Mr. Overbeeke reflects expenses incurred to continue the health insurance coverage Mr. Overbeeke maintained prior to becoming an employee of the Company ($11,934) and our reimbursement of Mr. Overbeeke’s expenses incurred in commuting from his primary residence in Connecticut to our McHenry, IL offices and his living expenses while in McHenry, IL ($60,902). The amount in this column for Mr. Schertel is composed of a Brazilian government mandated severance fund payment in Mr. Schertel’s name ($27,209), a company contribution to a defined contribution plan on Mr. Schertel’s behalf ($37,240), a meal allowance at our cafeteria ($1,859), dues for a social club ($6,907) and operating costs for Mr. Schertel’s vehicle ($13,967) .

GRANTS OF PLAN-BASED AWARDS IN 2009

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#)	Options ($)	Awards ($/Sh)	Awards ($)
Terry R. McCormack President and Chief Executive Officer	June 1, 2009	325,000	650,000	1,137,500

Thomas H. Madden Senior Vice President and Chief Financial Officer	June 1, 2009 Sept. 15, 2009	120,000	240,000	420,000				265.10			20,238

H. David Overbeeke President, Global Brake & Chassis Group	June 1, 2009	300,000	600,000	1,050,000

Keith A. Wilson President, Global Filtration Group	June 1, 2009	187,500	375,000	656,250

Jorge C. Schertel Vice President, Commercial Distribution, South America	June 1, 2009 Sept. 15, 2009	79,061	158,122	276,713				326.86			25,064

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE AND GRANTS OF

PLAN-BASED AWARDS IN 2009 TABLE

Non-Equity Incentive Plan Awards

The Compensation Committee provides for non-equity incentive plan awards in the form of an annual cash incentive award plan. Amounts payable under this plan are a function of our full-year EBITDA performance and, for Mr. Madden (and other key corporate office employees), our achievement of business plan net expenses. Under the plan, if EBITDA is above a specified level, then participants in the plan have the opportunity to earn cash incentive awards based on our (or a particular business unit’s) achievement of specified EBITDA performance levels. The plan establishes certain threshold performance levels for EBITDA, below which no cash incentive award is payable. At the threshold performance levels, participants are entitled to payouts equal to 50% of their target cash incentive award opportunities (a specified percentage of base salary ranging from 10% to 100% which, in the case of our Named Executive Officers, is 100% for Messrs. McCormack, Overbeeke and Wilson, 80% for Mr. Madden, and 50% for Mr. Schertel). At the target performance level, the participant would be entitled to a payment equal to 100% of his target cash incentive award. Performance above the target level entitles a participant to an award in excess of his target cash incentive award, up to a maximum of 175% of the target cash incentive award.

Equity Incentive Plan Awards

The Compensation Committee grants equity incentive awards periodically, as and when appropriate in the Compensation Committee’s judgment. On July 20, 2005, we adopted the Affinia Group Holdings Inc. 2005 Stock Incentive Plan, which we refer to as our stock incentive plan. The stock incentive plan permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock and other stock-based awards to employees, directors or consultants of Affinia Group Holdings Inc. and its affiliates. The Compensation Committee has granted stock options and restricted stock units pursuant to the stock incentive plan and has not granted any other stock-based awards.

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

Vesting Provisions of Stock Options. One-half of the options granted under the stock incentive plan vest in equal portions at the end of each year beginning with the year of the grant and ending December 31, 2009 (“time-based options”), 40% are eligible for vesting in equal portions upon our achievement of certain specified annual EBITDA performance targets over the vesting period and 10% are eligible for vesting in equal portions upon our achievement of certain specified annual net working capital performance targets over the vesting period. As of March 16, 2010, all grants of time-based options have vested, and no grants of performance-based options remain eligible for vesting. All unvested performance-based options have lapsed as of March 16, 2010.

Delegation of Authority. The Compensation Committee has delegated to Mr. Finley the authority to grant up to 10,000 stock options in the aggregate (and not more than 5,000 stock options to any one grantee) in connection with the hiring of key employees between meetings of the Compensation Committee.

OUTSTANDING EQUITY AWARDS AT 2009 FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options[1] (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Terry R. McCormack President and Chief Executive Officer	12,467	-0-	9,516	100	8/1/2015	-0-	N/A	-0-	-0-

Thomas H. Madden Senior Vice President and Chief Financial Officer	5,827	-0-	4,436	100	8/1/2015	265.1	20,238	-0-	-0-

H. David Overbeeke President, Global Brake & Chassis Group	3,300	-0-	2,700	100	8/1/2015	-0-	N/A	-0-	-0-

Keith A. Wilson President, Global Filtration Group	6,800	-0-	5,210	100	8/1/2015	-0-	N/A	-0-	-0-

Jorge C. Schertel Vice President, Commercial Distribution, South America	2,213	-0-	1,694	100	8/1/2015	326.86	25,064	-0-	-0-

1.	Although at 2009 fiscal year end the listed performance-based options were outstanding, as of March 16, 2010, none of the performance-based stock options remained outstanding and all have lapsed without vesting.

As of December 31, 2009, all outstanding equity awards granted to our Named Executive Officers were in the form of stock option awards or restricted stock units granted pursuant to our stock incentive plan, which is described above in more detail under the heading “Equity Incentive Plan Awards.” The stock awards described in this table are restricted stock units granted pursuant to the Company’s Deferred Compensation Plan which is described below in more detail under the heading “Non-Qualified Deferred Compensation for 2009”. The stock option awards described in this table have the following terms:

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

OPTION EXERCISES AND STOCK VESTED IN 2009

None of our Named Executive Officers exercised any stock options in 2009, nor have any of them received any restricted stock, phantom stock units or other awards of shares of stock which have vested. Restricted stock units issued to our Named Executive Officers in 2009 as part of our deferred compensation plan have not vested and are described below in more detail under the heading “Non-Qualified Deferred Compensation of 2009”.

PENSION BENEFITS FOR 2009

We do not sponsor a defined benefit plan for our U.S. employees. However, we do offer a defined contribution (401(k)) plan for our U.S. employees pursuant to which we contribute 3% of an employee’s earnings (which contributions were postponed for 2009 until October 1, 2009), all subject to applicable Internal Revenue Service limitations.

None of our Named Executive Officers participate in or are entitled to receive benefits pursuant to any defined benefit plan sponsored by us.

NON-QUALIFIED DEFERRED COMPENSATION FOR 2009

On March 6, 2008, Affinia Group Holdings Inc. adopted a non-qualified deferred compensation program pursuant to which certain of our senior employees, including our Named Executive Officers, are permitted to elect to defer all or a portion of their annual non-equity incentive awards. Company matching contributions on employee deferrals are made, subject to a vesting schedule. Employee deferrals and Company matching contributions are notionally invested under this plan in the common stock of Affinia Group Holdings Inc., and once vesting of the Company matching contributions has occurred, distributions will be paid in the form of such shares of common stock (or cash, in certain circumstances) on the payment date elected by the participant.

NONQUALIFIED DEFERRED COMPENSATION1

Name	Executive Contributions in Last FY	Registrant Contributions in Last FY	Aggregate Earnings in Last FY	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE
Terry R. McCormack President and Chief Executive Officer	-0-	-0-	-0-	-0-	-0-

Thomas H. Madden Senior Vice President and Chief Financial Officer	81,310	20,328	-0-	-0-	101,638

H. David Overbeeke President, Global Brake & Chassis Group	-0-	-0-	-0-	-0-	-0-

Keith A. Wilson President, Global Filtration Group	-0-	-0-	-0-	-0-	-0-

Jorge C. Schertel Vice President, Commercial Distribution, South America	100,256	25,064	-0-	-0-	125,320

1.	All amounts reported in the non-qualified deferred compensation table have been reported in the Summary Compensation Table.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Termination Provisions of Employment Agreements

Each of our Named Executive Officers (other than Mr. Overbeeke and Mr. Schertel) has entered into an employment agreement with us. Under the employment agreements and Mr. Overbeeke’s letter agreement, each Named Executive Officer (other than Mr. Schertel) is entitled to the following payments and benefits in the event of a termination by us without cause (as defined in the employment agreements) or in the case of Messrs. McCormack, Wilson and Madden, by the executive for good reason (as defined in the employment agreements) during the employment term: (1) subject to the executive’s compliance with the restrictive covenants described below, an amount equal to the “severance multiple” (2.0 for each of Messrs. McCormack, Overbeeke and Wilson; 1.5 for Mr. Madden) times the sum of base salary and the “average annual bonus” paid under the agreement for the preceding two years (the “Multiplier”), payable as follows: an amount equal to 1 times the Multiplier to be paid in equal monthly installments for 12 months following termination of employment and the balance to be paid in a lump sum on the first anniversary of the termination of the executive’s employment; (2) a pro-rata annual bonus for the year of termination; and (3) continued medical and dental coverage at our cost, on the same basis made available for active employees for a period of years corresponding with the severance multiple; provided that, if such coverage is not available for any portion of such period under our medical plans, we must arrange for alternate comparable coverage. In addition, if the executive (other than Mr. Overbeeke and Mr. Schertel) is terminated by us “Without Cause” (as defined in the employment agreements) or the executive resigns for “Good Reason” (as defined in the employment agreements) within two years following a change in control, the executive shall be entitled to a supplemental payment equal to the excess, if any, of (X) the product of the severance multiple times the executive’s target annual bonus, over (Y) the product of the severance multiple times the average annual bonus described above.

In addition, under the terms of the employment agreements, in the event the employment term ends due to election by either party not to extend the employment term, then the executive shall be entitled, subject to the executive’s compliance with the restrictive covenants described below, to (x) if we elect not to extend the employment term or, in the case of Messrs. McCormack and Wilson, if the executive elects not to extend the employment term, an amount equal to the “severance multiple” times the base salary, payable as follows: an amount equal to 1 times the base salary to be paid in 12 equal monthly installments following termination of employment and the balance to be paid in a lump sum on the first anniversary of the termination of the executive’s employment and (y) if, in the case of Mr. Madden, the executive elects not to extend the employment term, an amount equal to 1 times the base salary paid in equal monthly installments over 12 months.

Each executive (including Mr. Overbeeke and Mr. Schertel) is restricted (either pursuant to their employment agreement or a separate agreement), for a period following termination of employment (24 months for Messrs. McCormack, Overbeeke and Wilson; 18 months for Mr. Madden (or 12 months for Mr. Madden if his employment agreement expires due to his election not to extend the term); 12 months for Mr. Schertel), from (1) soliciting in competition certain of our customers, (2) competing with us or entering the employment or providing services to entities who compete with us or (3) soliciting or hiring our employees. The specific agreement containing these restrictions also provides that the Company may cease further payments and pursue its other rights and remedies in the event of a breach by the executive. Mr. Schertel’s contract containing the foregoing restrictions includes our agreement to pay him an amount equal to his annual base salary to be paid in 12 equal monthly installments if we terminate his employment without cause.

TOTAL POTENTIAL PAYOUT

ASSUMING TERMINATION EVENT OCCURRED ON DECEMBER 31, 2009

		Termination by Company Without Cause or by Executive for Good Reason[1]			Termination Due to Non-Renewal of Employment Agreement
Name	Benefit[2]	Normally	After Change in Control	Termination by Company for Cause	By Company	By Executive	Voluntary Resignation by Executive	Death or Disability[3]
Terry R. McCormack	• Severance	1,300,000	2,600,000	N/A	1,300,000	1,300,000	N/A	N/A
President and Chief Executive Officer	• Continued health coverage	19,680	19,680	N/A	N/A	N/A	N/A	N/A
	• 2009 non-equity incentive plan payment	360,050	360,050	360,050	360,050	360,050	360,050	360,050

	Total	1,679,730	2,979,730	360,050	1,660,050	1,660,050	360,050	360,050

Thomas H. Madden	• Severance	573,840	810,000	N/A	450,000	300,000	N/A	N/A
Senior Vice President and Chief Financial Officer	• Continued health coverage	14,760	14,760	N/A	N/A	N/A	N/A	N/A
	• 2009 non-equity incentive plan payment	171,540	171,540	171,540	171,540	171,540	171,540	171,540

	Total	760,140	996,300	171,540	621,540	471,540	171,540	171,540

H. David Overbeeke	• Severance	1,512,246	1,512,246	N/A	N/A	N/A	N/A	N/A
President, Global Brake & Chassis Group	• Continued health coverage	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	• 2009 non-equity incentive plan payment	125,000	125,000	125,000	125,000	125,000	125,000	125,000

	Total	1,637,246	1,637,246	125,000	125,000	125,000	125,000	125,000

		Termination by Company Without Cause or by Executive for Good Reason[1]			Termination Due to Non-Renewal of Employment Agreement
Name	Benefit[2]	Normally	After Change in Control	Termination by Company for Cause	By Company	By Executive	Voluntary Resignation by Executive	Death or Disability[3]

Keith A. Wilson	• Severance	750,000	1,500,000	N/A	750,000	750,000	N/A	N/A
President, Global Filtration Group	• Continued health coverage	28,872	28,872	N/A	N/A	N/A	N/A	N/A
	• 2009 non-equity incentive plan payment	508,125	508,125	508,125	508,125	508,125	508,125	508,125

	Total	1,286,997	2,036,997	508,125	1,258,125	1,258,125	508,125	508,125

Jorge C. Schertel	• Severance	316,243	316,243	N/A	N/A	N/A	N/A	N/A
Vice President, Commercial Distribution, South America	• Continued health coverage	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	• 2009 non-equity incentive plan payment	134,638	134,638	134,638	134,638	134,638	134,638	134,638

	Total	450,881	450,881	134,638	134,638	134,638	134,638	134,638

1	The ability of an executive to terminate for “Good Reason” applies only to Messrs. McCormack, Madden and Wilson.
2	Amounts payable under our non-equity incentive plan (annual cash incentive plan) are earned on the last day of the applicable calendar year.
3	Upon death or disability, the Named Executive Officer (or his estate) is entitled to receive any earned but unpaid cash incentive award plus a pro-rata portion of any annual cash incentive award that the Named Executive Officer would have earned had his employment not terminated.

DIRECTOR COMPENSATION FOR 2009

The following table summarizes compensation for our non-employee directors for 2009.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards[1] ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Michael F. Finley	75,500	-0-	-0-	-0-	-0-	-0-	75,500
Larry W. McCurdy	77,000	-0-	-0-	-0-	-0-	-0-	77,000
Donald J. Morrison[2]	68,000	-0-	-0-	-0-	-0-	-0-	68,000
Joseph A. Onorato	125,500	-0-	-0-	-0-	-0-	-0-	125,500
Joseph E. Parzick	60,500	-0-	28,340	-0-	-0-	-0-	88,840
John M. Riess	74,000	-0-	-0-	-0-	-0-	-0-	74,000
James A. Stern	66,500	-0-	-0-	-0-	-0-	-0-	66,500

1	Represents the grant date fair value calculated in accordance with FASB ASC Topic 718 (Topic 718) (excluding the effect of estimated forfeitures) with respect to restricted stock units and performance units (whether payable in shares or cash) granted in 2009.
2	Mr. Morrison’s fees were paid directly to his employer in accordance with his employer’s policies regarding employee participation on boards of directors of the employer’s investment portfolio companies. Mr. Morrison’s options were granted directly to his employer in accordance with his employer’s policies regarding employee participation on boards of directors of the employer’s investment portfolio companies.

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

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee was at any time during 2009, or at any other time, one of our officers or employees or had any relationship requiring disclosure by us under any paragraph of Item 404 of Regulation S-K. None of our executive officers served on the compensation committee or Board of Directors of another entity whose executive officer(s) served on our Compensation Committee or Board of Directors.

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

(a) Equity Compensation Plan Information

The following table sets forth information about our common stock that may be issued under all of our existing equity compensation plans as of December 31, 2009, including the 2005 Stock Incentive Plan (a description of which may be found above under the heading “Equity Incentive Plan Awards”).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:	N/A	$ N/A	N/A
Equity compensation plans not approved by security holders:	175,638	$100	51,362

Total	175,638	$100	51,362

(b) Security Ownership of Certain Beneficial Owners and Management

Affinia Group Holdings Inc. owns 100% of the issued and outstanding common stock of Affinia Group Intermediate Holdings Inc. Affinia Group Intermediate Holdings Inc. owns 100% of the issued and outstanding common stock of Affinia Group Inc.

The following table and accompanying footnotes show information regarding the beneficial ownership of the common stock of Affinia Group Holdings Inc. as of March 16, 2010 by (1) each person known by us, based on information available to us, to beneficially own more than 5% of the issued and outstanding common stock of Affinia Group Holdings Inc., (2) each of our directors and nominees, (3) each named executive officer and (4) all directors and executive officers as a group.

Names and addresses of beneficial owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Class
The Cypress Group L.L.C.	2,175,000	(2)	61.0%
The address of each of the Cypress Funds and Cypress Side-By-Side L.L.C. is c/o The Cypress Group L.L.C., 65 East 55th Street, 28th Floor, New York, NY 10022.

OMERS Administration Corporation	700,000		19.6%
The address of OMERS Administration Corporation is c/o Omers Capital, Royal Bank Plaza, South Tower, 200 Bay Street, Suite 2010, Box 6, Toronto, Ontario, Canada M5J 2J2.

The Northwestern Mutual Life Insurance Company	400,000		11.2%
The address of The Northwestern Mutual Life Insurance Company is 720 East Wisconsin Avenue, Milwaukee, WI 53202.

California State Teachers’ Retirement System	200,000		5.6%
The address of California State Teachers’ Retirement System is 7667 Folsom Blvd., Sacramento, CA 95826.

Common Stock Ownership
Name of beneficial owner	Common Stock Owned	Common Stock Acquirable in 60 days	Total (1)
Finley		1,000.00	1,000.00
Onorato		2,000.00	2,000.00
Parzick		1,000.00	1,000.00
Stern		1,000.00	1,000.00
McCurdy	3,000.00	2,000.00	5,000.00
Riess	250.00	2,000.00	2,250.00
McCormack	1,500.00	12,467.00	13,967.00
Madden	1,810.38	5,827.00	7,637.38
Wilson	550.00	6,800.00	7,350.00
Schertel	1,557.46	2,213.00	3,770.46
Overbeeke		3,300.00	3,300.00
Keller	1,030.26	4,707.00	5,737.26
Zorn	658.12	3,493.00	4,151.12
Burdiss	465.09	2,133.00	2,598.09
Manning	344.48	1,373.00	1,717.48
All Directors and Executive officers*	11,165.79	51,313.00	62,478.79

*	The executive officers or members of the Board of Directors of Affinia Group Inc. currently hold 0.3% of shares of the outstanding common stock of Affinia Group Holdings Inc. The amount of ownership for each Named Executive Officer or member of the Board is shown above and each of the executive officers or members of the Board own less than 1.0% of outstanding shares.
(1)	Applicable percentage of ownership is based on 3,563,188 shares of common stock outstanding as of March 16, 2010 plus, as to any person, the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)	Includes 2,063,038 shares of common stock owned by Cypress Merchant Banking Partners II L.P., 87,703 shares of common stock owned by Cypress Merchant Banking II C.V., 19,909 shares of common stock owned by 55th Street Partners II L.P. (collectively, the “Cypress Funds”) and 4,350 shares of common stock owned by Cypress Side-by-Side LLC. Cypress Associates II L.L.C. is the managing general partner of Cypress Merchant Banking II C.V. and the general partner of Cypress Merchant Banking Partners II L.P. and 55th Street Partners II L.P., and has voting and investment power over the shares held or controlled by each of these funds. Certain executives of The Cypress Group L.L.C., including Messrs. Jeffrey Hughes and James Stern, may be deemed to share beneficial ownership of the shares shown as beneficially owned by the Cypress Funds. Each of such individuals disclaims beneficial ownership of such shares. Cypress Side-By-Side L.L.C. is a sole member-L.L.C. of which Mr. James A. Stern is the sole member.

The following table and accompanying footnotes show information regarding the beneficial ownership of the preferred stock of Affinia Group Holdings Inc. as of March 16, 2010 by (1) each person known by us to beneficially own more than 5% of the issued and outstanding preferred stock of Affinia Group Holdings Inc., (2) each of our directors and nominees, (3) each named executive officer and (4) all directors and executive officers as a group. The preferred stock was issued at $1,000 per share and, among other things, is convertible to common stock at a conversion price of $100 per share and earns a dividend of 9.5% per annum. A complete description of the rights of preferred stockholders may be found in the certificate of designations on file with the Delaware Secretary of State.

Names and addresses of beneficial owner	Nature and Amount of Beneficial Ownership(1)	Percentage of Class
The Cypress Group L.L.C.	44,585	77.7%
The address of each of the Cypress Funds and Cypress Side-By-Side L.L.C. is c/o The Cypress Group L.L.C., 65 East 55th Street, 28th Floor, New York, NY 10022.
OMERS Administration Corporation	11,146	19.4%
The address of OMERS Administration Corporation is c/o Omers Capital, Royal Bank Plaza, South Tower, 200 Bay Street, Suite 2010, Box 6, Toronto, Ontario, Canada M5J 2J2.
Name of Individual or Identity of Group
Terry R. McCormack	111	0.2%
Thomas H. Madden	111	0.2%
H. David Overbeeke	84	0.1%
Keith A. Wilson	28	*
Larry W. McCurdy	28	*
John M. Riess	28	*
All executive officers and directors as a group	418	0.7%

(1)	Applicable percentage of ownership is based on 57,376 shares of preferred stock outstanding as of March 16, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

(b) Other Related Person Transactions

We describe below the transactions that have occurred since the beginning of fiscal 2009, and any currently proposed transactions, that involve the Company or a subsidiary and exceed $120,000, and in which a related party had or has a direct or indirect material interest.

Mr. John M. Riess, an Affinia Group Board member, is the parent of an executive, Michael Riess, who is currently employed with Genuine Parts Company (NAPA). NAPA accounted for approximately 29% of our total sales in 2009.

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

Item 14.	Independent Registered Public Accounting Firm Fees

For services rendered in 2008 and 2009 by Deloitte and Touche LLP, our independent public accounting firm, we incurred the following fees:

	2008	2009
Audit Fees (1)	$3.2	$3.8
Tax Fees (2)	$1.4	$1.0
All Other Fees (3)	$0.7	$1.6

(1)	Represents fees incurred for the annuals audits of the consolidated financial statements and internal control over financial reporting, quarterly reviews of interim financial statements, statutory audits of foreign subsidiaries and SEC registration statements.
(2)	Represents fees incurred for U.S. and foreign income tax compliance, acquisition related tax services and state tax planning services.
(3)	Represents fees primarily incurred for services related to acquisitions and other professional services.

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

Schedule II—Valuation and Qualifying Accounts

The allowance for doubtful accounts is summarized below for the period ending December 31, 2009, December 31, 2008, and December 31, 2007 (Dollars in Millions):

	Balance at beginning of period	Amounts charged to income	Trade accounts receivable “written off” net of recoveries	Adjustments arising from change in currency exchange rates and other items	Balance at end of period
Year ended December 31, 2007	$5	$1	$(2)	$—	$4
Year ended December 31, 2008	$4	$1	$(1)	$—	$4
Year ended December 31, 2009	$4	$4	$(4)	$(1)	$3

All other financial statement schedules are not required under the relevant instructions or are inapplicable and therefore have been omitted.

3.	Exhibits

Exhibit Number	Description of Exhibit

3.5	Certificate of Incorporation of Affinia Group Intermediate Holdings Inc., which is incorporated herein by reference from Exhibit 3.5 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005.

3.6	By-laws of Affinia Group Intermediate Holdings Inc., which is incorporated herein by reference from Exhibit 3.6 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005.

4.1	Indenture, dated as of November 30, 2004, among Affinia Group Inc., the Guarantors named therein and Wilmington Trust Company, as Trustee, which is incorporated herein by reference from Exhibit 4.1 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005.

4.4	9% Senior Subordinated Notes due 2014, Rule 144A Global Note, which is incorporated herein by reference from Exhibit 4.4 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005.

4.5	9% Senior Subordinated Notes due 2014, Regulation S Global Note, which is incorporated herein by reference from Exhibit 4.5 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005.

Exhibit Number	Description of Exhibit

4.6	Indenture, dated August 13, 2009, among the Company, the Guarantors and Wilmington Trust FSB, as trustee and noteholder collateral agent, which is incorporated herein by reference from Exhibit 4.1 on Form 8-K of Affinia Group Intermediate Holdings Inc. filed on August 19, 2009.

4.7	Form of 10.75% Senior Secured Note Due 2016, which is incorporated herein by reference from Exhibit 4.2 on Form 8-K of Affinia Group Intermediate Holdings Inc. filed on August 19, 2009.

10.9#	Affinia Group Senior Executive Deferred Compensation and Stock Award Plan, dated as of March 6, 2008, which is incorporated herein by reference from Exhibit 10.9 on Form 10-K/A of Affinia Group Intermediate Holdings Inc. filed on March 14, 2008.

10.10	Settlement Agreement dated as of November 20, 2007 by and between Dana Corporation and Affinia Group Inc. , which is incorporated herein by reference from Exhibit 10.10 on Form 10-K/A of Affinia Group Intermediate Holdings Inc. filed on March 14, 2008.

Exhibit Number	Description of Exhibit

10.11	Stockholders Agreement, dated as of November 30, 2004, among Affinia Group Holdings Inc., various Cypress funds, Ontario Municipal Employees Retirement Board (“OMERS”), The Northwestern Mutual Life Insurance Company, California State Teachers’ Retirement System and Stockwell Fund, L.P., which is incorporated herein by reference from Exhibit 10.10 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005.

10.12#	Amended and Restated Employment Agreement, dated December 15, 2008, by and between Affinia Group Inc. and Terry R. McCormack, which is incorporated herein by reference from Exhibit 10.12 on Form 10-K of Affinia Group Intermediate Holdings Inc. filed on March 6, 2009.

10.13#	Amended and Restated Employment Agreement, dated December 15, 2008, by and between Affinia Group Inc. and Keith A. Wilson, which is incorporated herein by reference from Exhibit 10.13 on Form 10-K of Affinia Group Intermediate Holdings Inc. filed on March 6, 2009.

10.15#	Amended and Restated Employment Agreement, dated December 15, 2008, by and between Affinia Group Inc. and Thomas H. Madden, which is incorporated herein by reference from Exhibit 10.15 on Form 10-K of Affinia Group Intermediate Holdings Inc. filed on March 6, 2009.

10.16#	Amended and Restated Employment Agreement, dated December 15, 2008, by and between Affinia Group Inc. and Steven E. Keller, which is incorporated herein by reference from Exhibit 10.16 on Form 10-K of Affinia Group Intermediate Holdings Inc. filed on March 6, 2009.

10.17#	Affinia Group Holdings Inc. 2005 Stock Incentive Plan, which is incorporated herein by reference from Exhibit 10.16 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005.

10.18#	Affinia Group Holdings Inc. 2005 Stock Incentive Plan amended as of November 14, 2006 and January 1, 2007, which is incorporated herein by reference from Exhibit 10.18 on Form 10-K of Affinia Group Intermediate Holdings Inc. filed on March 6, 2009

10.19#	Form of Nonqualified Stock Option Agreement, which is incorporated herein by reference from Exhibit 10.17 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005.

10.20	Form of Management Stockholder’s Agreement, which is incorporated herein by reference from Exhibit 10.18 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005.

10.21	Form of Sale Participation Agreement, which is incorporated herein by reference from Exhibit 10.20 on Form 10-K of Affinia Group Intermediate Holdings Inc. filed on April 14, 2006.

10.22	Shares Transfer Agreement between Zhang Haibo and Affinia Group Inc. dated as of June 30, 2008, which is incorporated herein by reference from Exhibit 10.1 on Form 8-K of Affinia Group Intermediate Holdings Inc. filed on July 2, 2008.

10.23	ABL Credit Agreement, dated August 13, 2009, among the Company, the Guarantors, the lenders party thereto, Bank of America, N.A., as administrative agent, Banc of America Securities LLC, Barclays Capital, Wells Fargo Foothill, LLC, J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc., as joint lead arrangers and joint bookrunners, Barclays Capital and Wells Fargo Foothill, LLC as co-syndication agents and JPMorgan Chase Bank, N.A. and Deutsche Bank Trust Company Americas as co-documentation agents, which is incorporated herein by reference from Exhibit 4.3 on Form 8-K of Affinia Group Intermediate Holdings Inc. filed on August 19, 2009.

10.24	Collateral Agreement, dated August 13, 2009, among the Company, the Guarantors, and Wilmington Trust FSB, as Noteholder Collateral Agent, which is incorporated herein by reference from Exhibit 4.4 on Form 8-K of Affinia Group Intermediate Holdings Inc. filed on August 19, 2009.

10.25	U.S. Security Agreement, dated August 13, 2009, among the Company, the Guarantors, and Bank of America, N.A., as collateral agent, which is incorporated herein by reference from Exhibit 4.5 on Form 8-K of Affinia Group Intermediate Holdings Inc. filed on August 19, 2009.

10.26	Lien Subordination and Intercreditor Agreement, dated August 13, 2009, among the Company, the Guarantors, and Bank of America, N.A., as collateral agent and Wilmington Trust FSB, as noteholder collateral agent, which is incorporated herein by reference from Exhibit 4.6 on Form 8-K of Affinia Group Intermediate Holdings Inc. filed on August 19, 2009.

10.27	Agreement between Brake Parts Inc. and Klarius Group Limited and Auto Holding Paris S.A.S. dated February 2, 2010, which is incorporated herein by reference from Exhibit 10.1 on Form 8-K of Affinia Group Intermediate Holdings Inc. filed on February 8, 2010.

Exhibit Number	Description of Exhibit

16.1	Letter from PricewaterhouseCoopers LLP dated October 5, 2005, which is incorporated herein by reference from Exhibit 16.1 on Form 8-K of Affinia Group Intermediate Holdings Inc. filed on October 5, 2005.

21.1*	List of Subsidiaries.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Terry R. McCormack, our Chief Executive Officer, President and Director, and Thomas H. Madden, our Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith
#	management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFINIA GROUP INTERMEDIATE HOLDINGS INC.

By:	/S/ TERRY R. MCCORMACK
Terry R. McCormack
President, Chief Executive Officer, and Director(Principal Executive Officer)

Date: March 16, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2010.

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