Form 10-Q
period 2010-03-31
Affinia Group Intermediate Holdings Inc.
filed 2010-05-07
CIK 1328655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2010.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 1,000 shares outstanding of the registrant’s common stock as of May 7, 2010 (all of which are privately owned and not traded on a public market).

Index

Affinia Group Intermediate Holdings Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements may include comments concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical. When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” or future or conditional verbs, such as “will,” “should,” “could” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends and data are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there is no assurance that these expectations, beliefs and projections will be achieved. For a discussion of other risks and uncertainties that could materially affect our business financial condition or future results see Part I, “Item 7A Risk Factors” in our Annual Report on form 10-K for the year ended December 31, 2009. With respect to all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Affinia Group Intermediate Holdings Inc.

Unaudited Condensed Consolidated Balance Sheets

(Dollars in Millions)

	December 31, 2009	March 31, 2010
Assets
Current assets:
Cash and cash equivalents	$65	$45
Restricted cash	9	11
Trade accounts receivable, less allowances of $3 million for 2009 and $2 million for 2010	293	337
Inventories, net	430	451
Current deferred taxes	50	50
Prepaid taxes	50	41
Other current assets	21	20
Current assets of discontinued operations	55	—

Total current assets	973	955
Property, plant, and equipment, net	199	199
Goodwill	43	42
Other intangible assets, net	149	149
Deferred financing costs	24	23
Deferred income taxes	68	71
Investments and other assets	27	28

Total assets	$1,483	$1,467

Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$201	$223
Notes payable	12	20
Other accrued expenses	154	136
Accrued payroll and employee benefits	27	35
Current liabilities of discontinued operations	43	—

Total current liabilities	437	414
Long-term debt	589	599
Deferred employee benefits and other noncurrent liabilities	20	21

Total liabilities	1,046	1,034

Contingencies and commitments
Common stock, $.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	434	434
Accumulated (deficit)	(81)	(75)
Accumulated other comprehensive income	38	26

Total shareholder’s equity of the Company	391	385
Noncontrolling interest in consolidated subsidiaries	46	48

Total shareholder’s equity	437	433

Total liabilities and shareholder’s equity	$1,483	$1,467

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Unaudited Condensed Consolidated Statements of Operations

(Dollars in Millions)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2010
Net sales	$403	$443
Cost of sales	(326)	(353)

Gross profit	77	90
Selling, general and administrative expenses	(56)	(67)

Operating profit	21	23
Other income, net	—	1
Interest expense	(14)	(16)

Income from continuing operations before income tax provision, equity in income and noncontrolling interest	7	8
Income tax provision	(3)	(2)
Equity in income, net of tax	—	—

Net income from continuing operations	4	6
Income (loss) from discontinued operations, net of tax	(1)	2

Net income	3	8
Less: net income (loss) attributable to noncontrolling interest, net of tax	(1)	2

Net income attributable to the Company	$4	$6

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in Millions)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2010
Operating activities
Net income	$3	$8
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation and amortization	9	9
Provision for deferred income taxes	(3)	(3)
Change in trade accounts receivable	(49)	(48)
Change in inventories	15	(21)
Change in other current operating assets	(5)	11
Change in other current operating liabilities	(6)	11
Change in other	7	(6)

Net cash (used in) operating activities	(29)	(39)

Investing activities
Proceeds from the sale of affiliates	—	11
Change in restricted cash	(4)	(2)
Additions to property, plant and equipment	(5)	(6)
Other investing activities	—	(1)

Net cash provided by (used in) investing activities	(9)	2

Financing activities
Net increase in other debt	10	8
Net proceeds from ABL Revolver	—	10
Payments on senior term loan facility	(10)	—

Net cash provided by financing activities	—	18
Effect of exchange rates on cash	—	(1)
Decrease in cash and cash equivalents	(38)	(20)
Cash and cash equivalents at beginning of the period	77	65

Cash and cash equivalents at end of the period	$39	$45

Supplemental cash flows information
Cash paid during the period for:
Interest	$7	$15
Income taxes	$4	$13

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business

Affinia Group Inc. (“Affinia”) is a global leader in the on and off-highway replacement products and services industry. We derive approximately 98% of our sales from this industry and, as a result, are not directly affected by the market cyclicality of the automotive original equipment manufacturers. Our broad range of brake, filtration, chassis and other products are sold globally. Our brands include WIX®, Raybestos®, McQuay-Norris®, Nakata®, Filtron®, and BrakePro®. Additionally, we provide private label offerings for NAPA®, CARQUEST®, ACDelco® and co-branded offerings for Federated Auto Parts (“Federated”) and Automotive Distribution Network (“ADN”). Affinia is wholly-owned by Affinia Group Intermediate Holdings Inc., which, in turn, is wholly-owned by Affinia Group Holdings Inc., a company controlled by affiliates of The Cypress Group L.L.C. (“Cypress”).

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

The interim financial information is prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and such principles are applied on a basis consistent with information reflected in our Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim period.

Note 3. Discontinued Operation

In the fourth quarter of 2009 the Company committed to a plan to sell the Commercial Distribution Europe segment. In accordance with Accounting Standards Codification (“ASC”) Topic 360, the Commercial Distribution Europe segment qualified as a discontinued operation. The condensed consolidated statements of operations and the condensed consolidated balance sheets for all periods presented have been adjusted to reflect this segment as a discontinued operation. The condensed consolidated statement of cash flows for the three months ended March 31, 2009 was not adjusted to reflect this segment as a discontinued operation.

The Company entered into a Sale and Purchase Agreement with Klarius Group Limited (“KGL”) and Auto Holding Paris S.A.S. (“AHP”) (collectively, the “Purchaser”) on February 2, 2010 (the “Agreement”), pursuant to which KGL purchased the shares of Quinton Hazell Automotive Limited and Quinton Hazell Italia SpA and AHP purchased the shares of Quinton Hazell Deutschland GmbH and Affinia Holding S.A.S. (collectively, the “Group Companies”) for $12 million, subject to certain closing and post-closing purchase price adjustments. The Agreement also called for the Purchaser to assume debt of $2.6 million. We also retained the cash in the Group Companies. As of March 31, 2010 we have received $11 million in cash. The business of the Group Companies and their subsidiaries consists of manufacturing and distribution facilities in eight countries in Europe.

The table below summarizes the Commercial Distribution Europe segment’s net sales, income (loss) before income tax provision, income tax provision and income (loss) from discontinued operations, net of tax (Dollars in Millions).

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2010*
Net sales	$54	$18
Income (loss) before income tax provision	(1)	1
Income tax provision	—	1

Income (loss) from discontinued operations, net of tax	$(1)	$2

*	The three months ended March 31, 2010 includes the Commercial Distribution Europe segment’s one month of operations, which was prior to the sale on February 2, 2010.

At December 31, 2009, intangibles and other long-lived assets were assessed for recoverability, in accordance with ASC Topic 360, due to circumstances which indicated that the carrying value may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. The Company determined that the net carrying value of the Commercial Distribution Europe segment may not be recoverable through the sales process. As a result, an impairment charge of $75 million was recorded within discontinued operations in the fourth quarter of 2009 to reduce the carrying value of the business to expected realizable value. A tax benefit to Affinia of $24 million was recorded resulting from this transaction. The sale was consummated on February 2, 2010 and the estimated loss has subsequently decreased offset by the one month of operating losses of $1 million resulting in net income from discontinued operations, net of tax of $2 million in the first quarter of 2010. The post closing adjustments are still being negotiated.

The following table shows an analysis of assets and liabilities held for sale as of December 31, 2009 (Dollars in Millions):

At December 31, 2009
Accounts receivable	$34
Inventory	67
Other current assets	6
Property, plant and equipment	18
Long-term assets	5
Impairment of assets	(75)

Total assets of discontinued operations	$55

Current liabilities	$41
Long-term liabilities	2

Total liabilities of discontinued operations	$43

Note 4. Venezuelan Operations

As required by U.S. GAAP, effective January 1, 2010, we accounted for Venezuela as a highly inflationary economy because the three-year cumulative inflation rate for Venezuela using the blended Consumer Price Index (which is associated with the city of Caracas) and the National Consumer Price Index (developed commencing in 2008 and covering the entire country of Venezuela) exceeded 100%.

Effective January 1, 2010, our Venezuelan subsidiary will use the U.S. dollar as its functional currency. The financial statements of our subsidiary must be re-measured into the Company’s reporting currency (U.S. dollar) and future exchange gains and losses from the re-measurement of monetary assets and liabilities are reflected in current earnings, rather than exclusively in the equity section of the balance sheet, until such time as the economy is no longer considered highly inflationary. The local currency in Venezuela is the bolivar fuerte (“VEF”).

On January 11, 2010, the Venezuelan government devalued the country’s currency and changed to a two-tier exchange structure. The official exchange rate moved from 2.15 VEF per U.S. dollar to 2.60 for essential goods and 4.30 for non-essential goods and services, with Affinia’s products falling into the non-essential category. A Venezuelan currency control board is responsible for foreign exchange procedures, including approval of requests for exchanges of VEF for U.S. dollars at the official (government established) exchange rate. Our business in Venezuela has recently been unsuccessful in obtaining U.S. dollars at the official exchange rate. An unregulated parallel market exists for exchanging VEF for U.S. dollars through securities transactions; our Venezuelan subsidiary has a recent history of entering into such exchange transactions. The Company uses the parallel market rate to translate the financial statements of its Venezuelan subsidiary because we expect to obtain U.S. dollars at the parallel market rate for future dividend remittances.

Effective January 1, 2010, we changed the rate used to translate our Venezuelan subsidiary’s transactions and balances from the official exchange rate of 2.15 to the parallel exchange rate, which ranged between 6.30 and 7.00 VEF to the U.S. dollar during the first quarter of 2010. The one-time devaluation had a $2 million negative impact on our pre-tax net income for the period ending March 31, 2010. The change to the parallel market rate reduced sales by $9 million in the first quarter of 2010 in comparison to the first quarter of 2009.

Note 5. New Accounting Pronouncements

In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-16, an amendment to ASC Topic 860, “Transfer and Services”, that requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. The concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. The new guidance is effective for fiscal years beginning after November 15, 2009 and is effective for us on January 1, 2010. We adopted this guidance in the first quarter of 2010 and it had no impact on our financial condition, results of operations, and disclosures.

In December 2009, the FASB issued ASU 2009-17, an amendment to ASC Topic 810 “Consolidation”, that modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. The guidance also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. The guidance is effective for fiscal years beginning after November 15, 2009 and is effective for us on January 1, 2010. We adopted this guidance in the first quarter of 2010 and it had no impact on our financial condition, results of operations, and disclosures.

In January 2010, the FASB issued ASU 2010-02, “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary”. This amendment to Topic 810 clarifies, but does not change, the scope of current U.S. GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other U.S. GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts Financial Accounting Standards Statement 160 (“FAS 160”) “Noncontroling Interest in Consolidated Financial Statements” (“FAS 160”) (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. We adopted this guidance in the first quarter of 2010 and it had no impact on our financial condition, results of operations, and disclosures.

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-6, “Improving Disclosures about Fair Value Measurements.” This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009. We adopted this guidance on disclosures in the first quarter of 2010. There are also additional new disclosure requirements for purchases, sales, issuances and settlements of Level 3 measurements, which are effective for interim and annual periods beginning after December 15, 2010. We are still evaluating the impact of these new requirements on our disclosures.

Note 6. Fair Value Debt

The fair value of debt, net of discount, is as follows (Dollars in Millions):

Fair Value of Debt at March 31, 2010

	Book Value of Debt	Fair Value Factor	Fair Value of Debt
Senior secured notes, due August 2016	$222	109.00%	$242
Senior subordinated notes, due November 2014	267	99.50%	266
ABL revolver, due August 2013	100	100%	100
Haimeng and other debt	30	100%	30

Total fair value of debt at March 31, 2010			$638

Fair Value of Debt at December 31, 2009

	Book Value of Debt	Fair Value Factor	Fair Value of Debt
Senior secured notes, due August 2016	$222	107.63%	$239
Senior subordinated notes, due November 2014	267	98.75%	264
ABL revolver, due August 2013	90	100%	90
Haimeng and other debt	22	100%	22

Total fair value of debt at December 31, 2009			$615

Note 7. Inventories, net

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

	At December 31, 2009	At March 31, 2010
Raw materials	$103	$107
Work-in-process	26	31
Finished goods	301	313

	$430	$451

Note 8. Comprehensive Income

The elements of comprehensive income are presented in the following table (Dollars in Millions):

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2010
Net income	$3	$8
Interest rate swap, net of tax	1	—
Change in foreign currency translation adjustments, net of tax	(14)	(12)

Comprehensive income (loss)	(10)	(4)
Less: Comprehensive loss (income) attributable to noncontrolling interest	1	(2)

Comprehensive income (loss) attributable to the Company	$(9)	$(6)

Note 9. Goodwill

The goodwill relates to the initial acquisition in 2004, the acquisition of Affinia Hong Kong Limited in 2008 and a minor acquisition in the second quarter of 2008. For the 2004 acquisition, the tax benefit for the excess of tax-deductible goodwill over the reported amount of goodwill is applied to first reduce the goodwill related to the Acquisition, in accordance with ASC Topic 805-740 (ASC Topic 805-740, originally issued as SFAS No. 109, “Accounting for Income Taxes”). The tax benefit for the excess of tax deductible goodwill reduced reported goodwill by approximately $8 million during 2009 to $18 million at the end of 2009 and $2 million during the first three months of 2010. We anticipate goodwill being reduced by another $6 million during 2010. Once the reported amount of goodwill for the 2004 acquisition is reduced to zero, the remaining tax benefit reduces the basis of intangible assets purchased in the 2004 acquisition. Any remaining tax benefit reduces the income tax provision.

In conjunction with the acquisition of Affinia Hong Kong Limited, we determined the fair value of intangibles, property, plant and equipment, other assets and liabilities. Based on our valuations and purchase accounting adjustments, we recorded $23 million as goodwill at the end of 2009.

During the second quarter of 2008, we purchased the remaining 40% interest in Wix Helsa Company. The purchase price exceeded the fair value of the assets and the liabilities acquired by approximately $2 million, which was recorded to goodwill.

The following table summarizes goodwill activity, which is related to the On and Off-Highway segment for the first three months of 2010 (Dollars in Millions):

Three Months Ended March 31, 2010
Balance at December 31, 2009	$43
Tax benefit reductions	(2)
Other	1

Balance at March 31, 2010	$42

Note 10. Commitments and Contingencies

At March 31, 2010, the Company had purchase commitments for property, plant and equipment of approximately $2 million.

A reconciliation of the changes in our return reserves is as follows (Dollars in Millions):

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2010
Beginning balance	$18	$17
Amounts charged to revenue	12	12
Returns processed	(13)	(12)

	$17	$17

Note 11. Income Taxes

The total amount of unrecognized tax benefits as of December 31, 2009 and March 31, 2010 was $2 million, and if recognized, would affect the effective tax rate. The Company recognizes interest related to unrecognized tax benefits in interest expense and recognizes penalties as part of the income tax provision. As of March 31, 2010 the Company’s accrual for interest and penalties was less than $1 million. The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. For jurisdictions in which the Company transacts significant business, tax years ended December 31, 2004 and later remain subject to examination by tax authorities. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months. The effective tax rate was 25% and 43% for the first three months of 2010 and 2009, respectively.

Note 12. Legal Proceedings

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

DPH Holdings Corp., a successor to Delphi Corporation and certain of its affiliates (“Delphi”), has served Affinia Group Holdings, Inc. and certain of it subsidiaries with a complaint to avoid over $17 million in allegedly preferential transfers. Pursuant to certain court orders, Delphi filed its complaint under seal in October 2007, shortly before the expiration of the statute of limitations, and did not unseal the complaint and commence the service process until March 2010. The Company plans to file a motion to dismiss based on due process and other defenses connected to the unusual procedure Delphi used to conceal and delay the lawsuit. The Company has not yet analyzed its preference exposure.

The Company has various accruals for civil product liability and other costs. If there is a range of equally probable outcomes, we accrue at the lower end of the range. The Company had $1 million accrued as of December 31, 2009 and March 31, 2010. There are no recoveries expected from third parties.

Note 13. Restructuring of Operations

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

The Company also continues to expect that the major components of such costs will be employee severance costs, asset impairment charges, and other costs (i.e. moving costs, environmental remediation, site clearance and repair costs) each of which should represent approximately 42%, 19% and 39% respectively, of the total cost of the restructuring.

Other Restructuring

At the end of 2009 we approved the closure of our distribution operations located in Mississauga, Ontario, Canada. The operations were closed by the end of the first quarter of 2010. The closure of this operation is part of the Company’s continuing effort to improve its distribution system and serve the replacement parts market effectively and efficiently. The closure is expected to result in the Company incurring pre-tax charges of approximately $5 million. The charges are comprised of employee severance costs of $1 million, lease termination costs of $2 million and other trailing liabilities of $2 million. We incurred approximately $1 million in costs in the first quarter of 2010 related to the closure of this facility.

In connection with the comprehensive restructuring, we recorded $157 million in restructuring costs to date. The comprehensive and other restructuring costs are disclosed by period in the chart below and were recorded in selling, general and administrative expense, cost of sales and as part of discontinued operations (Dollars in Millions).

	Discontinued Operations	Selling, General and Administrative Expenses	Cost of Sales	Total
Comprehensive Restructuring
2005	$—	$2	$21	$23
2006	1	38	1	40
2007	12	23	3	38
2008	12	27	1	40
2009	2	10	1	13
First three months of 2010	—	2	1	3

Total Comprehensive Cost	27	102	28	$157

Other Restructuring
2009	—	1	—	1
First three months of 2010	—	1	—	1

Total Restructuring Cost	$27	$104	$28	$159

We forecast that the comprehensive restructuring program will result in approximately $163 million in restructuring costs, which exceeds preliminary expectations of $152 million. We anticipate that we will incur approximately $6 million more in comprehensive restructuring costs during 2010 to complete the closure of the previously announced facilities.

The restructuring charges for the comprehensive restructuring and further restructuring consist of employee termination costs, other exit costs and impairment costs. Severance costs are being accounted for in accordance with ASC Topic 420 “Exit or Disposal Cost Obligations” and ASC Topic 712 “Compensation – Nonretirement Postemployment Benefits”.

The following summarizes the restructuring charges and activity for all the Company’s restructuring programs (Dollars in Millions):

Accrued Restructuring

	Comprehensive	Other	Total
Balance at December 31, 2009	$6	$1	$7
Charges to expense:
Employee termination benefits	—	—	—
Asset write-offs expense	1	—	1
Other expenses	2	1	3

Total restructuring expenses	3	1	4
Cash payments and asset write-offs:
Cash payments	(4)	—	(4)
Asset retirements and other	(1)	—	(1)

Balance at March 31, 2010	$4	$2	$6

At March 31, 2010, $6 million of restructuring charges remained in other accrued expenses, relating to wage and healthcare continuation for severed employees and other termination costs. These remaining benefits are expected to be paid during 2010. The following table shows the restructuring expenses by segment (Dollars in Millions):

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2010
On and Off-highway segment	$1	$4
Brake South America segment	—	—
Corporate, eliminations and other	—	—

	1	4
Commercial Distribution Europe segment	1	—

Total	$2	$4

Note 14. Segment and Geographic Information

The products, customer base, distribution channel, manufacturing process and procurement are similar throughout all of the Company’s operations. However, due to different economic characteristics in the Company’s operations and in conformity with ASC Topic 280, the Company was previously presented as three separate reporting segments: (1.) the On and Off-highway segment, which is composed of Filtration, Brake North America and Asia, Chassis, and Commercial Distribution South America, (2.) the Brake South America segment, and (3.) the Commercial Distribution Europe segment. All three segments are in the On and Off-highway industry but for segment reporting purposes we refer to the first segment as the On and Off-highway segment. Because of the sale of our Commercial Distribution Europe segment the Commercial Distribution Europe segment was classified as discontinued operations and, as such, is not presented in the net sales and operating profit segment tables below. Segment net sales, operating profit, total assets, depreciation and capital expenditures were as follows (Dollars in Millions):

	Net Sales
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2010
On and Off-highway segment	$402	$444
Brake South America segment	5	3
Corporate, eliminations and other	(4)	(4)

	$403	$443

	Operating Profit
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2010
On and Off-highway segment	$29	$32
Brake South America segment	—	(1)
Corporate, eliminations and other	(8)	(8)

	$21	$23

	Total Assets
	December 31, 2009	March 31, 2010
On and Off-highway segment	$1,318	$1,344
Brake South America segment	8	5
Corporate, eliminations and other	102	118
Assets of discontinued operations	55	—

	$1,483	$1,467

	Depreciation and Amortization
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2010
On and Off-highway segment	$5	$6
Brake South America segment	—	—
Corporate, eliminations and other	3	3

Total from continuing operations	8	9
Discontinued operations	1	—

	$9	$9

	Capital Expenditures
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2010
On and Off-highway segment	$3	$5
Brake South America segment	1	1
Corporate, eliminations and other	—	—

Total from continuing operations	4	6
Discontinued operations	1	—

	$5	$6

Net Sales by geographic region were as follows (Dollars in Millions):

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2010
Brazil	$59	$95
Canada	26	27
Other Countries	79	61

Total Other Countries	164	183
United States	239	260

	$403	$443

Long-lived assets by geographic region were as follows (Dollars in Millions):

	December 31, 2009	March 31, 2010
China	$71	$71
Canada	11	10
Brazil	10	9
Other Countries	51	56

Total Other Countries	143	146
United States	272	267

	$415	$413

Net sales by geographic region were determined based on origin of sale. Geographic data on long-lived assets are comprised of property, plant and equipment, goodwill, other intangible assets and deferred financing costs.

We offer primarily three types of products: brake products, which include brake drums, rotors, pads and shoes and hydraulic brake system components; filtration products, which include oil, fuel, air and other filters; and chassis products, which include steering, suspension and driveline components. Additionally, we have our Commercial Distribution South America products, which offer brake, chassis, filtration and other products. Brake products are segregated below into Brake North America and Asia products and Brake South America products. The Company’s sales by group of similar products are as follows:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2010
Brake products	$137	$128
Filtration products	172	185
Chassis products	36	36
Commercial Distribution South America products	62	98
Corporate, eliminations and other	(4)	(4)

	$403	$443

Note 15. Stock Option Plans

On July 20, 2005, we adopted a stock incentive plan with a maximum of 227,000 shares of common stock subject to awards. As of March 31, 2010, 103,757 shares had been awarded, which included vested shares of 103,757 and zero unvested shares. Additionally, at March 31, 2010, there were 123,243 shares available for future stock option grants. Pursuant to the terms of the stock incentive plan, each option expires August 1, 2015.

We account for our employee stock options under the fair value method of accounting using a Black-Scholes model to measure stock-based compensation expense at the date of grant. Dividend yields were not a factor because there were no cash dividends declared during 2009 and the first three months of 2010. Our weighted-average Black-Scholes fair value assumptions include:

	2009	2010
Weighted-average effective term	5.2 years	5.2 years
Weighted-average risk free interest rate	4.33%	4.33%
Weighted-average expected volatility	40.8%	40.8%
Weighted-average fair value of options (Dollars in millions)	$7	$7

The fair value of the stock option grants is amortized to expense over the vesting period. The Company reduces the overall compensation expense by a turnover rate consistent with historical trends. Stock-based compensation expense, which was recorded in selling, general and administrative expenses, and related income tax benefits were less than $1 million for each of the three month periods ending March 31, 2009 and 2010. A summary of our stock-based compensation activity for the year ended December 31, 2009 and the three months ended March 31, 2010 is presented below:

Outstanding at December 31, 2008	181,785
Granted	1,500
Forfeited/expired	(7,647)

Outstanding at December 31, 2009	175,638
Granted	—
Forfeited/expired	(71,881)

Balance at March 31, 2010	103,757

Note 16. Derivatives

The Company’s financial derivative assets and liabilities consist of standard currency forward contracts. The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to value the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

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

The fair value measurements of the Company’s interest rate and the currency derivative instruments are based upon Level 2 inputs consisting of observable current market data pertaining to relevant currency exchange rates, as reported by a recognized independent third-party financial information provider. Based upon the Company’s assessment of the creditworthiness of its derivative transactions counterparties, our derivative instruments’ fair value measurements have not been adjusted for incremental counterparty credit risk.

Currency Rate Derivatives

The Company transacts business in multiple currencies in various international markets. Therefore, our reported results from operations and financial position are vulnerable to several forms of risk related to currency exchange rate volatility. The Company’s use of currency rate derivatives (currency forward contracts) is limited to transactions intended to mitigate reported currency gains and losses arising from the periodic re-measurement of monetary assets and liabilities denominated in a non-local currency. Our policy does not require hedging each individual exposure that may give rise to currency gain or loss. However, our practice has been to execute hedge transactions in notional amounts that would be reasonably expected to result in gains and losses that approximately offset expected gains and losses arising from specific underlying net currency exposures. Our policy strictly prohibits the use of currency rate derivatives for speculative purposes.

Our currency forward transactions are undesignated hedges and are, therefore, not eligible for hedge accounting treatment. The Company’s outstanding currency forward contracts are recorded in the Consolidated Balance Sheets as “Other current assets” or “Other accrued expenses,” accordingly. Currency derivative gains and losses are recognized in “Other income, net” in the Consolidated Statements of Operations in the reporting period of occurrence. The Company has not recorded currency derivative gains (losses) to other comprehensive income (loss) nor has it reclassified prior period currency derivative results from other comprehensive income to earning during the last twelve months. The Company does not anticipate that it will record any currency derivative gains or losses to other comprehensive income (loss) or that it will reclassify prior period currency derivative results from other comprehensive income (loss) to earnings in the next twelve months.

The notional amount and fair value of our outstanding currency forward contracts were as follows (Dollars in millions):

	Notional Amount	Asset Derivative	Liability Derivative
As of March 31, 2010	$204	$—	$2
As of December 31, 2009	$133	$—	$—

Note 17. Subsequent Event

On May 3, 2010, we announced the closure of our brake manufacturing operations located in Maracay, Edo Aragua, Venezuela. The operations are expected to close by the end of the second quarter of 2010. These actions are expected to result in the Company incurring pre-tax charges of approximately $7 million, of which approximately $4 million will be future cash expenditures. The charges are comprised of employee severance costs of $3 million, asset impairments of $3 million, and other trailing liabilities of $1 million. The Company will recognize the severance costs in the second quarter of 2010 with substantially all the remaining costs recognized during 2010.

Note 18. Financial Information for Guarantors and Non-Guarantors

Affinia Group Intermediate Holdings Inc. (presented as Parent in the following schedules), through its 100%-owned subsidiary, Affinia Group Inc. (presented as Issuer in the following schedules), issued the Secured Notes on August 13, 2009 in the principal amount of $225 million and Subordinated Notes on November 30, 2004 in the principal amount of $300 million. As of March 31, 2010 there were $225 million and $267 million of Secured Notes and Subordinated Notes outstanding, respectively. The notes were offered only to qualified institutional investors and certain persons in offshore transactions.

The Secured Notes are fully, unconditionally and jointly and severally guaranteed on a senior secured basis and the Subordinated Notes are fully, unconditionally and jointly and severally guaranteed on an unsecured senior subordinated basis. The Subordinated Notes are general obligations of the Issuer and guaranteed by the Parent and all of the Issuer’s wholly owned current and future domestic subsidiaries (the “Guarantors”). The Issuer’s obligations under the Secured Notes are guaranteed by the Guarantors and are secured by first-priority liens, subject to permitted liens and exceptions for excluded assets, on substantially all of the Issuers and the Guarantors’ tangible and intangible assets (excluding the ABL Collateral as defined below), including real property, fixtures and equipment owned or acquired in the future by the Issuer and the Guarantors (the “Non-ABL Collateral”) and are secured by second-priority liens on all accounts receivable, inventory, cash, deposit accounts, securities accounts and proceeds of the foregoing and certain assets related thereto held by the Issuer and the Guarantors, which constitute collateral under the asset-based revolving credit facility (the “ABL Revolver”) on a first-priority basis (the “ABL Collateral”).

The following unaudited information presents Condensed Consolidating Statements of Operations for the three months ended March 31, 2009 and 2010, Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2009 and 2010 and Condensed Consolidating Balance Sheets as of December 31, 2009 and March 31, 2010 of (1) the Parent, (2) the Issuer, (3) the Guarantors, (4) the Non-Guarantors, and (5) eliminations to arrive at the information for the Company on a consolidated basis. Other separate financial statements and other disclosures concerning the Parent and the Guarantors are not presented because management does not believe that such information is material to investors.

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor

Condensed Consolidating Balance Sheet

December 31, 2009

(Dollars in Millions)

	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$9	$—	$56	$—	$65
Restricted cash	—	—	—	9	—	9
Trade accounts receivable	—	1	168	124	—	293
Inventories, net	—	—	256	174	—	430
Other current assets	—	51	4	66	—	121
Current assets of discontinued operations	—	—	—	55	—	55

Total current assets	—	61	428	484	—	973
Investments and other assets	—	228	20	63	—	311
Intercompany investments	391	1,147	278	—	(1,816)	—
Intercompany receivables	—	(366)	497	(131)	—	—
Property, plant and equipment, net	—	5	91	103	—	199

Total assets	$391	$1,075	$1,314	$519	$(1,816)	$1,483

Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$—	$15	$109	$77	$—	$201
Notes payable	—	—	—	12	—	12
Accrued payroll and employee benefits	—	11	5	11	—	27
Other accrued expenses	—	22	53	79	—	154
Current liabilities of discontinued operations	—	—	—	43	—	43

Total current liabilities	—	48	167	222	—	437
Deferred employee benefits and noncurrent liabilities	—	11	—	9	—	20
Long-term debt	—	579	—	10	—	589

Total liabilities	—	638	167	241	—	1,046
Total shareholder’s equity	391	437	1,147	278	(1,816)	437

Total liabilities and shareholder’s equity	$391	$1,075	$1,314	$519	$(1,816)	$1,483

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor

Condensed Consolidating Balance Sheet

March 31, 2010

(Dollars in Millions)

	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$7	$—	$38	$—	$45
Restricted cash	—	—	—	11	—	11
Trade accounts receivable	—	—	211	126	—	337
Inventories, net	—	—	266	185	—	451
Other current assets	—	52	—	59	—	111
Current assets of discontinued operations	—	—	—	—	—	—

Total current assets	—	59	477	419	—	955
Investments and other assets	—	229	21	63	—	313
Intercompany investments	385	1,174	305	—	(1,864)	—
Intercompany receivables	—	(386)	481	(95)	—	—
Property, plant and equipment, net	—	4	89	106	—	199

Total assets	$385	$1,080	$1,373	$493	$(1,864)	$1,467

Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$—	$14	$129	$80	$—	$223
Notes payable	—	—	—	20	—	20
Accrued payroll and employee benefits	—	12	11	12	—	35
Other accrued expenses	—	18	58	60	—	136
Current liabilities of discontinued operations	—	—	—	—	—	—

Total current liabilities	—	44	198	172	—	414
Deferred employee benefits and noncurrent liabilities	—	13	1	7	—	21
Long-term debt	—	590	—	9	—	599

Total liabilities	—	647	199	188	—	1,034
Total shareholder’s equity	385	433	1,174	305	(1,864)	433

Total liabilities and shareholder’s equity	$385	$1,080	$1,373	$493	$(1,864)	$1,467

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2009

(Dollars in Millions)

	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$285	$198	$(80)	$403
Cost of sales	—	—	(244)	(162)	80	(326)

Gross profit	—	—	41	36	—	77
Selling, general and administrative expenses	—	(5)	(33)	(18)	—	(56)

Operating profit (loss)	—	(5)	8	18	—	21
Other income (loss), net	—	4	(3)	(1)	—	—
Interest expense	—	(14)	—	—	—	(14)

Income from continuing operations before income tax provision, equity in income and noncontrolling interest	—	(15)	5	17	—	7
Income tax provision	—	2	—	(5)	—	(3)
Equity interest in income, net of tax	4	16	11	—	(31)	—

Net income from continuing operations	4	3	16	12	(31)	4
(Loss) from discontinued operations, net of tax	—	—	—	(1)	—	(1)

Net income (loss)	4	3	16	11	(31)	3
Less: net income attributable to noncontrolling interest, net of tax	—	(1)	—	—	—	(1)

Net income (loss) attributable to the Company	$4	$4	$16	$11	$(31)	$4

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2010

(Dollars in Millions)

	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$280	$237	$(74)	$443
Cost of sales	—	—	(233)	(194)	74	(353)

Gross profit	—	—	47	43	—	90
Selling, general and administrative expenses	—	(7)	(35)	(25)	—	(67)

Operating profit (loss)	—	(7)	12	18	—	23
Other income (loss), net	—	5	(3)	(1)	—	1
Interest expense	—	(16)	—	—	—	(16)

Income from continuing operations before income tax provision, equity in income and noncontrolling interest	—	(18)	9	17	—	8
Income tax provision	—	3	—	(5)	—	(2)
Equity interest in income, net of tax	6	21	14	—	(41)	—

Net income from continuing operations	6	6	23	12	(41)	6
Income from discontinued operations, net of tax	—	—	—	2	—	2

Net income (loss)	6	6	23	14	(41)	8
Less: Net income attributable to noncontrolling interest, net of tax	—	—	2	—	—	2

Net income (loss) attributable to the Company	$6	$6	$21	$14	$(41)	$6

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2009

(Dollars in Millions)

	Parent	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated Total
Operating activities
Net cash provided by (used in) operating activities	$—	$(26)	$3	$(6)	$—	$(29)
Investing activities
Proceeds from sale of assets	—	—	—	—	—	—
Change in restricted cash	—	—	—	(4)	—	(4)
Additions to property, plant and equipment	—	—	(3)	(2)	—	(5)

Net cash (used in) investing activities	—	—	(3)	(6)	—	(9)
Financing activities
Net increase in other debt	—	—	—	10	—	10
Payments on senior term loan facility	—	(10)	—	—	—	(10)

Net cash provided by (used in) financing activities	—	(10)	—	10	—	—
Effect of exchange rates on cash	—	—	—	—	—	—
Decrease in cash and cash equivalents	—	(36)	—	(2)	—	(38)
Cash and cash equivalents at beginning of the period	—	59	—	18	—	77

Cash and cash equivalents at end of the period	$—	$23	$—	$16	$—	$39

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2010

(Dollars in Millions)

	Parent	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated Total
Operating activities
Net cash provided by (used in) operating activities	$—	$(23)	$3	$(19)	$—	$(39)
Investing activities
Proceeds from the sale of affiliates	—	11	—	—	—	11
Change in restricted cash	—	—	—	(2)	—	(2)
Additions to property, plant and equipment	—	—	(2)	(4)	—	(6)
Other investing activities	—	—	(1)	—	—	(1)

Net cash provided by (used in) investing activities	—	11	(3)	(6)	—	2
Financing activities
Net increase in other debt	—	—	—	8	—	8
Net proceeds from ABL Revolver	—	10	—	—	—	10

Net cash provided by financing activities	—	10	—	8	—	18
Effect of exchange rates on cash	—	—	—	(1)	—	(1)
Decrease in cash and cash equivalents	—	(2)	—	(18)	—	(20)
Cash and cash equivalents at beginning of the period	—	9	—	56	—	65

Cash and cash equivalents at end of the period	$—	$7	$—	$38	$—	$45

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

Affinia is a global leader in the on and off-highway replacement products and services industry, also commonly known as the aftermarket. Our extensive aftermarket product offering, which consists principally of brake, steering, suspension and filtration products, fits nearly every car, truck, off-highway and agricultural make and model, allowing us to serve as a full line supplier in our product categories to our customers. We derive approximately 98% of our sales from this industry and, as a result, are not directly affected by the market cyclicality of the automotive original equipment manufacturers (“OEM”). The following charts illustrate the aggregation of net sales by product grouping, together with a representative brand, for the first three months of 2010 and the concentration of On and Off-Highway replacement product sales and OEM sales as of December 31, 2009.

We sell our broad range of aftermarket products in North America, Europe, South America and Asia under a variety of brands including: WIX®, Raybestos®, McQuay-Norris®, Nakata®, Filtron® and Brake-Pro®. Additionally, we provide private label offerings for NAPA®, CARQUEST® and ACDelco® and co-branded offerings for Federated Auto Parts (“Federated”) and Automotive Distribution Network (“ADN”), as well as filtration products for industrial applications. We believe we have achieved our leading market positions due to the quality and reputation of our brands, the broad product offering, quality products, brand recognition (e.g., Wix and Raybestos), value-added services, and distribution and global sourcing capabilities. Due to these key advantages, we believe we hold the number one market position in North America in filtration products and in brake product sales and the number two market position in North America in chassis product sales. Additionally, we hold a significant presence in South America and Europe, which we believe is demonstrated by our number two position as a distributor of aftermarket products in Brazil and our number one position in filtration products in Poland.

Among the value-added services we bring to our customers are our customer focused sales force, professional tech support, and e-cataloging services to name a few. The value we bring to our customers has been recognized with numerous awards over the last several years. We believe that these key advantages strategically position us for growth in North America and globally.

Recent Developments

In the fourth quarter of 2009 the Company committed to a plan to sell the Commercial Distribution Europe segment. In accordance with ASC Topic 360, the Commercial Distribution Europe segment qualified as a discontinued operation. The condensed consolidated statements of operations and the condensed consolidated balance sheets for all periods presented have been adjusted to reflect this segment as a discontinued operation. The Company entered into a Sale and Purchase Agreement with Klarius Group Limited (“KGL”) and Auto Holding Paris S.A.S. (“AHP”) (collectively, the “Purchaser”) on February 2, 2010 (the “Agreement”), pursuant to which KGL purchased the shares of Quinton Hazell Automotive Limited and Quinton Hazell Italia SpA and AHP purchased the shares of Quinton Hazell Deutschland GmbH and Affinia Holding S.A.S. (collectively, the “Group Companies”) for $12 million, subject to certain closing and post-closing purchase price adjustments. The Agreement also called for the Purchaser to assume debt of $2.6 million. We also retained the cash in the Group Companies. The business of the Group Companies and their subsidiaries consists of manufacturing and distribution facilities in eight countries in Europe.

Effective January 1, 2010, and as required by U.S. GAAP, we accounted for Venezuela as a highly inflationary economy because the three-year cumulative inflation rate for Venezuela using the blended Consumer Price Index (which is associated with the city of Caracas) and the National Consumer Price Index (developed commencing in 2008 and covering the entire country of Venezuela) exceeded 100%. The local currency in Venezuela is the Bolívar Fuertes (“VEF”). Effective January 1, 2010, we changed the rate used to translate our Venezuelan subsidiary’s transactions and balances from the official exchange rate, which was 2.15 VEF to U.S. dollar, to the parallel exchange rate, which ranged between 6.30 and 7.00 VEF to the U.S. dollar during the first quarter of 2010. The one-time devaluation had a $2 million negative impact on our pre-tax net income for the period ending March 31, 2010. The change to the parallel market rate reduced sales by $9 million in the first quarter of 2010 in comparison to the first quarter of 2009.

Strategic Focus

We are focusing on expanding our manufacturing and distribution capabilities globally to position us to take advantage of global growth opportunities. Currently, we have manufacturing and distribution operations in North America, South America, Asia and Europe. Our net sales by continent excluding the Commercial Distribution Europe segment are shown in the table below.

We have recently completed or are in the process of completing the following transformation projects:

•	We have recently formed a filtration company in China with the intention to manufacture and distribute products principally in Asia.

•	Our Brazilian distribution company opened one new branch in 2009 and we plan on opening two new branches in 2010. The new branches have contributed to the growth in the Brazilian distribution company.

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

•	During the fourth quarter of 2008, we started production of brake products at a new facility in northern Mexico. We have recently ramped up our new facility to its full capabilities.

•

We recently completed our 50% owned manufacturing site in India. The initial testing and manufacturing of brake friction products began during the fourth quarter of 2008, and initial shipments began in the first quarter of 2009. We have ramped up to full capacity at this facility as of the end of the first quarter 2010.

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

These new business ventures reinforce our commitment to expanding our position as a global manufacturer. The chart below illustrates our global change in square footage from December 31, 2004 to March 31, 2010, excluding our Commercial Distribution Europe segment.

As the chart shows, our manufacturing capabilities are spread throughout North America, Asia, Europe and South America. In the last five years the diversification of our manufacturing locations has transformed us from a domestic manufacturer to a global manufacturer with a significant portion of our manufacturing base in low cost countries. We are also focusing on growing our business in emerging markets as we continue to diversify our global manufacturing and distribution capabilities. We will continue to expand our global capabilities as we pursue our objective of becoming a world class on and off-highway replacement products and services company. We categorize our customers into three channels (1) traditional distributors, (2) retailers and (3) Original Equipment Service distributors (“OES”). OES consists primarily of vehicle manufacturers’ service departments at vehicle dealerships. As the majority of our sales are to traditional distributors and retailers rather than to OES, closure of a large number of automotive dealerships in connection with the bankruptcies of General Motors and Chrysler may benefit our business if vehicle owners who previously relied on dealership service centers turn to traditional aftermarket distributors and retailers.

Restructuring Activity

In 2005, we announced two restructuring plans: (i) a restructuring plan that we announced at the beginning of 2005 as part of the Acquisition, also referred to herein as the acquisition restructuring and (ii) a restructuring plan that we announced at the end of 2005, also referred to herein as the comprehensive restructuring. We have completed the acquisition restructuring and we are in the process of completing the comprehensive restructuring program. We have closed 46 facilities during the last four years and have shifted some of our manufacturing base to countries such as China, India, Ukraine and Mexico. In connection with the comprehensive restructuring, we have recorded $157 million in restructuring costs to date. We recorded $23 million in 2005, $40 million in 2006, $38 million in 2007, $40 million in 2008, $13 million during 2009 and $3 million during the first three months of 2010. We anticipate that we will incur approximately $6 million more in restructuring costs during 2010 in order to complete the closure of the previously announced facilities. The restructuring plans have had a favorable impact on our gross margin over the last five years as shown in the chart below. The chart shows the consolidated gross margin without the Commercial Distribution Europe segment and the gross margin for the Commercial Distribution Europe segment.

Critical Accounting Policies

The Company’s critical accounting policies are those related to asset impairment, inventories, revenue recognition, sales returns and rebates, estimated costs related to product warranties, pensions, income taxes, contingency reserves and restructuring expenses. These policies are more fully described in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The preparation of interim financial statements involves the use of certain estimates that are consistent with those used in the preparation of the annual financial statements.

Basis of Presentation

The On and Off-Highway segment is comprised of the following operations: Filtration, Brake North America and Asia, Commercial Distribution South America, and Chassis. The Company also has two other reportable segments, which are Commercial Distribution European, which is classified as a discontinued operation, and Brake South America. In the Results of Operations tables below, we have identified in tabular format the revenue by product. Previously reported consolidated statements of operations for all periods presented have been adjusted to reflect the Commercial Distribution Europe segment as a discontinued operation.

Results of Operations

Three months ended March 31, 2009 compared to the three months ended March 31, 2010

Net sales. Consolidated sales increased by $40 million in the first quarter of 2010 in comparison to the first quarter of 2009 due mainly to favorable foreign currency translation effects of $23 million. The following table summarizes the consolidated net sales results for the three months ended March 31, 2009 and the consolidated results for the three months ended March 31, 2010 (Dollars in Millions):

	Consolidated Three Months Ended March 31, 2009	Consolidated Three Months Ended March 31, 2010	Dollar Change	Percent Change	Currency Effect
Net sales
Filtration products	$172	$185	$13	8%	$—
Brake North America and Asia products	132	125	(7)	-5%	3
Commercial Distribution South America products	62	98	36	58%	21
Chassis products	36	36	—	—	1

On and Off-highway segment	402	444	42	10%	25
Brake South America segment	5	3	(2)	-40%	(2)
Eliminations and other	(4)	(4)	—	—	—

Total net sales	$403	$443	$40	10%	$23

On and Off-highway segment product sales increased due to the following:

Filtration products sales increased in the first quarter of 2010 in comparison to the first quarter of 2009 due in part to increased sales in our Polish operation and due to increased sales with one of our customers. Our Polish operations sales increased partly due to a $6 million strengthening of the Polish Zloty and $5 million related to gaining market share in Western and Eastern Europe. Our sales increased $5 million to a large customer in the first quarter of 2010 as we converted new stores and warehouses to our products. The remaining $4 million increase was mainly related to increased sales in our U.S. filtration products and due to the expansion of our customer base in Mexico which was related to our increased distribution capabilities in that country. Offsetting these increases was a $7 million decrease in sales in our Venezuela operations due to the devaluation of currency.

Brake North America and Asia products sales decreased in the first quarter of 2010 in comparison to the first quarter of 2009 due to market conditions and lost business. Sales decreased $2 million due to decreased sales on certain brake products with a large U.S. customer. We also lost business with a customer in Canada that resulted in a loss of $4 million in the first quarter of 2010 in comparison to the first quarter of 2009. Sales also decreased in our branded business due to market conditions.

Commercial Distribution South America products sales increased in the first quarter of 2010 in comparison to the first quarter of 2009 partially due to favorable foreign currency translation effects of $21 million. The Real weakened significantly in the first half of 2009 and then strengthened in the last half of the year. Excluding currency effects, our Brazilian distribution company sales grew 28% in the first quarter of 2010 in comparison to the first quarter of 2009. This growth is due to introduction of new product lines for Motorcycle applications, Heavy Duty applications and related Accessories and due to market share growth.

Other operating segments:

Brake South America segment sales for the first quarter of 2010 decreased in comparison to the first quarter of 2009 due to the devaluation of the Venezuelan currency. The devaluation of the Venezuelan currency resulted in a decrease in sales of $2 million.

The following table summarizes the consolidated results for the three months ended March 31, 2009 and the consolidated results for the three months ended March 31, 2010 (Dollars in Millions):

	Consolidated Three Months Ended March 31, 2009	Consolidated Three Months Ended March 31, 2010	Dollar Change	Percent Change
Net Sales	403	443	40	10%
Cost of sales(1)	(326)	(353)	27	8%

Gross profit	77	90	13	17%
Gross margin	19%	20%
Selling, general and administrative expenses(2)	(56)	(67)	11	20%
Selling, general and administrative expenses as a percent of sales	14%	15%

Operating profit (loss)
On and Off-highway segment	29	32	3	10%
Brake South America segment	—	(1)	(1)	NM
Corporate, eliminations and other	(8)	(8)	—	NM

Operating profit	21	23	2	10%
Operating margin	5%	5%
Other income, net	—	1	1	NM
Interest expense	(14)	(16)	2	14%

Income from continuing operations, before income tax provision, equity in income and noncontrolling interest	7	8	1	14%
Income tax provision	(3)	(2)	1	33%

Net income from continuing operations	4	6	2	50%
Income (loss) from discontinued operations, net of tax	(1)	2	3	NM

Net income	3	8	5	167%
Less: net income (loss) attributable to noncontrolling interest, net of tax	(1)	2	3	300%

Net income attributable to the Company	$4	$6	$2	50%

(1)	No restructuring costs were recorded in cost of sales in the first quarter of 2009 and $1 million was recorded in 2010.
(2)	We recorded $1 million and $3 million of restructuring costs in selling, general and administrative expenses for the first quarter of 2009 and 2010, respectively.
NM	(Not Meaningful)

Cost of sales/Gross margin. Gross margin increased in the first quarter of 2010 to 20% from 19% in the first quarter of 2009. The gross margin percentage increased due to an increase in sales volume, due to the effects of our comprehensive restructuring program and due to currency effects related to the strengthening of the U.S. Dollar. The comprehensive restructuring program began at the end of 2005 and will be completed by the end of 2010.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the first quarter of 2010 increased $11 million from the first quarter of 2009 due to the following: i) Workers compensation and general liability expenses in the first quarter of 2009 were $4 million lower than the first quarter of 2010 due to favorable actuarial studies relating to improved historical experience and the reduction in our domestic manufacturing base; ii) Restructuring expenses increased $2 million in the first quarter of 2010 in comparison to 2009, which was mainly related to our Brake North America operations; and iii) The remaining increase relates to an increase in commission expenses and a weaker dollar in the first quarter of 2010 in comparison to 2009.

Operating profit. Operating profit increased by $2 million in the first quarter of 2010 in comparison to the first quarter of 2009. The increase in operating profit was due to an increase in gross margin partially offset by an increase in selling, general and administrative expenses. Operating profit in our On and Off-Highway segment increased by 3 million in the first quarter of 2010 in comparison to the first quarter of 2009 due primarily to the increased gross margin mainly in our Filtration products. Offsetting this increase was a decrease of approximately $1 million in our Brake South America segment due mainly to the devaluation of the Venezuelan currency.

Interest expense. Interest expense increased by $2 million in the first quarter of 2010 in comparison to the first quarter of 2009. On August 13, 2009, we refinanced our former term loan facility, revolving credit facility and accounts receivable facility. The refinancing consisted of the ABL Revolver and the Secured Notes, the proceeds of which were used to repay outstanding borrowings under our former term loan facility, revolving credit facility and accounts receivable facility. The new debt structure has higher interest rates than the previous debt structure and as a result the interest expense was higher in the first quarter of 2010 in comparison to the first quarter of 2009.

Income tax provision. The income tax provision was $2 million and $3 million for the first quarter of 2010 and 2009, respectively. The effective tax rate for the first quarter of 2009 was negatively impacted by a nonrecurring item. Otherwise, the effective tax rates were similar in the first quarter of 2010 and 2009, respectively.

Net income (loss) attributable to noncontrolling interest, net of tax. The noncontrolling interest mainly relates to Affinia Acquisition LLC, which indirectly owns 85% of Haimeng, a drum and rotor manufacturer in China. We started consolidating Affinia Acquisition LLC, a VIE, during the fourth quarter of 2008. Affinia Group Inc. increased its ownership in Affinia Acquisition LLC from 5% to 40% effective on June 1, 2009. Therefore our noncontrolling interest related to Affinia Acquisition LLC, net of tax, eliminates 60% for the first quarter of 2010, and 95% for the first quarter of 2009 resulting in net income attributable to noncontrolling interest of $2 million in the first quarter of 2010 and a net loss attributable to noncontrolling interest of $1 million in the first quarter of 2009.

Income (loss) from discontinued operations, net of tax. The discontinued operations net loss was $1 million in the first quarter of 2009 and $2 million of income in the first quarter of 2010. In the fourth quarter of 2009 we recorded an impairment of $75 million for the estimated loss on sale of the Commercial Distribution Europe segment. The sale was consummated on February 2, 2010 and the estimated loss has subsequently decreased offset by one month of operating losses of $1 million resulting in income from discontinued operations, net of tax of $2 million in the first quarter of 2010.

Net income. The net income increased by $5 million mainly due to the increase in gross profit and $2 million of income in the first quarter of 2010 in discontinued operations, net of tax.

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

We are significantly leveraged as a result of the Acquisition in 2004 and refinancing that occurred in 2009. Affinia Group Inc. issued senior subordinated notes, the Secured Notes, and entered into an ABL Revolver in 2009. As of March 31, 2010, the Company had $619 million in aggregate indebtedness. As of March 31, 2010, we had an additional $168 million of borrowing capacity available under our ABL Revolver after giving effect to $17 million in outstanding letters of credit, none of which was drawn against, and $3 million for borrowing base reserves. In addition, we had cash and cash equivalents of $65 million and $45 million as of December 31, 2009 and March 31, 2010, respectively.

We spent $5 and $6 million on capital expenditures during the first three months of 2009 and 2010, respectively. Based on the current level of operations, the Company believes that cash flow from operations and available cash, together with available borrowings under its ABL Revolver, will be adequate to meet our liquidity needs.

ABL Revolver. Our ABL Revolver, which matures in 2013, consists of a revolving credit facility that provides for loans in a total principal amount of up to $315 million of which $100 million was outstanding at March 31, 2010.

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

Net cash provided by or used in operating activities

Net cash provided by or used in operating activities for the three months ended March 31, 2009 and 2010 was a $29 million and $39 million use of cash, respectively. There were significant changes in the following operating activities (Dollars in Millions):

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2010
Summary of significant changes in operating activities:
Net income	$3	$8
Change in inventories	15	(21)
Change in other current operating liabilities	(6)	11

Subtotal	12	(2)
Other less significant changes in operating activities	(41)	(37)

Net cash (used in) operating activities from cash flow statement	$(29)	$(39)

Inventories – The change in inventories was a $21 million use of cash in the first three months of 2010 and a $15 million source of cash in the first three months of 2009. The change from source to use in cash is primarily due to increased demand and sales in comparison to the same period last year.

Change in other current operating liabilities – The change in other operating liabilities was a $6 million use of cash in the first three months of 2009 as compared to a $11 million source of cash during the first three months of 2010. The change from source to use in cash is primarily due to accounts payable, which was an $11 million use of cash during the first three months of 2009 and a $22 million source of cash during the first three months of 2010. Accounts payable fluctuates from quarter to quarter due to the timing of payments.

Net cash provided by or used in investing activities

Net cash provided by or used in investing activities for the three months ended March 31, 2009 and 2010 was a $9 million use of cash and a $2 million source of cash, respectively. The majority of the change related to $11 million of proceeds from the sale of an affiliate. The Company entered into a Sale and Purchase Agreement with Klarius Group Limited (“KGL”) and Auto Holding Paris S.A.S. (“AHP”) (collectively, the “Purchaser”) on February 2, 2010, pursuant to which KGL purchased the shares of Quinton Hazell Automotive Limited and Quinton Hazell Italia SpA and AHP purchased the shares of Quinton Hazell Deutschland GmbH and Affinia Holding S.A.S. for $12 million, subject to certain closing and post-closing purchase price adjustments. As of March 31, 2010 we have received $11 million in cash.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2009 and 2010 was zero and an $18 million source, respectively. Our Asia subsidiary increased its debt by $8 million during the first three months of 2010. We also borrowed an additional $10 million on the ABL Revolver during the first three months of 2010.

Asset based credit facilities. On August 13, 2009, Affinia and the Guarantors entered into a new four-year $315 million ABL Revolver that includes (i) a revolving credit facility (the “U.S. Facility”) of up to $295 million for borrowings solely to the U.S. domestic borrowers, including (a) a $40 million sub-limit for letters of credit and (b) a $30 million swingline facility, and (ii) a revolving credit facility (the “Canadian Facility”) of up to $20 million for Canadian Dollar denominated revolving loans solely to a Canadian borrower. Availability under the ABL Revolver will be based upon monthly (or more frequent under certain circumstances) borrowing base valuations of the Affinia’s eligible inventory and accounts receivable and will be reduced by certain reserves in effect from time to time. The ABL Revolver and the Secured Notes replaced the former term loan facility, revolving credit facility and accounts receivable facility and does not have the same restrictive performance covenant ratios. The ABL Collateral consists of all accounts receivable, inventory, cash (other than certain cash proceeds of Notes Collateral (as defined in the indenture governing the Secured Notes)) and proceeds of the foregoing and certain assets related thereto, in each case held by the Company, Affinia, and the Guarantors.

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

Pursuant to the Indenture, Affinia issued and sold to the initial purchasers $300 million aggregate principal amount at maturity of the Notes. The outstanding balance for March 31, 2010 was $267 million. The terms of the Indenture provide that, among other things, the Notes will rank equally in right of payment to all of Affinia’s existing and future senior debt and senior in right of payment to all of Affinia’s existing and future subordinated debt. The guarantees will rank equally in right of payment with all of the Guarantors’ (as defined in the indenture) existing and future senior debt and senior in right of payment to all of the Guarantors’ existing and future subordinated debt.

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

The results of operations and financial position of each of our operations are measured in their respective local (functional) currency. Business transactions denominated in currencies other than an operation’s functional currency produce foreign exchange gains and losses, as a result of the re-measurement process. To the extent that our business activities create monetary assets or liabilities denominated in a non-local currency, changes in an entity’s functional currency exchange rate versus each currency in which an entity transacts business have a varying impact on an entity’s results of operations and financial position, as reported in functional currency terms. Therefore, for entities that transact business in multiple currencies, we seek to minimize the net amount of cash flows and balances denominated in non-local currencies. However, in the normal course of conducting international business, some amount of non-local currency exposure will exist. Therefore, management monitors these exposures and may engage in business activities or execute financial hedge transactions intended to mitigate the potential financial impact related to changes in the respective exchange rates.

The Company’s consolidated results of operations and financial position, as reported in U.S. dollars, are also affected by changes in currency exchange rates. The results of operations of our non-U.S. dollar functional entities are translated into U.S. dollars for consolidated reporting purposes each period at the average currency exchange rate experienced during the period. To the extent that the U.S. dollar may appreciate or depreciate over time, the contribution of non-U.S. dollar denominated results of operations to the Company’s U.S. dollar reported consolidated earnings will vary accordingly. Therefore, changes in the various local currency exchange rates, as applied to the revenue and expenses of our non-U.S. dollar operations may have a significant impact on the Company’s sales and, to a lesser extent, consolidated net income trends. In addition, a significant portion of the Company’s consolidated financial position is maintained at foreign locations and is denominated in functional currencies other than the U.S. dollar. The non-U.S. dollar denominated monetary assets and liabilities are translated into U.S. dollars at each respective currency’s exchange rate then in effect at the end of each reporting period. The financial impact of the translation process is reflected within the other comprehensive income component of shareholder’s equity. Accordingly, the amounts shown in our consolidated shareholder’s equity account will fluctuate depending upon the cumulative appreciation or depreciation of the U.S. dollar versus each of the respective functional currencies in which the Company conducts business. Management seeks to mitigate the potential financial impact upon the Company’s consolidated results of operations due to exchange rate changes by engaging in business activities or by executing financial derivative transactions intended to mitigate specific transactional underlying currency exposures. We do not engage in activities solely intended to counteract the impact that changes in currency exchange rates may have upon the Company’s U.S. dollar reported statement of financial condition.

Our foreign currency exchange rate risk management efforts primarily focus upon operationally managing the net amount of non-functional currency denominated monetary assets and liabilities. In addition, we routinely execute short-term currency exchange rate forward contracts with the intent to mitigate the earnings impact related to the re-measurement process. At March 31, 2010, we had currency exchange rate derivatives with an aggregate notional value of $204 million having fair values of zero million in assets and $2 million in liabilities.

Interest rate risk

The Company is exposed to the risk of rising interest rates to the extent that it funds its operations with short-term or variable-rate borrowings. At March 31, 2010, the Company’s aggregate debt outstanding was $619 million. The total amount of interest bearing debt, which excludes $3 million of discount on the Secured Notes, was $622 million as of March 31, 2010. This consisted of $114 million of floating-rate debt and $508 million of fixed-rate debt.

Pursuant to the Company’s written interest rate risk management policy we actively monitor and manage our fixed versus floating rate debt composition within a specified range. At quarter-end, fixed rate debt composed approximately 82% of our total debt. Based on the amount of floating-rate debt outstanding at March 31, 2010, a 1% rise in interest rates would result in insignificant incremental interest expense.

At March 31, 2010, the majority of our floating-rate debt relates to $100 million of borrowings under our ABL Revolver. The interest expense related to the ABL Revolver is LIBOR based and subject to a 1.5% LIBOR rate floor. If the LIBOR rate remains less than 1.00%, a 50 basis point change in the level of interest rates would not affect the cost of our ABL Revolver borrowings nor would it materially impact our consolidated interest expense.

Item 4T.	Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2010. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, the design and operation of the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls are effective to accomplish their objectives.

During the quarter ended March 31, 2010, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

On March 31, 2008, a class action lawsuit was filed by S&E Quick Lube Distributors, Inc. of Utah against several auto parts manufacturers for allegedly conspiring to fix prices for replacement oil, air, fuel and transmission filters. Several auto parts companies are named as defendants, including Champion Laboratories, Inc., Purolator Filters NA LLC, Honeywell International Inc., Cummins Filtration Inc., Donaldson Company, Baldwin Filters Inc., Bosch USA., Mann + Hummel USA Inc., ArvinMeritor Inc., United Components Inc and Wix Filtration Corp LLC (“Wix”), a subsidiary of Affinia. The lawsuit was filed in U.S. District Court for the District of Connecticut and seeks damages and injunctive relief on behalf of a nationwide class of direct purchasers of filters. Since this initial complaint was filed, over 56 “tag-along” suits in multiple jurisdictions have been filed on behalf of both direct and indirect purchasers of automotive filtration products. Two suits have also been filed in the Canadian provinces of Ontario and Quebec. As a result, all U.S. lawsuits have been consolidated in a Multi-District Litigation (“MDL”) Proceeding in Chicago, IL. Wix, along with other named defendants, filed various motions to dismiss Plaintiffs’ complaints, which are under consideration by the court. Affinia believes that Wix did not have significant sales in this particular market at the relevant time periods so we currently expect any potential exposure to be immaterial. Additionally, as of April 2009, the Florida Attorney General’s office had filed a tag along suit also naming Wix as a defendant.

DPH Holdings Corp., a successor to Delphi Corporation and certain of its affiliates (“Delphi”), has served Affinia Group Holdings, Inc. and certain of it subsidiaries with a complaint to avoid over $17 million in allegedly preferential transfers. Pursuant to certain court orders, Delphi filed its complaint under seal in October, 2007, shortly before the expiration of the statute of limitations, and did not unseal the complaint and commence the service process until March 2010. The Company plans to file a motion to dismiss based on due process and other defenses connected to the unusual procedure Delphi used to conceal and delay the lawsuit. The Company has not yet analyzed its preference exposure.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act, as amended.

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act, as amended.

32.1	Certifications of Executive Officers pursuant to 18 U.S.C. Section 1350(b)

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

Date: May 7, 2010