Form 10-Q
period 2010-06-30
Affinia Group Intermediate Holdings Inc.
filed 2010-08-13
CIK 1328655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2010.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 1,000 shares outstanding of the registrant’s common stock as of August 13, 2010 (all of which are privately owned and not traded on a public market).

Index

Affinia Group Intermediate Holdings Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information and, in particular, statements appearing under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation”. When used in this report, the words “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “plans,” “projects” or future or conditional verbs, such as “could,” “may,” “should” or “will,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends and data, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe that there is a reasonable basis for them. However, we cannot assure you that these expectations, beliefs and projections will be achieved. For a discussion of other risks and uncertainties that could materially affect our business financial condition or future results see Part I, “Item 7A Risk Factors” in our Annual Report on form 10-K for the year ended December 31, 2009. With respect to all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and other important factors include, among others, continued volatility in and disruption to the global economy and the resulting impact on the availability and cost of credit; financial viability of key customers and key suppliers; our dependence on our largest customers; increased crude oil and gasoline prices and resulting reductions in global demand for the use of automobiles; the shift in demand from premium to economy products; pricing and pressures from imports; increasing costs for manufactured components; the expansion of return policies or the extension of payment terms; risks associated with our non-U.S. operations; risks related to our receivables factoring arrangements; product liability and warranty and recall claims; reduced inventory levels by our distributors resulting from consolidation and increased efficiency; environmental and automotive safety regulations; the availability of raw materials, manufactured components or equipment from our suppliers; challenges to our intellectual property portfolio; our ability to develop improved products; the introduction of improved products and services that extend replacement cycles otherwise reduce demand for our products; our ability to achieve cost savings from our restructuring plans; work stoppages, labor disputes or similar difficulties that could significantly disrupt our operations; our ability to successfully combine our operations with any businesses we have acquired or may acquire; our ability to comply with internal control standards applicable to public companies; risk of impairment charges to our long-lived assets; risk of impairment to intangibles and goodwill; the risk of business disruptions; risks associated with foreign exchange rate fluctuations; risks associated with our expansion into new markets; risks associated with increased levels of drug-related violence in Juarez, Mexico; the impact on our tax rate resulting from the mix of our profits and losses in various jurisdictions; reductions in the value of our deferred tax assets; difficulties in developing, maintaining or upgrading information technology systems; underfunding of our pension plans; risks associated with doing business in corrupting environments; our substantial leverage and limitations on flexibility in operating our business contained in our debt agreements. Additionally, there may be other factors that could cause our actual results to differ materially from the forward-looking statements.

All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in this report. We undertake no obligation to update or revise forward-looking statements to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Affinia Group Intermediate Holdings Inc.

Unaudited Condensed Consolidated Statements of Operations

(Dollars in millions)	Three Months Ended June 30, 2009	Three Months Ended June 30, 2010	Six Months Ended June 30, 2009	Six Months Ended June 30, 2010
Net sales	$459	$528	$862	$971
Cost of sales	(369)	(419)	(695)	(772)

Gross profit	90	109	167	199
Selling, general and administrative expenses	(64)	(79)	(120)	(146)

Operating profit	26	30	47	53
Gain on extinguishment of debt	8	—	8	—
Other income, net	2	2	2	3
Interest expense	(14)	(16)	(28)	(32)

Income from continuing operations before income tax provision, equity in income and noncontrolling interest	22	16	29	24
Income tax provision	(7)	(6)	(10)	(8)
Equity in income, net of tax	—	—	—	—

Net income from continuing operations	15	10	19	16
Income (loss) from discontinued operations, net of tax	(2)	(1)	(3)	1

Net income	13	9	16	17
Less: net income attributable to noncontrolling interest, net of tax	4	1	3	3

Net income attributable to the Company	$9	$8	$13	$14

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Unaudited Condensed Consolidated Balance Sheets

(Dollars in millions)	December 31, 2009	June 30, 2010
Assets
Current assets:
Cash and cash equivalents	$65	$49
Restricted cash	9	15
Trade accounts receivable, less allowances of $3 million for 2009 and $2 million for 2010	293	381
Inventories, net	430	446
Current deferred assets	50	50
Prepaid taxes	50	47
Other current assets	21	25
Current assets of discontinued operations	55	—

Total current assets	973	1,013
Property, plant, and equipment, net	199	199
Goodwill	43	40
Other intangible assets, net	149	146
Deferred financing costs	24	21
Deferred income taxes	68	74
Investments and other assets	27	29

Total assets	$1,483	$1,522

Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$201	$250
Notes payable	12	23
Other accrued expenses	154	148
Accrued payroll and employee benefits	27	31
Current liabilities of discontinued operations	43	—

Total current liabilities	437	452
Long-term debt	589	626
Deferred employee benefits and other noncurrent liabilities	20	19

Total liabilities	1,046	1,097

Contingencies and commitments
Shareholder’s equity:
Common stock, $.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	434	435
Accumulated deficit	(81)	(66)
Accumulated other comprehensive income	38	7

Total shareholder’s equity of the Company	391	376
Noncontrolling interest	46	49

Total shareholder’s equity	437	425

Total liabilities, mezzanine equity and shareholder’s equity	$1,483	$1,522

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in millions)	Six Months Ended June 30, 2009	Six Months Ended June 30, 2010
Operating activities
Net income	$16	$17
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	18	19
Stock-based compensation	1	1
Provision for deferred income taxes	(3)	(6)
Gain on extinguishment of debt	(8)	—
Change in trade accounts receivable	(68)	(100)
Change in inventories	26	(24)
Change in other current operating assets	(13)	(2)
Change in other current operating liabilities	9	53
Change in other	15	(4)

Net cash used in operating activities	(7)	(46)

Investing activities
Proceeds from the sale of affiliates	—	11
Change in restricted cash	(10)	(6)
Additions to property, plant and equipment	(13)	(18)
Purchase of noncontrolling interest	(25)	—
Other investing activities	—	(1)

Net cash used in investing activities	(48)	(14)

Financing activities
Net increase in other short-term debt	5	10
Net proceeds from ABL Revolver	—	35
Proceeds from other debt	—	2
Payment of long-term debt	(10)	—
Proceeds from accounts receivable facility	25	—

Net cash provided by financing activities	20	47
Effect of exchange rates on cash	1	(3)
Decrease in cash and cash equivalents	(34)	(16)
Cash and cash equivalents at beginning of the period	77	65

Cash and cash equivalents at end of the period	$43	$49

Supplemental cash flows information
Cash paid during the period for:
Interest	$27	$30
Income taxes	$7	$19

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business

Affinia Group Intermediate Holdings Inc. (“Affinia”) is a global leader in the light and commercial vehicle replacement products and services industry. We derive approximately 98% of our sales from this industry and, as a result, are not directly affected by the market cyclicality of the automotive original equipment manufacturers. Our broad range of brake, filtration, chassis and other products are sold in North America, Europe, South America and Asia. Our brands include WIX®, Raybestos®, Nakata®, Brake-Pro®, FiltronTM , AIMCO® and McQuay-Norris®. Additionally, we provide private label products for NAPA, CARQUEST and ACDelco and other customers and co-branded offerings for Federated Auto Parts (“Federated”) and Automotive Distribution Network (“ADN”). The Company is controlled by affiliates of The Cypress Group L.L.C. (collectively, “Cypress”).

Affinia Group Inc., one of the Company’s subsidiaries and a Delaware corporation formed on June 28, 2004, entered into a stock and asset purchase agreement on November 30, 2004, as amended (the “Purchase Agreement”), with Dana Corporation (“Dana”). The Purchase Agreement provided for the acquisition by Affinia Group Inc. of substantially all of Dana’s aftermarket business operations (the “Acquisition”).

The accompanying Consolidated Financial Statements include the accounts of Affinia and its subsidiaries. In these Notes to the Consolidated Financial Statements, the terms “the Company,” “we,” “our” and “us” refer to Affinia Group Intermediate Holdings Inc. and its subsidiaries on a consolidated basis.

Note 2. Basis of Presentation

The interim financial information is prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and such principles are applied on a basis consistent with information reflected in our Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim period.

Note 3. Discontinued Operation

In the fourth quarter of 2009, the Company committed to a plan to sell the Commercial Distribution Europe segment. In accordance with Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment” (“ASC Topic 360”), the Commercial Distribution Europe segment qualified as a discontinued operation. The condensed consolidated statements of operations and the condensed consolidated balance sheets for all periods presented have been adjusted to reflect this segment as a discontinued operation. The condensed consolidated statement of cash flows for the six months ended June 30, 2009 was not adjusted to reflect this segment as a discontinued operation.

The Company entered into a Sale and Purchase Agreement with Klarius Group Limited (“KGL”) and Auto Holding Paris S.A.S. (“AHP”) (collectively, the “Purchaser”) on February 2, 2010 (the “Agreement”), pursuant to which KGL purchased the shares of Quinton Hazell Automotive Limited and Quinton Hazell Italia SpA and AHP purchased the shares of Quinton Hazell Deutschland GmbH and Affinia Holding S.A.S. (collectively, the “Group Companies”) for $12 million, subject to certain closing and post-closing purchase price adjustments. The Agreement also called for the Purchaser to assume debt of $2.6 million. We also retained the cash in the Group Companies. As of June 30, 2010 we have received $11 million in cash. The business of the Group Companies and their subsidiaries consists of manufacturing and distribution facilities in eight countries in Europe.

The table below summarizes the Commercial Distribution Europe segment’s net sales, income (loss) before income tax provision, income tax provision and income (loss) from discontinued operations, net of tax.

(Dollars in millions)	Three Months Ended June 30, 2009	Three Months Ended June 30, 2010	Six Months Ended June 30, 2009	Six Months Ended June 30, 2010*
Net sales	$60	$—	$114	$18
Income (loss) before income tax provision	(2)	—	(2)	1
Income tax provision	—	(1)	(1)	—

Income (loss) from discontinued operations, net of tax	(2)	(1)	(3)	1

*	The six months ended June 30, 2010 includes the Commercial Distribution Europe segment’s one month of operations, which was prior to the sale on February 2, 2010.

At December 31, 2009, intangibles and other long-lived assets were assessed for recoverability, in accordance with ASC Topic 360, due to circumstances which indicated that the carrying value may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. The Company determined that the net carrying value of the Commercial Distribution Europe segment may not be recoverable through the sales process. As a result, an impairment charge of $75 million was recorded within discontinued operations in the fourth quarter of 2009 to reduce the carrying value of the business to expected realizable value. A tax benefit to Affinia of $24 million was recorded resulting from this transaction. The sale was consummated on February 2, 2010 and the estimated loss was decreased $2 million offset by the one month of operating losses of $1 million resulting in net income from discontinued operations, net of tax of $1 million in the first six months of 2010. The post closing adjustments are still being negotiated.

The following table shows an analysis of assets and liabilities held for sale as of December 31, 2009:

( Dollars in millions)	At December 31, 2009
Accounts receivable	$34
Inventory	67
Other current assets	6
Property, plant and equipment	18
Long-term assets	5
Impairment of assets	(75)

Total assets of discontinued operations	$55

Current liabilities	$41
Long-term liabilities	2

Total liabilities of discontinued operations	$43

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

On January 11, 2010, the Venezuelan government devalued the country’s currency and changed to a two-tier exchange structure. The official exchange rate moved from 2.15 VEF per U.S. dollar to 2.60 for essential goods and 4.30 for non-essential goods and services, with Affinia’s products falling into the non-essential category. A Venezuelan currency control board is responsible for foreign exchange procedures, including approval of requests for exchanges of VEF for U.S. dollars at the official (government established) exchange rate. Our business in Venezuela has been unsuccessful in obtaining U.S. dollars at the official exchange rate. An unregulated parallel market existed for exchanging VEF for U.S. dollars through securities transactions; and our Venezuelan subsidiary had been able to enter into such exchange transactions until May 2010, as discussed further below. The Company used the unregulated parallel market rate to translate the financial statements of its Venezuelan subsidiary through May 2010 because we expected to obtain U.S. dollars at the unregulated parallel market rate for future dividend remittances.

Effective January 1, 2010, we changed the rate used to translate our Venezuelan subsidiary’s transactions and balances from the official exchange rate of 2.15 VEF to the U.S. dollar to the unregulated parallel market rate, which ranged between 6.30 and 7.70 VEF to the U.S. dollar during the first five months of 2010. The one-time devaluation had a $2 million negative impact on our pre-tax net income.

During the second quarter of 2010, the unregulated parallel market was suspended and the Central Bank of Venezuela is now regulating the parallel market. The Central Bank of Venezuela has also imposed volume restrictions on the regulated parallel market. We will use the regulated parallel market rate to translate the financial statements of our Venezuelan subsidiary to comply with the regulations of Venezuela and are analyzing the impact of the volume restrictions on our business. The currency exchange limitations to date have not had a material effect on the Company’s 2010 earnings and cash flow. The unregulated parallel market rate was 8.30 VEF to the U.S. dollar when the unregulated parallel market was suspended. The regulated parallel market rate was 5.30 VEF to U.S. dollar at June 30, 2010. The change to the regulated parallel market rate from the unregulated market rate increased sales by less than $1 million and increased pre-tax income by $1 million in the second quarter of 2010. The change from the official exchange rate to the parallel market rate reduced sales by $21 million in the first six months of 2010 in comparison to the first six months of 2009. For the first six months of 2010, our Venezuela subsidiary represented approximately 1 percent of our consolidated net sales and it had a net loss attributable to the Company of $5 million. The Venezuelan subsidiary also had $12 million of total assets and $9 million of total liabilities as of June 30, 2010.

Note 5. New Accounting Pronouncements

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

Note 6. Fair Value Debt

The fair value of debt, net of discount, is as follows:

Fair Value of Debt at December 31, 2009

(Dollars in millions)	Book Value of Debt	Fair Value Factor	Fair Value of Debt
Senior secured notes, due August 2016	$222	107.63%	$239
Senior subordinated notes, due November 2014	267	98.75%	264
ABL revolver, due August 2013	90	100%	90
Haimeng and other debt	22	100%	22

Total fair value of debt at December 31, 2009			$615

Fair Value of Debt at June 30, 2010

(Dollars in millions)	Book Value of Debt	Fair Value Factor	Fair Value of Debt
Senior secured notes, due August 2016	$223	109.00%	$243
Senior subordinated notes, due November 2014	267	100.50%	268
ABL revolver, due August 2013	125	100%	125
Haimeng and other debt	34	100%	34

Total fair value of debt at June 30, 2010			$670

The carrying value of fixed rate short-term debt approximates fair value because of the short term nature of these instruments, and the carrying value of the Company’s current floating rate debt instruments approximates fair value because of the variable interest rates pertaining to those instruments. The fair value of the long-term debt was estimated based on quoted market prices.

Note 7. Inventories, net

Inventories are valued at the lower of cost or market. Cost is determined on the FIFO basis for all domestic inventories or average cost basis for non-U.S. inventories. Inventories are reduced by an allowance for slow-moving and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage. A summary of inventories, net is provided in the table below:

(Dollars in millions)	At December 31, 2009	At June 30, 2010
Raw materials	$103	$106
Work-in-process	26	28
Finished goods	301	312

	$430	$446

Note 8. Comprehensive Income

The elements of comprehensive income are presented in the following table:

(Dollars in millions)	Three Months Ended June 30, 2009	Three Months Ended June 30, 2010	Six Months Ended June 30, 2009	Six Months Ended June 30, 2010
Net income	$13	$9	$16	$17
Interest rate swap, net of tax	—	—	1	—
Change in foreign currency translation adjustments, net of tax	35	(19)	21	(31)

Comprehensive income	48	(10)	38	(14)
Less: Comprehensive income attributable to noncontrolling interest	4	1	3	3

Comprehensive income (loss) attributable to the Company	$44	$(11)	$35	$(17)

Note 9. Goodwill

The goodwill relates to the initial acquisition in 2004, the acquisition of Affinia Hong Kong Limited in 2008 and a minor acquisition in the second quarter of 2008. For the 2004 acquisition, the tax benefit for the excess of tax-deductible goodwill over the reported amount of goodwill is applied to first reduce the goodwill related to the Acquisition, in accordance with ASC Topic 805-740 (ASC Topic 805-740, originally issued as SFAS No. 109, “Accounting for Income Taxes”). The tax benefit for the excess of tax deductible goodwill reduced reported goodwill by approximately $8 million during 2009 to $18 million at the end of 2009 and $4 million during the first six months of 2010. We anticipate goodwill being reduced by another $4 million during 2010. Once the reported amount of goodwill for the 2004 acquisition is reduced to zero, the remaining tax benefit reduces the basis of intangible assets purchased in the 2004 acquisition. Any remaining tax benefit reduces the income tax provision.

In conjunction with the acquisition of Affinia Hong Kong Limited, we determined the fair value of intangibles, property, plant and equipment, other assets and liabilities. Based on our valuations and purchase accounting adjustments, we recorded $30 million as goodwill at the end of 2008 and we decreased goodwill by $7 million in 2009 for additional purchase accounting adjustments.

During the second quarter of 2008, we purchased the remaining 40% interest in Wix Helsa Company. The purchase price exceeded the fair value of the assets and the liabilities acquired by approximately $2 million, which was recorded to goodwill.

The following table summarizes goodwill activity, which is related to the On and Off-Highway segment for the first six months of 2010:

(Dollars in millions)	Six Months Ended June 30, 2010
Balance at December 31, 2009	$43
Tax benefit reductions	(4)
Other	1

Balance at June 30, 2010	$40

Note 10. Commitments and Contingencies

At June 30, 2010, the Company had purchase commitments for property, plant and equipment of approximately $3 million.

A reconciliation of the changes in our return reserves is as follows:

(Dollars in millions)	Six Months Ended June 30, 2009	Six Months Ended June 30, 2010
Beginning balance	$18	$17
Amounts charged to revenue	28	24
Returns processed	(27)	(24)

	$19	$17

Note 11. Income Taxes

The total amount of unrecognized tax benefits as of December 31, 2009 and June 30, 2010 was $2 million, and if recognized, would affect the effective tax rate. The Company recognizes interest related to unrecognized tax benefits in interest expense and recognizes penalties as part of the income tax provision. As of June 30, 2010 the Company’s accrual for interest and penalties was less than $1 million. The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. For jurisdictions in which the Company transacts significant business, tax years ended December 31, 2004 and later remain subject to examination by tax authorities. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months. The effective tax rate was 34% and 33% for the first six months of 2009 and 2010, respectively.

Note 12. Legal Proceedings

On March 31, 2008, a class action lawsuit was filed by S&E Quick Lube Distributors, Inc. of Utah against several auto parts manufacturers for allegedly conspiring to fix prices for replacement oil, air, fuel and transmission filters. Several auto parts companies are named as defendants, including Champion Laboratories, Inc., Purolator Filters NA LLC, Honeywell International Inc., Cummins Filtration Inc., Donaldson Company, Baldwin Filters Inc., Bosch USA., Mann + Hummel USA Inc., ArvinMeritor Inc., United Components Inc and Wix Filtration Corp LLC (“Wix”), one of our subsidiaries. The lawsuit is currently pending as a consolidated Multi-District Litigation (“MDL”) Proceeding in Chicago, IL because of multiple “tag-along” filings in several jurisdictions. Two suits have also been filed in the Canadian provinces of Ontario and Quebec. Wix, along with other named defendants, have filed various motions to dismiss plaintiffs’ complaints, which were denied by the court in December 2009. Several defendants, including Wix, have refiled motions to dismiss based upon plaintiff’s most recent amended complaint. Briefing on these motions is complete and the court is set to rule on the motions in September. Discovery is on-going and most recently, despite the U.S. Department of Justice closing its investigation in this matter, the State of Washington Attorney General has issued Civil Investigative Demands (CID’s) to all defendants. Affinia believes that Wix did not have significant sales in this particular market at the relevant time periods so we do not expect the lawsuit to have a material adverse effect on our financial condition or results of operations.

DPH Holdings Corp., a successor to Delphi Corporation and certain of its affiliates (“Delphi”), served Affinia and certain of our subsidiaries with a complaint to avoid over $17 million in allegedly preferential transfers substantially all of which relate to allegedly preferential transfers involving our non-U.S. subsidiaries. Pursuant to certain court orders, Delphi filed its complaint in U.S. federal bankruptcy court (the “bankruptcy court”) under seal in October 2007, shortly before the expiration of the statute of limitations, and did not unseal the complaint and commence the service process until March 2010. Affinia and several other defendants filed motions to dismiss based on due process and other defenses connected to the unusual procedure Delphi used to conceal and delay the lawsuit. In late July, the bankruptcy court ruled in favor of non-U.S. defendants and dismissed all claims against those entities. We do not expect the remaining claims, which are still subject to strong procedural and substantive defenses, to have a material adverse effect on our financial condition or results of operations.

The Company has various accruals for civil liability, including product liability, and other costs. If there is a range of equally probable outcomes, we accrue at the lower end of the range. The Company had $1 million and $2 million accrued as of December 31, 2009 and June 30, 2010, respectively. There are no recoveries expected from third parties.

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

Comprehensive Restructuring

The comprehensive restructuring plan was announced in December 2005 and should be completed by the end of 2010. We have closed many plants over the last few years and we have one more plant that has been announced for closure that is still in the process of being closed (Litchfield, Illinois). Once the plant closes in 2010 we will have completed the comprehensive restructuring plan.

The Company also continues to expect that the major components of such costs will be employee severance costs, asset impairment charges, and other costs (i.e. moving costs, environmental remediation, site clearance and repair costs) each of which we expect to represent approximately 42%, 19% and 39% respectively, of the total cost of the restructuring.

In connection with the comprehensive restructuring, we recorded $7 million in restructuring costs in the first six months of 2010. The comprehensive and other restructuring costs are disclosed by period in the chart below and were recorded in selling, general and administrative expense, cost of sales and as part of discontinued operations.

Other Restructuring

At the end of 2009 we approved the closure of our distribution operations located in Mississauga, Ontario, Canada. The operations were closed by the end of the first quarter of 2010. The closure of this operation is part of the Company’s continuing effort to improve its distribution system and serve the replacement parts market effectively and efficiently. The closure is expected to result in the Company incurring pre-tax charges of approximately $5 million. The charges are comprised of employee severance costs of $1 million, lease termination costs of $2 million and other trailing liabilities of $2 million. We incurred approximately $2 million in costs in the first six months of 2010 related to the closure of this facility. The distribution center operations in Mississauga were consolidated into other distribution facilities and will not be accounted for as a discontinued operation.

On May 3, 2010, we announced the closure of our brake manufacturing operations located in Maracay, Edo Aragua, Venezuela. The operations closed during the second quarter of 2010. These actions are expected to result in the Company incurring pre-tax charges of approximately $7 million, of which approximately $4 million will be future cash expenditures. The charges are comprised of employee severance costs of $3 million, asset impairments of $3 million, and other trailing liabilities of $1 million. The Company recognized severance costs of $3 million and asset impairments of $1 million in the second quarter of 2010 and expect the remaining costs to be recognized during the last half of 2010. We still continue to distribute brake products in Venezuela which we import from other low cost manufacturing sources, so we have not accounted for this closure as a discontinued operation.

(Dollars in millions)	Discontinued Operations	Selling, General and Administrative Expenses	Cost of Sales	Total
Comprehensive Restructuring
2005	$—	$2	$21	$23
2006	1	38	1	40
2007	12	23	3	38
2008	12	27	1	40
2009	2	10	1	13
First six months of 2010	—	6	1	7

Total Comprehensive Cost	27	106	28	$161

Other Restructuring
2009	—	1	—	1
First six months of 2010	—	6	—	6

Total Other Restructuring Cost	—	7	—	7

Total Restructuring Cost	$27	$113	$28	$168

We forecast that the comprehensive restructuring program will result in approximately $164 million in restructuring costs, which exceeds preliminary expectations of $152 million. We anticipate that we will incur approximately $3 million more in comprehensive restructuring costs during 2010 to complete the closure of the previously announced facilities.

The restructuring charges for the comprehensive restructuring and further restructuring consist of employee termination costs, other exit costs and impairment costs. Severance costs are being accounted for in accordance with ASC Topic 420, “Exit or Disposal Cost Obligations” and ASC Topic 712, “Compensation—Nonretirement Postemployment Benefits.”

The following summarizes the restructuring charges and activity for all the Company’s restructuring programs:

Accrued Restructuring

(Dollars in millions)	Comprehensive	Other	Total
Balance at December 31, 2009	$6	$1	$7
Charges to expense:
Employee termination benefits	—	4	4
Asset write-offs expense	1	—	1
Other expenses	6	2	8

Total restructuring expenses	7	6	13
Cash payments and asset write-offs:
Cash payments	(7)	(6)	(13)
Asset retirements and other	(1)	—	(1)

Balance at June 30, 2010	$5	$1	$6

At June 30, 2010, $6 million of restructuring charges remained in other accrued expenses, relating to wage and healthcare continuation for severed employees and other termination costs. These remaining benefits are expected to be paid during 2010. The following table shows the restructuring expenses by segment:

(Dollars in millions)	Three Months Ended June 30, 2009	Three Months Ended June 30, 2010	Six Months Ended June 30, 2009	Six Months Ended June 30, 2010
On and Off-highway segment	$—	$5	$1	$9
Brake South America segment	—	4	—	4
Corporate, eliminations and other	1	—	1	—

	1	9	2	13
Discontinued operations	—	—	1	—

Total	1	9	3	13

Note 14. Segment and Geographic Information

The products, customer base, distribution channel, manufacturing process and procurement are similar throughout all of the Company’s operations. However, due to different economic characteristics in the Company’s operations and in conformity with ASC Topic 280, “Segment Reporting,” the Company was previously presented as three separate reporting segments: (1) the On and Off-highway segment, which is composed of Filtration, Brake North America and Asia, Chassis and Commercial Distribution South America, (2) the Brake South America segment and (3) the Commercial Distribution Europe segment. All three segments are in the On and Off-highway industry but for segment reporting purposes we refer to the first segment as the On and Off-highway segment. Because of the sale of our Commercial Distribution Europe segment the Commercial Distribution Europe segment was classified as discontinued operations and, as such, is not presented in the net sales and operating profit segment tables below. See “Note 3. Discontinued Operation.” Segment net sales, operating profit, total assets, depreciation and capital expenditures were as follows:

	Net Sales
(Dollars in millions)	Three Months Ended June 30, 2009	Three Months Ended June 30, 2010	Six Months Ended June 30, 2009	Six Months Ended June 30, 2010
On and Off-Highway segment	$459	$529	$861	$973
Brake South America segment	6	4	11	7
Corporate, eliminations and other	(6)	(5)	(10)	(9)

	$459	$528	$862	$971

	Operating Profit
(Dollars in millions)	Three Months Ended June 30, 2009	Three Months Ended June 30, 2010	Six Months Ended June 30, 2009	Six Months Ended June 30, 2010
On and Off-Highway segment	$35	$47	$64	$79
Brake South America segment	(1)	(4)	(1)	(5)
Corporate, eliminations and other	(8)	(13)	(16)	(21)

	$26	$30	$47	$53

			Total Assets
(Dollars in millions)			December 31, 2009	June 30, 2010
On and Off-Highway segment			$1,318	$1,355
Brake South America segment			8	3
Corporate, eliminations and other			102	164
Assets of discontinued operations			55	—

			$1,483	$1,522

	Depreciation and Amortization
(Dollars in millions)	Three Months Ended June 30, 2009	Three Months Ended June 30, 2010	Six Months Ended June 30, 2009	Six Months Ended June 30, 2010
On and Off-Highway segment	$6	$8	$11	$14
Brake South America segment	—	—	—	—
Corporate, eliminations and other	3	2	6	5

Total from continuing operations	9	10	17	19
Discontinued operations	—	—	1	—

	$9	$10	$18	$19

	Capital Expenditures
(Dollars in millions)	Three Months Ended June 30, 2009	Three Months Ended June 30, 2010	Six Months Ended June 30, 2009	Six Months Ended June 30, 2010
On and Off-Highway segment	$7	$12	$10	$17
Brake South America segment	—	—	1	1
Corporate, eliminations and other	—	—	—	—

Total from continuing operations	7	12	11	18
Discontinued operations	1	—	2	—

	$8	$12	$13	$18

Net Sales by geographic region were as follows:

(Dollars in millions)	Three Months Ended June 30, 2009	Three Months Ended June 30, 2010	Six Months Ended June 30, 2009	Six Months Ended June 30, 2010
Brazil	$74	$102	$133	$197
Canada	26	43	52	70
Poland	35	38	59	70
Other countries	59	36	114	65

Total other countries	194	219	358	402
United States	265	309	504	569

	$459	$528	$862	$971

Long-lived assets by geographic region were as follows:

(Dollars in millions)	December 31, 2009	June 30, 2010
China	$71	$71
Canada	11	9
Brazil	10	9
Other Countries	51	53

Total Other Countries	143	142
United States	272	264

	$415	$406

Net sales by geographic region were determined based on origin of sale. Geographic data on long-lived assets are comprised of property, plant and equipment, goodwill, other intangible assets and deferred financing costs.

We offer primarily three types of products: brake products, which include brake drums, rotors, pads and shoes and hydraulic brake system components; filtration products, which include oil, fuel, air and other filters; and chassis products, which include steering, suspension and driveline components. Additionally, we have our Commercial Distribution South America products, which offer brake, chassis, filtration and other products. The Company’s sales by group of similar products are as follows:

(Dollars in millions)	Three Months Ended June 30, 2009	Three Months Ended June 30, 2010	Six Months Ended June 30, 2009	Six Months Ended June 30, 2010
Brake products	$165	$178	$302	$306
Filtration products	183	201	355	386
Chassis products	41	47	77	83
Commercial Distribution South America products	76	107	138	205
Corporate, eliminations and other	(6)	(5)	(10)	(9)

	$459	$528	$862	$971

Note 15. Stock Option Plans

On July 20, 2005, we adopted a stock incentive plan with a maximum of 227,000 shares of common stock subject to awards. As of June 30, 2010, 101,023 shares had been awarded, which included vested shares of 99,023 and 2,000 unvested shares. Additionally, at June 30, 2010, there were 125,977 shares available for future stock option grants. Pursuant to the terms of the stock incentive plan, each option expires August 1, 2015.

We account for our employee stock options under the fair value method of accounting using a Black-Scholes model to measure stock-based compensation expense at the date of grant. Dividend yields were not a factor because there were no cash dividends declared during 2009 and the first six months of 2010. Our weighted-average Black-Scholes fair value assumptions include:

	2009	2010
Weighted-average effective term	5.2 years	5.2 years
Weighted-average risk free interest rate	4.33%	4.26%
Weighted-average expected volatility	40.8%	41.4%
Weighted-average fair value of options (Dollars in millions)	$7	$7

The fair value of the stock option grants is amortized to expense over the vesting period. The Company reduces the overall compensation expense by a turnover rate consistent with historical trends. Stock-based compensation expense, which was recorded in selling, general and administrative expenses, and related income tax benefits were less than $1 million for each of the six month periods ending June 30, 2009 and 2010. A summary of our stock-based compensation activity for the year ended December 31, 2009 and the six months ended June 30, 2010 is presented below:

Outstanding at December 31, 2009	175,638
Granted	2,000
Exercised	(1,000)
Forfeited/expired	(75,615)

Balance at June 30, 2010	101,023

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

Currency Rate Derivatives

The Company transacts business in multiple currencies in various international markets. Therefore, our reported results from operations and financial position are vulnerable to several forms of risk related to currency exchange rate volatility. The Company’s use of currency rate derivatives (currency forward contracts) is limited to transactions intended to mitigate reported currency gains and losses arising from the periodic re-measurement of monetary assets and liabilities denominated in a non-local currency. Our policy does not require hedging each individual exposure that may give rise to currency gain or loss. However, our practice has been to execute hedge transactions in notional amounts that are reasonably expected to result in gains and losses that approximately offset expected gains and losses arising from specific underlying net currency exposures. Our policy strictly prohibits the use of currency rate derivatives for speculative purposes.

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

The notional amount and fair value of our outstanding currency forward contracts were as follows:

(Dollars in millions)	Notional Amount	Asset Derivative	Liability Derivative
As of June 30, 2010	$114	$1	$—
As of December 31, 2009	$133	$—	$—

Note 17. Subsequent Event - Accounts Receivable Factoring

We have entered into agreements with third party financial institutions to factor on a non-recourse basis certain receivables. The terms of the factoring arrangements provide for the factoring of certain United States Dollar-denominated or Canadian Dollar-denominated receivables, which are purchased at the face amount of the receivable discounted at the annual rate of LIBOR plus a bank-determined spread on the purchase date. The amount factored is not contractually defined by the factoring arrangements and our use will vary each month based on the amount of underlying receivables and the cash flow needs of the Company. In July, we began factoring $3 million in receivables through these arrangements. Accounts receivables factored by the Company will be accounted for as a sale and removed from the balance sheet at the time of factoring and the cost of the factoring will be accounted for in other income.

Note 18. Financial Information for Guarantors and Non-Guarantors

Affinia Group Intermediate Holdings Inc. (presented as Parent in the following schedules), through its 100%-owned subsidiary, Affinia Group Inc. (presented as Issuer in the following schedules), issued the Secured Notes on August 13, 2009 in the principal amount of $225 million and Subordinated Notes on November 30, 2004 in the principal amount of $300 million. As of June 30, 2010 there were $225 million and $267 million of Secured Notes and Subordinated Notes outstanding, respectively. The notes were offered only to qualified institutional investors and certain persons in offshore transactions.

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

The following unaudited information presents Condensed Consolidating Statements of Operations for the three and six months ended June 30, 2009 and 2010, Condensed Consolidating Balance Sheets as of December 31, 2009 and June 30, 2010 and Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2009 and 2010 of (1) the Parent, (2) the Issuer, (3) the Guarantors, (4) the Non-Guarantors, and (5) eliminations to arrive at the information for the Company on a consolidated basis. Other separate financial statements and other disclosures concerning the Parent and the Guarantors are not presented because management does not believe that such information is material to investors.

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2009

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$309	$231	$(81)	$459
Cost of sales	—	—	(262)	(188)	81	(369)

Gross profit	—	—	47	43	—	90
Selling, general and administrative expenses	—	(7)	(35)	(22)	—	(64)

Operating (loss) profit	—	(7)	12	21	—	26
Gain on extinguishment of debt	—	8	—	—	—	8
Other income (loss), net	—	4	(5)	3	—	2
Interest expense	—	(13)	—	(1)	—	(14)

Income (loss) from continuing operations before income tax provision, equity in income and noncontrolling interest	—	(8)	7	23	—	22
Income tax provision	—	(3)	—	(4)	—	(7)
Equity in income, net of tax	9	23	17	—	(49)	—

Net income from continuing operations	9	12	24	19	(49)	15
(Loss) from discontinued operations, net of tax	—	—	—	(2)	—	(2)

Net income	9	12	24	17	(49)	13
Less: Net income attributable to noncontrolling interest, net of tax	—	3	1	—	—	4

Net income attributable to the Company	$9	$9	$23	$17	$(49)	$9

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2009

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$594	$429	$(161)	$862
Cost of sales	—	—	(506)	(350)	161	(695)

Gross profit	—	—	88	79	—	167
Selling, general and administrative expenses	—	(12)	(68)	(40)	—	(120)

Operating (loss) profit	—	(12)	20	39	—	47
Gain on extinguishment of debt	—	8	—	—	—	8
Other income (loss), net	—	8	(8)	2	—	2
Interest expense	—	(27)	—	(1)	—	(28)

Income (loss) from continuing operations before income tax provision, equity in income and noncontrolling interest	—	(23)	12	40	—	29
Income tax provision	—	(1)	—	(9)	—	(10)
Equity in income, net of tax	13	39	28	—	(80)	—

Net income from continuing operations	13	15	40	31	(80)	19
(Loss) from discontinued operations, net of tax	—	—	—	(3)	—	(3)

Net income	13	15	40	28	(80)	16
Less: Net income attributable to noncontrolling interest, net of tax	—	2	1	—	—	3

Net income attributable to the Company	$13	$13	$39	$28	$(80)	$13

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2010

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$340	$281	$(93)	$528
Cost of sales	—	—	(286)	(226)	93	(419)

Gross profit	—	—	54	55	—	109
Selling, general and administrative expenses	—	(10)	(36)	(33)	—	(79)

Operating (loss) profit	—	(10)	18	22	—	30
Gain on extinguishment of debt	—	—	—	—	—	—
Other income (loss), net	—	4	(3)	1	—	2
Interest expense	—	(16)	—	—	—	(16)

Income (loss) from continuing operations before income tax provision, equity in income and noncontrolling interest	—	(22)	15	23	—	16
Income tax provision	—	1	—	(7)	—	(6)
Equity in income, net of tax	8	30	15	—	(53)	—

Net income from continuing operations	8	9	30	16	(53)	10
(Loss) from discontinued operations, net of tax	—	—	—	(1)	—	(1)

Net income	8	9	30	15	(53)	9
Less: Net income attributable to noncontrolling interest, net of tax	—	1	—	—	—	1

Net income attributable to the Company	$8	$8	$30	$15	$(53)	$8

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2010

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$620	$518	$(167)	$971
Cost of sales	—	—	(519)	(420)	167	(772)

Gross profit	—	—	101	98	—	199
Selling, general and administrative expenses	—	(17)	(71)	(58)	—	(146)

Operating (loss) profit	—	(17)	30	40	—	53
Gain on extinguishment of debt	—	—	—	—	—	—
Other income (loss), net	—	9	(6)	—	—	3
Interest expense	—	(32)	—	—	—	(32)

Income (loss) from continuing operations before income tax provision, equity in income and noncontrolling interest	—	(40)	24	40	—	24
Income tax provision	—	4	—	(12)	—	(8)
Equity in income, net of tax	14	51	29	—	(94)	—

Net income from continuing operations	14	15	53	28	(94)	16
Income from discontinued operations, net of tax	—	—	—	1	—	1

Net income	14	15	53	29	(94)	17
Less: Net income attributable to noncontrolling interest, net of tax	—	1	2	—	—	3

Net income attributable to the Company	$14	$14	$51	$29	$(94)	$14

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor

Condensed Consolidating Balance Sheet

December 31, 2009

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$9	$—	$56	$—	$65
Restricted cash	—	—	—	9	—	9
Trade accounts receivable	—	1	168	124	—	293
Inventories, net	—	—	256	174	—	430
Other current assets	—	51	4	66	—	121
Current assets of discontinued operations	—	—	—	55	—	55

Total current assets	—	61	428	484	—	973
Investments and other assets	—	228	20	63	—	311
Intercompany investments	391	1,147	278	—	(1,816)	—
Intercompany receivables and payables	—	(366)	497	(131)	—	—
Property, plant and equipment, net	—	5	91	103	—	199

Total assets	$391	$1,075	$1,314	$519	$(1,816)	$1,483

Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$—	$15	$109	$77	$—	$201
Notes payable	—	—	—	12	—	12
Accrued payroll and employee benefits	—	11	5	11	—	27
Other accrued expenses	—	22	53	79	—	154
Current liabilities of discontinued operations	—	—	—	43	—	43

Total current liabilities	—	48	167	222	—	437
Deferred employee benefits and noncurrent liabilities	—	11	—	9	—	20
Long-term debt	—	579	—	10	—	589

Total liabilities	—	638	167	241	—	1,046
Total shareholder’s equity	391	437	1,147	278	(1,816)	437

Total liabilities and shareholder’s equity	$391	$1,075	$1,314	$519	$(1,816)	$1,483

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor

Condensed Consolidating Balance Sheet

June 30, 2010

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$9	$1	$39	$—	$49
Restricted cash	—	—	—	15	—	15
Trade accounts receivable	—	—	238	143	—	381
Inventories, net	—	—	276	170	—	446
Other current assets	—	53	1	68	—	122
Current assets of discontinued operations	—	—	—	—	—	—

Total current assets	—	62	516	435	—	1,013
Investments and other assets	—	227	19	64	—	310
Intercompany investments	376	1,083	261	—	(1,720)	—
Intercompany receivables and payables	—	(284)	422	(138)	—	—
Property, plant and equipment, net	—	8	87	104	—	199

Total assets	$376	$1,096	$1,305	$465	$(1,720)	$1,522

Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$—	$20	$150	$80	$—	$250
Notes payable	—	—	—	23	—	23
Accrued payroll and employee benefits	—	7	11	13	—	31
Other accrued expenses	—	17	60	71	—	148
Current liabilities of discontinued operations	—	—	—	—	—	—

Total current liabilities	—	44	221	187	—	452
Deferred employee benefits and noncurrent liabilities	—	12	1	6	—	19
Long-term debt	—	615	—	11	—	626

Total liabilities	—	671	222	204	—	1,097
Total shareholder’s equity	376	425	1,083	261	(1,720)	425

Total liabilities and shareholder’s equity	$376	$1,096	$1,305	$465	$(1,720)	$1,522

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2009

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated Total
Operating activities
Net cash provided by (used in) operating activities	$—	$(25)	$6	$12	$—	$(7)
Investing activities
Change in restricted cash	—	—	—	(10)	—	(10)
Purchase of noncontrolling interest	—	(25)	—	—	—	(25)
Additions to property, plant and equipment	—	(1)	(6)	(6)	—	(13)

Net cash (used in) investing activities	—	(26)	(6)	(16)	—	(48)
Financing activities
Net increase in other short-term debt	—	—	—	5	—	5
Payment of long-term debt	—	(10)	—	—	—	(10)
Proceeds from accounts receivable facility	—	25	—	—	—	25

Net cash provided by financing activities	—	15	—	5	—	20
Effect of exchange rates on cash	—	—	—	1	—	1
Increase (decrease) in cash and cash equivalents	—	(36)	—	2	—	(34)
Cash and cash equivalents at beginning of the period	—	59	—	18	—	77

Cash and cash equivalents at end of the period	$—	$23	$—	$20	$—	$43

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2010

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated Total
Operating activities
Net cash provided by (used in) operating activities	$—	$(40)	$6	$(12)	$—	$(46)
Investing activities
Proceeds from the sale of affiliates	—	11	—	—	—	11
Change in restricted cash	—	—	—	(6)	—	(6)
Additions to property, plant and equipment	—	(6)	(4)	(8)	—	(18)
Other investing activities	—	—	(1)	—	—	(1)

Net cash provided by (used in) investing activities	—	5	(5)	(14)	—	(14)
Financing activities
Net increase in other short-term debt	—	—	—	10	—	10
Proceeds from other debt	—	—	—	2	—	2
Net proceeds from ABL Revolver	—	35	—	—	—	35

Net cash provided by financing activities	—	35	—	12	—	47
Effect of exchange rates on cash	—	—	—	(3)	—	(3)
Increase (decrease) in cash and cash equivalents	—	—	1	(17)	—	(16)
Cash and cash equivalents at beginning of the period	—	9	—	56	—	65

Cash and cash equivalents at end of the period	$—	$9	$1	$39	$—	$49

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We are a global leader in the light and commercial vehicle replacement products and services industry, which also is referred to as the aftermarket. Our extensive aftermarket product offering consists principally of filtration, brake and chassis products. Our filtration products fit heavy and medium duty trucks, light vehicles, equipment in the off-highway market (i.e., construction, mining, forestry and agricultural) and equipment for industrial and marine applications. Our brake and chassis products fit light vehicles and heavy and medium duty trucks. In addition, we provide aftermarket products and distribution services in South America. We believe that the growth of the global aftermarket, from which we derived approximately 98% of our net sales in 2009, is predominantly driven by the size, age and use of the population of vehicles and equipment in operation. We design, manufacture, distribute and market a broad range of aftermarket products in North America, South America, Europe and Asia and generate sales in over 70 countries. The following charts illustrate our net sales by product grouping, together with major brands and the concentration of on and off-highway replacement product sales and OEM sales for the year ended December 31, 2009.

We market our products under a variety of well-known brands, including WIX®, Raybestos®, Nakata®, Brake-Pro®, Filtron™, AIMCO® and McQuay-Norris®. Additionally, we provide private label products to large aftermarket distributors, including NAPA®, CARQUEST® and ACDelco®, as well as co-branded products for Federated and ADN. We believe that we have achieved our leading market positions due to the quality and reputation of our brands and products among professional installers, who are the primary decision makers for the purchase of the products we supply to the aftermarket.

We provide our primary customers with an extensive range of services which help build customer loyalty and generate repeat business while differentiating us from our competitors. These services include detailed product catalogs, e-catalogs, technical services, electronic data interchange, direct shipments of products and point-of-sale marketing materials. The depth of our value added services has led to numerous customer awards.

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

Effective January 1, 2010, we changed the rate used to translate our Venezuelan subsidiary’s transactions and balances from the official exchange rate of 2.15 VEF to the U.S. dollar to the unregulated parallel market rate, which ranged between 6.30 and 7.70 VEF to the U.S. dollar during the first five months of 2010. The one-time devaluation had a $2 million negative impact on our pre-tax net income.

During the second quarter of 2010, the unregulated parallel market was suspended and the Central Bank of Venezuela is now regulating the parallel market. The Central Bank of Venezuela has also imposed volume restrictions on the regulated parallel market. We will use the regulated parallel market rate to translate the financial statements of our Venezuelan subsidiary to comply with the regulations of Venezuela and are analyzing the impact of the volume restrictions on our business. The currency exchange limitations to date have not had a material effect on the Company’s 2010 earnings and cash flow. The unregulated parallel market rate was 8.30 VEF to the U.S. dollar when the unregulated parallel market was suspended. The regulated parallel market rate was 5.30 VEF to U.S. dollar at June 30, 2010. The change to the regulated parallel market rate from the unregulated market rate increased sales by less than $1 million and increased pre-tax income by $1 million in the second quarter of 2010. The change to the parallel market rate reduced sales by $21 million in the first six months of 2010 in comparison to the first six months of 2009. For the first six months of 2010, our Venezuela subsidiary represented approximately 1 percent of our consolidated net sales and it had a net loss attributable to the Company of $5 million. The Venezuelan subsidiary also had $12 million of total assets and $9 million of total liabilities as of June 30, 2010.

Strategic Focus

In the last five years, the diversification of our manufacturing locations has transformed us from a domestic to a global manufacturer with a significant portion of our manufacturing base in lower labor cost countries. We are also focusing on growing our business in emerging markets as we continue to diversify our global manufacturing and distribution capabilities. We intend to continue expanding our global capabilities as we pursue our objective of becoming a world class on and off-highway replacement products and services company. Currently, we have manufacturing and distribution operations in North America, South America, Asia and Europe. Our net sales by continent are shown in the table below.

We have recently completed or are in the process of completing the following transformation projects:

•

We have formed a filtration company in China, in which we have an 85% ownership interest, with the intention to manufacture and distribute products principally in Asia. In the second quarter of 2010 construction of the filtration facility was commenced.

•

Our Brazilian distribution company opened one new branch in 2009 and we plan on opening two new branches and a new warehouse in 2010. The new branches have contributed to the growth in the Brazilian distribution company.

•

Effective October 31, 2008, we purchased an 85% controlling interest in Haimeng, one of the world’s largest drum and rotor manufacturing companies. Haimeng has over 1 million square feet of modern manufacturing and machining capacity.

•	During the fourth quarter of 2008, we started production of brake products at a new facility in northern Mexico. We have recently ramped up this new facility to its full capabilities.

•

We completed our 50% owned manufacturing site in India. The initial testing and manufacturing of brake friction products began during the fourth quarter of 2008, and initial shipments began in the first quarter of 2009. We have ramped up to full capacity at this facility as of the end of the first quarter 2010.

•	We opened a new filter manufacturing plant in Ukraine on April 1, 2007 to help meet increased demand for filtration products in Eastern Europe. The plant became fully operational in 2009.

•

Our first filter manufacturing operation in Mexico opened in the third quarter of 2007. During 2008, the manufacturing operation was brought up to its full capabilities. This operation serves markets in both North America and Central America. We are expanding our distribution capabilities at this operation to increase our sales in the Mexican market.

The chart below illustrates our global change in square footage from December 31, 2004 to June 30, 2010, excluding our Commercial Distribution Europe business unit, which we sold on February 2, 2010.

In the last five years, the diversification of our manufacturing locations has transformed us from a domestic to a global manufacturer with a significant portion of our manufacturing base in lower labor cost countries. We are also focusing on growing our business in emerging markets as we continue to diversify our global manufacturing and distribution capabilities. We intend to continue expanding our global capabilities as we pursue our objective of becoming a world class on and off-highway replacement products and services company.

Restructuring Activity

Comprehensive Restructuring

In 2005, we announced two restructuring plans: (i) a restructuring plan that we announced at the beginning of 2005 as part of the Acquisition, also referred to herein as the “acquisition restructuring” and (ii) a restructuring plan that we announced at the end of 2005, also referred to herein as the “comprehensive restructuring” (collectively, the “restructuring plans”). We have completed the acquisition restructuring and we are in the process of completing the comprehensive restructuring. We have closed 46 facilities during the last four years and have shifted some of our manufacturing base to lower labor cost countries such as China, India, Ukraine and Mexico.

In connection with the comprehensive restructuring, we modified our hydraulic product offering from a premium line and a value line to one distinct product offering that most resembles the value line in cost but the premium line in product attributes. In addition, for our drum and rotor product offering, we have retained the premium line but have expanded the coverage in our value line product offering. Lastly, for our friction product offerings we have reduced the product offerings from multiple lines to three product offerings. Even with the reduction in offerings we still retain what we believe is one of our key advantages over our competitors, which is a diverse product offering.

In connection with the comprehensive restructuring, we have recorded $161 million in restructuring costs to date and we expect to record an additional $3 million in comprehensive restructuring costs for the remainder of the comprehensive restructuring plan. As part of the restructuring plans, on February 2, 2010, we sold our Commercial Distribution Europe business unit for approximately $12 million, subject to certain post-closing purchase price adjustments.

Other Restructuring

At the end of 2009, we approved the closure of our distribution operations located in Mississauga, Ontario, Canada. The operations closed at the end of the first quarter of 2010. The Mississauga distribution facilities will be replaced by our other distribution facilities and as a result, will not be deemed to be a discontinued operation. The closure of this operation was part of the Company’s continuing effort to improve its distribution system and serve the replacement parts market effectively and efficiently. This closure is expected to result in the Company incurring pre-tax charges of approximately $5 million. The charges are comprised of employee severance costs of approximately $1 million, lease termination costs of approximately $2 million and other trailing liabilities of approximately $2 million. We incurred approximately $1 million in severance costs in the fourth quarter of 2009 and $2 million in other trailing liabilities in 2010 related to the closure of this facility.

On May 3, 2010, we announced the closure of our brake manufacturing operations located in Maracay, Edo Aragua, Venezuela. The operations closed during the second quarter of 2010. These actions are expected to result in the Company incurring pre-tax charges of approximately $7 million, of which approximately $4 million will be future cash expenditures. The charges are comprised of employee severance costs of $3 million, asset impairments of $3 million, and other trailing liabilities of $1 million. The Company recognized severance costs of $3 million and asset impairments of $1 million in the second quarter of 2010 and we expect the remaining costs to be recognized during the last half of 2010. We will still continue to distribute brake products in Venezuela, which we import from other low cost manufacturing sources, so we have not accounted for this closure as a discontinued operation.

The restructuring costs are recorded in selling, general and administrative expenses, cost of sales and as part of discontinued operations as illustrated in the chart below:

(Dollars in millions)	Discontinued Operations	Selling, General and Administrative Expenses	Cost of Sales	Total
Comprehensive Restructuring
2005	$—	$2	$21	$23
2006	1	38	1	40
2007	12	23	3	38
2008	12	27	1	40
2009	2	10	1	13
First six months of 2010	—	6	1	7

Total Comprehensive Restructuring Cost	$27	$106	$28	$161
Other Restructuring
2009	—	1	—	1
First six months of 2010	—	6	—	6

Total Other Restructuring Cost	—	7	—	7
Total Restructuring Cost	$27	$113	$28	$168

The restructuring plans have had a favorable impact on our gross margin over the last five years as shown in the chart below. The chart shows the consolidated gross margin without the Commercial Distribution Europe segment and shows the gross margin of the Commercial Distribution Europe segment.

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

Basis of Presentation

The On and Off-Highway segment is comprised of the following operations: Filtration, Brake North America and Asia, Commercial Distribution South America, and Chassis. The Company also has two other reportable segments, which are Commercial Distribution Europe, which is classified as a discontinued operation, and Brake South America. In the Results of Operations tables below, we have identified in tabular format the revenue by product. Previously reported consolidated statements of operations for all periods presented have been adjusted to reflect the Commercial Distribution Europe segment as a discontinued operation.

Results of Operations

In accordance with ASC Topic 360, “Property, Plant, and Equipment,” the Commercial Distribution Europe segment qualified as a discontinued operation. Previously reported consolidated statements of operations for all periods presented have been adjusted to reflect this segment as a discontinued operation.

Three months ended June 30, 2009 compared to the three months ended June 30, 2010

Net sales. Consolidated net sales increased by $69 million in the second quarter of 2010 in comparison to the second quarter of 2009 due mainly to improved market conditions and favorable foreign currency translation effects of $11 million. The following table summarizes the consolidated net sales results for the three months ended June 30, 2009 and the consolidated net sales results for the three months ended June 30, 2010:

(Dollars in millions)	Consolidated Three Months Ended June 30, 2009	Consolidated Three Months Ended June 30, 2010	Dollar Change	Percent Change	Currency Effect (1)
Net sales
Filtration products	$183	$201	$18	10%	$(5)
Brake North America and Asia products	159	174	15	9%	4
Commercial Distribution South America products	76	107	31	41%	14
Chassis products	41	47	6	15%	1

On and Off-highway segment	459	529	70	15%	14
Brake South America segment	6	4	(2)	33%	(3)
Corporate, eliminations and other	(6)	(5)	1	17%	—

Total net sales	$459	$528	$69	15%	$11

(1)	The currency effect was calculated by comparing the local currency net sales for all international locations for both periods at the current year exchange rate to determine the impact of the currency on the second quarter of 2010. These currency effects provide more clear understanding of the operating results of our foreign entities because they exclude the varying effects that changes in foreign currency exchange rates may have on those results.

On and Off-highway segment sales increased due to the following:

(1)	Filtration products sales increased $18 million in the second quarter of 2010 in comparison to the second quarter of 2009 due in part to increased sales in our Polish operation and due to improving markets. Our Polish operation’s filtration product sales increased partly due to $6 million related to gaining market share in Western and Eastern Europe and $1 million strengthening of the Polish Zloty. Increased sales of $13 million were generated in the improving US and Canadian markets. Filtration sales in Venezuela decreased $5 million driven by $8 million of unfavorable currency translation effects and offset by $3 million in additional volumes.

(2)	Brake North America and Asia products sales increased $15 million in the second quarter of 2010 in comparison to the second quarter of 2009, primarily due to improved market conditions, which resulted in $8 million of increased revenue. Additionally, sales increased $4 million due to favorable currency translation effects and $3 million from new business with new customers and existing customers.

(3)	Commercial Distribution South America products sales increased $31 million in the second quarter of 2010 in comparison to the second quarter of 2009 partially due to favorable foreign currency translation effects of $14 million. The Brazilian Real weakened significantly in the first half of 2009 and then strengthened in the last half of the year and has remained strong in the first half of 2010. Excluding currency effects, our sales grew by 22% in the second quarter of 2010 in comparison to the second quarter of 2009. This growth was due to improved market conditions, the opening of new distribution locations and the introduction of motorcycle applications, heavy duty applications and related accessories.

(4)	Chassis products sales increased $6 million in the second quarter of 2010 in comparison to the second quarter of 2009 due to an improvement in general market conditions, new business and favorable currency translation effects. Sales increased $2 million from new business with new customers and existing customers.

Brake South America segment sales for the second quarter of 2010 decreased $2 million in comparison to the second quarter of 2009. The devaluation of the Venezuelan currency resulted in a decrease in sales of $3 million for the second quarter.

The following table summarizes the consolidated results for the three months ended June 30, 2009 and the consolidated results for the three months ended June 30, 2010:

(Dollars in millions)	Consolidated Three Months Ended June 30, 2009	Consolidated Three Months Ended June 30, 2010	Dollar Change	Percent Change
Net Sales	$459	$528	$69	15%
Cost of sales(1)	(369)	(419)	(50)	14%

Gross profit	90	109	19	21%
Gross margin	20%	21%
Selling, general and administrative expenses(2)	(64)	(79)	(15)	23%
Selling, general and administrative expenses as a percent of sales	14%	15%

Operating profit (loss)
On and Off-highway segment	35	47	12	34%
Brake South America segment	(1)	(4)	(3)	NM
Corporate, eliminations and other	(8)	(13)	(5)	63%

Operating profit	26	30	4	15%
Operating margin	6%	6%
Gain on extinguishment of debt	8	—	(8)	-100%
Other income, net	2	2	—	NM
Interest expense	(14)	(16)	(2)	14%

Income from continuing operations, before income tax provision, equity in income and noncontrolling interest	22	16	(6)	-27%
Income tax provision	(7)	(6)	1	14%

Net income from continuing operations	15	10	(5)	-33%
(Loss) from discontinued operations, net of tax	(2)	(1)	1	50%

Net income	13	9	(4)	-31%
Less: net income attributable to noncontrolling interest, net of tax	4	1	(3)	-75%

Net income attributable to the Company	$9	$8	$(1)	-11%

(1)	We recorded no restructuring costs in cost of sales in the second quarter of 2009 and 2010.
(2)	We recorded $1 million and $9 million of restructuring costs in selling, general and administrative expenses for the second quarter of 2009 and 2010, respectively.
NM	(Not Meaningful)

Cost of sales/Gross margin. Gross margin increased in the second quarter of 2010 to 21% from 20% in the second quarter of 2009. The gross margin percentage increased due to an increase in sales volume, $3 million of favorable currency translation effects and due to the effects of our comprehensive restructuring program. The comprehensive restructuring program began at the end of 2005 and will be completed by the end of 2010.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the second quarter of 2010 increased $15 million from the second quarter of 2009 due to the following: (i) Restructuring expenses increased $8 million in the second quarter of 2010 in comparison to 2009, which was mainly related to our Brake North America operations and the closure of our Venezuelan brake manufacturing facility and (ii) payroll, advertising and professional fees increased $5 million due to improved market and economic conditions of the Company.

Operating profit. Operating profit increased by $4 million in the second quarter of 2010 in comparison to the second quarter of 2009. The increase in operating profit was due to an increase in gross margin partially offset by an increase in selling, general and administrative expenses. Operating profit in our On and Off-Highway segment increased by $12 million in the second quarter of 2010 in comparison to the second quarter of 2009 due primarily to the increased gross margin. Offsetting this increase was a decrease of approximately $3 million in our Brake South America segment, which was mainly due to the $4 million of restructuring costs recorded in our Venezuela Brake facility. Costs increased $5 million in Corporate, eliminations and other in the second quarter of 2010 due to an increase in professional fees, payroll related costs and insurance costs.

Gain on extinguishment of debt. In June of 2009 Affinia Group Holdings Inc. purchased in the open market approximately $33 million principal amount of Affinia Group Inc.’s 9% senior subordinated notes due 2014 and thereafter contributed such notes to Affinia Group Intermediate Holdings Inc., who contributed such notes to Affinia Group Inc. Affinia Group Inc. promptly surrendered such purchased notes for cancellation which resulted in a pre-tax gain on the extinguishment of debt of $8 million in the second quarter of 2009.

Interest expense. Interest expense increased by $2 million in the second quarter of 2010 in comparison to the second quarter of 2009. On August 13, 2009, we refinanced our former term loan facility, revolving credit facility and accounts receivable facility. The refinancing consisted of the ABL Revolver and the Secured Notes, the proceeds of which were used to repay outstanding borrowings under our former term loan facility, revolving credit facility and accounts receivable facility. The new debt structure has higher interest rates than the previous debt structure and as a result the interest expense was higher in the second quarter of 2010 in comparison to the second quarter of 2009.

Income tax provision. The income tax provision was $6 million and $7 million for the second quarter of 2010 and 2009, respectively. The effective tax rate for the second quarter of 2010 was negatively impacted by a nonrecurring item. Otherwise, the effective tax rates were similar in the second quarter of 2010 and 2009, respectively.

Net income attributable to noncontrolling interest, net of tax. The noncontrolling interest mainly relates to Affinia Acquisition LLC, which indirectly owns 85% of Haimeng, a drum and rotor manufacturer in China. We started consolidating Affinia Acquisition LLC, a VIE, during the fourth quarter of 2008. Affinia Group Inc. increased its ownership in Affinia Acquisition LLC from 5% to 40% effective on June 1, 2009. Therefore, our noncontrolling interest related to Affinia Acquisition LLC, net of tax, eliminates 60% for the second quarter of 2010, and 95% for first two months of the second quarter of 2009 and 60% for the last month of the second quarter of 2009. The increase in ownership was a major factor in the decrease in net income attributable to noncontrolling interest of $1 million in the second quarter of 2010 and net income attributable to noncontrolling interest of $4 million in the second quarter of 2009.

(Loss) from discontinued operations, net of tax. The discontinued operations net loss was $2 million and $1 million in the second quarter of 2009 and 2010, respectively. The sale of our Commercial Distribution Europe segment was consummated on February 2, 2010. In the second quarter of 2010 we recorded the final legal and professional fees related to this sale.

Net income. Net income was $1 million lower in the second quarter of 2010 mainly due to the gain on the extinguishment of debt of $8 million in the second quarter of 2009 offset by the higher gross margin in the second quarter of 2010.

Results of Operations

Six months ended June 30, 2009 compared to the six months ended June 30, 2010

Net sales. Consolidated net sales increased $109 million in the first six months of 2010 in comparison to the first six months of 2009 due in part to favorable currency translation effects of $34 million. The following table summarizes the consolidated net sales results for the six months ended June 30, 2009 and the consolidated net sales results for the six months ended June 30, 2010:

(Dollars in millions)	Consolidated Six Months Ended June 30, 2009	Consolidated Six Months Ended June 30, 2010	Dollar Change	Percent Change	Currency Effect (1)
Net sales
Filtration products	$355	$386	$31	9%	$(5)
Brake North America and Asia products	291	299	8	3%	7
Commercial Distribution South America products	138	205	67	49%	35
Chassis products	77	83	6	8%	2

On and Off-highway segment	861	973	112	13%	39
Brake South America segment	11	7	(4)	36%	(5)
Corporate, eliminations and other	(10)	(9)	1	10%	—

Total net sales	$862	$971	$109	13%	$34

(1)

The currency effect was calculated by comparing the local currency net sales for all international locations for both periods at the current year exchange rate to determine the impact of the currency on the first six months of 2010. These currency effects provide more clear understanding of the operating results of our foreign entities because they exclude the varying effects that changes in foreign currency exchange rates may have on those results.

On and Off-highway segment product sales increased due to the following:

(1)	Filtration products sales increased $31 million in the first six months of 2010 in comparison to the first six months of 2009 due in part to increased sales in our Polish operation and due to improving markets. Our Polish operation’s filtration product sales increased $11 million related to gaining market share in Western and Eastern Europe and a $7 million strengthening of the Polish Zloty. Increased sales of $20 million were generated in the improving US and Canadian markets. Filtration sales in Venezuela decreased $10 million driven by $15 million of unfavorable currency translation effects offset by $5 million in additional volumes.

(2)	Brake North America and Asia products sales increased $8 million in the first six months of 2010 in comparison to the first six months of 2009 mainly due to $7 million in favorable currency translation effects. The remaining increase was attributable to improvement in market conditions and new business from new customers or existing customers in the second quarter of 2010.

(3)	Commercial Distribution South America products sales increased $67 million in the first six months of 2010 in comparison to the first six months of 2009 partially due to favorable foreign currency translation effects of $35 million. The Brazilian Real weakened significantly in the first half of 2009 and then strengthened in the last half of the year and has remained strong in the first half of 2010. Excluding currency effects, our sales grew by 23% in the first six months of 2010 in comparison to the first six months of 2009. This growth was due to improved market conditions, the opening of new distribution locations and the introduction of motorcycle applications, heavy duty applications and related accessories.

(4)	Chassis products sales increased $6 million in the first six months of 2010 in comparison to the first six months of 2009 due to an improvement in general market conditions, new business and favorable currency translation effects of $2 million related to the Canadian Dollar. Sales increased $2 million from new business with new customers and existing customers.

Brake South America segment sales for the first six months of 2010 decreased $4 million in comparison to the first six months of 2009. The devaluation of the Venezuelan currency resulted in a decrease in sales of $5 million for first six months of 2010.

The following table summarizes the consolidated results for the six months ended June 30, 2009 and the consolidated results for the six months ended June 30, 2010 (Dollars in Millions):

(Dollars in millions)	Consolidated Six Months Ended June 30, 2009	Consolidated Six Months Ended June 30, 2010	Dollar Change	Percent Change
Net Sales	$862	$971	$109	13%
Cost of sales(1)	(695)	(772)	(77)	11%

Gross profit	167	199	32	19%
Gross margin	19%	21%
Selling, general and administrative expenses(2)	(120)	(146)	(26)	22%
Selling, general and administrative expenses as a percent of sales	14%	15%

Operating profit (loss)
On and Off-highway segment	64	79	15	23%
Brake South America segment	(1)	(5)	(4)	NM
Corporate, eliminations and other	(16)	(21)	(5)	31%

Operating profit	47	53	6	13%
Operating margin	5%	6%
Gain on extinguishment of debt	8	—	(8)	NM
Other income, net	2	3	1	50%
Interest expense	(28)	(32)	(4)	14%

Income before taxes	29	24	(5)	17%
Income tax provision	(10)	(8)	2	20%

Net income from continuing operations	19	16	(3)	-16%
Income (loss) from discontinued operations, net of tax	(3)	1	4	133%

Net income	16	17	1	6%
Less: net income attributable to noncontrolling interest, net of tax	3	3	—	—

Net income attributable to the Company	$13	$14	$1	8%

(1)	We recorded no restructuring cost in cost of sales for the first six months of 2009 and recorded $1 million of restructuring cost for the first six months of 2010.
(2)	We recorded $2 million and $12 million of restructuring costs in selling, general and administrative expenses for the first six months of 2009 and 2010, respectively.
NM	(Not Meaningful)

Cost of sales/Gross margin. Gross margin increased in the first six months of 2010 to 21% from 19% in the first six months of 2009. The improvement in gross margin was due to $10 million of favorable currency translation effects, increased sales volume and cost savings from the comprehensive restructuring program.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the first six months of 2010 increased $26 million from the first six months of 2009 due to the following: (i) workers compensation and general liability expenses in the first six months of 2009 were $5 million lower than the first six months of 2010 due to favorable actuarial studies relating to improved historical experience and the reduction in our domestic manufacturing base; (ii) restructuring expenses increased $10 million in the first six months of 2010 in comparison to 2009, which was mainly related to our Brake North America and Venezuela operations and (iii) payroll related costs, advertising and professional fees increased $5 million due to improved market and economic conditions of the Company.

Operating profit. Our operating profit increased in the first six months of 2010 in comparison to the first six months of 2009. The increase in operating profit was due an improvement in gross margin, which was due mainly to the cost savings from the restructuring programs, favorable currency translation effects and the increase in sales volume. The On and Off-Highway segment operating profit increased in the first six months of 2010 in comparison to the first six months of 2009 due to the improved gross margin and increased sales. The Brake South America segment operating loss increased in the first six months of 2010 due to the restructuring costs related to the closure of our Maracay, Venezuela manufacturing plant.

Gain on extinguishment of debt. In June of 2009 Affinia Group Holdings Inc. purchased in the open market approximately $33 million principal amount of Affinia Group Inc.’s 9% senior subordinated notes due 2014 and thereafter contributed such notes to Affinia Group Intermediate Holdings Inc., who contributed such notes to Affinia Group Inc. Affinia Group Inc. promptly surrendered such purchased notes for cancellation which resulted in a pre-tax gain on the extinguishment of debt of $8 million in the first six months of 2009.

Income tax provision. The income tax provision was $8 million and $10 million for the first six months of 2010 and 2009, respectively. The effective tax rate on ordinary income was comparable for both 2010 and 2009.

Net income. Net income increased by $1 million in the first six months of 2010 in comparison to the first six months of 2009 due mainly to the increase in gross profit.

Liquidity and Capital Resources

Our primary source of liquidity is cash flow from operations and available borrowings from our ABL Revolver. On August 13, 2009 we refinanced our former term loan facility, revolving credit facility and accounts receivable facility. The refinancing consisted of the ABL Revolver and the Secured Notes, the proceeds of which were used to repay outstanding borrowings under our former term loan facility, revolving credit facility and accounts receivable facility, as well as to settle interest rate derivatives and to pay fees and expenses related to the refinancing. Our primary liquidity requirements are expected to be for debt servicing, working capital, restructuring obligations and capital spending. Our liquidity requirements are significant, primarily due to debt service requirements, restructuring and expected capital expenditures.

We are significantly leveraged as a result of the Acquisition and the refinancing that occurred in 2009. Affinia Group Inc. issued the Subordinated Notes in connection with the Acquisition and issued the Secured Notes and entered into the ABL Revolver in connection with the refinancing. As of June 30, 2010, we had $649 million in aggregate indebtedness. As of June 30, 2010, we had an additional $171 million of borrowing capacity available under our ABL Revolver after giving effect to $16 million in outstanding letters of credit, none of which was drawn against, and $4 million for borrowing base reserves. In addition, we had cash and cash equivalents of $65 million and $49 million as of December 31, 2009 and June 30, 2010, respectively.

We spent $13 million and $18 million on capital expenditures during the first six months of 2009 and 2010, respectively. Based on the current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our ABL Revolver, will be adequate to meet liquidity needs. The cash flow from operations on an annual basis has historically been adequate to meet our liquidity needs. However, during the first half of the year, cash flows from operations are typically not sufficient to meet our liquidity needs, and we therefore utilize our ABL Revolver to bridge our financing needs until the second half of the year.

Asset Based Credit Facilities

Overview. On August 13, 2009, Affinia Group Inc. and certain of its subsidiaries entered into a four-year $315 million ABL Revolver maturing in 2013, of which $125 million was outstanding at June 30, 2010, that includes (i) a revolving credit facility of up to $295 million for borrowings solely to the U.S. domestic borrowers (the “U.S. Facility”), including (a) a $40 million sub-limit for letters of credit and (b) a $30 million swingline facility and (ii) a revolving credit facility of up to $20 million for Canadian Dollar denominated revolving loans solely to a Canadian borrower (the “Canadian Facility”). Availability under the ABL Revolver is based upon monthly (or more frequent under certain circumstances) borrowing base valuations of Affinia Group Inc.’s eligible inventory and accounts receivable and is reduced by certain reserves in effect from time to time.

Guarantees and Collateral. The indebtedness, obligations and liabilities under the U.S. Facility are unconditionally guaranteed jointly and severally on a senior secured basis by Affinia Group Intermediate Holdings Inc. (“Holdings”), and certain of its current and future U.S. subsidiaries, and are secured by a first-priority lien on accounts receivable, inventory, cash, deposit accounts, securities accounts and proceeds of the foregoing and certain assets related thereto and a second-priority lien on the collateral securing the Secured Notes (collectively, the “U.S. Collateral”).

The indebtedness, obligations and liabilities under the Canadian Facility are unconditionally guaranteed jointly and severally on a senior secured basis by Holdings, certain of its current and future U.S. subsidiaries and certain of its Canadian subsidiaries and are also secured by the U.S. Collateral and by a first-priority lien on substantially all of the Canadian borrower’s and the Canadian guarantors’ existing and future assets, including, but not limited to, accounts receivable and inventory (but excluding owned real property and the capital stock of any non-U.S. and non-Canadian subsidiaries of the Canadian borrower or the Canadian guarantors).

Mandatory Prepayments. If at any time the outstanding borrowings under the ABL Revolver (including outstanding letters of credit and swingline loans) exceed the lesser of (i) the borrowing base as in effect at such time and (ii) the aggregate revolving commitments as in effect at such time, the borrowers will be required to prepay an amount equal to such excess and/or cash collateralize outstanding letters of credit.

Voluntary Prepayments. Subject to certain conditions, the ABL Revolver allows the borrowers to voluntarily reduce the amount of the revolving commitments and to prepay the loans without premium or penalty other than customary breakage costs for LIBOR rate contracts.

Covenants. The ABL Revolver contains certain covenants that, among other things, limit or restrict the ability of Holdings and its subsidiaries to (subject to certain qualifications and exceptions):

•	create liens and encumbrances;

•	incur additional indebtedness;

•	merge, dissolve, liquidate or consolidate;

•	make acquisitions and investments;

•	dispose of or transfer assets;

•	pay dividends or make other payments in respect of the borrowers’ capital stock;

•	amend certain material governance documents;

•	change the nature of the borrowers’ business;

•	make any advances, investments or loans;

•	engage in certain transactions with affiliates;

•	issue or dispose of equity interests;

•	change the borrowers’ fiscal periods; and

•	restrict dividends, distributions or other payments from Holdings’ subsidiaries.

In addition, commencing on the day that an event of default occurs or availability under the ABL Revolver is less than the greater of (i) 15% of the total revolving loan commitments and (ii) $47.25 million, Holdings is required to maintain a fixed charge coverage ratio of at least 1.10x measured for the last 12-month period.

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

The borrowers will pay certain fees with respect to the ABL Revolver, including (i) an unused commitment fee of 1.00% per annum on the undrawn portion of the credit facility (subject to a step-down to 0.75% in the event more than 50% of the commitments (excluding swingline loans) under the credit facility are utilized) and (ii) customary annual administration fees and fronting fees in respect of letters of credit equal to 0.125% per annum on the stated amount of each letter of credit outstanding during each month. During an event of default, the fee payable under clause (i) will be increased by 2% per annum.

Cash Dominion. If availability under the ABL Revolver is less than the greater of (i) 20% of the total revolving loan commitments and (ii) $63 million, or if there exists an event of default, amounts in Affinia Group Inc.’s deposit accounts and the deposit accounts of the subsidiary guarantors (other than certain excluded accounts) will be transferred daily into a blocked account held by the administrative agent and applied to reduce the outstanding amounts under the ABL Revolver.

Senior Notes

Overview. In November 2004, Affinia Group Inc. issued $300 million aggregate principal amount of the Subordinated Notes, which bear interest at a rate of 9% and mature on November 30, 2014, pursuant to an indenture dated as of November 30, 2004 (the “senior subordinated indenture”). Subsequently, in connection with our refinancing in August 2009, Affinia Group Inc. issued $225 million aggregate principal amount of the Secured Notes (together with the Subordinated Notes, the “Senior Notes”), which bear interest at a rate of 10.75% and mature on August 15, 2016, pursuant to an indenture dated as of August 13, 2009 (the “senior secured indenture” and, together with the senior subordinated indenture, the “senior indentures”). As of June 30, 2010, $267 million principal amount of the Subordinated Notes was outstanding and $223 million principal amount of the Secured Notes was outstanding, net of a $2 million original issue discount which is being amortized until the Secured Notes mature.

Guarantees and Collateral. The Subordinated Notes are unconditionally guaranteed on a senior subordinated basis by substantially all of our wholly-owned domestic subsidiaries. The Secured Notes are jointly and severally guaranteed on a senior secured basis by substantially all of our wholly-owned domestic subsidiaries.

The Secured Notes and the related guarantees are secured on a first-priority lien basis by substantially all of the assets (other than accounts receivable, inventory, cash, deposit accounts, securities accounts and proceeds of the foregoing and certain assets related thereto) of Affinia Group Inc. and the guarantors and on a second-priority lien basis by the accounts receivable, inventory, cash, deposit accounts, securities accounts and proceeds of the foregoing and certain assets related thereto of Affinia Group Inc. and the guarantors.

Interest Payments. Interest on the Subordinated Notes is payable on May 30 and November 30 of each year and interest on the Secured Notes is payable on February 15 and August 15 of each year.

Optional Redemption. We may redeem some or all of the Senior Notes at any time at redemption prices described or set forth in the applicable senior indenture.

Change of Control. Upon the occurrence of certain change of control events specified in the applicable senior indenture, each holder of the Subordinated Notes or Secured Notes has the right to require us to repurchase such holder’s Subordinated Notes or Secured Notes, as applicable, at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the repurchase date.

Covenants. The senior indentures contain certain covenants that, among other things, limit or restrict the ability of Affinia Group Inc. and its restricted subsidiaries to (subject to certain qualifications and exceptions):

•	incur and guarantee additional indebtedness, issue disqualified stock or issue certain preferred stock;

•	pay dividends, make other distributions on, redeem or repurchase stock or make certain other restricted payments;

•	create certain liens or encumbrances;

•	sell assets;

•	issue capital stock;

•	make certain investments or acquisitions;

•	make capital expenditures;

•	restrict dividends, distributions or other payments from our subsidiaries;

•	change their line of business;

•	enter into transactions with affiliates;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of their assets; and

•	designate subsidiaries as unrestricted subsidiaries.

Cash Flows

Net Cash (Used in) Operating Activities

Net cash (used in) operating activities for the six months ended June 30, 2009 and 2010 was a $7 million and $46 million use of cash, respectively. The following table summarizes significant changes in our operating activities:

(Dollars in millions)	Six Months Ended June 30, 2009	Six Months Ended June 30, 2010
Net income	$16	$17
Gain on extinguishment of debt	(8)	—
Change in trade account receivable	(68)	(100)
Change in inventories	26	(24)
Change in other current operating liabilities	9	53
Change in other current operating assets	(13)	(2)

Subtotal	(38)	(56)
Other changes in operating activities	31	10

Net cash used in operating activities	$(7)	$(46)

Gain on extinguishment of debt – The retirement of $33 million of notes during the second quarter of 2009 resulted in a pre-tax gain on the extinguishment of debt of $8 million.

Trade accounts receivable – The change in receivables was a $100 million use of cash in the first six months of 2010 and a $68 million use of cash in the first six months of 2009. The change in accounts receivable was a higher use of cash during the first six months of 2010 as compared to the first six months of 2009 primarily due to increased demand and sales in comparison to the same period last year. Additionally, the timing of collections fluctuated in the first six months of 2010 in comparison to the first six months of 2009.

Inventories – The change in inventories was a $24 million use of cash in the first six months of 2010 and a $26 million source of cash in the first six months of 2009. The change from source to use in cash was primarily due to increased demand and sales in comparison to the same period last year.

Change in other current operating liabilities – The change in other current operating liabilities was a $53 million source of cash during the first six months of 2010 as compared to a $9 million source of cash in the first six months of 2009. The increase in source of cash was primarily due to accounts payable, which was an $1 million use of cash during the first six months of 2009 and a $52 million source of cash during the first six months of 2010. Accounts payable fluctuates from quarter to quarter due to the timing of payments.

Net cash used in investing activities

Net cash used in investing activities for the first six months of 2009 and 2010 was a use of cash of $48 million and $14 million, respectively. The majority of the change related to acquiring an additional interest in Affinia Acquisition LLC last year and $11 million of proceeds from the sale of an affiliate in the current year. The Company entered into a Sale and Purchase Agreement with KGL and AHP on February 2, 2010, pursuant to which KGL purchased the shares of Quinton Hazell Automotive Limited and Quinton Hazell Italia SpA and AHP purchased the shares of Quinton Hazell Deutschland GmbH and Affinia Holding S.A.S. for $12 million, subject to certain closing and post-closing purchase price adjustments. As of June 30, 2010 we have received $11 million in cash. In the first six months of 2009 we had a higher use of cash due to acquiring an additional 35% ownership interest in Affinia Acquisition LLC for a purchase price of $25 million, which increased Affinia Group Inc.’s ownership to 40%.

Net cash provided by or (used in) financing activities

Net cash provided by or used in financing activities for the first six months of 2009 and 2010 was a $20 million source of cash and a $47 million source of cash, respectively. The significant change in financing activities occurred in the first six months of 2010 resulting from our Asia subsidiary increasing its debt by $12 million and the borrowing of an additional $35 million on the ABL Revolver.

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

Our consolidated results of operations and financial position, as reported in U.S. dollars, are also affected by changes in currency exchange rates. The results of operations of our non-U.S. dollar functional entities are translated into U.S. dollars for consolidated reporting purposes each period at the average currency exchange rate experienced during the period. To the extent that the U.S. dollar may appreciate or depreciate over time, the contribution of non-U.S. dollar denominated results of operations to our U.S. dollar reported consolidated earnings will vary accordingly. Therefore, changes in the various local currency exchange rates, as applied to the revenue and expenses of our non-U.S. dollar operations may have a significant impact on our sales and, to a lesser extent, consolidated net income trends. In addition, a significant portion of our consolidated financial position is maintained at foreign locations and is denominated in functional currencies other than the U.S. dollar. The non-U.S. dollar denominated monetary assets and liabilities are translated into U.S. dollars at each respective currency’s exchange rate then in effect at the end of each reporting period. The financial impact of the translation process is reflected within the other comprehensive income component of shareholder’s equity. Accordingly, the amounts shown in our consolidated shareholders’ equity account will fluctuate depending upon the cumulative appreciation or depreciation of the U.S. dollar versus each of the respective functional currencies in which we conduct business. Management seeks to mitigate the potential financial impact upon our consolidated results of operations due to exchange rate changes by engaging in business activities or by executing financial derivative transactions intended to mitigate specific transactional underlying currency exposures. We do not engage in activities solely intended to counteract the impact that changes in currency exchange rates may have upon our U.S. dollar reported statement of financial condition.

Our foreign currency exchange rate risk management efforts primarily focus upon operationally managing the net amount of non-functional currency denominated monetary assets and liabilities. In addition, we routinely execute short-term currency exchange rate forward contracts with the intent to mitigate the earnings impact related to the re-measurement process. At June 30, 2010, we had currency exchange rate derivatives with an aggregate notional value of $114 million having fair values of $1 million in assets.

Interest Rate Risk

We are exposed to the risk of rising interest rates to the extent that we fund our operations with short-term or variable-rate borrowings. At June 30, 2010, our aggregate debt outstanding was $649 million. The total amount of interest bearing debt, which excludes $2 million of discount on the Secured Notes, was $651 million as of June 30, 2010. This consisted of $143 million of floating-rate debt and $508 million of fixed-rate debt.

Pursuant to our written interest rate risk management policy we actively monitor and manage our fixed versus floating rate debt composition within a specified range. At quarter-end, fixed rate debt comprised approximately 78% of our total debt. Based on the amount of floating-rate debt outstanding at June 30, 2010, a 1% rise in interest rates would result in insignificant incremental interest expense.

At June 30, 2010, the majority of our floating-rate debt relates to $125 million of borrowings under our ABL Revolver. The interest expense related to the ABL Revolver is LIBOR based and subject to a 1.5% LIBOR rate floor. If the LIBOR rate remains less than 1.00%, a 50 basis point change in the level of interest rates would not affect the cost of our ABL Revolver borrowings nor would it materially impact our consolidated interest expense.

Commodity Price Risk Management

We are exposed to adverse price movements or surcharges related to commodities that are used in the normal course of business operations. Management actively seeks to negotiate contractual terms with our customers and suppliers to limit the potential financial impact related to these exposures.

Item 4T.	Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2010. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, the design and operation of the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls are effective to accomplish their objectives.

During the quarter ended June 30, 2010, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 31, 2008, a class action lawsuit was filed by S&E Quick Lube Distributors, Inc. of Utah against several auto parts manufacturers for allegedly conspiring to fix prices for replacement oil, air, fuel and transmission filters. Several auto parts companies are named as defendants, including Champion Laboratories, Inc., Purolator Filters NA LLC, Honeywell International Inc., Cummins Filtration Inc., Donaldson Company, Baldwin Filters Inc., Bosch USA., Mann + Hummel USA Inc., ArvinMeritor Inc., United Components Inc and Wix Filtration Corp LLC (“Wix”), one of our subsidiaries. The lawsuit is currently pending as a consolidated Multi-District Litigation (“MDL”) Proceeding in Chicago, IL because of multiple “tag-along” filings in several jurisdictions. Two suits have also been filed in the Canadian provinces of Ontario and Quebec. Wix, along with other named defendants, have filed various motions to dismiss plaintiffs’ complaints, which were denied by the court in December 2009. Several defendants, including Wix, have refiled motions to dismiss based upon plaintiff’s most recent amended complaint. Briefing on these motions is complete and the court is set to rule on the motions in September. Discovery is on-going and most recently, despite the U.S. Department of Justice closing its investigation in this matter, the State of Washington Attorney General has issued Civil Investigative Demands (CID’s) to all defendants. Affinia believes that Wix did not have significant sales in this particular market at the relevant time periods so we do not expect the lawsuit to have a material adverse effect on our financial condition or results of operations.

DPH Holdings Corp., a successor to Delphi Corporation and certain of its affiliates (“Delphi”), served Affinia and certain of our subsidiaries with a complaint to avoid over $17 million in allegedly preferential transfers substantially all of which relate to allegedly preferential transfers involving our non-U.S. subsidiaries. Pursuant to certain court orders, Delphi filed its complaint in U.S. federal bankruptcy court (the “bankruptcy court”) under seal in October 2007, shortly before the expiration of the statute of limitations, and did not unseal the complaint and commence the service process until March 2010. Affinia and several other defendants filed motions to dismiss based on due process and other defenses connected to the unusual procedure Delphi used to conceal and delay the lawsuit. In late July, the bankruptcy court ruled in favor of non-U.S. defendants and dismissed all claims against those entities. We do not expect the remaining claims, which are still subject to strong procedural and substantive defenses, to have a material adverse effect on our financial condition or results of operations.

We have various accruals for civil liability, including product liability, and other costs. If there is a range of equally probable outcomes, we accrue at the lower end of the range. The Company had $1 million and $2 million accrued as of December 31, 2009 and June 30, 2010. There are no recoveries expected from third parties.

Item 1A.	Risk Factors

If any of the following events discussed in the following risks were to occur, our results of operations, financial conditions, or cash flows could be materially affected. Additional risks and uncertainties not presently known by us may also constrain our business operations.

Risks Relating to Our Industry and Our Business

Continued volatility in and disruption to the global economy, including the global capital and credit markets, has and may continue to materially and adversely affect our business, financial condition and results of operations, as well as our ability to access credit and has and may continue to materially and adversely affect the financial soundness of our customers and suppliers.

The global economy, including the global capital and credit markets, has been experiencing a period of significant uncertainty, characterized by very weak or negative economic growth, high unemployment, reduced spending by consumers and businesses, the bankruptcy, failure, collapse or sale of various financial institutions and a considerable level of intervention from the United States federal government and various foreign governments. These recessionary conditions have materially and adversely affected the demand for our products and services and, therefore, reduced purchases by our customers, which has negatively affected our revenue growth and caused a decrease in our profitability. Although many vehicle maintenance and repair expenses are non-discretionary, difficult economic conditions may reduce miles driven and thereby increase periods between maintenance and repairs. In addition, interest rate fluctuations, financial market volatility or credit market disruptions may limit our access to capital, and may also negatively affect our customers’ and our suppliers’ ability to obtain credit to finance their businesses on acceptable terms. As a result, our customers’ need for and ability to purchase our products or services may decrease, and our suppliers may increase their prices, reduce their output or change their terms of sale. If our customers’ or suppliers’ operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, our customers may not be able to pay, or may delay payment of, accounts receivable owed to us, and our suppliers may restrict credit or impose different payment terms. Any inability of customers to pay us for our products and services, or any demands by suppliers for different payment terms, may materially and adversely affect our earnings and cash flow.

If these economic conditions do not improve or continue to deteriorate, our results of operations or financial condition could limit our ability to take actions pursuant to certain covenants in our debt agreements that are tied to ratios based on our financial performance. Such covenants include our ability to incur additional indebtedness, make investments or pay dividends.

Our business would be materially and adversely affected if we lost any of our larger customers.

For the year ended December 31, 2009, approximately 29% and 8% of our net sales from continuing operations were to NAPA and CARQUEST, respectively. To compete effectively, we must continue to satisfy these and other customers’ pricing, service, technology and increasingly stringent quality and reliability requirements. Additionally, our revenues may be affected by decreases in NAPA’s or CARQUEST’s business or market share. Consolidation among our customers may also negatively impact our business. We cannot provide any assurance as to the amount of future business with these or any other customers. While we intend to continue to focus on retaining and winning these and other customers’ business, we may not succeed in doing so. Although business with any given customer is typically split among numerous contracts, the loss of, or significant reduction in purchases by, one of those major customers could materially and adversely affect our business, financial condition and results of operations.

Increased crude oil and gasoline prices could reduce global demand for and use of automobiles and increase our costs, which could have a material and adverse effect on our business, financial condition and results of operations.

Material increases in the price of crude oil have historically been a contributing factor to the periodic reduction in the global demand for and use of automobiles. An increase in the price of crude oil could reduce global demand for and use of automobiles and continue to shift customer demand away from larger cars and light trucks (including sport utility vehicles (“SUVs”), which we believe have more frequent replacement intervals for our products, which could have a material and adverse effect on our business, financial condition and results of operations. Demand for traditional SUVs and vans has declined in the past due, in part, to higher gasoline prices. If this trend were to continue, or if total miles driven were to decrease for a number of years, it could have a material and adverse effect on our business, financial condition and results of operations. Further, as higher gasoline prices result in a reduction in discretionary spending for auto repair by the end users of our products, our results of operations have been, and could continue to be, impacted. Additionally, higher gasoline prices have a material and adverse impact on our freight expenses.

The shift in demand from premium to economy brands may require us to produce value products at the expense of premium products, resulting in lower prices, thereby reducing our margins and decreasing our net sales.

We estimate that a majority of our net sales are currently derived from products we consider to be premium products. There has been, and may continue to be, a shift in demand from premium products, on which we can generally command premium pricing and generate enhanced margins, to value products. If such a trend continues, we may be forced to expand our production and/or purchases of value products at competitive prices. In addition, we could be forced to further reduce our prices to remain competitive, in which case our margins will decrease unless we make corresponding reductions in our cost structure.

We are subject to increasing pricing pressure from imports, particularly from lower labor cost countries.

Price competition from other aftermarket manufacturers particularly those based in lower labor cost countries, such as China, have historically played a role and may play an increasing role in the aftermarket sectors in which we compete. Pricing pressures have historically been more prevalent with respect to our brake products than our other products. While aftermarket manufacturers in these locations have historically competed primarily in markets for less technologically advanced products and manufactured a limited number of products, many are expanding their manufacturing capabilities to produce a broad range of lower labor cost, higher quality products and provide an expanded product offering. In the future, competitors in Asia or other lower labor cost sources may be able to effectively compete in our premium markets and produce a wider range of products which may force us to move additional manufacturing capacity offshore and/or lower our prices, reducing our margins and/or decreasing our net sales.

Increasing costs for manufactured components, raw materials and energy prices may materially and adversely affect our business, financial condition and results of operations.

We use a broad range of manufactured components and raw materials in our products, including raw steel, steel-related components, filtration media, aluminum, brass, iron, rubber, resins, plastics, paper and packaging materials. Materials comprise the largest component of our manufactured goods cost structure. Increases in the price of these items could materially increase our operating costs and materially and adversely affect our profit margins. In addition, in connection with passing through steel and other raw material price increases to our customers, there has typically been a delay of up to several months in our ability to increase prices, which has temporarily impacted profitability. In the future, it may be difficult to pass further price increases on to our customers, especially if we experience additional cost increases soon after implementing price increases. In addition, we have experienced longer than typical lead times in sourcing some of our steel-related components and certain finished products, which has caused us to buy from non-preferred vendors at higher costs.

If our customers seek more expansive return policies or practices, such as extended payment terms, our cash flows and results of operations could be materially and adversely affected.

We are subject to product returns from customers, some of which manage their excess inventory by returning product to us. Our contracts with our customers typically include provisions that permit our customers to return specified levels of their purchases. Returns have historically represented approximately 2% of our sales. If returns from our customers significantly increase, our business, financial condition and results of operations may be materially and adversely affected. In addition, some customers in the aftermarket are pursuing ways to shift their costs of working capital, including extending payment terms. To the extent customers extend payment terms, our cash flows and results of operations may be materially and adversely affected.

We are subject to other risks associated with our non-U.S. operations.

We have significant manufacturing operations outside the United States, including joint ventures and other alliances. In 2009, approximately 40% of our net sales originated outside the United States. Risks inherent in international operations include:

•	multiple regulatory requirements that are subject to change and that could restrict our ability to manufacture, market or sell our products;

•	inflation, recession, fluctuations in foreign currency exchange and interest rates and discriminatory fiscal policies;

•	trade protection measures; including increased duties and taxes, and import or export licensing requirements;

•	price controls;

•	exposure to possible expropriation or other government actions;

•	differing local product preferences and product requirements;

•	difficulty in establishing, staffing and managing operations;

•	differing labor regulations;

•	potentially negative consequences from changes in or interpretations of tax laws;

•	political and economic instability and possible terrorist attacks against American interests;

•	enforcement of remedies in various jurisdictions; and

•	diminished protection of intellectual property in some countries.

These and other factors may have a material and adverse effect on our international operations or on our business, financial condition and results of operations. In addition, we may experience net foreign exchange losses due to currency fluctuations.

We are exposed to risks related to our receivables factoring arrangements.

We have entered into agreements with third-party financial institutions to factor on a non-recourse basis certain receivables. The terms of the factoring arrangements provide for the factoring of certain U.S. Dollar-denominated or Canadian Dollar-denominated receivables, which are purchased at the face amount of the receivable discounted at the annual rate of LIBOR plus a bank-determined spread on the purchase date. The amount factored is not contractually defined by the factoring arrangements and our use will vary each month based on the amount of underlying receivables and our cash flow needs. In July, we began factoring $3 million in receivables through these arrangements. Accounts receivables factored by us will be accounted for as a sale and removed from the balance sheet at the time of factoring and the cost of the factoring will be accounted for in other income. If any of the financial institutions with which we have factoring arrangements experiences financial difficulties or is otherwise unable or unwilling to honor the terms of, or otherwise terminates, our factoring arrangements, we may experience material and adverse economic losses due to the failure of such factoring arrangements and the impact of such failure on our liquidity, which could have a material and adverse effect upon our financial condition, results of operations and cash flows.

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

In addition, if any of our products are, or are alleged to be, defective, we may be required to participate in a recall of that product if the defect or the alleged defect relates to vehicle safety. Our costs associated with providing product warranties could be material. Product liability, warranty and recall costs may have a material and adverse effect on our business, financial condition and results of operations. Our insurance may not be sufficient to cover such costs.

As a result of the consolidation driven by improved logistics and data management, distributors have reduced their inventory levels, which have reduced and could continue to reduce our sales.

Warehouse distributors have consolidated through acquisition and rationalized inventories, while streamlining their distribution systems through more timely deliveries and better data management. The corresponding reduction in purchases by distributors has negatively impacted our sales. Further consolidation or improvements in distribution systems could have a similar material and adverse impact on our sales.

We are subject to costly regulation, particularly in relation to environmental, health and safety matters, which could materially and adversely affect our business, financial condition and results of operations.

We are subject to a substantial number of costly regulations. In particular, we are required to comply with frequently changing and increasingly stringent requirements of federal, state and local environmental and occupational safety and health laws and regulations in the United States and other countries, including those governing emissions to air, discharges to air and water, and the creation and emission of noise and odor; the generation, handling, storage, transportation, treatment and disposal of waste materials; and the cleanup of contaminated properties and occupational health and safety. We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, third-party property damage or personal injury claims, or costs to upgrade or replace existing equipment, as a result of violations of or liabilities under environmental, health and safety laws or non-compliance with environmental permits required at our facilities. In addition, many of our current and former facilities are located on properties with long histories of industrial or commercial operations. Because some environmental laws can impose joint and several liability for the entire cost of cleanup upon any of the current or former owners or operators, regardless of fault, we could become liable for investigating and/or remediating contamination at these properties if contamination requiring such activities is discovered in the future. We cannot assure that we have been, or will at all times be, in complete compliance with all environmental requirements, or that we will not incur material costs or liabilities in connection with these requirements in excess of amounts we have reserved. In addition, environmental requirements are complex, change frequently and have tended to become more stringent over time. These requirements may change in the future in a manner that could have a material and adverse effect on our business, financial condition and results of operations. We have made and will continue to make expenditures to comply with environmental requirements. These requirements, responsibilities and associated expenses and expenditures, if they continue to increase, could have a material and adverse effect on our business and results of operations. While our costs to defend and settle claims arising under environmental laws in the past have not been material, we cannot assure you that this will remain the case in the future. For more information about our environmental compliance and potential environmental liabilities, see “Business—Environmental Matters” in our Annual Report Form 10-K and Part II Item 1 “Legal Proceedings.”

Our operations would be materially and adversely affected if we are unable to purchase raw materials, manufactured components or equipment from our suppliers.

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

Our intellectual property portfolio could be subject to legal challenges and we may be subject to certain intellectual property claims.

We have developed and actively pursue developing a considerable amount of proprietary technology in the replacement products industry and rely on intellectual property laws of the United States and other countries to protect such technology. In doing so, we incur ongoing costs to enforce and defend our intellectual property. We have from time to time been involved in litigation regarding patents and other intellectual property. We may be subject to material intellectual property claims in the future or we may incur significant costs or losses related to such claims, including payments for licenses that may not be available on reasonable terms, if at all. Our proprietary rights may be challenged, invalidated or circumvented. Moreover, third parties may independently develop technology or other intellectual property that is comparable with or similar to our own, and we may not be able to prevent the use of it.

Our success depends in part on our development of improved products, and our efforts may fail to meet the needs of customers on a timely or cost-effective basis.

Our continued success depends on our ability to maintain advanced technological capabilities, machinery and knowledge necessary to adapt to changing market demands as well as to develop and commercialize innovative products. We cannot assure you that we will be able to develop new products as successfully as in the past or that we will be able to keep pace with technological developments by our competitors and the industry generally. In addition, we may develop specific technologies and capabilities in anticipation of customers’ demands for new innovations and technologies. If such demand does not materialize, we may be unable to recover the costs incurred in such programs. If we are unable to recover these costs or if any such programs do not progress as expected, our business, financial condition or results of operations could be materially and adversely affected.

The introduction of new and improved products and services may reduce our future sales.

Improvements in technology and product quality may extend the longevity of vehicle component parts and delay aftermarket sales. In particular, in our oil filter business the introduction of oil change indicators and the use of synthetic motor oils may further extend oil filter replacement cycles. The introduction of electric, fuel cell and hybrid automobiles may pose a long-term risk to our business because these vehicles may alter demand for our primary product lines. In addition, the introduction by OEMs of increased warranty and maintenance service initiatives, which are gaining popularity, have the potential to decrease the demand for our products in the traditional and retail sales channels.

We may not be able to achieve the cost savings that we expect from the restructuring of our operations.

At the end of 2005 we announced the comprehensive restructuring through which we seek to lower costs and improve profitability by rationalizing manufacturing operations and to focus on low-cost sourcing opportunities. We have realized approximately $95 million in cost savings as a result of the comprehensive restructuring to date and expect to realize approximately $3 million of cost savings in the next year. However, we may not be able to achieve the level of benefits that we expect to realize or we may not be able to realize these benefits within the timeframes we currently expect. Our expectations regarding cost savings are also predicated upon maintaining our sales levels. Changes in the amount, timing and character of charges related to the restructuring, failure to complete or a substantial delay in completing the restructuring and planned divestitures or the receipt of lower proceeds from such divestitures than currently is anticipated could have a material and adverse effect on us. We expect to record an additional $3 million in comprehensive restructuring costs for the remainder of the comprehensive restructuring program.

Work stoppages, labor disputes or similar difficulties could significantly disrupt our operations.

As of December 31, 2009, 116 of our U.S. employees and 57 of our Canadian employees were represented by unions. It is possible that our workforce will become more unionized in the future. We may be subject to work stoppages and may be affected by other labor disputes. A work stoppage at one or more of our plants may have a material and adverse effect on our business. Unionization activities could also increase our costs, which could have an adverse effect on our business, financial condition and results of operations.

Additionally, a work stoppage at one of our suppliers could materially and adversely affect our operations if an alternative source of supply were not readily available. Stoppages by employees of our customers also could result in reduced demand for our products.

Any acquisitions we make could disrupt our business and materially and adversely affect our business, financial condition and results of operations.

We may, from time to time, consider acquisitions of complementary companies, products or technologies. Acquisitions involve numerous risks, including difficulties in the assimilation of the acquired businesses, the diversion of our management’s attention from other business concerns and potential adverse effects on existing business relationships with current customers and suppliers. In addition, any acquisitions could involve the incurrence of substantial additional indebtedness. We cannot assure that we will be able to successfully integrate any acquisitions that we pursue or that such acquisitions will perform as planned or prove to be beneficial to our operations and cash flow. Any such failure could materially and adversely affect our business, financial condition and results of operations.

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act. Failure to comply with the requirements of Section 404 or any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the credit ratings and trading price of our debt securities.

We are not currently an “accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. As required by Section 404 of the Sarbanes-Oxley Act of 2002, we have provided an internal control report in our Annual Report Form 10-K, which includes management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the year. Our assessment requires us to make subjective judgments and our independent registered public accounting firm may not agree with our assessment. If we or our independent registered public accounting firm were unable to conclude that our internal control over financial reporting was effective as of the relevant period, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our debt securities, negatively affect our credit rating, and affect our ability to borrow funds on favorable terms.

We may be required to recognize impairment charges for our long-lived assets.

At June 30, 2010, the net carrying value of long-lived assets (property, plant and equipment) totaled $199 million. In accordance with GAAP, we periodically assess our long-lived assets to determine if they are impaired. We recorded an impairment charge in 2009 related to the discontinued operation of our Commercial Distribution Europe business unit, which was sold on February 2, 2010, due to a reduction in market value of its operations. Significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may result in charges to long-lived asset impairments. Future impairment charges could significantly affect our results of operations in the periods recognized. Impairment charges would also reduce our consolidated net worth and increase our debt to total capitalization ratio, which could negatively impact our access to the public debt and equity markets.

We could be required to record a material non-cash charge to income if our recorded intangible assets or goodwill is impaired, or if we shorten intangible asset useful lives.

We have $186 million of recorded intangible assets and goodwill on our consolidated balance sheet as of June 30, 2010. These assets may become impaired with the loss of significant customers or a decline of profitability. In assessing the recoverability of goodwill, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective reporting unit. If these estimates or related projections change in the future, we may be required to record impairment charges for goodwill at that time. If our trade names carrying values exceed fair value we will be required to record an impairment charge.

While our intangibles with definite lives may not be impaired, the useful lives are subject to continual assessment, taking into account historical and expected losses of relationships that were in the base at time of acquisition. This assessment may result in a reduction of the remaining useful life of these assets, resulting in potentially significant increases to non-cash amortization expense that is charged to our consolidated statement of operations. An intangible asset or goodwill impairment charge, or a reduction of amortization lives, could have a material and adverse effect on our results of operations.

Business disruptions could materially and adversely affect our future sales and financial condition or increase our costs and expenses.

Our business may be disrupted by a variety of events or conditions, including, but not limited to, threats to physical security, acts of terrorism, raw material shortages, natural and man-made disasters, information technology failures and public health crises. Any of these disruptions could affect our internal operations or services provided to customers, and could impact our sales, increase our expenses or materially and adversely affect our reputation.

Foreign exchange rate fluctuations could cause a decline in our financial condition, results of operations and cash flows.

As a result of our international operations, we are subject to risk because we generate a significant portion of our revenues and incur a significant portion of our expenses in currencies other than the U.S. Dollar. Our international presence is most significant in Brazil, Canada, China, Mexico and Poland. To the extent that we have significantly more costs than revenues generated in a foreign currency, we are subject to risk if the foreign currency appreciates because the appreciation effectively increases our cost in that country to a greater extent than our revenues. To the extent that we are unable to match revenues received in foreign currencies with costs paid in the same currency, foreign exchange rate fluctuations in that currency could have a material and adverse effect on our financial condition, results of operations and cash flows. In addition, the financial condition, results of operations and cash flows of some of our operating entities are reported in foreign currencies and then translated into U.S. Dollars at the applicable foreign exchange rate for inclusion in our consolidated financial statements. As a result, appreciation of the U.S. Dollar against these foreign currencies generally will have a negative impact on our reported sales and profits.

For example, on January 11, 2010, the Venezuelan government devalued the VEF, and changed to a two-tier exchange structure. The official exchange rate moved from 2.15 VEF per U.S. Dollar to 2.60 VEF for essential goods and 4.30 VEF for non-essential goods and services, with Affinia’s products falling into the non-essential category. A Venezuelan currency control board is responsible for foreign exchange procedures, including approval of requests for exchanges of VEF for U.S. Dollars at the official, government established exchange rate. We used the unofficial parallel market rate for the first five months of 2010 to translate the financial statements of our Venezuelan subsidiary because we expected to obtain U.S. Dollars at the parallel market rate for future dividend remittances. During the second quarter of 2010, the unregulated parallel market was suspended and the Central Bank of Venezuela is now regulating the parallel market. The Central Bank of Venezuela has also imposed volume restrictions on the regulated parallel market. Further depreciation of the VEF, or depreciation of the currencies of other countries in which we do business, could materially and adversely affect our business, financial condition, results of operations and cash flows.

We use a combination of natural hedging techniques and financial derivatives to protect against certain foreign currency exchange rate risks. Such hedging activities may be ineffective or may not offset more than a portion of the adverse financial impact resulting from foreign currency variations. Gains or losses associated with hedging activities also may negatively impact operating results.

Entering new markets poses new competitive threats and commercial risks.

In recent years we have sought to expand our manufacturing and sales into new markets. Expanding into new markets requires investments and resources that may not be available as needed. We cannot guarantee that we will be successful in leveraging our capabilities to compete favorably in new markets or that we will be able to recoup our significant investments in expansion projects. If our customers in new markets experience reduced demand for their products or financial difficulties, our future prospects will be negatively affected as well.

We conduct significant operations at our facility in Juarez, Mexico, which could be materially and adversely affected as a result of the increased levels of drug-related violence in that city.

Recently, fighting among rival drug cartels has led to unprecedented levels of violent crime in Juarez, Mexico and elsewhere along the U.S.-Mexico border despite increased law-enforcement efforts by the Mexican and the U.S. governments. This situation presents several risks to our operations in Juarez, including, among others, that our employees may be directly affected by the violence, that our employees may elect to relocate out of the Juarez region in order to avoid the risk of violent crime to themselves or their families, and that our customers may become increasingly reluctant to visit our Juarez facility, which could delay new business opportunities and other important aspects of our business. If any of these risks materializes, our business may be materially and adversely affected.

The mix of profits and losses in various jurisdictions may have an impact on our overall tax rate, which in turn, may materially and adversely affect our profitability.

Tax expenses and benefits are determined separately for each of our taxpaying entities or groups of entities that is consolidated for tax purposes in each jurisdiction. Losses in such jurisdictions may provide no current financial statement tax benefit. As a result, changes in the mix of projected profits and losses between jurisdictions, among other factors, could have a significant impact on our overall effective tax rate.

The value of our deferred tax assets could become impaired, which could materially and adversely affect our operating results.

As of December 31, 2009, we had $68 million in net deferred income tax assets. These deferred tax assets include net operating loss carryforwards that can be used to offset taxable income in future periods and reduce income taxes payable in those future periods. We periodically determine the probability of the realization of deferred tax assets, using significant judgments and estimates with respect to, among other things, historical operating results, expectations of future earnings and tax planning strategies. If we determine in the future that there is not sufficient positive evidence to support the valuation of these assets, due to the factors described above or other factors, we may be required to further adjust the valuation allowance to reduce our deferred tax assets. Such a reduction could result in material non-cash expenses in the period in which the valuation allowance is adjusted and could have a material and adverse effect on our results of operations.

Our ability to utilize our net operating loss carryforwards may be limited and delayed. As of December 31, 2009, we had U.S. net operating loss carryforwards of $233 million. Certain provisions of the Internal Revenue Code of 1986, as amended (the “Code”) could limit our annual utilization of the net operating loss carryforwards. There can be no assurance that we will be able to utilize all of our net operating loss carryforwards and any subsequent net operating loss carryforwards in the future.

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

We sponsor a defined benefit pension plan in Canada that is underfunded and will require cash payments. Additionally, if the performance of the assets in our pension plan does not meet our expectations, or if other actuarial assumptions are modified, our required contributions may be higher than we expect.

Our earnings may be positively or negatively impacted by the amount of income or expense recorded for our Canadian pension plan. GAAP requires that income or expense for pension plans be calculated at the annual measurement date using actuarial assumptions and calculations. These calculations reflect certain assumptions, the most significant of which relate to the capital markets, interest rates and other economic conditions. Changes in key economic indicators can change these assumptions. These assumptions, along with the actual value of assets at the measurement date, will impact the calculation of pension expense for the year. Although GAAP expense and pension contributions are not directly related, the key economic indicators that affect GAAP expense also affect the amount of cash that we would contribute to our Canadian pension plan. As a result of current economic instability, the investment portfolio of the pension plan has experienced volatility and a decline in fair value. Because the values of these pension plan assets have fluctuated and will fluctuate in response to changing market conditions, the amount of gains or losses that will be recognized in subsequent periods, the impact on the funded status of the pension plan and the future minimum required contributions, if any, could have a material and adverse effect on our business, financial condition, results of operations and cash flows, but such impact cannot be determined at this time. As of December 31, 2009 the unfunded status of the Canadian pension plan was $2 million.

Our international operations are subject to political and economic risks of developing countries and special risks associated with doing business in corrupting environments.

We design, manufacture, distribute and market a broad range of aftermarket products in various regions, some of which are less developed, have less stability in legal systems and financial markets and are generally recognized as potentially more corrupt business environments than the United States, and therefore present greater political, economic and operational risks. We have in place certain policies, procedures and certain ongoing training of employees with regard to business ethics and many key legal requirements, such as applicable anti-corruption laws, including the U.S. Foreign Corrupt Practices Act (the “FCPA”), which make it illegal for us to give anything of value to foreign officials in order to obtain or retain any business or other advantages; however, there can be no assurance that our employees will adhere to our code of business ethics or any other of our policies, applicable anti-corruption laws, including the FCPA, or other legal requirements. If we fail to enforce our policies and procedures properly or fail to maintain adequate record-keeping and internal accounting practices to accurately record our transactions, we may be subject to regulatory sanctions. In the event that we believe or have reason to believe that our employees have or may have violated applicable anti-corruption laws, including the FCPA, or other laws or regulations, we are required to investigate or have outside counsel investigate the relevant facts and circumstances, and if violations are found or suspected could face civil and criminal penalties, and significant costs for investigations, litigation, fees, settlements and judgments, which in turn could have a material and adverse effect on our business.

Risks Relating to Our Indebtedness

Our substantial leverage could harm our business by limiting our available cash and our access to additional capital.

As a result of the Acquisition in 2004 and the refinancing in 2009, we are highly leveraged. As of June 30, 2010, we had $649 million of indebtedness. This leverage may limit our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions, restructuring and general corporate or other purposes, limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our less leveraged competitors. Our substantial leverage could materially and adversely impact our ability to obtain favorable terms on financing in the future. In addition, a substantial portion of our cash flows from operations must be dedicated to the payment of principal and interest on our indebtedness and is not available for other purposes, including our operations, capital expenditures and future business opportunities. We may be more vulnerable than a less leveraged company to a downturn in the general economic conditions or in our business, or we may be unable to carry out capital spending that is important to our growth.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which actions may not be successful.

Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or seek to restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service and other obligations. Our four-year $315 million asset-based revolving credit facility (the “ABL Revolver”) and the indentures governing our notes restrict our ability to use the proceeds from asset sales. We may not be able to consummate those asset sales to raise capital or sell assets at prices that we believe are fair, and proceeds that we do receive may not be adequate to meet any debt service obligations then due.

Despite our current indebtedness levels, we may still be able to incur substantially more debt, which could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the terms of the agreements governing our debt instruments contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. As of June 30, 2010, we had $171 million of borrowing capacity available under the ABL Revolver after giving effect to $16 million in outstanding letters of credit, none of which was drawn against, and $4 million for borrowing base reserves. If we incur additional debt above the levels currently in effect, the risks associated with our leverage, including those described above, would increase.

The terms of our debt covenants could limit how we conduct our business and our ability to raise additional funds.

The agreements that govern the terms of our debt, including the indentures governing our notes and the credit agreement that governs our ABL Revolver, contain, and the agreements that govern our future indebtedness may contain, certain covenants that, among other things, limit or restrict our ability and the ability of our subsidiaries to (subject to certain qualifications and exceptions):

•	incur and guarantee additional indebtedness, issue disqualified stock or issue certain preferred stock;

•	repay subordinated indebtedness prior to its stated maturity;

•	pay dividends, make other distributions on, redeem or repurchase stock or make certain other restricted payments;

•	make certain investments or acquisitions;

•	create certain liens or encumbrances;

•	sell assets;

•	enter into transactions with affiliates;

•	issue capital stock;

•	change our line of business;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	designate subsidiaries as unrestricted subsidiaries;

•	make capital expenditures; and

•	restrict dividends, distributions or other payments from our subsidiaries.

There are limitations on our ability to incur the full $315 million of commitments under the ABL Revolver. The borrowers organized in the United States are limited to $295 million and the borrower organized in Canada may borrow up to the remaining $20 million. In each case, borrowings under our ABL Revolver are limited by a specified borrowing base consisting of a percentage of eligible accounts receivable and inventory, less customary reserves. Subject to certain conditions, the commitments under the ABL Revolver may be increased by up to $160 million.

In addition, under the ABL Revolver, a covenant trigger would occur if excess availability under the ABL Revolver is at any time less than the greater of 15% of the total revolving loan commitments at such time and $47.25 million, and shall continue until such time thereafter as excess availability shall have exceeded a threshold amount at all times during a 60 consecutive day period. If the covenant trigger were to occur, we would be required to satisfy and maintain a fixed charge coverage ratio of at least 1.10x, measured for the last twelve-month period. Our ability to meet the required fixed charge coverage ratio can be affected by events beyond our control, and we cannot assure you that we will meet this ratio. A breach of any of these covenants could result in a default under the ABL Revolver.

Moreover, the ABL Revolver provides the lenders considerable discretion to impose reserves, which could materially impair the amount of borrowings that would otherwise be available to us. There can be no assurance that the lenders under the ABL Revolver will not impose such actions during the term of the ABL Revolver.

A breach of the covenants or restrictions under the indentures governing our notes or the credit agreement that governs the ABL Revolver could result in a default under the applicable indebtedness. Such default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under our ABL Revolver would permit the lenders under our ABL Revolver to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our ABL Revolver, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders and noteholders accelerate the repayment of our borrowings, we cannot assure that we and our subsidiaries would have sufficient assets to repay such indebtedness. As a result of these restrictions, we may be:

•	limited in how we conduct our business;

•	unable to raise additional debt or equity financing to operate during general economic or business downturns; or

•	unable to compete effectively or to take advantage of new business opportunities.

These restrictions may affect our ability to grow in accordance with our plans.

Our variable rate indebtedness exposes us to interest rate risk, which could cause our debt costs to increase significantly.

A portion of our borrowings are at variable rates of interest and expose us to interest rate risks. As of June 30, 2010, approximately 22% of our total $651 million, which excludes $2 million of discount on the Secured Notes, indebtedness was at variable interest rates. Based on the amount of floating-rate debt outstanding at June 30, 2010 a 1% rise in interest rates would result in an incremental annual interest expense of $0.1 million. At June 30, 2010, the majority of our floating-rate debt relates to $125 million of borrowings under our ABL Revolver. The interest expense related to the ABL Revolver is LIBOR based and subject to a 1.5% LIBOR rate floor. If the LIBOR rate remains less than 1.00%, a 50 basis point change in the level of interest rates would not affect the cost of our ABL Revolver borrowings nor would it materially impact our consolidated interest expense. If the LIBOR rates increase in the future then the floating-rate debt could have a material effect on our interest expense.

Item 6.	Exhibits

(a)	Exhibits

10.1	Settlement Agreement dated as of November 20, 2007 by and between Dana Corporation and Affinia Group Inc., which is incorporated herein by reference from Exhibit 10.2 of Amendment No. 1 to Form S-1 of Affinia Group Holdings Inc. filed on August 12, 2010.

10.2†	Shareholders’ Agreement, dated October 31, 2008, among Zhang Haibo, Affinia Acquisition LLC and HBM Investment Limited, which is incorporated herein by reference from Exhibit 10.14 of Amendment No. 1 to Form S-1 of Affinia Group Holdings Inc. filed on August 12, 2010.

10.3†	ABL Credit Agreement, dated August 13, 2009, among the Company, the Guarantors, the lenders party thereto, Bank of America, N.A., as administrative agent, Banc of America Securities LLC, Barclays Capital, Wells Fargo Foothill, LLC, J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc., as joint lead arrangers and joint bookrunners, Barclays Capital and Wells Fargo Foothill, LLC as co-syndication agents and JPMorgan Chase Bank, N.A. and Deutsche Bank Trust Company Americas as co-documentation agents, which is incorporated herein by reference from Exhibit 10.15 of Amendment No. 1 to Form S-1 of Affinia Group Holdings Inc. filed on August 12, 2010.

10.4	Omnibus Amendment to ABL Credit Agreement, which is incorporated herein by reference from Exhibit 10.16 of Amendment No. 1 to Form S-1 of Affinia Group Holdings Inc. filed on August 12, 2010.

10.5†	Second Amendment to ABL Credit Agreement, which is incorporated herein by reference from Exhibit 10.17 of Amendment No. 1 to Form S-1 of Affinia Group Holdings Inc. filed on August 12, 2010.

10.6	Amendment No. 1 to the Amended and Restated Employment Agreement, dated August 11, 2010, by and between Affinia Group Inc. and Steven E. Keller, which is incorporated herein by reference from Exhibit 10.22 of Amendment No. 1 to Form S-1 of Affinia Group Holdings Inc. filed on August 12, 2010.

10.7	Amendment No. 1 to the Amended and Restated Employment Agreement, dated August 11, 2010, by and between Affinia Group Inc. and Thomas H. Madden, which is incorporated herein by reference from Exhibit 10.23 of Amendment No. 1 to Form S-1 of Affinia Group Holdings Inc. filed on August 12, 2010.

10.8	Amendment No. 1 to the Amended and Restated Employment Agreement, dated August 11, 2010, by and between Affinia Group Inc. and Terry R. McCormack, which is incorporated herein by reference from Exhibit 10.24 of Amendment No. 1 to Form S-1 of Affinia Group Holdings Inc. filed on August 12, 2010.

10.9	Amendment No. 1 to the Amended and Restated Employment Agreement, dated August 11, 2010, by and between Affinia Group Inc. and Keith A. Wilson, which is incorporated herein by reference from Exhibit 10.25 of Amendment No. 1 to Form S-1 of Affinia Group Holdings Inc. filed on August 12, 2010.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act, as amended.

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act, as amended.

32.1	Certifications of Executive Officers pursuant to 18 U.S.C. Section 1350(b)

†	An application for confidential treatment of selected portions of this document has been filed with the Commission.

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

Date: August 13, 2010