Form 10-Q
period 2010-09-30
Affinia Group Intermediate Holdings Inc.
filed 2010-11-12
CIK 1328655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2010.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 1,000 shares outstanding of the registrant’s common stock as of November 12, 2010 (all of which are privately owned and not traded on a public market).

Index

Affinia Group Intermediate Holdings Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information and, in particular, statements appearing under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation”. When used in this report, the words “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “plans,” “projects” or future or conditional verbs, such as “could,” “may,” “should” or “will,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends and data, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe that there is a reasonable basis for them. However, we cannot assure you that these expectations, beliefs and projections will be achieved. For a discussion of other risks and uncertainties that could materially affect our business financial condition or future results see Part II, “Item 1A. Risk Factors” in our second quarter form 10-Q for the quarter ended June 30, 2010. With respect to all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and other important factors include, among others, continued volatility in and disruption to the global economy and the resulting impact on the availability and cost of credit; financial viability of key customers and key suppliers; our dependence on our largest customers; increased crude oil and gasoline prices and resulting reductions in global demand for the use of automobiles; the shift in demand from premium to economy products; pricing and pressures from imports; increasing costs for manufactured components; the expansion of return policies or the extension of payment terms; risks associated with our non-U.S. operations; risks related to our receivables factoring arrangements; product liability and warranty and recall claims; reduced inventory levels by our distributors resulting from consolidation and increased efficiency; environmental and automotive safety regulations; the availability of raw materials, manufactured components or equipment from our suppliers; challenges to our intellectual property portfolio; our ability to develop improved products; the introduction of improved products and services that extend replacement cycles otherwise reduce demand for our products; our ability to achieve cost savings from our restructuring plans; work stoppages, labor disputes or similar difficulties that could significantly disrupt our operations; our ability to successfully combine our operations with any businesses we have acquired or may acquire; our ability to comply with internal control standards applicable to public companies; risk of impairment charges to our long-lived assets; risk of impairment to intangibles and goodwill; the risk of business disruptions; risks associated with foreign exchange rate fluctuations; risks associated with our expansion into new markets; risks associated with increased levels of drug-related violence in Mexico; the impact on our tax rate resulting from the mix of our profits and losses in various jurisdictions; reductions in the value of our deferred tax assets; difficulties in developing, maintaining or upgrading information technology systems; underfunding of our pension plans; risks associated with doing business in corrupting environments; our substantial leverage and limitations on flexibility in operating our business contained in our debt agreements. Additionally, there may be other factors that could cause our actual results to differ materially from the forward-looking statements.

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

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Affinia Group Intermediate Holdings Inc.

Unaudited Condensed Consolidated Statements of Operations

(Dollars in millions)	Three Months Ended September 30, 2009	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2010
Net sales	$480	$519	$1,342	$1,490
Cost of sales	(380)	(410)	(1,075)	(1,182)

Gross profit	100	109	267	308
Selling, general and administrative expenses	(76)	(74)	(196)	(220)

Operating profit	24	35	71	88
Gain on extinguishment of debt	—	—	8	—
Other income (loss), net	1	(1)	3	2
Interest expense	(24)	(17)	(52)	(49)

Income from continuing operations before income tax provision, equity in income and noncontrolling interest	1	17	30	41
Income tax provision	—	(5)	(10)	(13)
Equity in income, net of tax	—	1	—	1

Net income from continuing operations	1	13	20	29
Income (loss) from discontinued operations, net of tax	(2)	—	(5)	1

Net income (loss)	(1)	13	15	30
Less: net income attributable to noncontrolling interest, net of tax	2	2	5	5

Net income (loss) attributable to the Company	$(3)	$11	$10	$25

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Unaudited Condensed Consolidated Balance Sheets

(Dollars in millions)	December 31, 2009	September 30, 2010
Assets
Current assets:
Cash and cash equivalents	$65	$72
Restricted cash	9	13
Trade accounts receivable, less allowances of $3 million for 2009 and $2 million for 2010	293	331
Inventories, net	430	479
Current deferred assets	50	51
Prepaid taxes	50	55
Other current assets	21	29
Current assets of discontinued operations	55	—

Total current assets	973	1,030
Property, plant, and equipment, net	199	207
Goodwill	43	39
Other intangible assets, net	149	145
Deferred financing costs	24	20
Deferred income taxes	68	76
Investments and other assets	27	31

Total assets	$1,483	$1,548

Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$201	$255
Notes payable	12	23
Other accrued expenses	154	164
Accrued payroll and employee benefits	27	40
Current liabilities of discontinued operations	43	—

Total current liabilities	437	482
Long-term debt	589	581
Deferred employee benefits and other noncurrent liabilities	20	19

Total liabilities	1,046	1,082

Contingencies and commitments
Shareholder’s equity:
Common stock, $.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	434	467
Accumulated deficit	(81)	(55)
Accumulated other comprehensive income	38	35

Total shareholder’s equity of the Company	391	447
Noncontrolling interest	46	19

Total shareholder’s equity	437	466

Total liabilities and shareholder’s equity	$1,483	$1,548

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in millions)	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2010
Operating activities
Net income	$15	$30
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28	28
Stock-based compensation	1	1
Provision for deferred income taxes	(4)	(8)
Gain on extinguishment of debt	(8)	—
Write-off of unamortized deferred financing costs	5	—
Change in trade accounts receivable	(49)	(40)
Change in inventories	39	(48)
Change in other current operating assets	(20)	(12)
Change in other current operating liabilities	(26)	75
Change in other	29	5

Net cash provided by operating activities	10	31

Investing activities
Proceeds from the sale of affiliates	—	11
Change in restricted cash	(11)	(4)
Additions to property, plant and equipment	(22)	(32)
Purchase of noncontrolling interest	(25)	—
Other investing activities	—	(1)

Net cash used in investing activities	(58)	(26)

Financing activities
Net increase in other short-term debt	11	9
Proceeds from Secured Notes	222	—
Repayment of senior term loan facility	(287)	—
Net proceeds from (payment of) ABL Revolver	120	(10)
Proceeds from other debt	—	3
Payment of long-term debt	(10)	—
Payment of deferred financing costs	(22)	—

Net cash provided by financing activities	34	2
Effect of exchange rates on cash	4	—
Increase (decrease) in cash and cash equivalents	(10)	7
Cash and cash equivalents at beginning of the period	77	65

Cash and cash equivalents at end of the period	$67	$72

Supplemental cash flows information
Cash paid during the period for:
Interest	$39	$45
Income taxes	$10	$25

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business

Affinia Group Intermediate Holdings Inc. (“Affinia”) is a global leader in the light and commercial vehicle replacement products and services industry. We derive approximately 98% of our sales from this industry and, as a result, are not directly affected by the market cyclicality of the automotive original equipment manufacturers. Our broad range of brake, filtration, chassis and other products are sold in North America, Europe, South America and Asia. Our brands include WIX®, Raybestos®, Nakata®, Brake-Pro®, FiltronTM, AIMCO® and McQuay-Norris®. Additionally, we provide private label products for NAPA, CARQUEST and ACDelco and other customers and co-branded offerings for Federated Auto Parts (“Federated”) and Automotive Distribution Network (“ADN”). Affinia is controlled by affiliates of The Cypress Group L.L.C. (collectively, “Cypress”).

Affinia Group Inc., one of our subsidiaries and a Delaware corporation formed on June 28, 2004, entered into a stock and asset purchase agreement on November 30, 2004, as amended (the “Purchase Agreement”), with Dana Corporation (“Dana”). The Purchase Agreement provided for the acquisition by Affinia Group Inc. of substantially all of Dana’s aftermarket business operations (the “Acquisition”).

The accompanying Consolidated Financial Statements include the accounts of Affinia and its subsidiaries. In these Notes to the Consolidated Financial Statements, the terms “the Company,” “we,” “our” and “us” refer to Affinia Group Intermediate Holdings Inc. and its subsidiaries on a consolidated basis.

Note 2. Basis of Presentation

The interim financial information is prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and such principles are applied on a basis consistent with information reflected in our Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim period. During the quarter ended September 30, 2010, the Company recorded a charge of $1 million to correct certain errors reflected in the first quarter ended March 31, 2010.

Note 3. Contribution

Affinia Group Inc. previously owned a 40% interest in, and was the primary beneficiary of, Affinia Acquisition LLC and was required to consolidate the VIE’s assets, liabilities and operating results in its consolidated financial statements. On September 1, 2010, Affinia’s parent company, Affinia Group Holdings Inc., contributed the remaining 60% interest in Affinia Acquisition LLC to Affinia and Affinia contributed such interest to Affinia Group Inc. Consequently, the noncontrolling interest balance was decreased by $32 million and the additional paid-in capital was increased by $32 million. Affinia Group Inc. remains the primary beneficiary of Affinia Acquistion LLC.

Note 4. Discontinued Operation

In the fourth quarter of 2009, the Company committed to a plan to sell the Commercial Distribution Europe segment. In accordance with Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment” (“ASC Topic 360”), the Commercial Distribution Europe segment qualified as a discontinued operation. The condensed consolidated statements of operations and the condensed consolidated balance sheets for all periods presented have been adjusted to reflect this segment as a discontinued operation. The condensed consolidated statement of cash flows for the nine months ended September 30, 2009 was not adjusted to reflect this segment as a discontinued operation.

The Company entered into a Sale and Purchase Agreement with Klarius Group Limited (“KGL”) and Auto Holding Paris S.A.S. (“AHP”) (collectively, the “Purchaser”) on February 2, 2010 (the “Agreement”), pursuant to which KGL purchased the shares of Quinton Hazell Automotive Limited and Quinton Hazell Italia SpA and AHP purchased the shares of Quinton Hazell Deutschland GmbH and Affinia Holding S.A.S. (collectively, the “Group Companies”) for $12 million, subject to certain closing and post-closing purchase price adjustments. The Agreement also called for the Purchaser to assume debt of $2.6 million. We also retained the cash in the Group Companies. As of September 30, 2010 we have received $11 million in cash. The business of the Group Companies and their subsidiaries consisted of manufacturing and distribution facilities in eight countries in Europe.

The table below summarizes the Commercial Distribution Europe segment’s net sales, income (loss) before income tax provision, income tax provision and income (loss) from discontinued operations, net of tax.

(Dollars in millions)	Three Months Ended September 30, 2009	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2010*
Net sales	$62	$—	$176	$18
Income (loss) before income tax provision	(2)	—	(4)	1
Income tax provision	—	—	(1)	—

Income (loss) from discontinued operations, net of tax	(2)	—	(5)	1

*	The nine months ended September 30, 2010 includes the Commercial Distribution Europe segment’s one month of operations, which was prior to the sale on February 2, 2010.

At December 31, 2009, intangibles and other long-lived assets were assessed for recoverability, in accordance with ASC Topic 360, due to circumstances which indicated that the carrying value may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. The Company determined that the net carrying value of the Commercial Distribution Europe segment may not be recoverable through the sales process. As a result, an impairment charge of $75 million was recorded within discontinued operations in the fourth quarter of 2009 to reduce the carrying value of the business to expected realizable value. A tax benefit to Affinia of $24 million was recorded resulting from this transaction. The sale was consummated on February 2, 2010 and the estimated loss was decreased $2 million offset by the one month of operating losses of $1 million resulting in net income from discontinued operations, net of tax of $1 million in the first nine months of 2010. The post closing adjustments are still being negotiated.

The following table shows an analysis of assets and liabilities held for sale as of December 31, 2009:

(Dollars in millions)	At December 31, 2009
Accounts receivable	$34
Inventory	67
Other current assets	6
Property, plant and equipment	18
Long-term assets	5
Impairment of assets	(75)

Total assets of discontinued operations	$55

Current liabilities	$41
Long-term liabilities	2

Total liabilities of discontinued operations	$43

Note 5. Venezuelan Operations

As required by U.S. GAAP, effective January 1, 2010, we accounted for Venezuela as a highly inflationary economy because the three-year cumulative inflation rate for Venezuela using the blended Consumer Price Index (which is associated with the city of Caracas) and the National Consumer Price Index (developed commencing in 2008 and covering the entire country of Venezuela) exceeded 100%.

Effective January 1, 2010, our Venezuelan subsidiary uses the U.S. dollar as its functional currency. The financial statements of our subsidiary must be re-measured into the Company’s reporting currency (U.S. dollar) and future exchange gains and losses from the re-measurement of monetary assets and liabilities are reflected in current earnings, rather than exclusively in the equity section of the balance sheet, until such time as the economy is no longer considered highly inflationary. The local currency in Venezuela is the bolivar fuerte (“VEF”).

On January 11, 2010, the Venezuelan government devalued the country’s currency and changed to a two-tier exchange structure. The official exchange rate moved from 2.15 VEF per U.S. dollar to 2.60 for essential goods and 4.30 for non-essential goods and services, with Affinia’s products falling into the non-essential category. A Venezuelan currency control board is responsible for foreign exchange procedures, including approval of requests for exchanges of VEF for U.S. dollars at the official (government established) exchange rate. Our business in Venezuela has been unsuccessful in obtaining U.S. dollars at the official exchange rate. An unregulated parallel market existed for exchanging VEF for U.S. dollars through securities transactions; and our Venezuelan subsidiary had been able to enter into such exchange transactions until May 2010, as discussed further below. The Company used the unregulated parallel market rate to translate the financial statements of its Venezuelan subsidiary through May 2010 because we expected to obtain U.S. dollars at the unregulated parallel market rate for future dividend remittances. During the second quarter of

2010, the unregulated parallel market was suspended and the Central Bank of Venezuela began regulating the parallel market. The Central Bank of Venezuela has also imposed volume restrictions on the regulated parallel market. We will use the regulated parallel market rate to translate the financial statements of our Venezuelan subsidiary to comply with the regulations of Venezuela and are analyzing the impact of the volume restrictions on our business. The currency exchange limitations to date have not had a material effect on the Company’s 2010 earnings and cash flow.

Effective January 1, 2010, we changed the rate used to translate our Venezuelan subsidiary’s transactions and balances from the official exchange rate of 2.15 VEF to the U.S. dollar to the parallel market rate, which ranged between 5.30 and 7.70 VEF to the U.S. dollar during the first nine months of 2010. The one-time devaluation had a $2 million negative impact on our pre-tax net income. For the first nine months of 2010, our Venezuela subsidiary represented approximately 1% of our consolidated net sales and it had a net loss attributable to the Company of $7 million. The Venezuelan subsidiary also had $9 million of total assets and $8 million of total liabilities as of September 30, 2010.

Note 6. New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-6, “Improving Disclosures about Fair Value Measurements.” This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009. We adopted this guidance on disclosures in the first quarter of 2010. There are also additional new disclosure requirements for purchases, sales, issuances and settlements of Level 3 measurements, which are effective for interim and annual periods beginning after December 15, 2010. We are still evaluating the impact of these new requirements on our disclosures.

Note 7. Fair Value Debt

The fair value of debt, net of discount, is as follows:

Fair Value of Debt at December 31, 2009

(Dollars in millions)	Book Value of Debt	Fair Value Factor	Fair Value of Debt
Senior secured notes, due August 2016	$222	107.63%	$239
Senior subordinated notes, due November 2014	267	98.75%	264
ABL revolver, due August 2013	90	100%	90
Haimeng and other debt	22	100%	22

Total fair value of debt at December 31, 2009			$615

Fair Value of Debt at September 30, 2010

(Dollars in millions)	Book Value of Debt	Fair Value Factor	Fair Value of Debt
Senior secured notes, due August 2016	$223	111.25%	$248
Senior subordinated notes, due November 2014	267	103.00%	275
ABL revolver, due August 2013	80	100%	80
Haimeng and other debt	34	100%	34

Total fair value of debt at September 30, 2010			$637

The carrying value of fixed rate short-term debt approximates fair value because of the short term nature of these instruments, and the carrying value of the Company’s current floating rate debt instruments approximates fair value because of the variable interest rates pertaining to those instruments. The fair value of the long-term debt was estimated based on quoted market prices.

Note 8. Inventories, net

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

(Dollars in millions)	At December 31, 2009	At September 30, 2010
Raw materials	$103	$109
Work- in- process	26	30
Finished goods	301	340

	$430	$479

Note 9. Comprehensive Income

The elements of comprehensive income are presented in the following table:

(Dollars in millions)	Three Months Ended September 30, 2009	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2010
Net income (loss)	$(1)	$13	$15	$30
Interest rate swap, net of tax	3	—	4	—
Loss on settlement of pension obligations	—	1	—	1
Change in foreign currency translation adjustments, net of tax	26	27	47	(4)

Comprehensive income	28	41	66	27
Less: comprehensive income attributable to noncontrolling interest	2	2	5	5

Comprehensive income attributable to the Company	$26	$39	$61	$22

Note 10. Goodwill

The goodwill relates to the initial acquisition in 2004, the acquisition of Affinia Hong Kong Limited in 2008 and a minor acquisition in the second quarter of 2008. For the 2004 acquisition, the tax benefit for the excess of tax-deductible goodwill over the reported amount of goodwill is applied to first reduce the goodwill related to the Acquisition, in accordance with ASC Topic 805-740 (ASC Topic 805-740, originally issued as Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”). The tax benefit for the excess of tax deductible goodwill reduced reported goodwill by approximately $8 million during 2009 and $6 million during the first nine months of 2010. We anticipate goodwill being reduced by another $2 million during 2010. Once the reported amount of goodwill for the 2004 acquisition is reduced to zero, the remaining tax benefit reduces the basis of intangible assets purchased in the 2004 acquisition. Any remaining tax benefit reduces the income tax provision.

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

The following table summarizes goodwill activity, which is related to the On and Off-Highway segment for the first nine months of 2010:

(Dollars in millions)	Nine Months Ended September 30, 2010
Balance at December 31, 2009	$43
Tax benefit reductions	(6)
Currency and other adjustments	2

Balance at September 30, 2010	$39

Note 11. Commitments and Contingencies

At September 30, 2010, the Company had purchase commitments for property, plant and equipment of approximately $6 million.

A reconciliation of the changes in our return reserves is as follows:

(Dollars in millions)	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2010
Beginning balance	$18	$17
Amounts charged to revenue	44	34
Returns processed	(43)	(34)

	$19	$17

Note 12. Income Taxes

The total amount of unrecognized tax benefits as of December 31, 2009 and September 30, 2010 was $2 million, and if recognized, would affect the effective tax rate. The Company recognizes interest related to unrecognized tax benefits in interest expense and recognizes penalties as part of the income tax provision. As of September 30, 2010 the Company’s accrual for interest and penalties was less than $1 million. The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. For jurisdictions in which the Company transacts significant business, tax years ended December 31, 2004 and later remain subject to examination by tax authorities. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months. The effective tax rate was 33% and 32% for the first nine months of 2009 and 2010, respectively.

Note 13. Legal Proceedings

On March 31, 2008, a class action lawsuit was filed by S&E Quick Lube Distributors, Inc. of Utah against several auto parts manufacturers for allegedly conspiring to fix prices for replacement oil, air, fuel and transmission filters. Several auto parts companies are named as defendants, including Champion Laboratories, Inc., Purolator Filters NA LLC, Honeywell International Inc., Cummins Filtration Inc., Donaldson Company, Baldwin Filters Inc., Bosch USA., Mann + Hummel USA Inc., ArvinMeritor Inc., United Components Inc. and Wix Filtration Corp LLC (“Wix Filtration”), one of our subsidiaries. The lawsuit is currently pending as a consolidated Multi-District Litigation (“MDL”) Proceeding in Chicago, IL because of multiple “tag-along” filings in several jurisdictions. Two suits have also been filed in the Canadian provinces of Ontario and Quebec. Wix Filtration, along with other named defendants, have filed various motions to dismiss plaintiffs’ complaints, which were denied by the court in December 2009. Several defendants, including Wix Filtration, refiled motions to dismiss based upon plaintiff’s most recent amended complaint. The court denied those motions in September 2010. As a result, discovery in the action continues and the deposition of plaintiffs’ main witness is scheduled to take place in December 2010. In October 2010, William Bunch, plaintiff’s main witness, filed a qui tam lawsuit joining in the case. Despite the U.S. Department of Justice closing its investigation in this matter, the State of Washington Attorney General issued Civil Investigative Demands to all defendants. We believe that Wix Filtration did not engage in any improper conduct and in any event did not have significant sales in this particular market at the relevant time periods so we do not expect the lawsuit to have a material adverse effect on our financial condition or results of operations. We will vigorously defend this matter.

DPH Holdings Corp., a successor to Delphi Corporation and certain of its affiliates (“Delphi”), served Affinia and certain of our other subsidiaries with a complaint to avoid over $17 million in allegedly preferential transfers, substantially all of which relate to allegedly preferential transfers involving our non-U.S. subsidiaries. Pursuant to certain court orders, Delphi filed its complaint in U.S. federal bankruptcy court (the “bankruptcy court”) under seal in October 2007, shortly before the expiration of the statute of limitations, and did not unseal the complaint and commence the service process until March 2010. Affinia and several other defendants filed motions to dismiss based on due process and other defenses connected to the unusual procedure Delphi used to conceal and delay the lawsuit. In late July, the bankruptcy court ruled in favor of non-U.S. defendants and dismissed all claims against those entities. We do not expect the remaining claims, which are still subject to strong procedural and substantive defenses, to have a material adverse effect on our financial condition or results of operations.

The Company has various accruals for civil liability, including product liability, and other costs. If there is a range of equally probable outcomes, we accrue at the lower end of the range. The Company had $1 million and $2 million accrued as of December 31, 2009 and September 30, 2010, respectively. There are no recoveries expected from third parties.

Note 14. Restructuring of Operations

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

The Company also continues to expect that the major components of such costs will be employee severance costs, asset impairment charges, and other costs (i.e. moving costs, environmental remediation, site clearance and repair costs) each of which we expect to represent approximately 43%, 19% and 38% respectively, of the total cost of the restructuring.

In connection with the comprehensive restructuring, we recorded $10 million in restructuring costs in the first nine months of 2010. The comprehensive and other restructuring costs are disclosed by period in the chart below and were recorded in selling, general and administrative expense, cost of sales and as part of discontinued operations.

Other Restructuring

At the end of 2009 we approved the closure of our distribution operations located in Mississauga, Ontario, Canada. The operations were closed by the end of the first quarter of 2010. The closure of this operation is part of the Company’s continuing effort to improve its distribution system and serve the replacement parts market effectively and efficiently. The closure is expected to result in the Company incurring pre-tax charges of approximately $5 million. The charges are comprised of employee severance costs of $1 million, lease termination costs of $2 million and other trailing liabilities of $2 million. We incurred approximately $3 million in costs in the first nine months of 2010 related to the closure of this facility. The distribution center operations in Mississauga were consolidated into other distribution facilities and will not be accounted for as a discontinued operation.

On May 3, 2010, we announced the closure of our brake manufacturing operations located in Maracay, Edo Aragua, Venezuela. The operations closed during the second quarter of 2010. These actions are expected to result in the Company incurring pre-tax charges of approximately $7 million, of which approximately $4 million will be future cash expenditures. The charges are comprised of employee severance costs of $3 million, asset impairments of $3 million, and other trailing liabilities of $1 million. We incurred approximately $6 million in costs in the first nine months of 2010 related to the closure of this facility and expect the remaining costs to be recognized during the last quarter of 2010. We still continue to distribute brake products in Venezuela which we import from other low cost manufacturing sources, so we have not accounted for this closure as a discontinued operation.

(Dollars in millions)	Discontinued Operations	Selling, General and Administrative Expenses	Cost of Sales	Total
Comprehensive Restructuring
2005	$—	$2	$21	$23
2006	1	38	1	40
2007	12	23	3	38
2008	12	27	1	40
2009	2	10	1	13
First nine months of 2010	—	9	1	10

Total Comprehensive Cost	27	109	28	$164

Other Restructuring
2009	—	1	—	1
First nine months of 2010	—	7	2	9

Total Other Restructuring Cost	—	8	2	10

Total Restructuring Cost	$27	$117	$30	$174

We forecast that the comprehensive restructuring program will result in approximately $166 million in restructuring costs, which exceeds preliminary expectations of $152 million. We anticipate that we will incur approximately $2 million more in comprehensive restructuring costs during 2010 to complete the closure of the previously announced facilities.

The restructuring charges for the comprehensive restructuring and further restructuring consist of employee termination costs, other exit costs and impairment costs. Severance costs are being accounted for in accordance with ASC Topic 420, “Exit or Disposal Cost Obligations” and ASC Topic 712, “Compensation—Nonretirement Postemployment Benefits.”

The following summarizes the restructuring charges and activity for all the Company’s restructuring programs for the nine months ended September 30, 2010:

Accrued Restructuring

(Dollars in millions)	Comprehensive	Other	Total
Balance at December 31, 2009	$6	$1	$7
Charges to expense:
Employee termination benefits	—	3	3
Asset write-offs expense	1	3	4
Other expenses	9	3	12

Total restructuring expenses	10	9	19
Cash payments and asset write-offs:
Cash payments	(9)	(7)	(16)
Asset retirements and other	(3)	(2)	(5)

Balance at September 30, 2010	$4	$1	$5

At September 30, 2010, $5 million of restructuring charges remained in other accrued expenses, relating to wage and healthcare continuation for severed employees and other termination costs. These remaining benefits are expected to be paid during 2010. The following table shows the restructuring expenses by segment:

(Dollars in millions)	Three Months Ended September 30, 2009	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2010
On and Off-highway segment	$3	$3	$4	$12
Brake South America segment	1	2	1	6
Corporate, eliminations and other	2	1	3	1

	6	6	8	19
Discontinued operations	—	—	1	—

Total	$6	$6	$9	$19

Note 15. Segment and Geographic Information

The products, customer base, distribution channel, manufacturing process and procurement are similar throughout all of the Company’s operations. However, due to different economic characteristics in the Company’s operations and in conformity with ASC Topic 280, “Segment Reporting,” the Company was previously presented as three separate reporting segments: (1) the On and Off-highway segment, which is composed of Filtration, Brake North America and Asia, Chassis and Commercial Distribution South America, (2) the Brake South America segment and (3) the Commercial Distribution Europe segment. All three segments are in the On and Off-highway industry but for segment reporting purposes we refer to the first segment as the On and Off-highway segment. Because of the sale of our Commercial Distribution Europe segment the Commercial Distribution Europe segment was classified as discontinued operations and, as such, is not presented in the net sales and operating profit segment tables below. See “Note 4. Discontinued Operation.” Segment net sales, operating profit, total assets, depreciation and capital expenditures were as follows:

	Net Sales
(Dollars in millions)	Three Months Ended September 30, 2009	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2010
On and Off-Highway segment	$479	$517	$1,340	$1,490
Brake South America segment	5	5	16	12
Corporate, eliminations and other	(4)	(3)	(14)	(12)

	$480	$519	$1,342	$1,490

	Operating Profit
(Dollars in millions)	Three Months Ended September 30, 2009	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2010
On and Off-Highway segment	$36	$49	$100	$128
Brake South America segment	(1)	(3)	(2)	(8)
Corporate, eliminations and other	(11)	(11)	(27)	(32)

	$24	$35	$71	$88

			Total Assets

(Dollars in millions)			December 31, 2009	September 30, 2010
On and Off-Highway segment			$1,318	$1,446
Brake South America segment			8	—
Corporate, eliminations and other			102	102
Assets of discontinued operations			55	—

			$1,483	$1,548

	Depreciation and Amortization
(Dollars in millions)	Three Months Ended September 30, 2009	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2010
On and Off-Highway segment	$7	$7	$18	$21
Brake South America segment	1	—	1	—
Corporate, eliminations and other	2	2	8	7

Total from continuing operations	10	9	27	28
Discontinued operations	—	—	1	—

	$10	$9	$28	$28

	Capital Expenditures
(Dollars in millions)	Three Months Ended September 30, 2009	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2010
On and Off-Highway segment	$9	$13	$19	$30
Brake South America segment	—	—	1	1
Corporate, eliminations and other	—	1	—	1

Total from continuing operations	9	14	20	32
Discontinued operations	—	—	2	—

	$9	$14	$22	$32

Net sales by geographic region were as follows:

(Dollars in millions)	Three Months Ended September 30, 2009	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2010
Brazil	$91	$107	$224	$304
Canada	27	37	79	107
Poland	39	36	98	106
Other countries	63	38	177	103

Total other countries	220	218	578	620
United States	260	301	764	870

	$480	$519	$1,342	$1,490

Long-lived assets by geographic region were as follows:

(Dollars in millions)	December 31, 2009	September 30, 2010
China	$71	$73
Canada	11	8
Brazil	10	10
Other Countries	51	63

Total Other Countries	143	154
United States	272	257

	$415	$411

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

(Dollars in millions)	Three Months Ended September 30, 2009	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2010
Brake products	$165	$181	$467	$487
Filtration products	186	190	541	576
Chassis products	39	40	116	123
Commercial Distribution South America products	94	111	232	316
Corporate, eliminations and other	(4)	(3)	(14)	(12)

	$480	$519	$1,342	$1,490

Note 16. Stock Option Plans

On July 20, 2005, we adopted a stock incentive plan with a maximum of 227,000 shares of common stock subject to awards. On August 25, 2010, we increased the number of shares of common stock subject to awards from 227,000 to 300,000. As of September 30, 2010, 99,263 shares had been awarded, which included vested shares of 97,263 and 2,000 unvested shares. Additionally, at September 30, 2010, there were 200,737 shares available for future stock option grants. Pursuant to the terms of the stock incentive plan, each option expires August 1, 2015.

We account for our employee stock options under the fair value method of accounting using a Black-Scholes model to measure stock-based compensation expense at the date of grant. Dividend yields were not a factor because there were no cash dividends declared during 2009 and the first nine months of 2010. Our weighted-average Black-Scholes fair value assumptions include:

	2009	2010
Weighted-average effective term	5.2 years	5.2 years
Weighted-average risk free interest rate	4.33%	4.26%
Weighted-average expected volatility	40.8%	41.4%
Weighted-average fair value of options (Dollars in millions)	$7	$7

The fair value of the stock option grants is amortized to expense over the vesting period. The Company reduces the overall compensation expense by a turnover rate consistent with historical trends. Stock-based compensation expense, which was recorded in selling, general and administrative expenses, and related income tax benefits were less than $1 million for each of the nine month periods ending September 30, 2009 and 2010. A summary of our stock-based compensation activity for the year ended December 31, 2009 and the nine months ended September 30, 2010 is presented below:

Outstanding at December 31, 2009	175,638
Granted	2,000
Exercised	(1,000)
Forfeited/expired	(77,375)

Balance at September 30, 2010	99,263

Note 17. Derivatives

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

The notional amount and fair value of our outstanding currency forward contracts were as follows:

(Dollars in millions)	Notional Amount	Asset Derivative	Liability Derivative
As of September 30, 2010	$114	$2	$1
As of December 31, 2009	$133	$—	$—

Note 18. Accounts Receivable Factoring

We have agreements with third party financial institutions to factor on a non-recourse basis certain receivables. The terms of the factoring arrangements provide for the factoring of certain U.S. Dollar-denominated or Canadian Dollar-denominated receivables, which are purchased at the face value amount of the receivable discounted at the annual rate of LIBOR plus a spread on the purchase date. The amount factored is not contractually defined by the factoring arrangements and our use will vary each month based on the amount of underlying receivables and the cash flow needs of the Company.

We began factoring our accounts receivable during the third quarter of 2010. During the third quarter the total accounts receivable factored was $52 million and the cost incurred on factoring was $1 million. Accounts receivable factored by the Company are accounted for as a sale and removed from the balance sheet at the time of factoring and the cost of the factoring is accounted for in other income.

Note 19. Subsequent Event – Option Exchange

On August 25, 2010, Affinia Group Holdings Inc. (“Holdings”), the direct parent of Affinia, commenced an offer to certain eligible holders of stock options to exchange their existing options to purchase shares of Holdings common stock for restricted stock unit awards (“RSUs”) with new vesting terms (the “Option Exchange”). Any RSUs granted in connection with the Option Exchange will be governed by the Affinia Group Holdings Inc. 2005 Stock Incentive Plan (“2005 Stock Plan”) and a new Restricted Stock Unit Award Agreement.

The RSUs will be subject to performance-based vesting restrictions, which will be modified from the existing performance and time-based vesting restrictions applicable to the currently outstanding options. The RSUs will generally vest if, on or prior to the date on which Cypress ceases to hold any remaining Holdings common stock, the RSU holder remains employed with Holdings through the date that either:

•

Cypress has received aggregate transaction proceeds in cash or marketable securities (not subject to escrow, lock-up, trading restrictions or claw-back) with respect to the disposition of more than 50% of its common equity interests in Holdings in an amount that represents a per-share equivalent value that is greater than or equal to two times the average per share price paid by Cypress for its aggregate common equity investment in Holdings; or

•	Holdings’ common stock trades on a public stock exchange at an average closing price of $225 (as adjusted for stock splits) over a 60 consecutive trading day period.

The Option election period commenced on August 25, 2010 and expired on September 24, 2010. The completion of the Option Exchange for the RSUs occurred on October 18, 2010 and 100% of the eligible option holders elected to participate. A total of 24 eligible employees and directors participated in the Option Exchange. In addition, three eligible employees and directors who did not have vested options received RSUs. Affinia Group Holdings Inc. accepted for exchange options to purchase a total of 61,868 shares of Holdings common stock. All surrendered options were cancelled in exchange for RSUs. The total RSUs issued on October 18, 2010 covered 235,000 shares of Holdings common stock. We are still in the process of completing the calculation to determine the amount of expense that will be recorded. We will estimate the fair value of restricted stock unit awards with time-based vesting using the value of our common stock on the date of grant, reduced by the present value of our common stock prior to vesting. We will estimate the fair value of market-based restricted stock units using a Monte Carlo simulation model on the date of grant.

Note 20. Financial Information for Guarantors and Non-Guarantors

Affinia Group Intermediate Holdings Inc. (presented as Parent in the following schedules), through its 100%-owned subsidiary, Affinia Group Inc. (presented as Issuer in the following schedules), issued the Secured Notes on August 13, 2009 in the principal amount of $225 million and Subordinated Notes on November 30, 2004 in the principal amount of $300 million. As of September 30, 2010 there were $225 million and $267 million of Secured Notes and Subordinated Notes outstanding, respectively. The notes were offered only to qualified institutional investors and certain persons in offshore transactions.

The Secured Notes are fully, unconditionally and jointly and severally guaranteed on a senior secured basis and the Subordinated Notes are fully, unconditionally and jointly and severally guaranteed on an unsecured senior subordinated basis. The Subordinated Notes are general obligations of the Issuer and guaranteed by the Parent and all of the Issuer’s wholly owned current and future domestic subsidiaries (the “Guarantors”). The Issuer’s obligations under the Secured Notes are guaranteed by the Guarantors and are secured by first-priority liens, subject to permitted liens and exceptions for excluded assets, on substantially all of the Issuer’s and the Guarantors’ tangible and intangible assets (excluding the ABL Collateral as defined below), including real property, fixtures and equipment owned or acquired in the future by the Issuer and the Guarantors (the “Non-ABL Collateral”) and are secured by second-priority liens on all accounts receivable, inventory, cash, deposit accounts, securities accounts and proceeds of the foregoing and certain assets related thereto held by the Issuer and the Guarantors, which constitute collateral under the asset-based revolving credit facility (the “ABL Revolver”) on a first-priority basis (the “ABL Collateral”).

The following unaudited information presents Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2009 and 2010, Condensed Consolidating Balance Sheets as of December 31, 2009 and September 30, 2010 and Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2009 and 2010 of (1) the Parent, (2) the Issuer, (3) the Guarantors, (4) the Non-Guarantors, and (5) eliminations to arrive at the information for the Company on a consolidated basis. Other separate financial statements and other disclosures concerning the Parent and the Guarantors are not presented because management does not believe that such information is material to investors.

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2009

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$308	$257	$(85)	$480
Cost of sales	—	—	(257)	(208)	85	(380)

Gross profit	—	—	51	49	—	100
Selling, general and administrative expenses	—	(13)	(36)	(27)	—	(76)

Operating profit (loss)	—	(13)	15	22	—	24
Other income (loss), net	—	5	(4)	—	—	1
Interest expense	—	(24)	—	—	—	(24)

Income (loss) from continuing operations before income tax provision, equity in income and noncontrolling interest	—	(32)	11	22	—	1
Income tax benefit (provision)	—	6	—	(6)	—	—
Equity in income, net of tax	(3)	25	14	—	(36)	—

Net income (loss) from continuing operations	(3)	(1)	25	16	(36)	1
(Loss) from discontinued operations, net of tax	—	—	—	(2)	—	(2)

Net income (loss)	(3)	(1)	25	14	(36)	(1)
Less: net income attributable to noncontrolling interest, net of tax	—	2	—	—	—	2

Net income (loss) attributable to the Company	$(3)	$(3)	$25	$14	$(36)	$(3)

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2009

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$902	$686	$(246)	$1,342
Cost of sales	—	—	(763)	(558)	246	(1,075)

Gross profit	—	—	139	128	—	267
Selling, general and administrative expenses	—	(25)	(104)	(67)	—	(196)

Operating (loss) profit	—	(25)	35	61	—	71
Gain on extinguishment of debt	—	8	—	—	—	8
Other income (loss), net	—	13	(12)	2	—	3
Interest expense	—	(51)	—	(1)	—	(52)

Income (loss) from continuing operations before income tax provision, equity in income and noncontrolling interest	—	(55)	23	62	—	30
Income tax benefit (provision)	—	5	—	(15)	—	(10)
Equity in income, net of tax	10	64	42	—	(116)	—

Net income from continuing operations	10	14	65	47	(116)	20
(Loss) from discontinued operations, net of tax	—	—	—	(5)	—	(5)

Net income	10	14	65	42	(116)	15
Less: Net income attributable to noncontrolling interest, net of tax	—	4	1	—	—	5

Net income attributable to the Company	$10	$10	$64	$42	$(116)	$10

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2010

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$327	$280	$(88)	$519
Cost of sales	—	—	(275)	(223)	88	(410)

Gross profit	—	—	52	57	—	109
Selling, general and administrative expenses	—	(9)	(38)	(27)	—	(74)

Operating (loss) profit	—	(9)	14	30	—	35
Gain on extinguishment of debt	—	—	—	—	—	—
Other income (loss), net	—	4	(4)	(1)	—	(1)
Interest expense	—	(16)	—	(1)	—	(17)

Income (loss) from continuing operations before income tax provision, equity in income and noncontrolling interest	—	(21)	10	28	—	17
Income tax provision	—	1	—	(6)	—	(5)
Equity in income, net of tax	11	32	23	1	(66)	1

Net income from continuing operations	11	12	33	23	(66)	13
(Loss) from discontinued operations, net of tax	—	—	—	—	—	—

Net income	11	12	33	23	(66)	13
Less: Net income attributable to noncontrolling interest, net of tax	—	1	1	—	—	2

Net income attributable to the Company	$11	$11	$32	$23	$(66)	$11

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2010

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$947	$798	$(255)	$1,490
Cost of sales	—	—	(794)	(643)	255	(1,182)

Gross profit	—	—	153	155	—	308
Selling, general and administrative expenses	—	(26)	(109)	(85)	—	(220)

Operating (loss) profit	—	(26)	44	70	—	88
Gain on extinguishment of debt	—	—	—	—	—	—
Other income (loss), net	—	13	(10)	(1)	—	2
Interest expense	—	(48)	—	(1)	—	(49)

Income (loss) from continuing operations before income tax provision, equity in income and noncontrolling interest	—	(61)	34	68	—	41
Income tax provision	—	5	—	(18)	—	(13)
Equity in income, net of tax	25	83	52	1	(160)	1

Net income from continuing operations	25	27	86	51	(160)	29
Income from discontinued operations, net of tax	—	—	—	1	—	1

Net income	25	27	86	52	(160)	30
Less: Net income attributable to noncontrolling interest, net of tax	—	2	3	—	—	5

Net income attributable to the Company	$25	$25	$83	$52	$(160)	$25

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

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor

Condensed Consolidating Balance Sheet

September 30, 2010

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$12	$3	$57	$—	$72
Restricted cash	—	—	—	13	—	13
Trade accounts receivable	—	—	195	136	—	331
Inventories, net	—	—	298	181	—	479
Other current assets	—	54	8	73	—	135

Total current assets	—	66	504	460	—	1,030
Investments and other assets	—	226	18	67	—	311
Intercompany investments	447	1,141	309	—	(1,897)	—
Intercompany receivables and payables	—	(346)	461	(115)	—	—
Property, plant and equipment, net	—	2	90	115	—	207

Total assets	$447	$1,089	$1,382	$527	$(1,897)	$1,548

Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$—	$14	$159	$82	$—	$255
Notes payable	—	—	—	23	—	23
Accrued payroll and employee benefits	—	12	12	16	—	40
Other accrued expenses	—	15	69	80	—	164

Total current liabilities	—	41	240	201	—	482
Deferred employee benefits and noncurrent liabilities	—	12	1	6	—	19
Long-term debt	—	570	—	11	—	581

Total liabilities	—	623	241	218	—	1,082
Total shareholder’s equity	447	466	1,141	309	(1,897)	466

Total liabilities and shareholder’s equity	$447	$1,089	$1,382	$527	$(1,897)	$1,548

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2009

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated Total
Operating activities
Net cash provided by (used in) operating activities	$—	$(47)	$11	$46	$—	$10
Investing activities
Change in restricted cash	—	—	—	(11)	—	(11)
Purchase of noncontrolling interest	—	(25)	—	—	—	(25)
Additions to property, plant and equipment	—	—	(11)	(11)	—	(22)

Net cash (used in) investing activities	—	(25)	(11)	(22)	—	(58)
Financing activities
Net increase in other short-term debt	—	—	—	11	—	11
Proceeds from Secured Notes	—	222	—	—	—	222
Repayment of senior term loan facility	—	(287)	—	—	—	(287)
Net proceeds from ABL Revolver	—	120	—	—	—	120
Payment of long-term debt	—	(10)	—	—	—	(10)
Payment of deferred financing costs	—	(22)	—	—	—	(22)

Net cash provided by financing activities	—	23	—	11	—	34
Effect of exchange rates on cash	—	—	—	4	—	4
Increase (decrease) in cash and cash equivalents	—	(49)	—	39	—	(10)
Cash and cash equivalents at beginning of the period	—	59	—	18	—	77

Cash and cash equivalents at end of the period	$—	$10	$—	$57	$—	$67

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2010

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated Total
Operating activities
Net cash provided by (used in) operating activities	$—	$3	$17	$11	$—	$31
Investing activities
Proceeds from the sale of affiliates	—	11	—	—	—	11
Change in restricted cash	—	—	—	(4)	—	(4)
Additions to property, plant and equipment	—	(1)	(13)	(18)	—	(32)
Other investing activities	—	—	(1)	—	—	(1)

Net cash provided by (used in) investing activities	—	10	(14)	(22)	—	(26)
Financing activities
Net increase in other short-term debt	—	—	—	9	—	9
Proceeds from other debt	—	—	—	3	—	3
Net proceeds from ABL Revolver	—	(10)	—	—	—	(10)

Net cash provided by financing activities	—	(10)	—	12	—	2
Effect of exchange rates on cash	—	—	—	—	—	—
Increase (decrease) in cash and cash equivalents	—	3	3	1	—	7
Cash and cash equivalents at beginning of the period	—	9	—	56	—	65

Cash and cash equivalents at end of the period	$—	$12	$3	$57	$—	$72

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Developments

In the fourth quarter of 2009 the Company committed to a plan to sell the Commercial Distribution Europe segment. In accordance with ASC Topic 360, the Commercial Distribution Europe segment qualified as a discontinued operation. The condensed consolidated statements of operations and the condensed consolidated balance sheets for all periods presented have been adjusted to reflect this segment as a discontinued operation. The Company entered into a Sale and Purchase Agreement with Klarius Group Limited (“KGL”) and Auto Holding Paris S.A.S. (“AHP”) (collectively, the “Purchaser”) on February 2, 2010 (the “Agreement”), pursuant to which KGL purchased the shares of Quinton Hazell Automotive Limited and Quinton Hazell Italia SpA and AHP purchased the shares of Quinton Hazell Deutschland GmbH and Affinia Holding S.A.S. (collectively, the “Group Companies”) for $12 million, subject to certain closing and post-closing purchase price adjustments. The Agreement also called for the Purchaser to assume debt of $2.6 million. We also retained the cash in the Group Companies. The business of the Group Companies and their subsidiaries consisted of manufacturing and distribution facilities in eight countries in Europe.

Effective January 1, 2010, we changed the rate used to translate our Venezuelan subsidiary’s transactions and balances from the official exchange rate of 2.15 VEF to the U.S. dollar to the parallel market rate, which ranged between 5.30 and 7.70 VEF to the U.S. dollar during the first nine months of 2010. The one-time devaluation had a $2 million negative impact on our pre-tax net income. For the first nine months of 2010, our Venezuela subsidiary represented approximately 1% of our consolidated net sales and it had a net loss attributable to the Company of $7 million. The Venezuelan subsidiary also had $9 million of total assets and $8 million of total liabilities as of September 30, 2010.

Affinia Group Inc. previously owned a 40% interest in, and was the primary beneficiary of, Affinia Acquisition LLC and was required to consolidate the VIE’s assets, liabilities and operating results in its consolidated financial statements. On September 1, 2010, Affinia’s parent Company, Affinia Group Holdings Inc., contributed the remaining 60% interest in Affinia Acquisition LLC to Affinia and Affinia contributed such interest to Affinia Group Inc. Consequently, the noncontrolling interest balance was decreased by $32 million and the additional paid-in capital was increased by $32 million. Affinia Group Inc. remains the primary beneficiary of Affinia Acquisition LLC.

Strategic Focus

In the last five years, the diversification of our manufacturing locations has transformed us from a domestic to a global manufacturer with a significant portion of our manufacturing base in lower labor cost countries. We are also focusing on growing our business in emerging markets as we continue to diversify our global manufacturing and distribution capabilities. We intend to continue expanding our global capabilities as we pursue our objective of becoming a world class on and off-highway replacement products and services company. Currently, we have manufacturing and distribution operations in North America, South America, Asia and Europe. Our net sales by continent are shown in the table below, excluding our Commercial Distribution Europe business unit, which we sold on February 2, 2010.

The following are major transformation projects:

•

Third quarter of 2010 - We have formed a friction company in China during the third quarter of 2010, in which we have an 85% ownership interest, with the intention to manufacture products in China and distribute these products in Asia and North America.

•

First quarter of 2010 - We formed a filtration company in China during the first quarter of 2010, in which we have an 85% ownership interest, with the intention to manufacture and distribute products principally in Asia. In the second quarter of 2010 construction of the filtration facility was commenced. We anticipate that we will begin manufacturing filtration products in the first half of 2011.

•

2009 and 2010 - Our Brazilian distribution company opened one new branch in 2009 and we plan on opening two new branches and a new warehouse in 2010. The new branches have contributed to the growth in the Brazilian distribution company.

•

Fourth quarter of 2008 - Effective October 31, 2008, we purchased an 85% controlling interest in Haimeng, one of the world’s largest drum and rotor manufacturing companies. Haimeng has over 1 million square feet of modern manufacturing and machining capacity.

•	Fourth quarter of 2008 - We started production of brake products at a new facility in northern Mexico. We have recently ramped up this new facility to its full capabilities.

•

Fourth quarter of 2008 - We completed our 50% owned manufacturing site in India. The initial testing and manufacturing of brake friction products began during the fourth quarter of 2008, and initial shipments began in the first quarter of 2009. We have ramped up to full capacity at this facility as of the end of the first quarter 2010.

•

Third quarter of 2007 - Our first filter manufacturing operation in Mexico opened in the third quarter of 2007. During 2008, the manufacturing operation was brought up to its full capabilities. This operation serves markets in both North America and Central America. We are expanding our distribution capabilities at this operation to increase our sales in the Mexican market.

•

Second quarter of 2007 - We opened a new filter manufacturing plant in Ukraine on April 1, 2007 to help meet increased demand for filtration products in Eastern Europe. The plant became fully operational in 2009.

The chart below illustrates our global change in square footage from December 31, 2004 to September 30, 2010, excluding our Commercial Distribution Europe business unit, which we sold on February 2, 2010.

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

In connection with the comprehensive restructuring, we have recorded $164 million in restructuring costs to date and we expect to record an additional $2 million in comprehensive restructuring costs for the remainder of the comprehensive restructuring plan. As part of the restructuring plans, on February 2, 2010, we sold our Commercial Distribution Europe business unit for approximately $12 million, subject to certain post-closing purchase price adjustments.

Other Restructuring

At the end of 2009, we approved the closure of our distribution operations located in Mississauga, Ontario, Canada. The operations closed at the end of the first quarter of 2010. The Mississauga distribution facilities will be replaced by our other distribution facilities and as a result, will not be deemed to be a discontinued operation. The closure of this operation was part of the Company’s continuing effort to improve its distribution system and serve the replacement parts market effectively and efficiently. This closure is expected to result in the Company incurring pre-tax charges of approximately $5 million. The charges are comprised of employee severance costs of approximately $1 million, lease termination costs of approximately $2 million and other trailing liabilities of approximately $2 million. We incurred approximately $3 million in costs in the first nine months of 2010 related to the closure of this facility.

On May 3, 2010, we announced the closure of our brake manufacturing operations located in Maracay, Edo Aragua, Venezuela. The operations closed during the second quarter of 2010. These actions are expected to result in the Company incurring pre-tax charges of approximately $7 million, of which approximately $4 million will be future cash expenditures. The charges are comprised of employee severance costs of $3 million, asset impairments of $3 million, and other trailing liabilities of $1 million. We incurred approximately $6 million in costs in the first nine months of 2010 related to the closure of this facility and expect the remaining costs to be recognized during the last quarter of 2010. We will still continue to distribute brake products in Venezuela, which we import from other low cost manufacturing sources, so we have not accounted for this closure as a discontinued operation.

The restructuring costs are recorded in selling, general and administrative expenses, cost of sales and as part of discontinued operations as illustrated in the chart below:

(Dollars in millions)	Discontinued Operations	Selling, General and Administrative Expenses	Cost of Sales	Total
Comprehensive Restructuring
2005	$—	$2	$21	$23
2006	1	38	1	40
2007	12	23	3	38
2008	12	27	1	40
2009	2	10	1	13
First nine months of 2010	—	9	1	10

Total Comprehensive Restructuring Cost	$27	$109	$28	$164
Other Restructuring
2009	—	1	—	1
First nine months of 2010	—	7	2	9

Total Other Restructuring Cost	—	8	2	10

Total Restructuring Cost	$27	$117	$30	$174

The restructuring plans have had a favorable impact on our gross margin over the last five years as shown in the chart below. The gross margin has increased from 13.8% in 2005 to 21.0% for the last twelve months ending with September 30, 2010. The chart shows the consolidated gross margin without the Commercial Distribution Europe segment and shows the gross margin of the Commercial Distribution Europe segment.

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

Three months ended September 30, 2009 compared to the three months ended September 30, 2010

Net sales. Consolidated net sales increased $39 million in the third quarter of 2010 in comparison to the third quarter of 2009 due mainly to improved market conditions offset by unfavorable foreign currency translation effects of $3 million. The following table summarizes the consolidated net sales results for the three months ended September 30, 2009 and the consolidated net sales results for the three months ended September 30, 2010:

(Dollars in millions)	Consolidated Three Months Ended September 30, 2009	Consolidated Three Months Ended September 30, 2010	Dollar Change	Percent Change	Currency Effect (1)
Net sales
Filtration products	$186	$190	$4	2%	$(9)
Brake North America and Asia products	160	176	16	10%	1
Commercial Distribution South America products	94	111	17	18%	7
Chassis products	39	40	1	3%	—

On and Off-highway segment	479	517	38	8%	(1)
Brake South America segment	5	5	—	—	(2)
Corporate, eliminations and other	(4)	(3)	1	25%	—

Total net sales	$480	$519	$39	8%	$(3)

(1)	The currency effect was calculated by comparing the local currency net sales for all international locations for both periods at the current year exchange rate to determine the impact of the currency on the third quarter of 2010. These currency effects provide a clearer understanding of the operating results of our foreign entities because they exclude the varying effects that changes in foreign currency exchange rates may have on those results.

On and Off-highway segment products sales increased due to the following:

(1)	Filtration products sales increased in the third quarter of 2010 in comparison to the third quarter of 2009 by $4 million. Sales increased $9 million in the improving U.S. and Canadian markets and $4 million in Venezuela. The growth was offset by unfavorable foreign currency translation effects of $9 million, which was mainly due the devaluation in Venezuela. For the third quarter of 2009 we utilized the official exchange rate in Venezuela, which was 2.15 VEF to U.S. dollar. Effective January 1, 2010, we changed the rate used to translate our Venezuelan subsidiary’s transactions and balances from the official exchange rate to the parallel exchange rate, which was 5.3 VEF to the U.S. dollar during the third quarter of 2010. The devaluation resulted in unfavorable currency translation effects of $8 million in Venezuela.

(2)	Brake North America and Asia products sales increased in the third quarter of 2010 in comparison to the third quarter of 2009, primarily due to improved market conditions and increased sales in China. Sales increased $8 million in the third quarter of 2010 in comparison to the third quarter of 2009 in the United States due to improved market conditions and the addition of new business with new customers and existing customers. Additionally, our drum and rotor manufacturer in China, which we acquired in 2008, increased its sales by $6 million to third party customers in China and other countries in the third quarter of 2010 compared to third quarter of 2009.

(3)	Commercial Distribution South America products sales increased in the third quarter of 2010 in comparison to the third quarter of 2009 partially due to favorable foreign currency translation effects of $7 million. Excluding currency effects, our sales grew by 11% in the third quarter of 2010 in comparison to the third quarter of 2009. This growth was due to improved market conditions, the opening of new distribution locations and the introduction of motorcycle applications, heavy duty applications and related accessories.

(4)	Chassis products sales increased in the third quarter of 2010 in comparison to the third quarter of 2009 due to an improvement in general market conditions and new business.

Brake South America segment products sales were the same amount for the third quarter of 2010 and the third quarter of 2009. The devaluation of the Venezuelan currency resulted in a decrease in sales of $2 million for the third quarter offset by increased sales in Uruguay and Venezuela.

The following table summarizes the consolidated results for the three months ended September 30, 2009 and the consolidated results for the three months ended September 30, 2010:

(Dollars in millions)	Consolidated Three Months Ended September 30, 2009	Consolidated Three Months Ended September 30, 2010	Dollar Change	Percent Change
Net sales	$480	$519	$39	8%
Cost of sales(1)	(380)	(410)	(30)	8%

Gross profit	100	109	9	9%
Gross margin	21%	21%
Selling, general and administrative expenses(2)	(76)	(74)	2	-3%
Selling, general and administrative expenses as a percent of sales	16%	14%

Operating profit (loss)
On and Off-highway segment	36	49	13	36%
Brake South America segment	(1)	(3)	(2)	-200%
Corporate, eliminations and other	(11)	(11)	—	NM

Operating profit	24	35	11	46%
Operating margin	5%	7%
Other income (loss), net	1	(1)	(2)	NM
Interest expense	(24)	(17)	7	29%

Income from continuing operations, before income tax provision, equity in income and noncontrolling interest	1	17	16	NM
Income tax provision	—	(5)	(5)	100%
Equity in income, net of tax	—	1	1	NM

Net income from continuing operations	1	13	12	NM
(Loss) from discontinued operations, net of tax	(2)	—	2	100%

Net income (loss)	(1)	13	14	NM
Less: net income attributable to noncontrolling interest, net of tax	2	2	—	NM

Net income (loss) attributable to the Company	$(3)	$11	$14	NM

(1)	We recorded no restructuring costs and $2 million in restructuring costs in cost of sales in the third quarter of 2009 and 2010, respectively.
(2)	We recorded $6 million and $4 million of restructuring costs in selling, general and administrative expenses for the third quarter of 2009 and 2010, respectively.
NM	(Not Meaningful)

Gross profit/Gross margin. The gross profit increased by $9 million during the third quarter of 2010 in comparison to the third quarter of 2009. Gross margin increased marginally in the third quarter of 2010 to 21.0% from 20.8% in the third quarter of 2009. The gross margin percentage in the third quarter of 2010 increased despite a 24% increase in freight costs. The increase in gross margin during the third quarter of 2010 was primarily due to an increase in sales volume, currency effects and due to the effects of our comprehensive restructuring program. The comprehensive restructuring program began at the end of 2005 and will be completed by the end of 2010. Due to the comprehensive restructuring program the operating costs in the third quarter of 2010 in comparison to the third quarter of 2009 as a percent of sales decreased. The improvement in gross margin was also due to $2 million of favorable currency translation effects.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the third quarter of 2010 decreased $2 million from the third quarter of 2009 due to a $2 million decrease in restructuring costs.

Operating profit/Operating margin. Operating profit increased by $11 million in the third quarter of 2010 in comparison to the third quarter of 2009. The operating margin increased from 5% in the third quarter of 2009 to 7% in the third quarter of 2010. The increase in operating profit was mainly due to an increase in gross margin. Operating profit in our On and Off-Highway segment increased by $13 million in the third quarter of 2010 in comparison to the third quarter of 2009 due primarily to the increased gross margin. Offsetting this increase was a decrease of approximately $2 million in our Brake South America segment, which was mainly due to the $2 million of restructuring costs recorded in our Venezuela Brake facility during the third quarter of 2010 related to asset impairments.

Interest expense. Interest expense decreased by $7 million in the third quarter of 2010 in comparison to the third quarter of 2009 due to refinancing related expenses in the third quarter of 2009 of $10 million offset by higher interest rates on our new debt structure. On August 13, 2009 we refinanced our former term loan facility, revolving credit facility and accounts receivable facility. The refinancing consisted of the ABL Revolver and the Secured Notes, the proceeds of which were used to repay outstanding borrowings under our former term loan facility, revolving credit facility and accounts receivable facility, as well as to settle interest rate derivatives and to pay fees and expenses related to the refinancing. We recorded a write-off of $5 million to interest expense for unamortized debt issue costs associated with the former term loan facility, revolving credit facility and the accounts receivable facility. We also recorded $4.4 million in settlement costs and $0.2 million of accrued interest related to the termination of our interest rate swap agreements.

Income tax provision. The income tax provision was $5 million and less than $1 million for the third quarter of 2010 and 2009, respectively. The loss on income before taxes was lower in 2010 in high tax rate jurisdictions resulting in a higher tax benefit in the third quarter of 2009 offset by a nonrecurring item.

(Loss) from discontinued operations, net of tax. The discontinued operations net loss was $2 million and zero in the third quarter of 2009 and 2010, respectively. The sale of our Commercial Distribution Europe segment was consummated on February 2, 2010.

Net income (loss). Net income was $14 million higher in the third quarter of 2010 mainly due to the increased gross margin and lower interest expense.

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2010

Net sales. Consolidated net sales increased $148 million in the first nine months of 2010 in comparison to the first nine months of 2009 due in part to favorable currency translation effects of $31 million. The following table summarizes the consolidated net sales results for the nine months ended September 30, 2009 and the consolidated net sales results for the nine months ended September 30, 2010:

(Dollars in millions)	Consolidated Nine Months Ended September 30, 2009	Consolidated Nine Months Ended September 30, 2010	Dollar Change	Percent Change	Currency Effect (1)
Net sales
Filtration products	$541	$576	$35	6%	$(14)
Brake North America and Asia products	451	475	24	5%	8
Commercial Distribution South America products	232	316	84	36%	42
Chassis products	116	123	7	6%	2

On and Off-highway segment	1,340	1,490	150	11%	38
Brake South America segment	16	12	(4)	-25%	(7)
Corporate, eliminations and other	(14)	(12)	2	14%	—

Total net sales	$1,342	$1,490	$148	11%	$31

(1)	The currency effect was calculated by comparing the local currency net sales for all international locations for both periods at the current year exchange rate to determine the impact of the currency on the first nine months of 2010. These currency effects provide a clearer understanding of the operating results of our foreign entities because they exclude the varying effects that changes in foreign currency exchange rates may have on those results.

On and Off-highway segment products sales increased due to the following:

(1)	Filtration products sales increased in the first nine months of 2010 in comparison to the first nine months of 2009 due in part to increased sales in our Polish operation and due to improving markets. Sales increased $29 million due to the improving U.S. and Canadian markets, $14 million due to our Polish operation’s gaining market share in Western and Eastern Europe and due to $6 million in additional volumes in other countries. The increased sales were offset by $14 million of unfavorable currency translations which were comprised of unfavorable currency translation effects in Venezuela of $23 million, favorable currency translation effects of $5 million related to Poland and an additional $4 million of favorable currency effects in three other countries.

(2)	Brake North America and Asia products sales increased in the first nine months of 2010 in comparison to the first nine months of 2009 mainly due to $8 million in favorable currency translation effects. The increase was also attributable to improvement in market conditions and new business from new customers or existing customers in the first nine months of 2010. Additionally, our drum and rotor manufacturer in China, which we acquired in 2008, increased its sales by $10 million to third party customers in China and other countries in the first nine months of 2010 compared to the first nine months of 2009.

(3)	Commercial Distribution South America products sales increased in the first nine months of 2010 in comparison to the first nine months of 2009 partially due to favorable foreign currency translation effects of $42 million. The Brazilian Real weakened significantly in the first half of 2009 and then strengthened in the last half of the year and has remained strong in 2010. Excluding currency effects, our sales grew by 18% in the first nine months of 2010 in comparison to the first nine months of 2009. This growth was due to improved market conditions, the opening of new distribution locations and the introduction of motorcycle applications, heavy duty applications and related accessories.

(4)	Chassis products sales increased in the first nine months of 2010 in comparison to the first nine months of 2009 due to an improvement in general market conditions, new business and favorable currency translation effects of $2 million related to the Canadian Dollar. Additionally, sales increased due to new business with new customers and existing customers.

Brake South America segment products sales for the first nine months of 2010 decreased in comparison to the first nine months of 2009. The devaluation of the Venezuelan currency resulted in a decrease in sales of $7 million for first nine months of 2010 offset by additional volumes in Venezuela and Uruguay.

The following table summarizes the consolidated results for the nine months ended September 30, 2009 and the consolidated results for the nine months ended September 30, 2010:

(Dollars in millions)	Consolidated Nine Months Ended September 30, 2009	Consolidated Nine Months Ended September 30, 2010	Dollar Change	Percent Change
Net sales	$1,342	$1,490	$148	11%
Cost of sales(1)	(1,075)	(1,182)	(107)	10%

Gross profit	267	308	41	15%
Gross margin	20%	21%
Selling, general and administrative expenses(2)	(196)	(220)	(24)	12%
Selling, general and administrative expenses as a percent of sales	15%	15%

Operating profit (loss)
On and Off-highway segment	100	128	28	28%
Brake South America segment	(2)	(8)	(6)	-300%
Corporate, eliminations and other	(27)	(32)	(5)	-19%

Operating profit	71	88	17	24%
Operating margin	5%	6%
Gain on extinguishment of debt	8	—	(8)	-100%
Other income, net	3	2	(1)	-33%
Interest expense	(52)	(49)	3	6%

Income from continuing operations, before income tax provision, equity in income and noncontrolling interest	30	41	11	37%
Income tax provision	(10)	(13)	(3)	30%
Equity in income, net of tax	—	1	1	NM

Net income from continuing operations	20	29	9	45%
Income (loss) from discontinued operations, net of tax	(5)	1	6	120%

Net income	15	30	15	100%
Less: net income attributable to noncontrolling interest, net of tax	5	5	—	NM

Net income attributable to the Company	$10	$25	$15	150%

(1)	We recorded no restructuring cost in cost of sales for the first nine months of 2009 and recorded $3 million of restructuring cost for the first nine months of 2010.
(2)	We recorded $8 million and $16 million of restructuring costs in selling, general and administrative expenses for the first nine months of 2009 and 2010, respectively.
NM	(Not Meaningful)

Gross profit/Gross margin. The gross profit increased by $41 million during the first nine months of 2010 in comparison to the first nine months of 2009. Gross margin increased in the first nine months of 2010 to 20.7% from 19.9% in the first nine months of 2009. The gross margin percentage in the first nine months of 2010 increased despite a 22% increase in freight costs. The increase in gross margin during the third quarter of 2010 was primarily due to an increase in sales volume, currency effects and the effects of our comprehensive restructuring program. The comprehensive restructuring program began at the end of 2005 and will be completed by the end of 2010. Due to the comprehensive restructuring program the operating costs in the third quarter of 2010 in comparison to the third quarter of 2009 as a percent of sales decreased. The improvement in gross margin includes $12 million of favorable currency translation effects.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the first nine months of 2010 increased $24 million from the first nine months of 2009 due to restructuring expenses, payroll related costs, insurance related expenses, advertising, information technology expenses and professional fees. The restructuring costs increased $8 million in the first nine months of 2010 in comparison to 2009, which was mainly related to our Brake North America and Venezuela operations. The advertising and payroll related costs increased $9 million related to improved market and economic conditions of the Company.

Operating profit/Operating margin. Our operating profit increased in the first nine months of 2010 in comparison to the first nine months of 2009. The operating margin increased from 5% in the first nine months of 2009 to 6% in the first nine months of 2010. The increase in operating profit was due an improvement in gross margin and an increase in sales volume. The On and Off-Highway segment operating profit increased in the first nine months of 2010 in comparison to the first nine months of 2009 due to the improved gross margin and increased sales. The Brake South America segment operating loss increased in the first nine months of 2010 due to the restructuring costs related to the closure of our Maracay, Venezuela manufacturing plant. The Corporate, eliminations and other operating loss increased by $5 million due primarily to increased general and administrative expenses.

Gain on extinguishment of debt. In June of 2009 Affinia Group Holdings Inc. purchased in the open market approximately $33 million principal amount of Affinia Group Inc.’s 9% senior subordinated notes due 2014 and thereafter contributed such notes to Affinia Group Intermediate Holdings Inc., who contributed such notes to Affinia Group Inc. Affinia Group Inc. promptly surrendered such purchased notes for cancellation which resulted in a pre-tax gain on the extinguishment of debt of $8 million in the first nine months of 2009.

Interest expense. Interest expense decreased by $3 million in the first nine months of 2010 in comparison to the first nine months of 2009 due to refinancing related expenses in the third quarter of 2009 of $10 million offset by higher interest rates on our new debt structure. On August 13, 2009 we refinanced our former term loan facility, revolving credit facility and accounts receivable facility. The refinancing consisted of the ABL Revolver and the Secured Notes, the proceeds of which were used to repay outstanding borrowings under our former term loan facility, revolving credit facility and accounts receivable facility, as well as to settle interest rate derivatives and to pay fees and expenses related to the refinancing. We recorded a write-off of $5 million to interest expense for unamortized debt issue costs associated with the former term loan facility, revolving credit facility and the accounts receivable facility. We also recorded $4.4 million in settlement costs and $0.2 million of accrued interest related to the termination of our interest rate swap agreements.

Income tax provision. The income tax provision was $13 million and $10 million for the first nine months of 2010 and 2009, respectively. The effective tax rate was similar for both 2010 and 2009.

Net income. Net income increased by $15 million in the first nine months of 2010 in comparison to the first nine months of 2009 due mainly to the increase in gross profit.

Liquidity and Capital Resources

Our primary source of liquidity is cash flow from operations and available borrowings from our ABL Revolver. On August 13, 2009 we refinanced our former term loan facility, revolving credit facility and accounts receivable facility. The refinancing consisted of the ABL Revolver and the Secured Notes, the proceeds of which were used to repay outstanding borrowings under our former term loan facility, revolving credit facility and accounts receivable facility, as well as to settle interest rate derivatives and to pay fees and expenses related to the refinancing. Our significant liquidity requirements are expected to be primarily for debt servicing, working capital, restructuring obligations and capital spending.

We are significantly leveraged as a result of the Acquisition and the refinancing that occurred in 2009. Affinia Group Inc. issued the Subordinated Notes in connection with the Acquisition and issued the Secured Notes and entered into the ABL Revolver in connection with the refinancing. As of September 30, 2010, we had $604 million in aggregate indebtedness. As of September 30, 2010, we had an additional $199 million of borrowing capacity available under our ABL Revolver after giving effect to $16 million in outstanding letters of credit, none of which was drawn against, and $3 million for borrowing base reserves. In addition, we had cash and cash equivalents of $65 million and $72 million as of December 31, 2009 and September 30, 2010, respectively.

We spent $22 million and $32 million on capital expenditures during the first nine months of 2009 and 2010, respectively. Based on the current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our ABL Revolver, will be adequate to meet liquidity needs. The cash flow from operations on an annual basis has historically been adequate to meet our liquidity needs. However, during the first half of the year, cash flows from operations are typically not sufficient to meet our liquidity needs, and we therefore utilize our ABL Revolver to bridge our financing needs until the second half of the year.

Asset Based Credit Facilities

Overview. On August 13, 2009, Affinia Group Inc. and certain of its subsidiaries entered into a four-year $315 million ABL Revolver maturing in 2013, of which $80 million was outstanding at September 30, 2010, that includes (i) a revolving credit facility of up to $295 million for borrowings solely to the U.S. domestic borrowers (the “U.S. Facility”), including (a) a $40 million sub-limit for letters of credit and (b) a $30 million swingline facility and (ii) a revolving credit facility of up to $20 million for Canadian Dollar denominated revolving loans solely to a Canadian borrower (the “Canadian Facility”). Availability under the ABL Revolver is based upon monthly (or more frequent under certain circumstances) borrowing base valuations of Affinia Group Inc.’s eligible inventory and accounts receivable and is reduced by certain reserves in effect from time to time.

Guarantees and Collateral. The indebtedness, obligations and liabilities under the U.S. Facility are unconditionally guaranteed jointly and severally on a senior secured basis by Affinia, and certain of its current and future U.S. subsidiaries, and are secured by a first-priority lien on accounts receivable, inventory, cash, deposit accounts, securities accounts and proceeds of the foregoing and certain assets related thereto and a second-priority lien on the collateral securing the Secured Notes (collectively, the “U.S. Collateral”).

The indebtedness, obligations and liabilities under the Canadian Facility are unconditionally guaranteed jointly and severally on a senior secured basis by Affinia, certain of its current and future U.S. subsidiaries and certain of its Canadian subsidiaries and are also secured by the U.S. Collateral and by a first-priority lien on substantially all of the Canadian borrower’s and the Canadian guarantors’ existing and future assets, including, but not limited to, accounts receivable and inventory (but excluding owned real property and the capital stock of any non-U.S. and non-Canadian subsidiaries of the Canadian borrower or the Canadian guarantors).

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

Senior Notes

Overview. In November 2004, Affinia Group Inc. issued $300 million aggregate principal amount of the Subordinated Notes, which bear interest at a rate of 9% and mature on November 30, 2014, pursuant to an indenture dated as of November 30, 2004 (the “senior subordinated indenture”). Subsequently, in connection with our refinancing in August 2009, Affinia Group Inc. issued $225 million aggregate principal amount of the Secured Notes (together with the Subordinated Notes, the “Senior Notes”), which bear interest at a rate of 10.75% and mature on August 15, 2016, pursuant to an indenture dated as of August 13, 2009 (the “senior secured indenture” and, together with the senior subordinated indenture, the “senior indentures”). As of September 30, 2010, $267 million principal amount of the Subordinated Notes was outstanding and $223 million principal amount of the Secured Notes was outstanding, net of a $2 million issue discount which is being amortized until the Secured Notes mature.

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

Cash Flows

Net cash provided by operating activities

Net cash provided by operating activities for the nine months ended September 30, 2009 and 2010 was a $10 million and $31 million source of cash, respectively. The following table summarizes significant changes in our operating activities:

(Dollars in millions)	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2010
Net income	$15	$30
Gain on extinguishment of debt	(8)	—
Change in trade account receivable	(49)	(40)
Change in inventories	39	(48)
Change in other current operating liabilities	(26)	75
Change in other current operating assets	(20)	(12)

Subtotal	(49)	5
Other changes in operating activities	59	26

Net cash provided by operating activities	$10	$31

Gain on extinguishment of debt – The retirement of $33 million of notes during the second quarter of 2009 resulted in a pre-tax gain on the extinguishment of debt of $8 million.

Inventories – The change in inventories was a $48 million use of cash in the first nine months of 2010 and a $39 million source of cash in the first nine months of 2009. The change from source to use of cash was primarily due to increased demand and sales in 2010 in comparison to the same period last year. There was a concerted effort to reduce inventories in 2009 due to the economic downturn, which resulted in a source of cash in that year.

Change in other current operating liabilities – The change in other current operating liabilities was a $75 million source of cash during the first nine months of 2010 as compared to a $26 million use of cash in the first nine months of 2009. The change from a source of cash to use of cash was primarily due to accounts payable, which was a $33 million use of cash during the first nine months of 2009 and a $53 million source of cash during the first nine months of 2010. Accounts payable fluctuates from quarter to quarter due to the timing of payments.

Net cash used in investing activities

Net cash used in investing activities for the first nine months of 2009 and 2010 was a use of cash of $58 million and $26 million, respectively. The majority of the change related to acquiring an additional interest in Affinia Acquisition LLC last year for $25 million and $11 million of proceeds from the sale of an affiliate in the current year. The Company entered into a Sale and Purchase Agreement with KGL and AHP on February 2, 2010, pursuant to which KGL purchased the shares of Quinton Hazell Automotive Limited and Quinton Hazell Italia SpA and AHP purchased the shares of Quinton Hazell Deutschland GmbH and Affinia Holding S.A.S. for $12 million, subject to certain closing and post-closing purchase price adjustments. As of September 30, 2010 we have received $11 million in cash.

Net cash provided by financing activities

Net cash provided by financing activities for the first nine months of 2009 and 2010 was a source of cash of $34 million and $2 million, respectively. The significant activity in financing activities occurred in the third quarter of 2009 due to the refinancing of a portion of our then-existing debt. We settled the former term loan facility by paying $287 million. The refinancing included a source of cash of $222 million from the Secured Notes. We also had $260 million of borrowings and $140 million of payments on the new ABL Revolver and $22 million of fees and other associated financing costs.

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

Our foreign currency exchange rate risk management efforts primarily focus upon operationally managing the net amount of non-functional currency denominated monetary assets and liabilities. In addition, we routinely execute short-term currency exchange rate forward contracts with the intent to mitigate the earnings impact related to the re-measurement process. At September 30, 2010, we had currency exchange rate derivatives with an aggregate notional value of $114 million having fair values of $2 million in assets and $1 million in liabilities.

Interest Rate Risk

We are exposed to the risk of rising interest rates to the extent that we fund our operations with short-term or variable-rate borrowings. At September 30, 2010, our aggregate debt outstanding was $604 million. The total amount of interest bearing debt, which excludes $2 million of discount on the Secured Notes, was $606 million as of September 30, 2010. This consisted of $95 million of floating-rate debt and $511 million of fixed-rate debt.

Pursuant to our written interest rate risk management policy we actively monitor and manage our fixed versus floating rate debt composition within a specified range. At quarter-end, fixed rate debt comprised approximately 84% of our total debt. Based on the amount of floating-rate debt outstanding at September 30, 2010, a 1% rise in interest rates would result in insignificant incremental interest expense.

At September 30, 2010, the majority of our floating-rate debt relates to $80 million of borrowings under our ABL Revolver. The interest expense related to the ABL Revolver is LIBOR based and subject to a 1.5% LIBOR rate floor. If the LIBOR rate remains less than 1.00%, a 50 basis point change in the level of interest rates would not affect the cost of our ABL Revolver borrowings nor would it materially impact our consolidated interest expense.

Commodity Price Risk Management

We are exposed to adverse price movements or surcharges related to commodities that are used in the normal course of business operations. Management actively seeks to negotiate contractual terms with our customers and suppliers to limit the potential financial impact related to these exposures.

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2010. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, the design and operation of the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls are effective to accomplish their objectives.

During the quarter ended September 30, 2010, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 31, 2008, a class action lawsuit was filed by S&E Quick Lube Distributors, Inc. of Utah against several auto parts manufacturers for allegedly conspiring to fix prices for replacement oil, air, fuel and transmission filters. Several auto parts companies are named as defendants, including Champion Laboratories, Inc., Purolator Filters NA LLC, Honeywell International Inc., Cummins Filtration Inc., Donaldson Company, Baldwin Filters Inc., Bosch USA., Mann + Hummel USA Inc., ArvinMeritor Inc., United Components Inc. and Wix Filtration Corp LLC (“Wix Filtration”), one of our subsidiaries. The lawsuit is currently pending as a consolidated Multi-District Litigation (“MDL”) Proceeding in Chicago, IL because of multiple “tag-along” filings in several jurisdictions. Two suits have also been filed in the Canadian provinces of Ontario and Quebec. Wix Filtration, along with other named defendants, have filed various motions to dismiss plaintiffs’ complaints, which were denied by the court in December 2009. Several defendants, including Wix Filtration, refiled motions to dismiss based upon plaintiff’s most recent amended complaint. The court denied those motions in September 2010. As a result, discovery in the action continues and the deposition of plaintiffs’ main witness is scheduled to take place in December 2010. In October 2010, William Bunch, plaintiff’s main witness, filed a qui tam lawsuit joining in the case. Despite the U.S. Department of Justice closing its investigation in this matter, the State of Washington Attorney General issued Civil Investigative Demands to all defendants. We believe that Wix Filtration did not engage in any improper conduct and in any event did not have significant sales in this particular market at the relevant time periods so we do not expect the lawsuit to have a material adverse effect on our financial condition or results of operations. We will vigorously defend this matter.

DPH Holdings Corp., a successor to Delphi Corporation and certain of its affiliates (“Delphi”), served Affinia and certain of our other subsidiaries with a complaint to avoid over $17 million in allegedly preferential transfers, substantially all of which relate to allegedly preferential transfers involving our non-U.S. subsidiaries. Pursuant to certain court orders, Delphi filed its complaint in U.S. federal bankruptcy court (the “bankruptcy court”) under seal in October 2007, shortly before the expiration of the statute of limitations, and did not unseal the complaint and commence the service process until March 2010. Affinia and several other defendants filed motions to dismiss based on due process and other defenses connected to the unusual procedure Delphi used to conceal and delay the lawsuit. In late July, the bankruptcy court ruled in favor of non-U.S. defendants and dismissed all claims against those entities. We do not expect the remaining claims, which are still subject to strong procedural and substantive defenses, to have a material adverse effect on our financial condition or results of operations.

The Company has various accruals for civil liability, including product liability, and other costs. If there is a range of equally probable outcomes, we accrue at the lower end of the range. The Company had $1 million and $2 million accrued as of December 31, 2009 and September 30, 2010, respectively. There are no recoveries expected from third parties.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Form 10-Q for the quarter ended June 30, 2010, which could materially affect our business, financial condition or future results. The risks described in our Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 5.	Other Information

On August 25, 2010, Affinia Group Holdings Inc. (“Holdings”), the direct parent of Affinia, commenced an offer to certain eligible holders of stock options to exchange their existing options to purchase shares of Holdings common stock for restricted stock unit awards (“RSUs”) with new vesting terms (the “Option Exchange”). Any RSUs granted in connection with the Option Exchange will be governed by the Affinia Group Holdings Inc. 2005 Stock Incentive Plan (“2005 Stock Plan”) and a new Restricted Stock Unit Award Agreement. In connection with the Option Exchange, the aggregate number of shares available for issuance under the 2005 Stock Plan was increased from 227,000 to 300,000.

The RSUs will be subject to performance-based vesting restrictions, which will be modified from the existing performance and time-based vesting restrictions applicable to the currently outstanding options. The RSUs will generally vest if, on or prior to the date on which Cypress ceases to hold any remaining Holdings common stock, the RSU holder remains employed with Holdings through the date that either:

•

Cypress has received aggregate transaction proceeds in cash or marketable securities (not subject to escrow, lock-up, trading restrictions or claw-back) with respect to the disposition of more than 50% of its common equity interests in Holdings in an amount that represents a per-share equivalent value that is greater than or equal to two times the average per share price paid by Cypress for its aggregate common equity investment in Holdings; or

•	Holdings’ common stock trades on a public stock exchange at an average closing price of $225 (as adjusted for stock splits) over a 60 consecutive trading day period.

The Option election period commenced on August 25, 2010 and expired on September 24, 2010. The completion of the Option Exchange for the RSUs occurred on October 18, 2010 and 100% of the eligible option holders elected to participate. A total of 24 eligible employees and directors participated in the Option Exchange. In addition, three eligible employees and directors who did not have vested options received RSUs. Affinia Group Holdings Inc. accepted for exchange options to purchase a total of 61,868 shares of Holdings common stock. All surrendered options were cancelled in exchange for RSUs. The total RSUs issued on October 18, 2010 covered 235,000 shares of Holdings common stock. We are still in the process of completing the calculation to determine the amount of expense that will be recorded. We will estimate the fair value of restricted stock unit awards with time-based vesting using the value of our common stock on the date of grant, reduced by the present value of our common stock prior to vesting. We will estimate the fair value of market-based restricted stock units using a Monte Carlo simulation model on the date of grant.

Item 6.	Exhibits

(a)	Exhibits

10.26	Form of Supplemental Agreement to the Management Stockholder’s Agreement and the Sale Participation Agreement.

10.27	Form of Management Confidentiality, Non-Competition and Proprietary Information Agreement.

10.28	Amendment to the Affinia Group Holdings Inc. 2005 Stock Incentive Plan.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act, as amended.

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act, as amended.

32.1	Certifications of Executive Officers pursuant to 18 U.S.C. Section 1350(b)

†	An application for confidential treatment of selected portions of this document has been filed with the Commission.

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

Date: November 12, 2010