Form 10-Q
period 2011-09-30
Affinia Group Intermediate Holdings Inc.
filed 2011-11-14
CIK 1328655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2011.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 1,000 shares outstanding of the registrant’s common stock as of November 14, 2011 (all of which are privately owned and not traded on a public market).

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and other important factors include, among others, continued volatility in and disruption to the global economy and the resulting impact on the availability and cost of credit; financial viability of key customers and key suppliers; our dependence on our largest customers; increased crude oil and gasoline prices and resulting reductions in global demand for the use of automobiles; the shift in demand from premium to economy products; pricing pressures from imports; increasing costs for manufactured components; the expansion of return policies or the extension of payment terms; risks associated with our non-U.S. operations; risks related to our receivables factoring arrangements; product liability and warranty and recall claims; reduced inventory levels by our distributors resulting from consolidation and increased efficiency; environmental and automotive safety regulations; the availability of raw materials, manufactured components or equipment from our suppliers; challenges to our intellectual property portfolio; our ability to develop improved products; the introduction of improved products and services that extend replacement cycles or otherwise reduce demand for our products; our ability to achieve cost savings from our restructuring plans; work stoppages, labor disputes or similar difficulties that could significantly disrupt our operations; our ability to successfully combine our operations with any businesses we have acquired or may acquire; risk of impairment charges to our long-lived assets; risk of impairment to intangibles and goodwill; risk of business disruptions related to a variety of events or conditions, including natural and man-made disasters; risks associated with foreign exchange rate fluctuations; risks associated with our expansion into new markets; risks associated with increased levels of drug-related violence in Juarez, Mexico; the impact on our tax rate resulting from the mix of our profits and losses in various jurisdictions; reductions in the value of our deferred tax assets; difficulties in developing, maintaining or upgrading information technology systems; risks associated with doing business in corrupting environments; our substantial leverage and limitations on flexibility in operating our business contained in our debt agreements. Additionally, there may be other factors that could cause our actual results to differ materially from the forward-looking statements. Except as required by law, we do not undertake any obligation to update or revise forward-looking statements to reflect new information or events or circumstances that occur after the date of this report, or to reflect the occurrence of unanticipated events or otherwise.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Affinia Group Intermediate Holdings Inc.

Unaudited Condensed Consolidated Statements of Operations

(Dollars in millions)	Three Months Ended September 30, 2010	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2011
Net sales	$519	$557	$1,490	$1,624
Cost of sales	(410)	(445)	(1,182)	(1,311)

Gross profit	109	112	308	313
Selling, general and administrative expenses	(74)	(70)	(220)	(219)
Income from settlement	—	3	—	3

Operating profit	35	45	88	97
Other income (loss), net	(1)	(2)	2	(4)
Interest expense	(17)	(17)	(49)	(51)

Income from continuing operations before income tax provision, equity in income and noncontrolling interest	17	26	41	42
Income tax provision	(5)	(7)	(13)	(10)
Equity in income, net of tax	1	—	1	—

Net income from continuing operations	13	19	29	32
Income from discontinued operations, net of tax	—	—	1	—

Net income	13	19	30	32
Less: net income attributable to noncontrolling interest, net of tax	2	—	5	1

Net income attributable to the Company	$11	$19	$25	$31

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Unaudited Condensed Consolidated Balance Sheets

(Dollars in millions)	December 31, 2010	September 30, 2011
Assets
Current assets:
Cash and cash equivalents	$55	$78
Restricted cash	12	8
Trade accounts receivable, less allowances of $2 million for 2010 and 2011	316	324
Inventories, net	520	533
Current deferred taxes	40	47
Prepaid taxes	55	64
Other current assets	18	37

Total current assets	1,016	1,091
Property, plant, and equipment, net	217	234
Goodwill	59	55
Other intangible assets, net	156	149
Deferred financing costs	23	19
Deferred income taxes	85	86
Investments and other assets	33	44

Total assets	$1,589	$1,678

Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$244	$222
Notes payable	27	37
Other accrued expenses	151	165
Accrued payroll and employee benefits	33	38

Total current liabilities	455	462
Long-term debt	669	738
Deferred employee benefits and other noncurrent liabilities	17	20

Total liabilities	1,141	1,220

Contingencies and commitments
Common stock, $.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	454	457
Accumulated deficit	(57)	(25)
Accumulated other comprehensive income	39	13

Total shareholder’s equity of the Company	436	445
Noncontrolling interest in consolidated subsidiaries	12	13

Total shareholder’s equity	448	458

Total liabilities and shareholder’s equity	$1,589	$1,678

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in millions)	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2011
Operating activities
Net income	$30	$32
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	28	29
Impairment of assets	—	1
Stock-based compensation	1	1
Provision for deferred income taxes	(8)	(2)
Change in trade accounts receivable	(40)	(23)
Change in inventories	(48)	(29)
Change in other current operating assets	(12)	(40)
Change in other current operating liabilities	75	5
Change in other	5	—

Net cash provided by (used in) operating activities	31	(26)

Investing activities
Proceeds from sales of assets	—	3
Proceeds from the sale of affiliates	11	—
Change in restricted cash	(4)	4
Additions to property, plant and equipment	(32)	(40)
Other investing activities	(1)	4

Net cash used in investing activities	(26)	(29)

Financing activities
Net increase (decrease) in other short-term debt	9	(11)
Payments of other debt	—	(8)
Proceeds from other debt	3	20
Capital contribution	—	2
Net proceeds from ABL Revolver	(10)	80

Net cash provided by financing activities	2	83
Effect of exchange rates on cash	—	(5)
Increase in cash and cash equivalents	7	23
Cash and cash equivalents at beginning of the period	65	55

Cash and cash equivalents at end of the period	$72	$78

Supplemental cash flows information
Cash paid during the period for:
Interest	$45	$44
Income taxes	$25	$20
Noncash investing and financing activities:
Additions to property, plant and equipment included in accounts payable	$—	$3

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

Principles of Consolidation

In accordance with Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” the consolidated financial statements include the accounts of Affinia Group Intermediate Holdings Inc. and its wholly owned subsidiaries, majority-owned subsidiaries and variable interest entities (“VIE”) for which Affinia Group Intermediate Holdings Inc. (or one of its subsidiaries) is the primary beneficiary. All intercompany transactions have been eliminated. Equity investments in which we exercise significant influence but do not control are accounted for using the equity method. Investments in which we are not able to exercise significant influence over the investee are accounted for under the cost method. Longkou Haimeng Machinery Company Limited (“Haimeng”), a subsidiary of Affinia Hong Kong Limited, Longkou Wix Filtration Co., Ltd., and Affinia India Private Limited have been reporting their financial results on a one-month reporting lag.

Starting January 1, 2011, Haimeng reported its financial results without a one-month reporting lag. The previously existing one-month reporting lag was eliminated as it was no longer required to achieve a timely consolidation due to the Company’s investments in systems and personnel to enhance our financial statement close process. In accordance with ASC 850-10-45-13, “A Change in the Difference Between Parent and Subsidiary Fiscal Year-Ends,“ the elimination of this previously existing reporting lag is considered a voluntary change in accounting principle in accordance with ASC 250-10-50, “Change in Accounting Principle.” The Company believes that this change in accounting principle is preferable because it will result in timelier reporting of the operations of Haimeng. A change in accounting principle is to be reported through retrospective application of the new principle to all prior financial statement periods presented. The change in accounting principle was not material to the previously reported annual and interim periods and therefore we have not adjusted those prior period consolidated financial statements. The impact was also not material to the period ended September 2011. To eliminate the lag, the Company’s operations for the nine months ended September 30, 2011 include the results of Haimeng for the ten months of December 2010 to September 2011. The inclusion of the results of the tenth month increased net income by $0.4 million.

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

The aforementioned acquisition has been accounted for under the purchase method of accounting, in accordance with ASC Topic 805, “Business Combinations.” We engaged independent appraisers to assist in determining the fair values of inventory and intangible assets acquired, including non-competition agreements, developed technology and customer relationships. Purchase price allocations are subject to adjustment until all pertinent information regarding the acquisition is obtained and fully evaluated. Based on our preliminary valuations and purchase accounting adjustments, we recorded $22 million as goodwill at the end of 2010. The Company completed the final allocation of the purchase price as of September 30, 2011. There were no changes to the preliminary allocation of the purchase price of the fair value of the underlying assets acquired and liabilities assumed. We expect the goodwill will be deductible for tax purposes.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

(Dollars in millions)	Final Allocation
Inventory	$10
Trade accounts receivable	7
Customer relationships	8
Non-competition agreement	1
Unpatented technology (i.e. tooling)	5
Goodwill	22

Total acquired assets	$53

Current liabilities	1

Net assets acquired	$52

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

In June 2011, the FASB amended ASC 220, “Comprehensive Income” with ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income,” which revises the manner in which comprehensive income is presented in an entity’s financial statements. This update requires the presentation of the components of comprehensive income in either a continuous statement of comprehensive income or in two separate but consecutive financial statements. The option to present comprehensive income on the statement of stockholders’ equity has been eliminated. The provisions of this update are effective as of January 1, 2012. The implementation of this update will result in presentation changes only.

In September 2011, the FASB amended ASC 350, “Intangibles – Goodwill and Other” with ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely greater than the carrying amount, the two-step impairment test would not be required. Otherwise, further testing would be needed. The amendments are effective for all entities for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We are currently evaluating the impact that the adoption of this guidance may have on our financial condition, results of operations, and disclosures.

In September 2011, the FASB amended ASC 715-80, “Compensation — Retirement Benefits — Multiemployer Plans” with ASU 2011-09, “Compensation—Retirement Benefits—Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan.” The revised guidance requires that employers provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. The additional quantitative and qualitative disclosures will provide users with more detailed information about an employer’s involvement in multiemployer pension plans. The new disclosure requirements are effective for nonpublic entities for the fiscal years ending after December 15, 2012. We are still evaluating the impact of these new requirements on our disclosures.

Note 5. Fair Value Debt

The fair value of debt, net of discount, is as follows:

Fair Value of Debt at December 31, 2010

(Dollars in millions)	Book Value of Debt	Fair Value Factor	Fair Value of Debt
Senior subordinated notes, due November 2014	$367	102.75%	$377
Senior secured notes, due August 2016	200	111.00%	222
ABL revolver, due November 2015	90	100%	90
Other debt	39	100%	39

Total fair value of debt at December 31, 2010			$728

Fair Value of Debt at September 30, 2011

(Dollars in millions)	Book Value of Debt	Fair Value Factor	Fair Value of Debt
Senior subordinated notes, due November 2014	$367	98.50%	$362
Senior secured notes, due August 2016	201	105.00%	211
ABL revolver, due November 2015	170	100%	170
Other debt	37	100%	37

Total fair value of debt at September 30, 2011			$780

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

(Dollars in millions)	At December 31, 2010	At September 30, 2011
Raw materials	$120	$116
Work- in- process	34	36
Finished goods	366	381

	$520	$533

Note 7. Comprehensive Income

The elements of comprehensive income are presented in the following table:

(Dollars in millions)	Three Months Ended September 30, 2010	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2011
Net income	$13	$19	$30	$32
Loss on settlement of pension obligations	1	—	1	—
Change in foreign currency translation adjustments, net of tax	27	(49)	(4)	(26)

Comprehensive income (loss)	41	(30)	27	6
Less: Comprehensive income attributable to noncontrolling interest	2	—	5	1

Comprehensive income (loss) attributable to the Company	$39	$(30)	$22	$5

Note 8. Goodwill

Goodwill as of September 30, 2011 was $55 million and consisted of the following: $25 million for the acquisition of Haimeng in 2008, $22 million for the acquisition of NAPD, $6 million for the initial acquisition in 2004 and $2 million for a minor acquisition in 2008. For the 2004 acquisition, in accordance with ASC Topic 805-740 the tax benefit for the excess of tax-deductible goodwill over the reported amount of goodwill is applied to first reduce the goodwill related to the 2004 acquisition. The tax benefit for the excess of tax deductible goodwill reduced reported goodwill by approximately $8 million during 2010 and $6 million during the first nine months of 2011. We anticipate goodwill being reduced by another $2 million during 2011. Once the reported amount of goodwill for the 2004 acquisition is reduced to zero, the remaining tax benefit reduces the basis of intangible assets purchased in the 2004 acquisition. Any remaining tax benefit reduces the income tax provision.

In conjunction with the acquisition of the NAPD business, we determined the fair value of intangibles, property, plant and equipment, other assets and liabilities. Based on our valuations and purchase accounting adjustments, we recorded $22 million as goodwill as of December 31, 2010.

The following table summarizes our goodwill activity, which is related to the On and Off-highway segment for the first nine months of 2011:

(Dollars in millions)	Nine Months Ended September 30, 2011
Balance at December 31, 2010	$59
Tax benefit reductions	(6)
Currency and other adjustments	2

Balance at September 30, 2011	$55

Note 9. Commitments and Contingencies

At September 30, 2011, the Company had purchase commitments for property, plant and equipment of approximately $11 million.

A reconciliation of the changes in our return reserves is as follows:

(Dollars in millions)	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2011
Beginning balance	$17	$17
Amounts charged to revenue	34	35
Returns processed	(34)	(34)

	$17	$18

Note 10. Income Taxes

The total amount of unrecognized tax benefits as of December 31, 2010 and September 30, 2011 was $2 million, and if recognized, would affect the effective tax rate. The Company recognizes interest related to unrecognized tax benefits in interest expense and recognizes penalties as part of the income tax provision. As of September 30, 2011 the Company’s accrual for interest and penalties was less than $1 million. The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. For jurisdictions in which the Company transacts significant business, tax years ended December 31, 2004 and later remain subject to examination by tax authorities. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months. The effective tax rate was 32% and 24% for the first nine months of 2010 and 2011, respectively.

Note 11. Legal Proceedings

On March 31, 2008, a class action lawsuit was filed by S&E Quick Lube Distributors, Inc. of Utah against several auto parts manufacturers for allegedly conspiring to fix prices for replacement oil, air, fuel and transmission filters. Several auto parts companies are named as defendants, including Champion Laboratories, Inc., Purolator Filters NA LLC, Honeywell International Inc., Cummins Filtration Inc., Donaldson Company, Baldwin Filters Inc., Bosch USA., Mann + Hummel USA Inc., ArvinMeritor Inc., United Components Inc. and Wix Filtration Corp LLC (“Wix Filtration”), one of our subsidiaries. The lawsuit is currently pending as a consolidated Multi-District Litigation (“MDL”) Proceeding in Chicago, IL because of multiple “tag-along” filings in several jurisdictions. Two suits have also been filed in the Canadian provinces of Ontario and Quebec. Wix Filtration, along with other named defendants, has filed various motions to dismiss plaintiffs’ complaints, which were denied by the court in December 2009. Several defendants, including Wix Filtration, refiled motions to dismiss based upon plaintiff’s most recent amended complaint. The court denied those motions in September 2010. Discovery in the action continues. In June 2011, the U.S. Department of Justice indicted the plaintiffs’ main witness, William Burch, for making false statements in connection with the litigation. Burch pleaded guilty, was sentenced to two years in prison and the parties are now considering the implications. Three defendants to the action, Baldwin Filters Inc., Cummins Filtration Inc. and Donaldson Company, have settled the claims against them for minimal payments. We continue to believe that Wix Filtration did not engage in any improper conduct and in any event did not have significant sales in this particular market at the relevant time periods so we do not expect the lawsuit to have a material adverse effect on our financial condition, results of operations, or cash flow. We intend to vigorously defend this matter.

On September 30, 2011, we entered into a settlement agreement with Satisfied Brake Products Inc. (“Satisfied”) for $10 million to settle our claims against Satisfied for their theft of our trade secrets. Upon execution of the settlement agreement, $2.5 million was due immediately and up to an additional $7.5 million is to be provided after liquidation of Satisfied’s business. As of September 30, 2011, we have recorded a gain of $2.5 million in the “Income from settlement” in the Consolidated Statement of Operations. We will record the rest of the income from settlement once the realization is assured beyond a reasonable doubt, which we anticipate will occur if and when we receive the cash.

The Company has various accruals for civil liability, including product liability, and other costs. If there is a range of equally probable outcomes, we accrue at the lower end of the range. The Company had $2 million accrued as of December 31, 2010 and September 30, 2011. In addition, we have various other claims that are not probable of occurrence that aggregate to a range from less than $1 million to $10 million. There are no recoveries expected from third parties.

Note 12. Restructuring of Operations

In 2005, we announced two restructuring plans: (i) a restructuring plan that we announced at the beginning of 2005 as part of the acquisition in 2004, also referred to as the acquisition restructuring and (ii) a restructuring plan that we announced at the end of 2005, also referred to herein as the comprehensive restructuring. We have completed the acquisition restructuring and we have almost completed the comprehensive restructuring.

The comprehensive restructuring was announced in December 2005 and has resulted in the closure of 36 facilities. Additionally, we previously announced the closure of our Litchfield, Illinois plant but the closure date has been delayed until late 2011. Once this plant is closed in 2011 the comprehensive restructuring will be completed. We anticipate that we will incur over the next couple of years less than $1 million additional comprehensive restructuring costs related to the closure of the final facility and other costs related to closed facilities which we still own or lease.

In addition to the acquisition restructuring and comprehensive restructuring, on May 13, 2011, we announced the closure of our manufacturing operations located in Guelph, Ontario, Canada. The operations closed during the third quarter of 2011. These actions are expected to result in the Company incurring pre-tax charges of approximately $7 million. The charges are comprised of employee severance costs of $6 million and other trailing liabilities of $1 million. We incurred charges of $6 million during the second and third quarter of 2011 related to the closure of this facility. We anticipate another $1 million in restructuring costs during the last quarter of 2011. We still continue to distribute brake products in Canada which we import from other low cost manufacturing sources, so we have not accounted for this closure as a discontinued operation.

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

Accrued Restructuring

(Dollars in millions)	Comprehensive	Other	Total
Balance at December 31, 2010	$3	$1	$4
Charges to expense:
Employee termination benefits	—	6	6
Asset write-offs expense	—	—	—
Other expenses	1	3	4

Total restructuring expenses	1	9	10
Cash payments and asset write-offs:
Cash payments	(3)	(5)	(8)
Asset retirements and other	(1)	(1)	(2)

Balance at September 30, 2011	$—	$4	$4

At September 30, 2011, $4 million of restructuring charges remained in other accrued expenses, relating to wage and healthcare continuation for severed employees and other termination costs. These remaining benefits are expected to be paid during 2011. The following table shows the restructuring expenses by segment:

	$0.00	$0.00	$0.00	$0.00
(Dollars in millions)	Three Months Ended September 30, 2010	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2011
On and Off-highway segment	$3	$1	$12	$9
Brake South America segment	2	—	6	1
Corporate, eliminations and other	1	—	1	—

Total	$6	$1	$19	$10

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

	$000000.00	$000000.00	$000000.00	$000000.00
	Net Sales
(Dollars in millions)	Three Months Ended September 30, 2010	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2011
On and Off-Highway segment	$517	$556	$1,490	$1,623
Brake South America segment	5	4	12	12
Corporate, eliminations and other	(3)	(3)	(12)	(11)

	$519	$557	$1,490	$1,624

	Operating Profit
(Dollars in millions)	Three Months Ended September 30, 2010	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2011
On and Off-Highway segment	$49	$53	$128	$124
Brake South America segment	(3)	(1)	(8)	(1)
Corporate, eliminations and other	(11)	(7)	(32)	(26)

	$35	$45	$88	$97

			Total Assets
(Dollars in millions)			December 31, 2010	September 30, 2011
On and Off-Highway segment			$1,417	$1,568
Brake South America segment			—	—
Corporate, eliminations and other			172	110

			$1,589	$1,678

	Depreciation and Amortization
(Dollars in millions)	Three Months Ended September 30, 2010	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2011
On and Off-Highway segment	$7	$8	$21	$23
Brake South America segment	—	—	—	—
Corporate, eliminations and other	2	2	7	6

	$9	$10	$28	$29

	Capital Expenditures
(Dollars in millions)	Three Months Ended September 30, 2010	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2011
On and Off-Highway segment	$13	$13	$30	$40
Brake South America segment	—	—	1	—
Corporate, eliminations and other	1	—	1	—

	$14	$13	$32	$40

Net Sales by geographic region were as follows:

(Dollars in millions)	Three Months Ended September 30, 2010	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2011
Brazil	$107	$118	$304	$337
Canada	37	35	107	98
Poland	36	36	106	113
Other countries	38	51	103	148

Total other countries	218	240	620	696
United States	301	317	870	928

	$519	$557	$1,490	$1,624

Long-lived assets by geographic region were as follows:

(Dollars in millions)	December 31, 2010	September 30, 2011
China	$76	$90
Canada	15	2
Brazil	13	12
Other Countries	66	68

Total Other Countries	170	172
United States	285	285

	$455	$457

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

(Dollars in millions)	Three Months Ended September 30, 2010	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2011
Filtration products	$190	$207	$576	$611
Brake products	181	182	487	505
Commercial Distribution South America products	111	124	316	352
Chassis products	40	47	123	167
Corporate, eliminations and other	(3)	(3)	(12)	(11)

	$519	$557	$1,490	$1,624

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

	December 31, 2010	September 30, 2011
Restricted stock units	239,000	238,000
Stock options	34,062	28,205
Deferred compensation shares	19,967	30,819
Stock award	163	163
Shares available	56,808	52,813

Number of shares of common stock subject to awards	350,000	350,000

Stock Options

As of September 30, 2011, 28,205 stock options had been awarded, which included vested options of 28,205 and no unvested options. Pursuant to the terms of the 2005 Stock Plan, each option expires August 1, 2015. The exercise price is $100 per option.

We account for our employee stock options under the fair value method of accounting using a Black-Scholes model to measure stock-based compensation expense at the date of grant. Dividend yields were not a factor because there were no cash dividends declared during 2010 and the first nine months of 2011. Our weighted-average Black-Scholes fair value assumptions include:

	2010	2011
Weighted-average effective term	5.2 years	5.2 years
Weighted-average risk free interest rate	4.38%	4.39%
Weighted-average expected volatility	40.4%	40.4%
Weighted-average fair value of options (Dollars in millions)	$1	$1

The fair value of the stock option grants is amortized to expense over the vesting period. The Company reduces the overall compensation expense by a turnover rate consistent with historical trends. Stock-based compensation expense, which was recorded in selling, general and administrative expenses, and tax related income tax benefits were less than $1 million and nil for each of the nine month periods ending September 30, 2010 and 2011, respectively.

Options
Outstanding at December 31, 2010	34,062
Exercised	(2,000)
Forfeited/expired	(3,857)

Outstanding at September 30, 2011	28,205

Option Exchange

Affinia Group Holdings Inc. completed an offer to certain eligible holders of stock options to exchange their existing stock options to purchase shares of Affinia Group Holdings Inc.’s common stock for restricted stock units (“RSUs”) with new vesting terms (the “Option Exchange”). The Option election period commenced on August 25, 2010 and expired on September 24, 2010. The completion of the Option Exchange for the RSUs occurred on October 18, 2010 and 100% of the eligible option holders elected to participate. A total of 24 eligible employees and directors participated in the Option Exchange. In addition, three eligible employees and directors who did not have vested options received RSUs. Affinia Group Holdings Inc. accepted for exchange options to purchase a total of 61,868 shares of Affinia Group Holdings Inc.’s common stock. All surrendered options were cancelled in exchange for RSUs. The options had been fully expensed by the exchange date. The total RSUs issued on October 18, 2010, December 1, 2010 and April 1, 2011 covered 235,000, 4,000 and 3,000 shares, respectively, of Affinia Group Holdings Inc.’s common stock.

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

As of September 30, 2011, 238,000 RSUs had been awarded and remained outstanding, none of which have vested. We estimate the fair value of market-based RSUs using a Monte Carlo simulation model on the date of grant. Our weighted-average Monte Carlo fair value assumptions include:

	Cypress Scenario	IPO Scenario
Weighted-average effective term	0.6 years	1.4 years
Weighted-average expected volatility	70%	70%
Weighted-average fair value of an RSU	$107.81	$124.32
Expected expense (Dollars in millions)	$26	$30

In the event that either of the performance-based conditions (Cypress Scenario or IPO Scenario) is met, the fair value of the RSUs will be recognized in stock-based compensation expense either 1) pro rata over the requisite service term including a cumulative catch-up related to service provided through the date the performance condition is met or 2) in full once the respective market-based condition is met or 3) in full if the requisite service period has already passed when the performance condition is met. Stock-based compensation expense, which would be recorded in selling, general and administrative expenses, and tax related income tax benefits was not recorded for the first nine months of 2011 as neither of the performance conditions have been met. If the RSUs do not vest prior to ten years from the date of grant then the RSUs will expire. If the performance condition is met on the 238,000 RSUs, the amount of expense we would have to record is $30 million under the IPO scenario or $26 million under the Cypress scenario.

RSUs
Outstanding at December 31, 2010	239,000
Granted	3,000
Forfeited/expired	(4,000)

Outstanding at September 30, 2011	238,000

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

Effective January 1, 2010, we changed the rate used to re-measure our Venezuelan subsidiary’s transactions and balances from the official exchange rate of 2.15 VEF to the U.S. Dollar to the parallel market rate, which ranged between 5.30 and 7.70 VEF to the U.S. Dollar during 2010. The one-time devaluation had a $2 million negative impact on our pre-tax net income. As described above, during the second quarter of 2010, we changed the rate used to re-measure our Venezuelan subsidiary’s transactions to the SITME rate of 5.30 VEF to the U.S. Dollar. For the 2010 fiscal year, our Venezuela subsidiary represented approximately 1% of our consolidated net sales and it had a net loss attributable to the Company of $8 million, of which $7 million related to restructuring. The Venezuelan subsidiary also had $8 million of total assets and $7 million of total liabilities as of December 31, 2010. For the first nine months of 2011, our Venezuela subsidiary represented approximately 2% of our consolidated net sales and it had a net income attributable to the Company of $2 million. The Venezuelan subsidiary also had $12 million of total assets and $9 million of total liabilities as of September 30, 2011.

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

The notional amount and fair value of our outstanding currency forward contracts were as follows:

(Dollars in millions)	Notional Amount	Asset Derivative	Liability Derivative
As of September 30, 2011	$76	$2	$2
As of December 31, 2010	$121	$1	$—

Currency derivative gains and losses are recognized in “Other income, net” in the Consolidated Statements of Operations in the reporting period of occurrence. The Company has not recorded currency derivative gains (losses) to other comprehensive income (loss) nor has it reclassified prior period currency derivative results from other comprehensive income (loss) to earning during the last twelve months. The Company does not anticipate that it will record any currency derivative gains or losses to other comprehensive income (loss) or that it will reclassify prior period currency derivative results from other comprehensive income (loss) to earnings in the next twelve months. The short-term currency exchange rate forward contracts are intended to offset the currency exchange gain (loss) related to the re-measurement process. The currency gains and losses are as follows:

(Dollars in millions)	Three Months Ended September 30, 2010	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2011
Gain (loss) on derivative instruments	$5	$—	$(4)	$2

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

We began factoring our accounts receivable during the third quarter of 2010. During the first nine months of 2010 and 2011, the total accounts receivable factored was $52 million and $307 million, respectively, and the cost incurred on factoring was $1 million and $3 million, respectively. Accounts receivable factored by the Company are accounted for as a sale and removed from the balance sheet at the time of factoring and the cost of the factoring is accounted for in other income.

Note 18. Discontinued Operation

We entered into a Sale and Purchase Agreement with Klarius Group Limited (“KGL”) and Auto Holding Paris S.A.S. (“AHP”) (collectively, the “Purchaser”) on February 2, 2010 (the “Agreement”), for the sale of our Commercial Distribution Europe segment for a purchase price of $12 million. We settled with KGL on a working capital adjustment in February 2011 and as a result the purchase price was lowered by $1 million effective for 2010. Consequently, the net purchase price after the settlement was $11 million. In accordance with ASC Topic 360, “Property, Plant, and Equipment,” the Commercial Distribution Europe segment qualified as a discontinued operation. The condensed consolidated statements of operations and the condensed consolidated balance sheets for all periods presented have been adjusted to reflect this segment as a discontinued operation. The consolidated statements of cash flows for all periods presented were not adjusted to reflect this segment as a discontinued operation. The Commercial Distribution Europe segment’s net sales were $18 million and the income from discontinued operations, net of tax was $1 million for our period of ownership in the first nine months of 2010. In accordance with ASC Topic 360, “Property, Plant, and Equipment,” intangibles and other long-lived assets were assessed for recoverability and it was determined that the net carrying value of the Commercial Distribution Europe segment may not be recoverable through the sales process. As a result, an impairment charge of $75 million was recorded within discontinued operations in 2009 to reduce the carrying value of the business to expected realizable value. A tax benefit to the Company of $24 million was recorded resulting from this transaction. The sale was consummated on February 2, 2010 and the estimated loss was subsequently decreased $2 million, offset by the one month of operating losses of $1 million resulting in net income from discontinued operations, net of tax of $1 million in the first nine months of 2010.

Note 19. Financial Information for Guarantors and Non-Guarantors

Affinia Group Intermediate Holdings Inc. (presented as “Parent” in the following schedules), through its 100%-owned subsidiary, Affinia Group Inc. (presented as “Issuer” in the following schedules), issued $225 million aggregate principal amount of its 10.75% Senior Secured Notes due 2016 (the “Secured Notes”) on August 13, 2009 and Affinia Group Inc. issued $300 million aggregate principal amount of its 9% Senior Subordinated Notes due 2014 (the “Subordinated Notes”) on November 30, 2004, with an additional $100 million in principal amount issued December 9, 2010. As of September 30, 2011 there were $367 million and $201 million of Subordinated Notes and Secured Notes outstanding, respectively. The notes were offered only to qualified institutional buyers and certain persons in offshore transactions

The Secured Notes are fully, unconditionally and jointly and severally guaranteed on a senior secured basis and the Subordinated Notes are fully, unconditionally and jointly and severally guaranteed on an unsecured senior subordinated basis. The Subordinated Notes are general obligations of the Issuer and guaranteed by the Parent and all of the Issuer’s wholly owned current and future domestic subsidiaries (the “Guarantors”). The Issuer’s obligations under the Secured Notes are guaranteed by the Guarantors and are secured by first-priority liens, subject to permitted liens and exceptions for excluded assets, on substantially all of the Issuers and the Guarantors’ tangible and intangible assets (excluding the ABL Collateral as defined below), including real property, fixtures and equipment owned or acquired in the future by the Issuer and the Guarantors (the “Non-ABL Collateral”) and are secured by second-priority liens on all accounts receivable, inventory, cash, deposit accounts, securities accounts and proceeds of the foregoing and certain assets related thereto held by the Issuer and the Guarantors, which constitute collateral under the asset-based revolving credit facility (the “ABL Revolver”) on a first-priority basis (the “ABL Collateral”).

The following unaudited information presents Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2010 and 2011, Condensed Consolidating Balance Sheets as of December 31, 2010 and September 30, 2011 and Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2010 and 2011 of (1) the Parent, (2) the Issuer, (3) the Guarantors, (4) the Non-Guarantors, and (5) eliminations to arrive at the information for the Company on a consolidated basis. Other separate financial statements and other disclosures concerning the Parent and the Guarantors are not presented because management does not believe that such information is material to investors.

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2010

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$327	$280	$(88)	$519
Cost of sales	—	—	(275)	(223)	88	(410)

Gross profit	—	—	52	57	—	109
Selling, general and administrative expenses	—	(9)	(38)	(27)	—	(74)

Operating profit (loss)	—	(9)	14	30	—	35
Other income (loss), net	—	4	(4)	(1)	—	(1)
Interest expense	—	(16)	—	(1)	—	(17)

Income (loss) from continuing operations before income tax provision, equity in income and noncontrolling interest	—	(21)	10	28	—	17
Income tax benefit (provision)	—	1	—	(6)	—	(5)
Equity in income, net of tax	11	32	23	1	(66)	1

Net income from continuing operations	11	12	33	23	(66)	13
Income from discontinued operations, net of tax	—	—	—	—	—	—

Net income	11	12	33	23	(66)	13
Less: net income attributable to noncontrolling interest, net of tax	—	1	1	—	—	2

Net income attributable to the Company	$11	$11	$32	$23	$(66)	$11

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2010

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$947	$798	$(255)	$1,490
Cost of sales	—	—	(794)	(643)	255	(1,182)

Gross profit	—	—	153	155	—	308
Selling, general and administrative expenses	—	(26)	(109)	(85)	—	(220)

Operating profit (loss)	—	(26)	44	70	—	88
Other income (loss), net	—	13	(10)	(1)	—	2
Interest expense	—	(48)	—	(1)	—	(49)

Income (loss) from continuing operations before income tax provision, equity in income and noncontrolling interest	—	(61)	34	68	—	41
Income tax benefit (provision)	—	5	—	(18)	—	(13)
Equity in income, net of tax	25	83	52	1	(160)	1

Net income from continuing operations	25	27	86	51	(160)	29
Income from discontinued operations, net of tax	—	—	—	1	—	1

Net income	25	27	86	52	(160)	30
Less: net income attributable to noncontrolling interest, net of tax	—	2	3	—	—	5

Net income attributable to the Company	$25	$25	$83	$52	$(160)	$25

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2011

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$342	$300	$(85)	$557
Cost of sales	—	—	(290)	(240)	85	(445)

Gross profit	—	—	52	60	—	112
Selling, general and administrative expenses	—	(6)	(35)	(29)	—	(70)
Income from settlement	—	—	3	—	—	3

Operating profit (loss)	—	(6)	20	31	—	45
Other loss, net	—	(1)	—	(1)	—	(2)
Interest expense	—	(16)	—	(1)	—	(17)

Income (loss) from continuing operations before income tax provision, equity in income and noncontrolling interest	—	(23)	20	29	—	26
Income tax benefit (provision)	—	1	1	(9)	—	(7)
Equity in income, net of tax	19	41	20	—	(80)	—

Net income from continuing operations	19	19	41	20	(80)	19
Income from discontinued operations, net of tax	—	—	—	—	—	—

Net income	19	19	41	20	(80)	19
Less: net income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—

Net income attributable to the Company	$19	$19	$41	$20	$(80)	$19

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2011

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$1,002	$895	$(273)	$1,624
Cost of sales	—	—	(859)	(725)	273	(1,311)

Gross profit	—	—	143	170	—	313
Selling, general and administrative expenses	—	(23)	(108)	(88)	—	(219)
Income from settlement	—	—	3	—	—	3

Operating profit (loss)	—	(23)	38	82	—	97
Other loss, net	—	(2)	—	(2)	—	(4)
Interest expense	—	(49)	—	(2)	—	(51)

Income (loss) from continuing operations before income tax provision, equity in income and noncontrolling interest	—	(74)	38	78	—	42
Income tax benefit (provision)	—	8	1	(19)	—	(10)
Equity in income, net of tax	31	97	59	—	(187)	—

Net income from continuing operations	31	31	98	59	(187)	32
Income from discontinued operations, net of tax	—	—	—	—	—	—

Net income	31	31	98	59	(187)	32
Less: net income attributable to noncontrolling interest, net of tax	—	—	1	—	—	1

Net income attributable to the Company	$31	$31	$97	$59	$(187)	$31

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

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor

Condensed Consolidating Balance Sheet

September 30, 2011

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$10	$—	$68	$—	$78
Restricted cash	—	—	—	8	—	8
Trade accounts receivable	—	—	182	142	—	324
Inventories, net	—	—	359	174	—	533
Other current assets	—	46	17	85	—	148

Total current assets	—	56	558	477	—	1,091
Investments and other assets	—	231	58	64	—	353
Intercompany investments	445	1,492	677	—	(2,614)	—
Intercompany receivables	—	(538)	317	221	—	—
Property, plant and equipment, net	—	3	94	137	—	234

Total assets	$445	$1,244	$1,704	$899	$(2,614)	$1,678

Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$—	$12	$136	$74	$—	$222
Notes payable	—	—	—	37	—	37
Accrued payroll and employee benefits	—	10	10	18	—	38
Other accrued liabilities	—	17	66	82	—	165

Total current liabilities	—	39	212	211	—	462
Deferred employee benefits and noncurrent liabilities	—	9	—	11	—	20
Long-term debt	—	738	—	—	—	738

Total liabilities	—	786	212	222	—	1,220
Total shareholder’s equity	445	458	1,492	677	(2,614)	458

Total liabilities and shareholder’s equity	$445	$1,244	$1,704	$899	$(2,614)	$1,678

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2010

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated Total
Operating activities
Net cash provided by operating activities	$—	$3	$17	$11	$—	$31
Investing activities
Proceeds from the sale of affiliates	—	11	—	—	—	11
Change in restricted cash	—	—	—	(4)	—	(4)
Additions to property, plant and equipment	—	(1)	(13)	(18)	—	(32)
Other investing activities	—	—	(1)	—	—	(1)

Net cash provided by (used in) investing activities	—	10	(14)	(22)	—	(26)
Financing activities
Net increase in other short-term debt	—	—	—	9	—	9
Proceeds from other debt	—	—	—	3	—	3
Net proceeds from ABL Revolver	—	(10)	—	—	—	(10)

Net cash provided by (used in) financing activities	—	(10)	—	12	—	2
Effect of exchange rates on cash	—	—	—	—	—	—
Increase in cash and cash equivalents	—	3	3	1	—	7
Cash and cash equivalents at beginning of the period	—	9	—	56	—	65

Cash and cash equivalents at end of the period	$—	$12	$3	$57	$—	$72

Affinia Group Intermediate Holdings Inc.

Supplemental Guarantor

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2011

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated Total
Operating activities
Net cash provided by (used in) operating activities	$—	$(79)	$7	$46	$—	$(26)
Investing activities
Proceeds form sales of assets	—	—	—	3	—	3
Change in restricted cash	—	—	—	4	—	4
Additions to property, plant and equipment	—	—	(14)	(26)	—	(40)
Other investing activities	—	—	4	—	—	4

Net cash used in investing activities	—	—	(10)	(19)	—	(29)
Financing activities
Net decrease in other short-term debt	—	—	—	(11)	—	(11)
Payments of other debt	—	—	—	(8)	—	(8)
Proceeds from other debt	—	—	—	20	—	20
Capital contribution	—	—	—	2	—	2
Net proceeds from ABL Revolver	—	80	—	—	—	80

Net cash provided by financing activities	—	80	—	3	—	83
Effect of exchange rates on cash	—	—	—	(5)	—	(5)
Increase (decrease) in cash and cash equivalents	—	1	(3)	25	—	23
Cash and cash equivalents at beginning of the period	—	9	3	43	—	55

Cash and cash equivalents at end of the period	$—	$10	$—	$68	$—	$78

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We are a global leader in the light and commercial vehicle replacement products and services industry, which also is referred to as the aftermarket. Our extensive aftermarket product offering consists principally of filtration, brake and chassis products. Our filtration products fit heavy and medium duty trucks, light vehicles, equipment in the off-highway market (i.e., construction, mining, forestry and agricultural) and equipment for industrial and marine applications. Our brake and chassis products fit light vehicles and heavy and medium duty trucks. In addition, we provide aftermarket products and distribution services in South America. We believe that the growth of the global aftermarket, from which we derived approximately 98% of our net sales in 2010, is predominantly driven by the size, age and use of the population of vehicles and equipment in operation. We design, manufacture, distribute and market a broad range of aftermarket products in North America, South America, Europe and Asia and generate sales in over 70 countries. The following charts illustrate our net sales by product grouping, together with major brands for the first nine months of 2011 and the concentration of on and off-highway replacement product sales and original equipment manufacturers (“OEM”) sales for the year ended December 31, 2010.

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

Transformation

In the last seven years, the diversification of our manufacturing locations has transformed us from a domestic to a global manufacturer with a significant portion of our manufacturing base in lower labor cost countries. We have accomplished this transformation by acquiring or opening new locations in low labor cost countries and closing or selling our operations (e.g. Commercial Distribution Europe) in high labor cost countries. During the last seven years, we have incurred $189 million in restructuring costs and we have closed or sold 72 facilities of which less than half were manufacturing facilities. We are continuing to focus on growing our business in emerging markets as we continue to diversify our global manufacturing and distribution capabilities. With the opening of new facilities in China in the second and the fourth quarters of 2011 our Asian manufacturing square footage has exceeded our domestic manufacturing square footage. We intend to continue expanding our global capabilities as we pursue our objective of becoming a world class on and off-highway replacement products and services company.

The charts below illustrate our global change in square footage and number of locations from January 1, 2005 to September 30, 2011.

The following are major transformation projects we have completed or in the process of completing:

•

Fourth quarter of 2011 – During October we completed the construction of a friction manufacturing facility in China, in which we have an 85% ownership interest. This facility will manufacture products in China and distribute these products in Asia and North America.

•

Third quarter of 2011 – We recently opened a new Brake and Chassis distribution center in Hazleton, PA and began shipping in July 2011. The new facility enhances our ability to serve effectively our customers throughout the Eastern half of the United States.

•

Second quarter of 2011 – During April we completed the construction of a filtration manufacturing facility in China, in which we have an 85% ownership interest. This facility will manufacture products in China and distribute these products in Asia and North America. We began shipping products during the third quarter of 2011.

•

Second quarter of 2011 – We completed a new filtration facility in Poland and began shipping products in the second quarter of 2011. The facility was constructed to handle our increased production volumes in Poland and other European countries where we distribute products.

•

First quarter of 2011 – We relocated and expanded our west coast distribution facility in California from a 150,000 square foot facility to a new 390,000 square foot building. The new facility will enable our global distribution network to operate more efficiently and enable us to be more responsive to our customers’ needs.

•

2010 and 2011 – Our Brazilian distribution company opened one new branch in 2010, opened a new warehouse in January 2011 and plans on opening a new branch in the fourth quarter of 2011. The new warehouse more than triples our distribution company’s warehouse and distribution capacity in Brazil. The new branch has contributed to the growth in the Brazilian distribution company.

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

•

Third quarter of 2007 – We opened our first filter manufacturing operation in Mexico. During 2008, the manufacturing operation was brought up to its full capabilities. This operation serves markets in both North America and Central America. We expanded our distribution capabilities at this operation to increase our sales in the Mexican market.

•

Second quarter of 2007 – We opened a new filter manufacturing plant in Ukraine on April 1, 2007 to help meet increased demand for filtration products in Eastern Europe. The plant became fully operational in 2009.

In May of 2011, we announced the closure of our friction manufacturing operations located in Guelph, Ontario, Canada. The operations closed in the third quarter of 2011. This action is expected to result in pre-tax charges of approximately $7 million.

Through our first seven years we have gone through a significant restructuring plan that was followed by a transformation of our company positioning us for growth. During the third quarter of 2011, we experienced a record for operating profit and operation margin as shown by the chart below.

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

Results of Operations

Three months ended September 30, 2010 compared to the three months ended September 30, 2011

Net sales. Consolidated sales increased by $38 million in the third quarter of 2011 in comparison to the third quarter of 2010 due to favorable currency translation effects and improved sales in our Filtration and Chassis products. The following table summarizes the consolidated net sales results for the three months ended September 30, 2010 and the consolidated net sales results for the three months ended September 30, 2011:

(Dollars in millions)	Consolidated Three Months Ended September 30, 2010	Consolidated Three Months Ended September 30, 2011	Dollar Change	Percent Change	Currency Effect (1)
Net sales
Filtration products	$190	$207	$17	9%	$3
Brake North America and Asia products	176	178	2	1%	2
Commercial Distribution South America products	111	124	13	12%	8
Chassis products	40	47	7	18%	—

On and Off-highway segment	517	556	39	8%	13
Brake South America segment	5	4	(1)	-20%	—
Eliminations and other	(3)	(3)	—	—	—

Total net sales	$519	$557	$38	7%	$13

(1)	The currency effect was calculated by comparing the local currency net sales for all international locations for both periods, each at the current year exchange rate, to determine the impact of the currency between periods. These currency effects provide a clearer understanding of the operating results of our foreign entities because they exclude the varying effects that changes in foreign currency exchange rates may have on those results.

On and Off-highway segment products sales increased due to the following:

(1)	Filtration products sales increased in the third quarter of 2011 in comparison to the third quarter of 2010 due to favorable currency translation effects and increased sales in the United States and internationally. Our sales from our facilities in Poland, Mexico, Russia and Venezuela increased $11 million, which includes currency translation effects of $3 million. Additionally, an increase in U.S. sales of $4 million was due to an increase in new product offerings and price increases, which partially offset material cost increases that commenced last year.

(2)	Brake North America and Asia products sales increased in the third quarter of 2011 in comparison to the third quarter of 2010 due to favorable currency translation effects.

(3)	Commercial Distribution South America products sales increased in the third quarter of 2011 in comparison to the third quarter of 2010 due to favorable currency translation effects and the impact of price increases on certain products. Our Brazilian distribution company accounted for the majority of the increase in sales.

(4)

Chassis products sales increased in the third quarter of 2011 in comparison to the third quarter of 2010 due to new business with existing customers. The sales increase of $7 million was primarily due to new premium

Chassis business with an existing customer and $3 million in additional sales related to NAPD, which we acquired during the fourth quarter of 2010.

Brake South America segment products sales decreased in the third quarter of 2011 in comparison to the third quarter of 2010 due to decreased sales in Uruguay.

The following table summarizes the consolidated results for the three months ended September 30, 2010 and the consolidated results for the three months ended September 30, 2011:

(Dollars in millions)	Consolidated Three Months Ended September 30, 2010	Consolidated Three Months Ended September 30, 2011	Dollar Change	Percent Change
Net sales	$519	$557	$38	7%
Cost of sales(1)	(410)	(445)	(35)	9%

Gross profit	109	112	3	3%
Gross margin	21%	20%
Selling, general and administrative expenses(2)	(74)	(70)	4	-5%
Selling, general and administrative expenses as a percent of sales	14%	13%
Income from settlement	—	3	3	NM

Operating profit (loss)
On and Off-highway segment	49	53	4	8%
Brake South America segment	(3)	(1)	2	67%
Corporate, eliminations and other	(11)	(7)	4	36%

Operating profit	35	45	10	29%
Operating margin	7%	8%
Other loss, net	(1)	(2)	(1)	-100%
Interest expense	(17)	(17)	—	—

Income from continuing operations, before income tax provision, equity in income and noncontrolling interest	17	26	9	53%
Income tax provision	(5)	(7)	(2)	40%
Equity in income, net of tax	1	—	(1)	NM

Net income from continuing operations	13	19	6	46%
Income from discontinued operations, net of tax	—	—	—	—

Net income	13	19	6	46%
Less: net income attributable to noncontrolling interest, net of tax	2	—	(2)	NM

Net income attributable to the Company	$11	$19	$8	73%

(1)	We recorded $2 million of restructuring costs in costs of sales in the third quarter of 2010.
(2)	We recorded $4 million and $1 million of restructuring costs in selling, general and administrative expenses for the third quarter of 2010 and 2011, respectively.
NM	(Not Meaningful)

Gross profit/Gross margin. Gross profit increased by $3 million and the gross margin decreased from 21% in the third quarter of 2010 to 20% in the third quarter of 2011. The decrease in gross margin related to a lower margin on our brake products, which was due to an increase in costs to acquire caliper cores and inventory carrying costs. We increased our purchases of used brake caliper cores, which are expensed in cost of sales, in order to fulfill a significant amount of new orders for remanufactured calipers. In the first nine months of 2011, we built up inventory in anticipation of increased demand. However, due to a decrease in miles driven and other factors we built inventory at a higher pace than actual sales increased and as a result our inventory carrying costs increased.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the third quarter of 2011 decreased from the third quarter of 2010 due mainly to a decrease in restructuring expenses, legal and professional fees and selling expenses related to the conversion of customer stores (change-over) to Affinia products.

Income from settlement. On September 30, 2011, we entered into a settlement agreement with Satisfied Brake Products Inc. (“Satisfied”) for $10 million to settle our claims against Satisfied for their theft of our trade secrets. Upon execution of the settlement agreement, $2.5 million was due immediately and up to an additional $7.5 million is to be provided after liquidation of Satisfied’s business. As of September 30, 2011, we have recorded a gain of $2.5 million in the “Income from settlement” in the Consolidated Statement of Operations of $2.5 million. We will record the rest of the income from settlement once the realization is assured beyond a reasonable doubt, which we anticipate will occur if and when we receive the cash.

Operating profit/Operating margin. Operating profit increased by 29% and the operating margin increased from 7% in the third quarter of 2010 to 8% in the third quarter of 2011. Our operating profit increased due to improved margins in our Chassis and Filtration products, which was mainly driven by increased sales. The operating loss in our Brake South America segment decreased by $2 million due mainly to restructuring costs related to our Venezuela brake manufacturing facility closure in 2010.

Income tax provision. The income tax provision was $5 million and $7 million for the third quarter of 2010 and 2011, respectively. The effective tax rate was 29% and 27% for the third quarter of 2010 and 2011, respectively. The 2011 effective income tax rate was favorably impacted by lower foreign taxes, reversal of foreign valuation allowances, a nonrecurring item in 2011 and lower taxes on unremitted earnings of foreign subsidiaries.

Net income. Net income increased in 2011 in comparison to 2010 due to improvement in gross profit, a reduction in selling, general and administrative expenses and the settlement.

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2011

Net sales. Consolidated sales increased by $134 million in the first nine months of 2011 in comparison to the first nine months of 2010 due to increased sales to new and existing customers and favorable currency translation effects. The following table summarizes the consolidated net sales results for the nine months ended September 30, 2010 and the consolidated net sales results for the nine months ended September 30, 2011:

(Dollars in millions)	Consolidated Nine Months Ended September 30, 2010	Consolidated Nine Months Ended September 30, 2011	Dollar Change	Percent Change	Currency Effect (1)
Net sales
Filtration products	$576	$611	$35	6%	$13
Brake North America and Asia products	475	493	18	4%	6
Commercial Distribution South America products	316	352	36	11%	27
Chassis products	123	167	44	36%	1

On and Off-highway segment	1,490	1,623	133	9%	47
Brake South America segment	12	12	—	—	1
Eliminations and other	(12)	(11)	1	8%	—

Total net sales	$1,490	$1,624	$134	9%	$48

(1)	The currency effect was calculated by comparing the local currency net sales for all international locations for both periods, each at the current year exchange rate, to determine the impact of the currency between periods. These currency effects provide a clearer understanding of the operating results of our foreign entities because they exclude the varying effects that changes in foreign currency exchange rates may have on those results.

On and Off-highway segment products sales increased due to the following:

(1)	Filtration products sales increased in the first nine months of 2011 in comparison to the first nine months of 2010 due mainly to increased sales of $31 million related to our Polish, Russian and Venezuelan operations, which includes $12 million of favorable currency translation effects. In addition, sales increased due to new and existing customers.

(2)	Brake North America and Asia products sales increased in the first nine months of 2011 in comparison to the first nine months of 2010 due mainly to increased sales in our Chinese operations and favorable currency translation effects. Our Chinese operations increased sales by $12 million to third party customers in China and other countries in the first nine months of 2011 in comparison to the first nine months of 2010. One third of the increase in our Chinese operations was related to the inclusion of an extra month of operations in the first quarter, which eliminated a one-month reporting lag.

(3)	Commercial Distribution South America products sales increased in the first nine months of 2011 in comparison to the first nine months of 2010 due to favorable currency translation effects and the impact of price increases on certain products. Our Brazilian distribution company accounted for the majority of the increase in sales.

(4)	Chassis products sales increased in the first nine months of 2011 in comparison to the first nine months of 2010 by $44 million. During the fourth quarter of 2010, we began shipping premium Chassis products to an existing customer, which accounted for a $38 million increase in sales in the first nine months of 2011. We also benefited from $13 million in additional sales related to NAPD, which we acquired during the fourth quarter of 2010.

.

The following table summarizes the consolidated results for the nine months ended September 30, 2010 and the consolidated results for the nine months ended September 30, 2011:

(Dollars in millions)	Consolidated Nine Months Ended September 30, 2010	Consolidated Nine Months Ended September 30, 2011	Dollar Change	Percent Change
Net sales	1,490	1,624	134	9%
Cost of sales(1)	(1,182)	(1,311)	(129)	11%

Gross profit	308	313	5	2%
Gross margin	21%	19%
Selling, general and administrative expenses(2)	(220)	(219)	1	NM
Selling, general and administrative expenses as a percent of sales	15%	13%
Income from settlement	—	3	3	NM

Operating profit (loss)
On and Off-highway segment	128	124	(4)	-3%
Brake South America segment	(8)	(1)	7	88%
Corporate, eliminations and other	(32)	(26)	6	19%

Operating profit	88	97	9	10%
Operating margin	6%	6%
Other income (loss), net	2	(4)	(6)	NM
Interest expense	(49)	(51)	(2)	4%

Income from continuing operations, before income tax provision, equity in income and noncontrolling interest	41	42	1	2%
Income tax provision	(13)	(10)	3	-23%
Equity in income, net of tax	1	—	(1)	NM

Net income from continuing operations	29	32	3	10%
Income from discontinued operations, net of tax	1	—	(1)	NM

Net income	30	32	2	7%
Less: net income attributable to noncontrolling interest, net of tax	5	1	(4)	-80%

Net income attributable to the Company	$25	$31	6	24%

(1)	We recorded $3 million of restructuring costs in cost of sales for the first nine months of 2010.
(2)	We recorded $16 million and $10 million of restructuring costs in selling, general and administrative expenses for the first nine months of 2010 and 2011, respectively.
NM	(Not Meaningful)

Gross profit/Gross margin. Gross profit increased by $5 million and the gross margin decreased from 21% for the first nine months of 2010 to 19% for the first nine months of 2011. The decrease in gross margin related to an increase in our freight costs, material costs, costs to acquire calipers and inventory carrying costs during the first nine months of 2011 in comparison to the first nine months of 2010. Our freight costs and operating costs increased during the first nine months and as a result we increased prices and we have made productivity improvements to offset these cost increases, but it usually takes several months or more to fully mitigate cost increases. We also increased our purchases of used brake caliper cores, which are expensed in cost of sales, in order to fulfill a significant amount of new orders for remanufactured calipers. In the first nine months of 2011, we built up inventory in anticipation of increased demand. However, due to a decrease in miles driven and other factors we built inventory at a higher pace than actual sales increased and as a result our inventory carrying costs increased.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the first nine months of 2011 decreased by $1 million from the first nine months of 2010 due mainly to a reduction of restructuring costs offset by an increase in advertising expenses.

Income from settlement. On September 30, 2011, we entered into a settlement agreement with Satisfied Brake Products Inc. (“Satisfied”) for $10 million to settle our claims against Satisfied for their theft of our trade secrets. Upon execution of the settlement agreement, $2.5 million was due immediately and up to an additional $7.5 million is to be provided after liquidation of Satisfied’s business. As of September 30, 2011, we have recorded a gain of $2.5 million in the “Income from settlement” in the Consolidated Statement of Operations of $2.5 million. We will record the rest of the income from settlement once the realization is assured beyond a reasonable doubt, which we anticipate will occur if and when we receive the cash.

Operating profit/Operating margin. Operating profit increased by $9 million and the operating margin increased marginally in the first nine months of 2011 compared to the first nine months of 2010. In the first nine months of 2011 our operating profit in the Brake South America segment improved by $7 million due to lower restructuring costs in the current year. The On and Off-highway segment operating profit decreased $4 million mainly due to a lower gross margin on brake-related products and higher restructuring costs in the current year related to the closure of a brake facility in Canada.

Other income(loss), net. Other income decreased by $6 million in the first nine months of 2011 in comparison to the first nine months of 2010 due to higher factoring expenses and foreign currency losses.

Interest expense. Interest expense increased by $2 million in the first nine months of 2011 in comparison to the first nine months of 2010 due to higher debt levels in the current year.

Income tax provision. The income tax provision was $13 million and $10 million for the first nine months of 2010 and 2011, respectively. The effective tax rate was 32% and 24% for the first nine months of 2010 and 2011, respectively. The 2011effective income tax rate was favorably impacted by lower foreign taxes, reversal of foreign valuation allowances, a nonrecurring item in 2010 and 2011, lower taxes on unremitted earnings of foreign subsidiaries and reversal of a state tax liability.

Net income. Net income increased in 2011 in comparison to 2010 due to improvement in gross profit, a reduction in selling, general and administrative expenses and the settlement.

Results by Geographic Region

Net sales by geographic region were as follows:

(Dollars in millions)	Three Months Ended September 30, 2010	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2011
Net sales
United States	$301	$317	$870	$928
Foreign	218	240	620	696

Total net sales	$519	$557	$1,490	$1,624

United States sales as a percent of total sales	58%	57%	58%	57%
Foreign sales as a percent of total sales	42%	43%	42%	43%

United States. Net sales increased in the first nine months of 2011 in comparison to first nine months of 2010 and in the third quarter of 2011 in comparison to the third quarter of 2010, respectively, mainly due to increased sales in our Chassis products. The Chassis products sales increase was primarily due to new premium Chassis business with an existing customer and additional sales related to NAPD, which we acquired during the fourth quarter of 2010.

Foreign. Net sales increased in the first nine months of 2011 in comparison to first nine months of 2010 and in the third quarter of 2011 in comparison to third quarter of 2010, respectively, due to improving market conditions, increased sales to new and existing customers and favorable currency translation effects. Our sales increased by $45 million in South America, $13 million in Asia, and $17 million in Europe for the first nine months of 2011 in comparison to the first nine months of 2010.

Income from continuing operations before income tax provision, equity in income and noncontrolling interest by geographic region was as follows:

(Dollars in millions)	Three Months Ended September 30, 2010	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2011
Income (loss) from continuing operations before income tax provision, equity in income and noncontrolling interest
United States	$(11)	$(3)	$(27)	$(36)
Foreign	28	29	68	78

Total income from continuing operations before income tax provision, equity in income and noncontrolling interest	$17	$26	$41	$42

United States. Loss from continuing operations before income tax provision, equity in income and noncontrolling interest decreased in the third quarter and increased in the first nine months of 2011 in comparison to the prior year periods. The third quarter loss decreased by $8 million in 2011 from 2010 due mainly to a reduction in selling, general and administrative expenses and the settlement. The nine month loss increased mainly due to an increase in our freight and advertising expenses.

Foreign. Income from continuing operations before income tax provision, equity in income and noncontrolling interest increased in the first nine months of 2011 in comparison to the first nine months of 2010. The majority of the increase was due to an improvement in gross profit, which was driven by an increase in sales volume and favorable currency translation effects. Foreign sales increased by 12% in the first nine months of 2011 in comparison to the first nine months of 2010. Income from continuing operations before income tax provision, equity in income and noncontrolling interest increased by $1 million in the third quarter of 2011 in comparison to the third quarter of 2010.

The foreign income from continuing operations before income tax provision, equity in income and noncontrolling interest compared to the United States is higher due to interest expense in domestic operations and high profitability in some foreign operations. The majority of our debt relates to our United States operations and as a consequence almost all of the associated interest expense is allocated to our domestic operations. During the first nine months of 2011, our United States operations had $49 million of interest expense and our foreign operations had $2 million of interest expense. Some of our foreign operations, such as our Polish and Brazilian subsidiaries, have experienced significant growth and as a result their profitability has also increased.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash flow from operations and available borrowings from our ABL Revolver. Our primary liquidity requirements are significant and are expected to be primarily for debt servicing, working capital, restructuring obligations and capital spending.

We are significantly leveraged as a result of the acquisition in 2004, the refinancing that occurred in 2009 and the issuance of Additional Notes in 2010. As of September 30, 2011, the Company had $775 million in aggregate indebtedness. As of September 30, 2011, we had an additional $126 million of borrowing capacity available under our ABL Revolver after giving effect to $14 million in outstanding letters of credit, none of which was drawn against, and $3 million for borrowing base reserves. In addition, we had cash and cash equivalents of $55 million and $78 million as of December 31, 2010 and September 30, 2011, respectively.

We spent $32 million and $40 million in capital expenditures during the first nine months of 2010 and 2011, respectively. The cash flow from operations on an annual basis has historically been adequate to meet our liquidity needs. However, during the first half of the year, cash flows from operations are typically not sufficient to meet our liquidity needs, and we therefore utilize our ABL Revolver to bridge our financing needs until the second half of the year. During the first half of the current year we had a use of cash of $52 million and in the third quarter of this year we had a source of cash of $26 million. Based on the current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our debt facilities, will be adequate to meet our short term and long term liquidity needs.

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

Asset Based Credit Facilities

Overview. Affinia Group Intermediate Holdings Inc., Affinia Group Inc. and certain of its subsidiaries entered into a four-year $315 million ABL Revolver maturing in 2015 (subject to early termination under certain limited circumstances). There was $170 million outstanding on the ABL Revolver at September 30, 2011. The ABL Revolver includes (i) a revolving credit facility of up to $295 million for borrowings solely to the U.S. domestic borrowers (the “U.S. Facility”), including (a) a $40 million sub-limit for letters of credit and (b) a $30 million swingline facility and (ii) a revolving credit facility of up to $20 million for Canadian Dollar denominated revolving loans solely to a Canadian borrower (the “Canadian Facility”). Availability under the ABL Revolver is based upon monthly (or more frequent under certain circumstances) borrowing base valuations of Affinia Group Inc.’s eligible inventory and accounts receivable and is reduced by certain reserves in effect from time to time.

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

Senior Notes

Overview. In November 2004, Affinia Group Inc. issued $300 million aggregate principal amount of the Subordinated Notes, which bear interest at a rate of 9% and mature on November 30, 2014, pursuant to an indenture dated as of November 30, 2004 (the “senior subordinated indenture”). On December 9, 2010, Affinia Group Inc. issued $100 million of Additional Notes. In connection with our refinancing in August 2009, Affinia Group Inc. issued $225 million aggregate principal amount of the Secured Notes (together with the Subordinated Notes, the “Senior Notes”), which bear interest at a rate of 10.75% and mature on August 15, 2016, pursuant to an indenture dated as of August 13, 2009 (the “senior secured indenture” and, together with the senior subordinated indenture, the “senior indentures”). On December 31, 2010, Affinia Group Inc. redeemed $22.5 million aggregate principal amount of the Secured Notes pursuant to their terms at a redemption price equal to 103% of the principal amount of such notes being redeemed, plus accrued and unpaid interest to the redemption date. As of September 30, 2011, $367 million principal amount of the Subordinated Notes was outstanding and $201 million principal amount of the Secured Notes was outstanding, net of a $2 million issue discount which is being amortized until the Secured Notes mature.

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

Cash Flows

Net cash provided by (used in) operating activities

Net cash provided by (used in) operating activities for the nine months ended September 30, 2010 and 2011 was $31 million source of cash and $26 million use of cash, respectively. The following table summarizes significant changes in our operating activities:

(Dollars in millions)	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2011
Net income	$30	$32
Change in trade accounts receivable	(40)	(23)
Change in inventories	(48)	(29)
Change in other current operating assets	(12)	(40)
Change in other current operating liabilities	75	5

Subtotal	5	(55)
Other changes in operating activities	26	29

Net cash provided by (used in) operating activities	$31	$(26)

Change in trade accounts receivable – The change in trade accounts receivable was a $40 million and $23 million use of cash in the first nine months of 2010 and 2011, respectively. The change in trade accounts receivable was due in part to entering into factoring programs in the third quarter of 2010 that have continued through to 2011.

Inventories – The change in inventories was a $48 million and a $29 million use of cash in the first nine months of 2010 and 2011, respectively. In the last half of 2010 we began building up inventory, which we continued until the second quarter of 2011, in anticipation of increased demand. However, due to a decrease in miles driven and other factors we built inventory at a higher pace than actual sales increased. We began focusing on reducing inventory levels during the third quarter which resulted in a $45 million decrease from the second quarter of 2011.

Change in other current operating assets – The change in other current operating assets was a $12 million and a $40 million use of cash during the first nine months of 2010 and 2011, respectively. The change in other current operating assets relates to an increase in prepaid taxes and a short-term asset related to one of our larger customers.

Change in other current operating liabilities – The change in other current operating liabilities was a $75 million and a $5 million source of cash during the first nine months of 2010 and 2011, respectively. The change was primarily due to fluctuations in accounts payable, which was a $53 million source of cash and a $19 million use of cash in the first nine months of 2010 and 2011, respectively. Accounts payable fluctuates from quarter to quarter due to the timing of payments.

Net cash used in investing activities

Net cash used in investing activities for the first nine months of 2010 and 2011 was $26 million and $29 million, respectively. The following table summarizes significant changes in our investing activities:

(Dollars in millions)	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2011
Proceeds from sales of assets	$—	$3
Proceeds from the sale of affiliates	11	—
Change in restricted cash	(4)	4
Additions to property, plant and equipment	(32)	(40)
Other investing activities	(1)	4

Net cash used in investing activities	$(26)	$(29)

Proceeds from the sale of affiliates – On February 2, 2010, we sold our Commercial Distribution Europe business unit for approximately $12 million reduced by post-closing purchase price adjustments of $1 million.

Additions to property, plant and equipment – The additions increased significantly in 2011 due to the expansion in China for new friction and filtration facilities. The total additions to property, plant and equipment in China increased $7 million in the first nine months of 2011 in comparison to the first nine months of 2010.

Net cash provided by financing activities

Net cash provided by financing activities for the first nine months of 2010 and 2011 was $2 million and $83 million, respectively. The following table summarizes significant changes in our financing activities:

(Dollars in millions)	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2011
Net increase (decrease) in other short-term debt	$9	$(11)
Payments of other debt	—	(8)
Proceeds from other debt	3	20
Capital contribution	—	2
Net proceeds from ABL Revolver	(10)	80

Net cash provided by financing activities	$2	$83

Net increase (decrease) in other short-term debt – During the current year our Chinese operation was able to decrease its short term debt due to a reduction in purchases of inventory.

Proceeds from other debt – The change in the first nine months of 2011 was due to our Polish subsidiary increasing its debt by $20 million.

Net proceeds from ABL Revolver – During the first nine months of 2011 we borrowed $80 million on our ABL Revolver compared to $10 million in payments for the first nine months of 2010. The additional borrowings in 2011 were needed to fund the additional operational needs related to increased levels of capital spending and higher levels of working capital.

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

Our foreign currency exchange rate risk management efforts primarily focus upon operationally managing the net amount of non-functional currency denominated monetary assets and liabilities. In addition, we routinely execute short-term currency exchange rate forward contracts intended to mitigate the earnings impact related to the re-measurement process. At September 30, 2011, we had currency exchange rate derivatives with an aggregate notional value of $76 million and fair values of $2 million in assets and $2 million in liabilities.

Interest rate risk

We are exposed to the risk of rising interest rates to the extent that we fund operations with short-term or variable-rate borrowings. At September 30, 2011, the Company’s $775 million of aggregate debt outstanding consisted of $204 million of floating-rate debt and $571 million of fixed-rate debt.

Pursuant to our written interest rate risk management policy we actively monitor and manage our fixed versus floating rate debt composition within a specified range. At quarter-end, fixed rate debt comprised approximately 74% of our total debt. Based on the amount of floating-rate debt outstanding at September 30, a 1% rise in interest rates would result in approximately $2 million in incremental interest expense.

Commodity Price Risk Management

We are exposed to adverse price movements or surcharges related to commodities that are used in the normal course of business operations. Management actively seeks to negotiate contractual terms with our customers and suppliers to limit the potential financial impact related to these exposures.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the quarter ended September 30, 2011.

During the quarter ended September 30, 2011, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

On March 31, 2008, a class action lawsuit was filed by S&E Quick Lube Distributors, Inc. of Utah against several auto parts manufacturers for allegedly conspiring to fix prices for replacement oil, air, fuel and transmission filters. Several auto parts companies are named as defendants, including Champion Laboratories, Inc., Purolator Filters NA LLC, Honeywell International Inc., Cummins Filtration Inc., Donaldson Company, Baldwin Filters Inc., Bosch USA., Mann + Hummel USA Inc., ArvinMeritor Inc., United Components Inc. and Wix Filtration Corp LLC (“Wix Filtration”), one of our subsidiaries. The lawsuit is currently pending as a consolidated Multi-District Litigation (“MDL”) Proceeding in Chicago, IL because of multiple “tag-along” filings in several jurisdictions. Two suits have also been filed in the Canadian provinces of Ontario and Quebec. Wix Filtration, along with other named defendants, has filed various motions to dismiss plaintiffs’ complaints, which were denied by the court in December 2009. Several defendants, including Wix Filtration, refiled motions to dismiss based upon plaintiff’s most recent amended complaint. The court denied those motions in September 2010. Discovery in the action continues. In June 2011, the U.S. Department of Justice indicted the plaintiffs’ main witness, William Burch, for making false statements in connection with litigation. Burch pleaded guilty, was sentenced to two years in prison and the parties are now considering the implications. Three defendants to the action, Baldwin Filters Inc., Cummins Filtration Inc. and Donaldson Company have settled the claims against them for minimal payments. We continue to believe that Wix Filtration did not engage in any improper conduct and in any event did not have significant sales in this particular market at the relevant time periods so we do not expect the lawsuit to have a material adverse effect on our financial condition or results of operations. We intend to vigorously defend this matter.

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

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act, as amended.

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act, as amended.

32.1	Certifications of Executive Officers pursuant to 18 U.S.C. Section 1350(b)

101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.

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

Date: November 14, 2011