Form 10-K
period 2011-12-31
Affinia Group Intermediate Holdings Inc.
filed 2012-03-16
CIK 1328655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 1,000 shares outstanding of the registrant’s common stock as of March 16, 2012 (all of which are privately owned and not traded on a public market).

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and other important factors include, among others, continued volatility in and disruption to the global economy and the resulting impact on the availability and cost of credit; financial viability of key customers and key suppliers; our dependence on our largest customers; increased crude oil and gasoline prices and resulting reductions in global demand for the use of automobiles; the shift in demand from premium to economy products; pricing and pressures from imports; increasing costs for manufactured components; the expansion of return policies or the extension of payment terms; risks associated with our non-U.S. operations; risks related to our receivables factoring arrangements; product liability and warranty and recall claims; reduced inventory levels by our distributors resulting from consolidation and increased efficiency; environmental and automotive safety regulations; the availability of raw materials, manufactured components or equipment from our suppliers; challenges to our intellectual property portfolio; our ability to develop improved products; the introduction of improved products and services that extend replacement cycles otherwise reduce demand for our products; our ability to achieve cost savings from our restructuring plans; work stoppages, labor disputes or similar difficulties that could significantly disrupt our operations; our ability to successfully combine our operations with any businesses we have acquired or may acquire; risk of impairment charges to our long-lived assets; risk of impairment to intangibles and goodwill; the risk of business disruptions related to a variety of events or conditions including natural and man-made disasters; risks associated with foreign exchange rate fluctuations; risks associated with our expansion into new markets; the impact on our tax rate resulting from the mix of our profits and losses in various jurisdictions; reductions in the value of our deferred tax assets; difficulties in developing, maintaining or upgrading information technology systems; risks associated with doing business in corrupting environments; our substantial leverage and limitations on flexibility in operating our business contained in our debt agreements. Additionally, there may be other factors that could cause our actual results to differ materially from the forward-looking statements.

iii

PART I.

Item 1.	Business

Our Company

We are a global leader in the light and commercial vehicle replacement products and services industry, which is also referred to as the aftermarket. Our extensive aftermarket product offering consists principally of filtration, brake and chassis products. Our filtration products fit heavy and medium duty trucks, light vehicles, equipment in the off-highway market (i.e., construction, mining, forestry and agricultural) and equipment for industrial and marine applications. Our brake and chassis products fit light vehicles and heavy and medium duty trucks. In addition, we provide aftermarket products and distribution services in South America. We believe that the growth of the global aftermarket, from which we derived approximately 99% of our net sales in 2011, is predominantly driven by the size, age and use of the population of vehicles and equipment in operation. We design, manufacture, distribute and market a broad range of aftermarket products in North America, South America, Europe, and Asia and generate sales in over 70 countries. Based on management estimates and certain information from third parties, we believe that we hold the #1 market position in North American aftermarket filtration, chassis and brake products and the #2 market position in Brazilian aftermarket parts distribution by net sales for the year ended December 31, 2011. We believe historically that we held the #2 market position in North America in our aftermarket chassis products, which is mainly steering and suspension products. However, with the recent growth in our Chassis products we believe we have secured the #1 market position by a marginal percentage.

Our aftermarket products can be classified into two primary groups:

(1)	Routine maintenance products, such as oil, fuel, air and other filters. The regular replacement cycle for these types of products provides a stable and recurring revenue stream. For example, we estimate that the oil filter will be replaced on an average heavy duty truck eight to ten times each year and on a typical light duty vehicle three to four times each year.

(2)	Wear products that are designed to be replaced occasionally, such as brake and chassis products (e.g., pads, rotors, shoes, drums, shock absorbers, steering and other suspension products). For example, brake pads will be replaced multiple times over the life of a light vehicle and more frequently over the life of a typical severe use vehicle or heavy duty truck.

The aftermarket brake industry is a highly competitive, and price sensitive market. Over the past several years, we have addressed this by moving our manufacturing from high cost facilities, to state of the art low cost country manufacturing in China and India in particular. This transformation is now complete. There are any number of importers of brake products who do not design, manufacture, or for that matter warehouse and distribute on a mass scale, but strictly offer a short line of products to the industry. Affinia has developed the strategy over many years, of providing our customers with an extensive range of not only products, but services such as detailed product catalogs, e-catalogs, technical services and training, electronic data interchange, point of sale marketing materials, and direct shipments to jobber and retail outlets. These additional offerings help build customer loyalty and generate repeat business while differentiating us from our competitors. In pursuit of this strategy, and in response to the changing dynamics of the brake industry, we have made the decision to engage in a plan to sell the Brake North America and Asia group. We expect to sell the group during the first half of 2012.

We market our products under a variety of well-known brands, including WIX®, Raybestos®, Nakata®, Brake-Pro®, Filtron™, AIMCO®, McQuay-Norris®and ecoLAST®. Additionally, we provide private label products to large aftermarket distributors, including NAPA®, CARQUEST® and ACDelco®, as well as co-branded products for Federated Auto Parts (“Federated”) and Automotive Distribution Network (“ADN”). We believe that we have achieved our leading market positions due to the quality and reputation of our brands and products among professional installers, who are the primary decision makers for the purchase of the products we supply to the aftermarket. Professional installers are highly incentivized to order reliable, well-known aftermarket products when repairing a vehicle because the cost of the products is passed through to the end consumer and, once the repair is made, installers are expected to stand behind their work by replacing any malfunctioning products without charging for the replacement or for the additional labor required. We believe that the reputation of our brands and products for form, fit, function and quality promotes significant demand for our products from these installers and throughout the aftermarket supply chain. Our reputation for reliability has helped us penetrate retailers whose customers have become increasingly sophisticated about the quality of the products they install in their vehicles.

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

Our principal product areas are described below:

Product Area	Representative Brands	Product Description

Filtration	WIX, Filtron, NAPA, CARQUEST and ecoLAST	Oil, air, fuel, hydraulic and other filters for light, medium and heavy duty on and off-highway vehicle, industrial and marine applications

Brakes	Raybestos, Brake-Pro, AIMCO, NAPA, CARQUEST and ACDelco	Drums, rotors, calipers, friction and hydraulic components

Distribution – South America	Nakata and WIX	Steering, shock absorbers and other suspension and driveline components, brakes, fuel and water pumps and other aftermarket products

Chassis	Raybestos, Nakata, NAPA Chassis, McQuay-Norris and ACDelco	Steering, suspension and driveline components

Our net sales for 2011 were approximately $2.1 billion including our Brake North America and Asia group and $1.5 billion excluding our Brake North America and Asia group. The following charts illustrate our net sales on a continuing basis by geography and product type for the fiscal year ended December 31, 2011, excluding our Brake North America and Asia group, which is classified as discontinued operations (refer to Note 3. Discontinued Operation – Brake which is included in Item 8 of this report). For further information about our segments and our sales by geographic region, refer to “Note 20. Segment Information,” which is included in Item 8. Financial Statements and Supplementary Data.

History and Ownership

The registrant is a Delaware corporation formed on October 18, 2004 and controlled by affiliates of The Cypress Group L.L.C. (“Cypress”). The registrant’s direct wholly-owned subsidiary Affinia Group Inc., a Delaware corporation formed on June 28, 2004, entered into a stock and asset purchase agreement, as amended (the “Purchase Agreement”), with Dana Corporation (“Dana”) on July 8, 2004. The Purchase Agreement provided for the acquisition by Affinia Group Inc. of substantially all of Dana’s aftermarket business operations (the “Acquisition”). The Acquisition was completed on November 30, 2004.

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

On December 15, 2005, Holdings, our parent company, entered into stockholder and other agreements with certain officers, directors and key employees (collectively, the “Executives”) of the Company, pursuant to which those Executives purchased an aggregate of 9,520 shares of Holdings common stock for $100 per Share in cash. Holdings received aggregate proceeds of $952,000 as a result of the offering, which was made pursuant to the Affinia Group Holdings Inc. 2005 Stock Incentive Plan (“2005 Stock Plan”). Since 2005, Holdings has re-purchased some of those shares and has issued a small amount of additional shares, and a shareholder ceased to be an Executive of the Company, as a result of which there were 4,463 shares of Holdings common stock held by Executives outstanding as of December 31, 2011 (excluding shares that may be issued pursuant to our non-qualified deferred compensation plan).

On October 30, 2008, Holdings authorized 9.5% Class A Convertible preferred stock, with an initial issuance price of $1,000 per share, consisting of 150,000 shares. Holdings issued 51,475 shares of its preferred stock on October 31, 2008 to its investors and certain of our executives. As of December  31, 2011 there were 69,045 shares of Holdings preferred stock outstanding.

Overview

Our extensive product offering fits nearly every car, truck, off-highway and agricultural make and model on the road, allowing us to serve as a full line supplier to our customers for our product categories. These customers primarily comprise large aftermarket distributors and retailers selling to professional technicians or installers. Our customer base also includes original equipment service (“OES”) participants such as ACDelco. Many of our customers are leading aftermarket companies, including NAPA, CARQUEST, Aftermarket Auto Parts Alliance (“the Alliance”), Uni-Select Inc., O’Reilly Auto Parts, and Federated. As an active participant in the aftermarket for more than 60 years, we have many long-standing customer relationships.

We derived approximately 99% of our 2011 net sales from the on and off-highway replacement products and services industry, which is also referred to as the aftermarket. We believe that the aftermarket will continue to grow as a result of the increase in the light vehicle population and the average age of light vehicles. According to the Automotive Aftermarket Industry Association (“AAIA”), the U.S. motor vehicle aftermarket increased by 4.2% during 2010. In 2011, the industry was forecasted to increase by 4.1% and continue in 2012 with 4.1% growth.

Sales by Region

Our broad range of filtration, chassis and other products are primarily sold in North America, Europe and South America. We are also focusing on expanding manufacturing capabilities globally to position us to take advantage of global growth opportunities. With our new filtration plant in China we believe we are well positioned in Asia. In the future we plan to sell our broad product offering in China and other Asian markets. For information about our segments and our sales by geographic region, refer to “Note 20. Segment Information,” which is included in Item 8. Financial Statements and Supplementary Data.

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

In December 2010, the Company acquired the remaining 50% ownership interest in Affinia India Private Limited (formerly known as Affinia MAT India Braking Private Limited), the Company’s India joint venture, for $24 million in cash, increasing our ownership interest from 50% to 100%. The acquisition was not subject to any post closing purchase price adjustments or earn-outs. We had a controlling financial interest in Affinia India Private Limited prior to the purchase of the remaining 50% interest. Since we had control prior to the purchase, we accounted for the transaction as an equity transaction consistent with ASC Topic 810, “Consolidation.” We financed this acquisition with available borrowings under our asset based revolving credit facility which provides for borrowings of up to $315 million (the “ABL Revolver”), which borrowings were repaid with proceeds from our completed offering on December 9, 2010 of an additional $100 million aggregate principal amount (the “Additional Notes”) of our 9% Senior Subordinated Notes due 2014 (the “Subordinated Notes”).

Restructuring

Comprehensive Restructuring

In 2005, we announced two restructuring plans: (i) a restructuring plan that we announced at the beginning of 2005 as part of the Acquisition, also referred to herein as the “acquisition restructuring” and (ii) a restructuring plan that we announced at the end of 2005, also referred to herein as the “comprehensive restructuring” (collectively, the “restructuring plans”). We have completed the acquisition restructuring and we have substantially completed the comprehensive restructuring. We have closed 36 facilities during the last six years and have shifted some of our manufacturing base to lower labor cost countries such as China, India, Ukraine and Mexico.

In connection with the comprehensive restructuring, we have recorded $169 million in restructuring costs to date and we expect to record less than $1 million in restructuring costs for the remainder of the comprehensive restructuring.

Other Restructuring

At the end of 2009, we approved the closure of our distribution operations located in Mississauga, Ontario, Canada. The operations closed at the end of the first quarter of 2010. The closure of this operation was part of the Company’s continuing effort to improve its distribution system and serve the replacement parts market effectively and efficiently. The charges were comprised of employee severance costs of approximately $1 million and other trailing liabilities of approximately $4 million. We incurred approximately $1 million in 2011, $4 million in 2010 and $1 million in 2009 related to the closure of this facility. We anticipate another $1 million in restructuring costs in 2012 related to the closure of the facility.

On May 3, 2010, we announced the closure of our manufacturing operations located in Maracay, Edo Aragua, Venezuela. The operations closed during the second quarter of 2010. We incurred pre-tax charges of approximately $7 million in 2010, of which approximately $4 million were cash expenditures. The charges were comprised of employee severance costs of $3 million, asset impairments of $3 million, and other trailing liabilities of $1 million. We will still continue to distribute brake products in Venezuela, which we import from other low cost manufacturing sources. Our Venezuelan filter operation was unaffected by the closure of the brake manufacturing operation.

On May 13, 2011, we announced the closure of our manufacturing operations located in Guelph, Ontario, Canada. The operations closed in the third quarter of 2011. We incurred pre-tax charges of $7 million in 2011 related to the closure of this facility. The charges were comprised of employee severance costs of $6 million and other trailing liabilities of $1 million.

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

According to AAIA, there were approximately one billion light, medium and heavy duty vehicles registered worldwide in 2010. Approximately 249 million, or 26%, of these vehicles were registered in the United States. According to the AAIA, the overall size of the U.S. aftermarket was approximately $285.7 billion in 2010. We are one of the largest independent participants in the global aftermarket, based on our sales in over 70 countries and offer what we believe is the broadest line within our product categories. To facilitate efficient inventory management and timely vehicle owner customer service, many of our customers and professional installers rely on larger suppliers like us to have full line product offerings, consistent value-added services and timely delivery. There are important advantages to having meaningful size and scale in the aftermarket, including the ability to support significant distribution operations, offer sophisticated supply chain management capabilities and provide a broad line of quality products.

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

We believe that future growth in aftermarket product sales will be driven by the following key factors:

Growth in global vehicle population. AAIA estimates that the world’s total vehicle population in 2010 was approximately 1.0 billion. R.L. Polk & Co. (“Polk”) expects that the total vehicle populations of several key emerging markets will grow significantly over the next several years, as indicated by the forecasted compound annual growth rate (“CAGR”) in vehicle population from 2010 to 2015 for each of the following geographic areas:

•	Brazil – 7.4%

•	China – 15.7%

•	Eastern Europe – 4.0%

•	India – 10.2%

Growth in global commercial vehicle population. Polk estimates that there were approximately 241 million commercial vehicles worldwide in 2010 and expects the commercial vehicle population to continue to grow at a CAGR of 3.5% from 2010 to 2015. In particular, Polk expects that the U.S. commercial vehicle population will grow at a CAGR of 1.6% from 2010 to 2015 and that the commercial vehicle populations of several key emerging markets will grow significantly over the next several years, as indicated by the forecasted CAGRs in commercial vehicle population from 2010 to 2015 for the following geographic areas:

•	Brazil – 8.6%

•	China – 10.5%

•	Eastern Europe – 5.4%

•	India – 5.9%

Increase in total miles driven in the United States. In the United States, the total miles driven rose from 2.15 trillion in 1990 to 3.00 trillion in 2011, an increase of approximately 40%. Since 1980, annual miles driven in the United States have increased every year except for 2008 and 2011.

Increase in average age of light vehicles in the United States. As of 2010, the average light vehicle age in the United States was 10.6 years, compared to an average of 8.9 years in 2000. As the average light vehicle age continues to rise, we believe that the use of aftermarket products will generally increase as well.

Increase in vehicle related regulation and legislation. Increase in environmental and safety legislation that is being adopted on a global basis has led to an increase in demand for high value filtration and brake products.

Products

Our principal product areas are described below:

Product	2011 Net Sales (Dollars in Millions)	Percent of 2011 Net Sales	Representative Brands	Product Description
Filtration products	$801	54%	WIX, FILTRON, NAPA, CARQUEST and ecoLAST	Oil, fuel, air, hydraulic and other filters for light-, medium- and heavy-duty on and off-highway vehicle applications
Commercial Distribution South America products	459	31%	Nakata and WIX	Steering, suspension, driveline components, brakes, fuel and water pumps and other aftermarket products
Chassis products	213	15%	Raybestos Chassis, NAPA Chassis, McQuay-Norris, ACDelco and Nakata	Steering, suspension and driveline components

Total On and Off-Highway segment	1,473	100%
South America other segment	16	1%
Corporate, Eliminations and other	(11)	(1)%

Net sales of continuing operations	1,478

Brake North America & Asia group	637		Raybestos, NAPA, CARQUEST, BrakePro, AIMCO and ACDelco	Drums, rotors, calipers, pads and shoes and hydraulic components

Net sales of continuing and discontinued operations	2,115

Filtration Products. We are a leading designer, manufacturer, marketer and distributor of a broad range of filtration products for the aftermarket and we are one of the few aftermarket suppliers of both heavy duty and light duty filters. Our filtration business includes manufacturing operations in Europe, South America and China. Our filtration product lines include oil, air, fuel, hydraulic and other filters for light, medium and heavy duty on and off-highway vehicle, industrial and marine applications.

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

Brake Products. We are a leading designer, manufacturer, marketer and distributor of a broad range of brake products for the aftermarket. We have an extensive offering of high quality, premium brake products. Our brake products include master cylinders, wheel cylinders, hardware and hydraulics, drums, shoes, linings, bonded/riveted segments, rotors, brake pads, calipers and castings. Excluding brake product sales in our Brake North America and Asia group we will still distribute approximately $22 million of brake products in South America.

Sales Channels and Customers

We distribute our products across several sales channels, including traditional, retail and OES channels. Approximately 26% and 8% of our 2011 net sales from continuing operations were derived from our two largest customers, NAPA and CARQUEST, respectively. See “Risk Factors—Our Business would be materially and adversely affected if we lost any of our larger customers.” During 2011, on a continuing operations basis, we derived approximately 49% of our net sales from the United States and approximately 51% of our net sales from other countries.

We have maintained long-standing relationships with many of our top customers. Some of our most significant customers include NAPA, CARQUEST, ACDelco, Federated, ADN, Uni-Select, Les Schwab, the Alliance and O’Reilly Auto Parts, each of which is a key player in the aftermarket.

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

As of December 31, 2011, we maintain and have pending in excess of 250 patents and patent applications on a worldwide basis. These patents expire over various periods up to the year 2030. We do not materially rely on any single patent or group of patents. In addition, we believe that the expiration of any single patent or group of patents will not materially affect our business. We have proprietary trade secrets, technology, know-how, processes and other intellectual property rights that are not registered.

Trademarks are important to our business activities. We have a robust worldwide program of trademark registration and enforcement to maintain and strengthen the value of the trademarks and prevent the unauthorized use of our trademarks. The Raybestos and WIX trade names are highly recognizable to the public and are valuable assets. Additionally, we use numerous other trademarks which are registered worldwide or for which we claim common law rights. As of December  31, 2011, we had in excess of 750 active trademark registrations and applications worldwide.

Raw Materials and Manufactured Components

We use a broad range of manufactured components and raw materials in our products, including steel, steel-related components, filtration media, aluminum, brass, iron, rubber, resins, plastics, paper and packaging materials. We purchase raw materials from a wide variety of domestic and international suppliers, and we have not, in recent years, experienced any significant shortages of these items and normally do not carry inventories of these items in excess of those reasonably required to meet our production and shipping schedule. Raw materials comprise the largest component of our manufactured goods cost structure. With our commitment to globalization, we are subject to increases in freight costs due to increased oil prices. We experienced price volatility in fiscal year 2011 with raw material prices trending higher. We will continue to review our purchasing and sourcing strategies for opportunities to reduce costs.

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

Backlog

Substantially all of the orders on hand at December 31, 2011 are expected to be filled during 2012. We do not view our backlog as being insufficient, excessive or problematic, or a significant indication of 2012 sales.

Research and Development Activities

We provide information regarding our research and development activities in “Note 2. Summary of Significant Accounting Policies” to our consolidated financial statements, which is included in “Item 8. Financial Statements and Supplementary Data.”

Competition

The light duty filter aftermarket is comprised of several large U.S. manufacturers that compete with us, including United Components, Inc. under the brand name Champ, FRAM Group, LLC under the brand name FRAM and Purolator Filters NA LLC under the brand name Purolator, along with several international light duty filter suppliers. The heavy duty filter aftermarket is comprised of several manufacturers that compete with us, including Cummins, Inc. under the brand name Fleetguard, CLARCOR Inc. under the brand name Baldwin and Donaldson Company Inc. under the brand name Donaldson. The brake aftermarket is comprised of several large manufacturers that compete with us, including Federal Mogul Corp. under the brand name Wagner, Honeywell International Inc. under the brand name Bendix and Cardone Industries, Inc. under the brand name A1 Cardone. The chassis aftermarket is comprised primarily of one large U.S. manufacturer that competes with us, Federal Mogul Corp. under the brand name Moog, along with some international chassis suppliers. The Commercial Distribution South America products competitors include, Dpk Distribuidora de Pecas, Ltda, Pacaembu Autopeças, Polipeças Comercial e Importadora Ltda and Comdip Comercial Distribuidora de Peças Ltda. We compete on, among other things, quality, price, service, brand reputation, delivery, technology and product offerings.

Employees

As of December 31, 2011, we had 11,458 employees (including the Brake North America and Asia group), of whom 5,726 were employed in North America, 2,854 were employed in Asia, 1,675 were employed in South America and 1,203 were employed in Europe. The Brake North America and Asia group had 5,641 employees as of December 31, 2011. Approximately 23% of our employees are salaried and the remaining approximately 77% of our employees are hourly. As of December 31, 2011, approximately 5% of our 4,263 U.S. employees and approximately 2% of our 121 Canadian employees were represented by unions all of whom are part of our discontinued operation. We consider our relations with our employees to be good.

We are party to a collective bargaining agreement in the United States that covers 226 employees and expires in October 2014. We are party to a collective bargaining agreement in Canada that covers 3 employees and expires in March 2013.

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

Internet Availability

Available free of charge through our internet website, www.affiniagroup.com, under the investor relations tab are our recent filings of forms 10-K, 10-Q, 8-K and amendments to those reports filed with the Securities and Exchange Commission. These reports can be found on our internet website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with the SEC.

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

The global economy, including the global capital and credit markets, has been experiencing a period of significant uncertainty, characterized by very weak or negative economic growth, high unemployment, reduced spending by consumers and businesses, the bankruptcy, failure, collapse or sale of various financial institutions and a considerable level of intervention from the United States federal government and various foreign governments. Downgrades of long-term sovereign debt issued by the United States and various European countries by Standard & Poor’s, Moody’s and other rating agencies could also affect global and domestic financial markets and economic conditions. These recessionary conditions have materially and adversely affected the demand for our products and services and, therefore, reduced purchases by our customers, which has negatively affected our revenue growth and caused a decrease in our profitability. Although many vehicle maintenance and repair expenses are non-discretionary, difficult economic conditions may reduce miles driven and thereby increase periods between maintenance and repairs. In addition, interest rate fluctuations, financial market volatility or credit market disruptions may limit our access to capital, and may also negatively affect our customers’ and our suppliers’ ability to obtain credit to finance their businesses on acceptable terms. As a result, our customers’ need for and ability to purchase our products or services may decrease, and our suppliers may increase their prices, reduce their output or change their terms of sale. If our customers’ or suppliers’ operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, our customers may not be able to pay, or may delay payment of, accounts receivable owed to us, and our suppliers may restrict credit or impose different payment terms. Any inability of customers to pay us for our products and services, or any demands by suppliers for different payment terms, may materially and adversely affect our earnings and cash flow.

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

For the year ended December 31, 2011, approximately 26% and 8% of our net sales from continuing operations were to NAPA and CARQUEST, respectively. To compete effectively, we must continue to satisfy these and other customers’ pricing, service, technology and increasingly stringent quality and reliability requirements. Additionally, our revenues may be affected by decreases in NAPA’s or CARQUEST’s business or market share. Consolidation among our customers may also negatively impact our business. We cannot provide any assurance as to the amount of future business with these or any other customers. While we intend to continue to focus on retaining and winning these and other customers’ business, we may not succeed in doing so. Although business with any given customer is typically split among numerous contracts, the loss of, or significant reduction in purchases by, one of those major customers could materially and adversely affect our business, financial condition and results of operations.

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

We have significant manufacturing operations outside the United States, including joint ventures and other alliances. In 2011, approximately 51% of our net sales from continuing operations originated outside the United States. Risks inherent in international operations include:

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

We have entered into agreements with third-party financial institutions to factor on a non-recourse basis certain receivables. The terms of the factoring arrangements provide for the factoring of certain U.S. Dollar-denominated or Canadian Dollar-denominated receivables, which are purchased at the face amount of the receivable discounted at the annual rate of LIBOR plus a bank-determined spread on the purchase date. The amount factored is not contractually defined by the factoring arrangements and our use will vary each month based on the amount of underlying receivables and our cash flow needs. We began factoring certain of our receivables during 2010. For the year ended December 31, 2011, the total amount of receivables factored was $408 million and the cost incurred on factoring was $4 million. For the year ended December 31, 2010, the total amount of receivables factored was $156 million and the cost incurred on factoring was $2 million. Receivables factored by us will be accounted for as a sale and removed from the balance sheet at the time of factoring and the cost of the factoring will be accounted for in other income. If any of the financial institutions we have factoring arrangements with experience financial difficulties or are otherwise unable or unwilling to honor the terms of, or otherwise terminates, our factoring arrangements, we may experience material and adverse economic losses due to the impact of such failure on our liquidity, which could have a material and adverse effect upon our financial condition, results of operations and cash flows.

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

At the end of 2005 we announced the comprehensive restructuring through which we seek to lower costs and improve profitability by rationalizing manufacturing operations and to focus on low-cost sourcing opportunities. We have realized approximately $100 million in cost savings as a result of the comprehensive restructuring to date. The majority of our comprehensive restructuring relates to our discontinued operations and we have substantially completed the comprehensive restructuring plan. We may not be able to achieve the level of benefits that we expected to realize or we may not be able to realize these benefits within the timeframes we currently expect. Our expectations regarding cost savings are also predicated upon maintaining our sales levels and maintaining our operations as continuing. The planned divestiture of our Brake North America and Asia Group could have a negative effect on our ability to achieve the anticipated savings.

Work stoppages, labor disputes or similar difficulties could significantly disrupt our operations.

As of December 31, 2011, 226 of our U.S. employees and 3 of our Canadian employees were represented by unions. These employees are part of our Brake North America and Asia group, which is classified in discontinued operations. It is possible that our workforce will become more unionized in the future. We may be subject to work stoppages and may be affected by other labor disputes. A work stoppage at one or more of our plants may have a material and adverse effect on our business. Unionization activities could also increase our costs, which could have an adverse effect on our business, financial condition and results of operations.

Additionally, a work stoppage at one of our suppliers could materially and adversely affect our operations if an alternative source of supply were not readily available. Stoppages by employees of our customers also could result in reduced demand for our products.

Any acquisitions or dispositions we make could disrupt our business and materially and adversely affect our business, financial condition and results of operations.

We may, from time to time, consider acquisitions of complementary companies, products or technologies or dispositions of existing lines of business. For example, we recently announced that we are committed to evaluating strategic options for selling our Brake North America and Asia group. Acquisitions and dispositions involve numerous risks, including the diversion of our management’s attention from other business concerns and potential adverse effects on existing business relationships with current customers and suppliers. In addition, any acquisitions could present difficulties in the assimilation of the acquired business and involve the incurrence of substantial additional indebtedness. We cannot assure that we will be able to successfully integrate any acquisitions that we pursue or that such acquisitions will perform as planned or prove to be beneficial to our operations and cash flow. We cannot assure that we will be able to realize higher values for our brake related businesses through the evaluation of strategic alternatives or that we will be able to consummate any proposals for strategic alternatives for the brake related business at all or within a specified time period, due to market, regulatory and other factors. Any of these factors could materially and adversely affect our business, financial condition and results of operations.

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

Our ability to maintain our ongoing operations could be impaired.

To be successful and achieve our objectives under our strategic plan, we must retain qualified personnel. Our potential sale of the Brake North America and Asia operations may create uncertainty for our employees and this uncertainty may adversely affect our ability to retain key employees, including our senior management, and to hire new talent necessary to maintain our ongoing operations which could have a material adverse effect on our business. Accordingly, we may fail to maintain our ongoing operations, or execute our strategic plan if we are unable to manage such changes effectively.

We may be required to recognize impairment charges for our long-lived assets, which includes fixed assets, intangible assets, and goodwill.

At December 31, 2011, the net carrying value of long-lived assets (property, plant and equipment) totaled $118 million. Additionally, we have $122 million of property, plant and equipment on our consolidated balance sheet classified in current assets of discontinued operations as of December 31, 2011. In accordance with GAAP, we periodically assess our long-lived assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may result in charges to long-lived asset impairments. Future impairment charges could significantly affect our results of operations in the periods recognized. Impairment charges would also reduce our consolidated net worth and increase our debt to total capitalization ratio, which could negatively impact our access to the public debt and equity markets.

We have $122 million of recorded intangible assets and goodwill on our consolidated balance sheet as of December 31, 2011. Additionally, we have $78 million of recorded intangible assets and goodwill on our consolidated balance sheet classified in current assets of discontinued operations as of December 31, 2011. These assets may become impaired with the loss of significant customers or a decline of profitability. In assessing the recoverability of goodwill, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective reporting unit. If these estimates or related projections change in the future, we may be required to record impairment charges for goodwill at that time. If our trade names carrying values exceed fair value we will be required to record an impairment charge.

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

The Company determined that the net carrying value of the Brake North America and Asia group may not be recoverable through the sale process. As a result, an impairment charge of $165 million was recorded within discontinued operations in 2011 to reduce the carrying value of the business to expected realizable value. A tax benefit to the Company of $57 million was recorded relating to the impairment.

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

For example, on January 11, 2010, the Venezuelan government devalued the country’s currency, Bolivar Fuerte (“VEF”), and changed to a two-tier exchange structure. The official exchange rate moved from 2.15 VEF per U.S. Dollar to 2.60 VEF for essential goods and 4.30 VEF for non-essential goods and services, with our products falling into the non-essential category. A Venezuelan currency control board is responsible for foreign exchange procedures, including approval of requests for exchanges of VEF for U.S. Dollars at the official, government established exchange rate. We use the parallel market rate, which ranged between 5.30 to 7.70 VEF to the U.S. Dollar during 2010 and remained at 5.30 VEF to the U.S. Dollar for 2011, to translate the financial statements of our Venezuelan subsidiary because we expect to obtain U.S. Dollars at the parallel market rate for future dividend remittances. The one-time devaluation had a $2 million negative impact on our pre-tax net income in 2010. Further depreciation of the VEF, or depreciation of the currencies of other countries in which we do business, could materially and adversely affect our business, financial condition, results of operations and cash flows. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Environment.”

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

As of December 31, 2011, we had $167 million in net deferred income tax assets. These deferred tax assets include net operating loss carryforwards that can be used to offset taxable income in future periods and reduce income taxes payable in those future periods. We periodically determine the probability of the realization of deferred tax assets, using significant judgments and estimates with respect to, among other things, historical operating results, expectations of future earnings and tax planning strategies. If we determine in the future that there is not sufficient positive evidence to support the valuation of these assets, due to the factors described above or other factors, we may be required to further adjust the valuation allowance to reduce our deferred tax assets. Such a reduction could result in material non-cash expenses in the period in which the valuation allowance is adjusted and could have a material and adverse effect on our results of operations.

Our ability to utilize our net operating loss carryforwards may be limited and delayed. As of December 31, 2011, we had U.S. net operating loss carryforwards of $319 million. Certain provisions of the Internal Revenue Code of 1986, as amended (the “Code”) could limit our annual utilization of the net operating loss carryforwards. There can be no assurance that we will be able to utilize all of our net operating loss carryforwards and any subsequent net operating loss carryforwards in the future.

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the terms of the agreements governing our debt instruments contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. As of December 31, 2011, we had $166 million of borrowing capacity available under the ABL Revolver after giving effect to $13 million in outstanding letters of credit, none of which was drawn against, and $3 million for borrowing base reserves. If we incur additional debt above the levels currently in effect, the risks associated with our leverage, including those described above, would increase.

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

A portion of our borrowings is at variable rates of interest and exposes us to interest rate risks. We are exposed to the risk of rising interest rates to the extent that we fund our operations with short-term or variable-rate borrowings. As of December 31, 2011, the Company’s $718 million of aggregate debt outstanding, which includes $20 million classified in current liabilities of discontinued operations for our Brake North America and Asia group, consisted of $142 million of floating-rate debt and $576 million of fixed-rate debt. Fixed rate debt comprised approximately 80% of our total debt as of December 31, 2011. Based on the amount of floating-rate debt outstanding at December 31, 2011 a 1% rise in interest rates would result in approximately $1 million in incremental interest expense. If the LIBOR rates increase in the future then the floating-rate debt could have a material effect on our interest expense.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal executive offices are located in Ann Arbor, Michigan; our operations include numerous manufacturing, research and development and warehousing facilities as well as offices. The table below summarizes the number of facilities by geographical region for our manufacturing, distribution and warehouse, other and discontinued operations facilities. Discontinued operations includes the Brake North America and Asia group facilities.

	Manufacturing Facilities	Distribution and Warehouse Facilities	Other Facilities	Discontinued Operations
United States	3	8	6	14
Canada	—	1	1	—
Mexico	1	—	1	7
Europe	3	1	2	—
South America	4	23	2	—
Asia	1	—	1	6

Total	12	33	13	27

The other facilities around the globe include five facilities that have been closed as part of our restructuring programs, seven sales and administration offices and one non-operational storage site. Of our manufacturing facilities approximately 67% are filtration production facilities, approximately 8% are chassis production facilities and approximately 25% relates to other production facilities from continuing operations. Of the total number of principal manufacturing facilities from continuing operations, approximately 75% of are owned and approximately 25% are leased.

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

On March 31, 2008, a class action lawsuit was filed by S&E Quick Lube Distributors, Inc. of Utah against several auto parts manufacturers for allegedly conspiring to fix prices for replacement oil, air, fuel and transmission filters. Several auto parts companies are named as defendants, including Champion Laboratories, Inc., Purolator Filters NA LLC, Honeywell International Inc., Cummins Filtration Inc., Donaldson Company, Baldwin Filters Inc., Bosch USA., Mann + Hummel USA Inc., ArvinMeritor Inc., United Components Inc. and Wix Filtration Corp LLC (“Wix Filtration”), one of our subsidiaries. The lawsuit is currently pending as a consolidated Multi-District Litigation (“MDL”) Proceeding in Chicago, IL because of multiple “tag-along” filings in several jurisdictions. Two suits have also been filed in the Canadian provinces of Ontario and Quebec. Wix Filtration, along with other named defendants, has filed various motions to dismiss plaintiffs’ complaints, which were denied by the court in December 2009. Several defendants, including Wix Filtration, refiled motions to dismiss based upon plaintiffs’ most recent amended complaint. The court denied those motions in September 2010. Discovery in the action continues. In June 2011, the U.S. Department of Justice indicted the plaintiffs’ main witness, William Burch, for making false statements in connection with the litigation. Burch pleaded guilty, was sentenced to two years in prison and the parties are now considering the implications. Three defendants to the action, Baldwin Filters Inc., Cummins Filtration Inc. and Donaldson Company settled the claims against them for minimal payments in the fall of 2011. In January 2012, all parties to the lawsuit participated in a settlement conference with the Court without success. Shortly afterwards, defendants Wix Filtration, Honeywell and Champion, were able to combine their contributions toward settlement to reach an agreement with plaintiffs to avoid the cost of further litigation. The parties have signed a memorandum of understanding regarding the settlement.

On September 30, 2011, we entered into a settlement agreement with Satisfied for $10 million to settle our claims against Satisfied for their theft of our trade secrets. Upon execution of the settlement agreement, $2.5 million was due immediately and up to an additional $7.5 million is to be provided after liquidation of Satisfied’s business. On September 30, 2011, we have recorded a gain of $2.5 million in our consolidated financial statements included elsewhere in this report. We will record the rest of the income from settlement once the realization is assured beyond a reasonable doubt, which we anticipate will occur if and when we receive the cash.

We have various accruals for civil liability, including product liability, and other costs. If there is a range of equally probable outcomes, we accrue at the lower end of the range. The Company had $2 million and $4 million accrued as of December 31, 2010 and 2011, respectively. There are no recoveries expected from third parties.

Item 4.	Mine Safety Disclosures

None.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Shares

No trading market for our common stock currently exists. As of March 16, 2012, our parent, Holdings, was the sole holder of our common stock. The Company has never declared or paid any cash dividends on its common stock. We intend to retain all current and foreseeable future earnings to support operations. Our senior credit facilities and our notes indentures restrict our ability to pay cash dividends on our common stock. For information in respect of securities authorized under our equity compensation plan, see “Item 11. Executive Compensation.”

Item 6.	Selected Consolidated and Combined Financial Data

The financial statements included in this report are the consolidated financial statements of Affinia Group Intermediate Holdings Inc. The selected financial data are derived from our financial statements. The financial data as of December 31, 2010 and 2011 and for the years ended December 31, 2009, 2010, and 2011 are derived from the audited financial statements contained under “Item 8. Financial Statements and Supplementary Data.” The selected financial data as of December 31, 2007, December 31, 2008 and December 31, 2009; and for the years ended December 31, 2007 and 2008, are derived from our financial statements.

You should read the following data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

	Year Ended December 31,
(Dollars in millions)	2007	2008	2009	2010	2011
Statement of income data:(1)
Net sales	$1,185	$1,257	$1,207	$1,359	$1,478
Cost of sales	(911)	(986)	(930)	(1,043)	(1,136)

Gross profit	274	271	277	316	342
Selling, general and administrative expenses	(180)	(192)	(189)	(193)	(200)
Income from settlement(2)	15	—	—	—	—

Operating profit	109	79	88	123	142
Gain (loss) on extinguishment of debt	—	—	8	(1)	—
Other income (loss), net	3	(3)	4	1	4
Interest expense	(59)	(56)	(68)	(65)	(67)

Income from continuing operations before income tax provision, equity in income and noncontrolling interest	53	20	32	58	79
Income tax provision	(17)	(10)	(12)	(30)	(38)
Equity in income, net of tax	1	—	1	1	—

Net income from continuing operations	37	10	21	29	41
Income (loss) from discontinued operations, net of tax	(31)	(13)	(58)	1	(113)

Net income (loss)	6	(3)	(37)	30	(72)
Less: Net income attributable to noncontrolling interest, net of tax	—	—	7	6	1

Net income (loss) attributable to the Company	$6	$(3)	$(44)	$24	$(73)

Statement of cash flows data:
Net cash provided by operating activities	$1	$48	$55	$23	$14
Net cash used in investing activities	(16)	(75)	(36)	(98)	(39)
Net cash provided by (used in) financing activities	—	51	(35)	66	26
Other financial data:
Capital expenditures	$30	$25	$31	$52	$55
Depreciation and amortization(3)	25	28	26	26	25
Balance sheet data (end of period): (4)
Cash and cash equivalents	$59	$77	$65	$55	$54
Total current assets	970	994	973	1,016	1,060
Total assets	1,457	1,515	1,483	1,589	1,459
Total current liabilities	401	467	437	455	419
Total debt(5)	597	622	601	696	698
Shareholder’s equity (6)	434	416	437	448	347

(1)	In accordance with ASC Topic 360, “Property, Plant, and Equipment,” the Commercial Distribution Europe segment and Brake North America and Asia group are accounted for as discontinued operations. The consolidated statements of operations for all periods presented have been adjusted to reflect these operations as a discontinued operation.
(2)	Affinia received a general unsecured nonpriority claim against Dana relating to a settlement in 2007. The claim was monetized for $15 million and was recorded as income from the settlement.
(3)	The depreciation and amortization expense excludes the Commercial Distribution Europe segment and the Brake North America and Asia group. The consolidated cash flow statement, which is included in Item 8 of this report, includes the Commercial Distribution Europe segment and the Brake North America and Asia group. The depreciation for discontinued operations, which includes the Commercial Distribution Europe and the Brake North America and Asia group, is disclosed in Note 20. Segment Information, which is included in Item 8 of this report.
(4)	The various balance sheet line items as of December 31, 2007 and 2008 have not been modified to reflect the discontinued operation of the Commercial Distribution Europe segment. In addition, the various balance sheet line items as of December 31, 2007, 2008, 2009 and 2010 have not been modified to reflect the discontinued operation of the Brake North America and Asia group.
(5)	The debt as of December 31, 2011 excludes $20 million of notes payable in our Brake North America and Asia group, which is classified in current liabilities of discontinued operations.
(6)	Effective January 1, 2009, the Company changed the accounting for and reporting of minority interest (now called noncontrolling interest) in our consolidated financial statements as required under ASC Topic 810, “Consolidation.” Upon adoption, applicable prior period amounts have been retrospectively changed to conform. The noncontrolling interest was reclassified to the equity section of the balance sheet.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

We are a global leader in the light and commercial vehicle replacement products and services industry, which also is referred to as the aftermarket. Our extensive aftermarket product offering consists principally of filtration, brake and chassis products. Our filtration products fit heavy and medium duty trucks, light vehicles, equipment in the off-highway market (i.e., construction, mining, forestry and agricultural) and equipment for industrial and marine applications. Our brake and chassis products fit light vehicles and heavy and medium duty trucks. In addition, we provide aftermarket products and distribution services in South America. We believe that the growth of the global aftermarket, from which we derived approximately 99% of our net sales in 2011, is predominantly driven by the size, age and use of the population of vehicles and equipment in operation. We design, manufacture, distribute and market a broad range of aftermarket products in North America, South America, Europe and Asia and generate sales in over 70 countries. Our product groupings consist of Filtration products, South America products, Chassis products and Brake North America and Asia products.

The aftermarket brake industry is a highly competitive, and price sensitive market. Over the past several years, we have addressed this by moving our manufacturing from high cost facilities, to state of the art low cost country manufacturing in China and India in particular. This transformation is now complete. There are any number of importers of brake products who do not design, manufacture, or for that matter warehouse and distribute on a mass scale, but strictly offer a short line of products to the industry. Affinia has developed the strategy over many years, of providing our customers with an extensive range of not only products, but services such as detailed product catalogs, e-catalogs, technical services and training, electronic data interchange, point of sale marketing materials, and direct shipments to jobber and retail outlets. These additional offerings help build customer loyalty and generate repeat business while differentiating us from our competitors. In pursuit of this strategy, and in response to the changing dynamics of the brake industry, we have committed to a plan to sell the Brake North America and Asia group. We expect to sell the group during the first half of 2012.

The net sales by product grouping for our continuing operations, together with major brands and the concentration of on and off-highway replacement product sales and OEM sales for the year ended December 31, 2011 are illustrated in the chart below.

We market our continuing products under a variety of well-known brands, including WIX®, Raybestos®, Nakata®, Filtron™, ecoLast® and McQuay-Norris®. Additionally, we provide private label products to large aftermarket distributors, including NAPA®, CARQUEST® and ACDelco®, as well as co-branded products for Federated and ADN. We believe that we have achieved our leading market positions due to the quality and reputation of our brands and products among professional installers, who are the primary decision makers for the purchase of the products we supply to the aftermarket.

We provide many of our customers with an extensive range of value added services which help build customer loyalty and generate repeat business while differentiating us from our competitors. These services include e-catalogs, technical services, electronic data interchange, direct shipments of products and point-of-sale marketing materials. The depth of our value added services has led to numerous customer awards.

Transformation

Our Filtration, South America and Chassis product groups fit with our strategic initiatives of growth and profitability. As shown in the chart below these product groups have grown significantly since our acquisition in 2004.

Our Filtration products group has seen significant growth in Europe and other parts of the world as we have successfully entered new markets and grown existing market share. We believe we hold the #1 market position in North America for filtration products and we also have a strong presence in Eastern Europe, which includes the #1 market position for filtration products in Poland.

Our South America products group has experienced rapid growth in its distribution operations as we have invested and made a concerted effort to grow this business. Based on management estimates and certain information from third parties, we believe that we hold the #2 market position in Brazilian aftermarket parts distribution by net sales for the year ended December 31, 2011.

Our Chassis products group has experienced significant growth in the last two years as we gained premium chassis business. With the recent growth in Chassis product sales we believe we have gained the #1 market position for chassis products by a marginal percentage in North America.

The following are major transformation projects we have completed or in the process of being completed in our continuing operations:

•

Second quarter of 2011 – During April we completed the construction of a filtration manufacturing facility in China, in which we have an 85% ownership interest. This facility manufactures products in China and distributes these products in Asia and North America. We began shipping products from this facility during the third quarter of 2011.

•

Second quarter of 2011 – We completed a new filtration facility in Poland and began shipping products in the second quarter of 2011. The facility was constructed to handle our increased production volumes in Poland and other European countries where we distribute products.

•

2010 and 2011 – Our Brazilian distribution company opened one new branch in 2010 and a new warehouse in January 2011. The new warehouse more than triples our distribution company’s warehouse and distribution capacity in Brazil. The new branch has contributed to the growth of our Brazilian distribution business.

•	Fourth quarter of 2010 – We purchased substantially all the assets of NAPD, a chassis distributor with strong foreign name plate capabilities.

•	Fourth quarter of 2010 – We initiated filter product distribution capabilities in Russia.

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

Since our acquisition in 2004, we have executed a significant restructuring plan that has transformed our company and positioned us for growth. During 2011, we experienced a record for sales and operating profit from continuing operations as shown by the charts below.

Strategic Focus

With the sale of the Commercial Distribution Europe group in 2010 and the anticipated sale of the Brake North America and Asia group in 2012, we have positioned ourselves to be a global filtration, chassis and distribution business. With the realignment of our company we will be able to better focus on expanding our global manufacturing and distribution capabilities throughout the world.

Acquisitions and New Technology

On December 16, 2010, the Company, through its subsidiary Affinia Products Corp LLC, acquired substantially all the assets of NAPD, which is located in Ramsey, New Jersey. NAPD designs and engineers chassis products, which are manufactured by contractors in low labor cost countries. The NAPD acquisition expands our product offering of chassis parts to one of broadest in the industry. More specifically, the acquisition provides us with broad range of European branded product coverage. We acquired NAPD’s assets and liabilities for cash consideration of $52 million.

In January 2011, we introduced ecoLAST® oil filters, a revolutionary line of heavy duty oil filters that has proven to double oil life. WIX ecoLAST oil filters capture dirt and soot like a traditional filter, while utilizing media to sequester the acids in the oil. WIX’s ecoLAST oil filters are a direct replacement with no changes or modification required to the vehicle.

Disposition

On February 2, 2010, as part of our strategic plan, we sold our Commercial Distribution Europe business unit for approximately $11 million. Our Commercial Distribution Europe business unit, also known as Quinton Hazell, is a diverse aftermarket manufacturer and distributor of automotive components throughout Europe. Quinton Hazell’s financial performance did not meet our strategic financial metrics, as evidenced by a 2009 pre-tax loss of $84 million, of which $75 million related to an impairment of assets.

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

Raw Materials and Manufactured Components. Our variable costs are proportional to sales volume and mix and are comprised primarily of raw materials, labor and certain overhead costs. Our fixed costs are not significantly influenced by volume in the short term and consist principally of selling, general and administrative expenses, depreciation and other facility-related costs.

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

Results of Operations

In accordance with ASC Topic 360, “Property, Plant, and Equipment,” the Brake North America and Asia group and Commercial Distribution Europe segment qualified as discontinued operations. Previously reported consolidated statements of operations for all periods presented have been adjusted to reflect the discontinued operations.

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2011

Net sales. Consolidated net sales increased by $119 million in 2011 in comparison to 2010 due to increased sales to new and existing customers and favorable currency translation effects. The following table summarizes the consolidated net sales results for the years ended December 31, 2010 and December 31, 2011:

(Dollars in millions)	Consolidated Year Ended December 31, 2010	Consolidated Year Ended December 31, 2011	Dollar Change	Percent Change	Currency Effect(1)
Net sales
Filtration products	$759	$801	$42	6%	$8
Commercial Distribution South America products	430	459	29	7%	21
Chassis products	169	213	44	26%	1

On and Off-highway segment	1,358	1,473	115	8%	30
South America other segment	15	16	1	7%	1
Corporate, eliminations and other	(14)	(11)	3	21%	—

Total net sales	$1,359	$1,478	$119	9%	$31

(1)	The currency effect was calculated by comparing the local currency net sales for all international locations for both periods, each at the current year exchange rate, to determine the impact of the currency between periods. These currency effects provide a clearer understanding of the operating results of our foreign entities because they exclude the varying effects that changes in foreign currency exchange rates may have on those results.

On and Off-highway segment products sales increased due to the following:

(1)	Filtration products sales increased in 2011 in comparison to 2010 due mainly to increased sales of $35 million related to our Polish, Russian and Venezuelan operations, which includes $7 million of favorable currency translation effects.

(2)	Commercial Distribution South America products sales increased in 2011 in comparison to 2010 due to favorable currency translation effects and the impact of price increases on certain products. Our Brazilian distribution company accounted for the majority of the increase in sales.

(3)	Chassis products sales increased in 2011 in comparison to 2010 by $44 million. During the fourth quarter of 2010, we began shipping new premium Chassis business, which accounted for a $34 million increase in sales in 2011compared to 2010. We also benefited from $15 million in additional sales related to NAPD, which we acquired during the fourth quarter of 2010.

South America other segment products sales for 2011 increased in comparison to 2010 due to favorable currency translation effects.

The following table summarizes the consolidated results for the years ended December 31, 2010 and December 31, 2011:

(Dollars in millions)	Consolidated Year Ended December 31, 2010	Consolidated Year Ended December 31, 2011	Dollar Change	Percent Change
Net sales	$1,359	$1,478	$119	9%
Cost of sales(1)	(1,043)	(1,136)	(93)	9%

Gross profit	316	342	26	8%
Gross margin	23%	23%
Selling, general and administrative expenses(2)	(193)	(200)	(7)	4%
Selling, general and administrative expenses as a percent of sales	14%	14%

Operating profit (loss)
On and Off-highway segment	169	169	—	NM
South America other segment	(8)	(1)	7	88%
Corporate, eliminations and other	(38)	(26)	12	32%

Operating profit	123	142	19	15%
Operating margin	9%	10%
Loss on extinguishment of debt	(1)	—	1	NM
Other income, net	1	4	3	300%
Interest expense	(65)	(67)	(2)	3%

Income from continuing operations before income tax provision, equity in income and noncontrolling interest	58	79	21	36%
Income tax provision	(30)	(38)	(8)	27%
Equity in income, net of tax	1	—	(1)	NM

Net income from continuing operations, net of tax	29	41	12	41%
Income (loss) from discontinued operations, net of tax(3)	1	(113)	(114)	NM

Net income (loss)	30	(72)	(102)	NM
Less: net income attributable to noncontrolling interest, net of tax	6	1	(5)	-83%

Net income (loss) attributable to the Company	$24	$(73)	$(97)	NM

(1)	We recorded $2 million of restructuring costs in cost of sales for 2010.
(2)	We recorded $10 million and $1 million of restructuring costs in selling, general and administrative expenses for 2010 and 2011, respectively.
(3)	We recorded in our discontinued operations $12 million and $11 million of restructuring costs for 2010 and 2011, respectively.
NM	(Not Meaningful)

Gross profit/Gross margin. Gross profit increased by $26 million and the gross margin remained at 23% in 2011. The increase in gross profit is consistent with the increase in sales. Our freight costs and operating costs increased during the year and as a result we increased prices, the full effect of which will be reflected in 2012, and we have made productivity improvements to offset these cost increases. In 2011, we built up inventory in anticipation of increased demand. However, due to a decrease in miles driven and other factors we built inventory at a higher pace than actual sales increased and as a result our inventory carrying costs increased.

Selling, general and administrative expenses. Our selling, general and administrative expenses for 2011 increased by $7 million from 2010 due to an increase in advertising costs, legal and professional costs, and information technology costs offset by a reduction in restructuring costs.

Operating profit/Operating margin. Operating profit increased by $19 million and the operating margin increased marginally in 2011 compared to 2010. In 2011 our operating profit in the South America other segment improved by $7 million due to lower restructuring costs in 2011. Additionally, the corporate costs were reduced by $12 million in 2011.

Other income, net. Other income, net increased in 2011 in comparison to 2010 due to the gain on a sale of Venezuelan facility in the fourth quarter of 2011.

Interest expense. Interest expense increased by $2 million in 2011 in comparison to 2010 due to higher debt levels in 2011offset by lower short term rates. The higher debt levels related to higher inventory levels to support increased sales.

Income tax provision. The income tax provision was $30 million and $38 million for 2010 and 2011, respectively. The effective tax rate was similar for both 2010 and 2011.

Income (loss) from discontinued operations, net of tax. As part of our strategic plan, we committed to a plan to sell our Brake North America and Asia group during the fourth quarter of 2011. Brake North America and Asia group incurred a loss of $113 million in 2011 of which $7 million related to a loss from operations, $165 million related to an impairment charge to reduce the carrying value of the business to expected realizable value, and offsetting these amounts was $57 million, which related to a tax benefit for the impairment. In 2010, Brake North America and Asia group incurred income from operations of $1 million.

Net income (loss). The decrease in net income was driven by the loss from discontinued operations, net of tax, offset by an increase in sales and gross profit in 2011 in comparison to 2010.

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

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2010

Net sales. Consolidated net sales increased by $152 million in 2010 in comparison to 2009 due mainly to favorable foreign currency translation effects of $17 million, improved market conditions and increased business from new and existing customers. The following table summarizes the consolidated net sales results for the years ended December 31, 2009 and December 31, 2010:

(Dollars in millions)	Consolidated Year Ended December 31, 2009	Consolidated Year Ended December 31, 2010	Dollar Change	Percent Change	Currency Effect(1)
Net sales
Filtration products	$713	$759	$46	6%	$(21)
Commercial Distribution South America products	333	430	97	29%	45
Chassis products	153	169	16	10%	3

On and Off-highway segment	1,199	1,358	159	13%	27
South America other segment	22	15	(7)	-32%	(10)
Corporate, eliminations and other	(14)	(14)	—	—	—

Total net sales	$1,207	$1,359	$152	13%	$17

(1)	The currency effect was calculated by comparing the local currency net sales for all international locations for both periods, each at the current year exchange rate to determine the impact of the currency between periods. These currency effects provide a more clear understanding of the operating results of our foreign entities because they exclude the varying effects that changes in foreign currency exchange rates may have on those results.

On and Off-highway segment products sales increased due to the following:

(1)	Filtration products sales increased in 2010 in comparison to 2009 due in part to increased sales in our Polish operation and due to improving markets. Sales increased $43 million due to the improving U.S. and Canadian markets, $23 million due to our Polish operation gaining market share in Western and Eastern Europe and due to $1 million in additional volumes in other countries. The increased sales were offset by $21 million of unfavorable currency translations which were comprised of unfavorable currency translation effects in Venezuela of $31 million, favorable currency translation effects of $4 million related to Poland and an additional $6 million of favorable currency effects in three other countries.

(2)	Commercial Distribution South America products sales increased in 2010 in comparison to 2009 partially due to favorable foreign currency translation effects of $45 million. The Brazilian Real weakened significantly in the first half of 2009 and then strengthened in the last half of the year and has remained strong in 2010. Excluding currency effects, sales grew by 16% in 2010 in comparison to 2009. This growth was due to improved market conditions, growth in our Brazilian distribution company and the introduction of motorcycle applications, heavy duty applications and related accessories. Our Brazilian distribution company sales grew significantly in 2010 and have grown since 2005 by 135%.

(3)	Chassis products sales increased in 2010 in comparison to 2009 due to an improvement in general market conditions, new business and favorable currency translation effects of $3 million related to the Canadian Dollar. Additionally, sales increased due to new business with new customers and existing customers. During the fourth quarter we began shipping premium Chassis product to one of our largest customers, which accounted for an $8 million increase in sales in 2010.

South America other segment products sales for 2010 decreased in comparison to 2009 due to the devaluation of the Venezuelan currency, which resulted in a decrease in sales of $10 million for 2010, offset partially by additional volumes in Venezuela and Uruguay.

The following table summarizes the consolidated results for the years ended December 31, 2009 and December 31, 2010:

(Dollars in millions)	Consolidated Year Ended December 31, 2009	Consolidated Year Ended December 31, 2010	Dollar Change	Percent Change
Net sales	$1,207	$1,359	$152	13%
Cost of sales(1)	(930)	(1,043)	(113)	12%

Gross profit	277	316	39	14%
Gross margin	23%	23%
Selling, general and administrative expenses(2)	(189)	(193)	(4)	2%
Selling, general and administrative expenses as a percent of sales	16%	14%

Operating profit (loss)
On and Off-highway segment	138	169	31	22%
South America other segment	(3)	(8)	(5)	NM
Corporate, eliminations and other	(47)	(38)	9	19%

Operating profit	88	123	35	40%
Operating margin	7%	9%
Gain (loss) on extinguishment of debt	8	(1)	(9)	NM
Other income, net	4	1	(3)	-75%
Interest expense	(68)	(65)	3	-4%

Income from continuing operations before income tax provision, equity in income and noncontrolling interest	32	58	26	81%
Income tax provision	(12)	(30)	(18)	150%
Equity in income, net of tax	1	1	—	NM

Net income from continuing operations, net of tax	21	29	8	38%
Income (loss) from discontinued operations, net of tax(3)	(58)	1	59	102%

Net income (loss)	(37)	30	67	NM
Less: net income attributable to noncontrolling interest, net of tax	7	6	(1)	-14%

Net income (loss) attributable to the Company	$(44)	$24	$68	NM

(1)	We recorded $2 million of restructuring costs in cost of sales for 2010.
(2)	We recorded $5 million and $10 million of restructuring costs in selling, general and administrative expenses for 2009 and 2010, respectively.
(3)	We recorded in our discontinued operations $9 million and $12 million of restructuring costs in 2009 and 2010, respectively.
NM	(Not Meaningful)

Gross profit/Gross margin. Gross profit increased by $39 million during 2010 in comparison to 2009. The increase in gross profit during 2010 was primarily due to an increase in sales volume and currency effects. The comprehensive restructuring began at the end of 2005 and was substantially completed by the end of 2010. The improvement in gross profit included $11 million of favorable currency translation effects.

Selling, general and administrative expenses. Our selling, general and administrative expenses for 2010 increased $4 million from 2009 due mainly to restructuring expenses. The restructuring costs increased $5 million in 2010 in comparison to 2009, which was mainly related to our Venezuela operations. There were additional increases in advertising costs and insurance costs in 2010 in comparison to 2009. Offsetting these increases in 2010 was a reduction in the management fee charged by Cypress from $3 million in 2009 to no charge in 2010.

Operating profit/Operating margin. Our operating profit increased in 2010 in comparison to 2009 due to an improvement in gross profit and an increase in sales volume. On and Off-highway segment operating profit increased in 2010 in comparison to 2009 due to the improved gross profit and increased sales. South America other segment operating loss increased in 2010 due to the restructuring costs related to the closure of our Maracay, Venezuela manufacturing plant. In 2010, Corporate, eliminations and other operating loss decreased by $9 million due to lower general and administrative expenses and due to Cypress not charging us a management fee.

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

Interest expense. Interest expense decreased by $3 million in 2010 in comparison to 2009 due to lower refinancing costs in 2010 and offset by higher interest rates on our new debt structure. During 2009, we recognized $10 million in refinancing costs related to replacing our former term loan facility, revolving credit facility and accounts receivable facility and the termination of our interest rate swap agreements. The refinancing consisted of the ABL Revolver and the $225 million in aggregate principal amount of 10.75% Senior Secured Notes due 2016 (the “Secured Notes”), the proceeds of which were used to repay outstanding borrowings under our former term loan facility, revolving credit facility and accounts receivable facility, as well as to settle interest rate derivatives and to pay fees and expenses related to the refinancing. During 2010, we issued additional notes and amended the ABL Revolver, which resulted in payment of deferred financing costs of $5 million.

Income tax provision. The income tax provision increased by $18 million in 2010 from 2009 due mainly to a higher level of income from continuing operations. The effective tax rate was higher in 2010 due to higher foreign taxes from increased withholding taxes related to dividends in our international companies.

Income (loss) from discontinued operations, net of tax. Included within discontinued operations is our Commercial Distribution Europe segment and our Brake North America and Asia group. As part of our strategic plan we committed to a plan to sell our Commercial Distribution Europe business unit during the fourth quarter of 2009 and our Brake North America and Asia group in the fourth quarter of 2011. Commercial Distribution Europe incurred a loss of $61 million in 2009 and nil in 2010. Brake North America and Asia had income from operations of $3 million and $1 million in 2009 and 2010, respectively. The Commercial Distribution Europe loss in 2009 consisted of a $10 million loss on operations and a $75 million impairment charge to reduce the carrying value of the business to expected realizable value offset by a tax benefit of $24 million. Brake North America and Asia group net income decreased in 2010 in comparison to 2009 due to higher restructuring costs, payroll, information and technology costs, travel costs and legal and professional fees.

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

Results by Geographic Region

Net sales by geographic region were as follows:

	Year Ended December 31,
(Dollars in millions)	2009	2010	2011
Net sales
United States	$627	$669	$728
Foreign	580	690	750

Total net sales	$1,207	$1,359	$1,478

United States sales as a percent of total sales	52%	49%	49%
Foreign sales as a percent of total sales	48%	51%	51%

United States. Net sales increased in 2011 in comparison to 2010 mainly due to increased sales in our chassis products. The chassis products sales increase was primarily due to new premium chassis business and additional sales related to NAPD, which we acquired during the fourth quarter of 2010. Net sales increased in 2010 in comparison to 2009 due to improving market conditions and new business from both new customers and existing customers.

Foreign. Net sales increased in 2011 in comparison to 2010 due to improving market conditions, increased sales to new and existing customers and favorable currency translation effects. Our sales increased by $40 million in South America and $18 million in Europe for 2011 in comparison to 2010. Net sales increased in 2010 in comparison to 2009 due to increased sales in Brazil and Poland, the majority of which related to gains in market share by our Brazilian distribution company and our Polish operation in 2010. Additionally, our Brazilian and Polish subsidiaries’ sales were higher in 2010 due to favorable currency translation effects of $46 million and $4 million, respectively.

Income from continuing operations before income tax provision, equity in income and noncontrolling interest by geographic region was as follows:

	Year Ended December 31,
(Dollars in millions)	2009	2010	2011
Income (loss) from continuing operations before income tax provision, equity in income and noncontrolling interest
United States	$(44)	$(31)	$(17)
Foreign	76	89	96

Total income from continuing operations before income tax provision, equity in income and noncontrolling interest	$32	$58	$79

United States. Loss from continuing operations before income tax provision, equity in income and noncontrolling interest decreased in 2011 in comparison to 2010 due to an increase in gross profit. Loss from continuing operations before income tax provision, equity in income and noncontrolling interest decreased in 2010 in comparison to 2009 due to our open-market purchase of approximately $33 million principal amount of the Subordinated Notes in June 2009 and the subsequent cancellation of those notes, which resulted in a pre-tax gain on the extinguishment of debt of $8 million in 2009 and an increase in operating profit.

Foreign. Income from continuing operations before income tax provision, equity in income and noncontrolling interest increased in 2011 in comparison to 2010. The majority of the increase was due to an improvement in gross profit, which was driven by an increase in sales volume and favorable currency translation effects. Foreign sales increased by 9% in 2011 in comparison to 2010. Income from continuing operations before income tax provision, equity in income and noncontrolling interest increased in 2010 in comparison to 2009 due to an improvement in gross profit, which was driven by an increase in sales volume and favorable currency translation effects. Foreign sales increased by 19% in 2010 in comparison to 2009. The improvement in gross profit included $11 million of favorable currency translation effects.

The foreign income from continuing operations before income tax provision, equity in income and noncontrolling interest compared to the United States was higher due to interest expense in domestic operations, higher restructuring costs in the United States and higher profitability of some of our foreign operations. The majority of our debt relates to our United States operations and as a consequence almost all of the associated interest expense is allocated to our domestic operations. During 2011, our United States operations had $66 million of interest expense and our foreign operations had $1 million of interest expense and during 2010, our United States operations had $64 million of interest expense and our foreign operations had $1 million in interest expense.

Liquidity and Capital Resources

Our primary source of liquidity is cash flow from operations and available borrowings from our ABL Revolver. Our primary liquidity requirements are significant and are expected to be primarily for debt servicing, working capital, restructuring obligations and capital spending.

We are significantly leveraged as a result of the Acquisition, the refinancing that occurred in 2009 and the issuance of Additional Notes in 2010. Affinia Group Inc. issued the Subordinated Notes in connection with the Acquisition and issued the Secured Notes and entered into the ABL Revolver in connection with the refinancing. As of December 31, 2011, we had $718 million in aggregate indebtedness, which includes $20 million classified in current liabilities of discontinued operations. As of December 31, 2011, we had an additional $166 million of borrowing capacity available under our ABL Revolver after giving effect to $13 million in outstanding letters of credit, none of which was drawn against, and $3 million for borrowing base reserves. In addition, we had cash and cash equivalents of $55 million and $54 million as of December 31, 2010 and December 31, 2011, respectively.

We spent $52 million and $55 million in capital expenditures during 2010 and 2011, respectively. The cash flow from operations on an annual basis has historically been adequate to meet our liquidity needs. However, during the first half of the year, cash flows from operations are typically not sufficient to meet our liquidity needs, and we therefore utilize our ABL Revolver to bridge our financing needs until the second half of the year. During the first half of 2011 we had a use of cash of $52 million and in the second half of 2011 we had a source of cash of $66 million. Based on the current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our ABL Revolver, will be adequate to meet our short term and long term liquidity needs.

Our ABL Revolver matures in November 2015, our Subordinated Notes mature in November 2014 and our Secured Notes mature in August 2016. Furthermore, if we were to undertake a significant acquisition or capital improvement plan, we may need additional sources of liquidity. We expect to meet such liquidity needs by entering into new or additional credit facilities and/or offering new or additional debt or equity securities, but whether such sources of liquidity will be available to us at any given point in the future will depend on a number of factors that are outside of our control, including general market conditions.

Asset Based Credit Facilities

Overview. Affinia Group Intermediate Holdings Inc., Affinia Group Inc. and certain of its subsidiaries entered into a four-year $315 million ABL Revolver maturing in 2015 (subject to early termination under certain limited circumstances). There was $110 million outstanding on the ABL Revolver at December 31, 2011. The ABL Revolver includes (i) a revolving credit facility of up to $295 million for borrowings solely to the U.S. domestic borrowers (the “U.S. Facility”), including (a) a $40 million sub-limit for letters of credit and (b) a $30 million swingline facility and (ii) a revolving credit facility of up to $20 million for Canadian Dollar denominated revolving loans solely to a Canadian borrower (the “Canadian Facility”). Availability under the ABL Revolver is based upon monthly (or more frequent under certain circumstances) borrowing base valuations of Affinia Group Inc.’s eligible inventory and accounts receivable for continuing and discontinued operations and is reduced by certain reserves in effect from time to time.

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

Senior Notes

Overview. In November 2004, Affinia Group Inc. issued $300 million aggregate principal amount of the Subordinated Notes, which bear interest at a rate of 9% and mature on November 30, 2014, pursuant to an indenture dated as of November 30, 2004 (the “senior subordinated indenture”). On December 9, 2010, Affinia Group Inc. issued $100 million of Additional Notes. In connection with our refinancing in August 2009, Affinia Group Inc. issued $225 million aggregate principal amount of the Secured Notes (together with the Subordinated Notes, the “Senior Notes”), which bear interest at a rate of 10.75% and mature on August 15, 2016, pursuant to an indenture dated as of August 13, 2009 (the “senior secured indenture” and, together with the senior subordinated indenture, the “senior indentures”). On December 31, 2010, Affinia Group Inc. redeemed $22.5 million aggregate principal amount of the Secured Notes pursuant to their terms at a redemption price equal to 103% of the principal amount of such notes being redeemed, plus accrued and unpaid interest to the redemption date. As of December 31, 2011, $367 million principal amount of the Subordinated Notes was outstanding and $201 million principal amount of the Secured Notes was outstanding, net of a $2 million issue discount which is being amortized until the Secured Notes mature.

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

Cash Flows

Net cash provided by (used in) operating, investing and financing activities including continuing and discontinued operations is summarized in the tables below for the years ended 2009, 2010 and 2011:

Net Cash Provided by Operating Activities

Net cash provided by operating activities is summarized in the table below for the years ended 2009, 2010 and 2011:

(Dollars in millions)	Year Ended December 31, 2009	Year Ended December 31, 2010	Year Ended December 31, 2011
Summary of significant changes in operating activities:
Net income (loss)	$(37)	$30	$(72)
Loss (gain) on extinguishment of debt	(8)	1	—
Write off of unamortized deferred financing costs	5	1	—
Change in trade accounts receivable	3	(14)	14
Change in inventories	42	(77)	8
Impairment of assets	75	—	166
Change in other current operating liabilities	(42)	39	(47)

Subtotal	38	(20)	69
Other changes in operating activities	17	43	(55)

Net cash provided by operating activities	$55	$23	$14

Net income (loss) – Net income increased in 2010 in comparison to 2009 due to the decrease in the loss from discontinued operations, net of tax. We recorded a $75 million impairment related to our Commercial Distribution Europe segment in 2009, which was sold on February 2, 2010. Net income decreased in 2011 in comparison to 2010 due to the loss from discontinued operations, net of tax, offset by an increase in sales and gross profit. We recorded a $165 million impairment related to our Brake North America and Asia group in 2011, offset by a tax benefit to the Company of $57 million.

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

Change in trade accounts receivable – Our accounts receivable decreased in 2009 and increased in 2010 mainly due to the timing of payments in the United States. Our accounts receivable decreased in 2011 due to timing of payments. The change in trade accounts receivable was due in part to entering into factoring programs in the third quarter of 2010 that have continued through to 2011.

Change in inventories – The change in inventories was an $8 million source of cash in 2011, a $77 million use of cash in 2010 and a $42 million source of cash in 2009. The reduction in inventory in 2009 was due to a concerted effort to reduce inventories due to the economic downturn. In 2008, our inventory increased mainly due to increases in Brazil and other international locations. Our Brazilian operations were experiencing record sales in 2008 and, as a result, built up inventory to keep up with demand. In the second half of 2010 we began building up inventory, which we continued until the second quarter of 2011, in anticipation of increased demand. However, due to a decrease in miles driven and other factors we built inventory at a higher pace than actual sales increased. We began focusing on reducing inventory levels during second half of 2011 which resulted in an $81 million decrease from the second quarter of 2011 until the end of 2011.

Change in other current operating liabilities – The change in other current operating liabilities was a $47 million use of cash in 2011, a $39 million source of cash in 2010 and a $42 million use of cash in 2009. The changes over the last three years were primarily due to accounts payable, which was a $54 million use of cash in 2011, a $38 million source of cash in 2010 and a $54 million use of cash in 2009. Accounts payable fluctuates from quarter to quarter due to the timing of payments.

Net cash used in investing activities

Net cash used in investing activities is summarized in the table below for the years ended 2009, 2010 and 2011:

(Dollars in millions)	Year Ended December 31, 2009	Year Ended December 31, 2010	Year Ended December 31, 2011
Investing activities
Proceeds from sales of assets	$—	$1	$9
Investments in companies, net of cash acquired	—	(51)	(1)
Proceeds from sales of affiliates	—	11	—
Change in restricted cash	(5)	(3)	5
Additions to property, plant and equipment	(31)	(52)	(55)
Other investing activities	—	(4)	3

Net cash used in investing activities	$(36)	$(98)	$(39)

The changes in investing activities are mainly comprised of the following:

Investments in companies, net of cash acquired –The NAPD business was acquired for an original payment of $51 million in 2010 and a $1 million payment in 2011 for a working capital settlement.

Additions to property, plant and equipment – The additions increased significantly in 2010 and 2011 due to the expansion in China for new friction and filtration facilities and for the expansion of our Polish and Brazilian operations. The total additions to property, plant and equipment in China, Poland and Brazil increased $21 million in 2010 from 2009 and, in addition, China also increased $11 million in 2011 from 2010.

Proceeds from sale of affiliates – We sold our Commercial Distribution Europe segment for $11 million during 2010.

Proceeds from sales of assets – The proceeds from sales of assets increased in 2011 to $9 million mainly due to the sale of Venezuelan and Canadian facilities, which were part of our restructuring plans.

Net cash provided by (used in) financing activities

Net cash provided by (used in) financing activities is summarized in the table below for the years ended 2009, 2010 and 2011:

(Dollars in millions)	Year Ended December 31, 2009	Year Ended December 31, 2010	Year Ended December 31, 2011
Financing activities
Net increase (decrease) in other short-term debt	$—	$13	$(6)
Payments of other debt	—	—	(10)
Proceeds from other debt	—	2	20
Proceeds from Subordinated Notes	—	100	—
Repayment on Secured Notes	—	(23)	—
Payments on senior term loan facility	(297)	—	—
Capital contribution	—	3	2
Payment of deferred financing costs	(22)	(5)	—
Proceeds from Secured Notes	222	—	—
Net proceeds from ABL Revolver	90	—	20
Purchase of noncontrolling interest	(25)	(24)	—
Other	(3)	—	—

Net cash provided by (used in) financing activities	$(35)	$66	$26

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

Capital contributions—The $3 million and $2 million source of cash in 2010 and 2011, respectively, related to contributions from Mr. Zhang Haibo, who owns 15% of Affinia Hong Kong Limited. The 2010 contribution was used to facilitate the purchase of land for a new filtration company in China with the intention to manufacture products in China and distribute filtration products principally in Asia. The 2011 contributions were to provide additional funding for the new filtration company in China and to facilitate the establishment of a new friction company in China with the intention to manufacturing friction products and distributing these products in Asia and North America.

Net increase (decrease) in other short-term debt – During 2011, our Chinese operation was able to decrease its short term debt due to a reduction in purchases of inventory.

Proceeds from other debt – The change in 2011 was due to our Polish subsidiary increasing its debt by $20 million.

Net proceeds from ABL Revolver –We had $20 million additional outstanding at the end of 2011 on our ABL Revolver compared to 2010. The additional borrowings in 2011 were needed to fund the additional operational needs related to increased levels of capital spending and higher levels of working capital.

Contractual Obligations and Commitments

Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under debt obligations at maturity, under operating lease agreements, and under purchase commitments for property, plant, and equipment. The following table summarizes our fixed cash obligations over various future periods as of December 31, 2011:

	Payments Due By Period
Contractual Cash Obligations*	Total	Less than 1 year	1 – 3 Years	4 – 5 years	After 5 Years
	(Dollars in Millions)
Debt obligations**	$720	$40	$367	$313	$—
Interest on Subordinated Notes	96	33	63	—	—
Interest on Secured Notes	101	22	44	35	—
Interest on ABL Revolver***	19	5	10	4	—
Operating leases****	80	16	27	17	20
Post employment obligations	2	1	—	—	1
Purchase commitments for property, plant, and equipment*****	8	8	—	—	—

Total contractual obligations	$1,026	$125	$511	$369	$21

*	Excludes the $2 million reserve for income taxes under ASC Topic 740, “Income Taxes,” as we are unable to reasonably predict the ultimate timing of settlement of our reserves for income taxes.
**	Includes $20 million of notes payable in our Brake North America and Asia group, which is classified above in payments due in less than 1 year. Excludes $2 million discount on the Secured Notes.
***	The ABL Revolver includes a margin on LIBOR borrowings that varies from 2.25% to 2.75% based on availability under the facility. At December 31, 2011, the margin was 2.50%.
****	Operating leases include future minimum rental commitments under non-cancelable operating leases of $35 million in our Brake North America and Asia group.
*****	Includes $6 million of purchase commitments for property, plant and equipment in our Brake North America and Asia group.

Commitments and Contingencies

We are party to various pending judicial and administrative proceedings arising in the ordinary course of business. These include, among others, proceedings based on product liability claims and alleged violations of environmental laws.

We have various accruals for contingent liability costs associated with pending judicial and administrative proceedings (excluding environmental liabilities described below). We had $2 million and $4 million accrued at December 31, 2010 and 2011, respectively. There are no recoveries expected from third parties. If there is a range of equally probable outcomes, we accrue the lower end of the range.

The fair value of an ARO is required to be recognized in the period in which it is incurred if it can be reasonably estimated, with the offsetting associated asset retirement costs capitalized as part of the carrying amount of the long-lived asset. The ARO is subsequently allocated to expense using a systematic and rational method over its useful life. Changes in the ARO liability resulting from the passage of time are recognized as an increase in the carrying amount of the liability and an accretion to expense. Changes resulting from revisions to the timing or amount of the original estimate of cash flows are recognized as an increase or a decrease in both the asset and liability. Our ARO liability recorded at December 31, 2010 and December 31, 2011 was $2 million and the accretion for 2010 and 2011 was less than $1 million.

Critical Accounting Estimates

The critical accounting estimates that affect our financial statements and that use judgments and assumptions are listed below. These estimates are subject to a range of amounts because of inherent imprecision that may result from applying judgment to the estimation process. The expenses and accrued liabilities or allowances related to certain of these policies are initially based on our best estimate at the time of original entry in our accounting records. Adjustments are recorded when actual results differ from the expected forecasts underlying the estimates. These adjustments could be material if our results were to change significantly in a short period of time. We make frequent comparisons of actual results and expected forecasts in order to mitigate the likelihood of material adjustments. The Company determined that the net carrying value of the Brake North America and Asia group may not be recoverable through the sales process. As a result, an impairment charge of $165 million was recorded within discontinued operations in 2011 to reduce the carrying value of the business to expected realizable value. A tax benefit to the Company of $57 million was recorded relating to the impairment. The impairment was determined by comparing the carrying value of the Brake North America and Asia group to its fair value less costs to sell.

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

Goodwill. The impairment test involves an optional qualitative assessment before a two-step testing process. If we determine, on the basis of qualitative factors, that it is not more likely than not that the fair value of a reporting unit is less than the carrying amount, the two-step impairment test would not be required. If we elected to or if we determined that it is more likely than not that the fair value of a reporting unit is less than the carry amount, then we perform step 1 of the impairment test process which is a comparison of the fair value of the applicable reporting unit with the aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step includes comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The reporting unit’s current fair value is in excess of the reporting unit’s carrying value.

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

Inventories. Inventories are valued at the lower of cost or market. Cost is determined on the first in first out (“FIFO”) basis for all inventories or average cost basis for non-U.S. inventories. Where appropriate, standard cost systems are utilized for purposes of determining cost; the standards are adjusted as necessary to ensure they approximate actual costs. Estimates of inventory value are determined on a product line basis. These estimates are based upon current economic conditions, historical sales quantities and patterns and, in some cases, the specific risk of loss on specifically identified inventories.

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

Restructuring. The company defines restructuring charges to include costs related to business operation consolidation and exit and disposal activities. In 2005, we announced two restructuring plans: (i) a restructuring plan that we announced at the beginning of 2005 as part of the Acquisition, also referred to as the acquisition restructuring and (ii) a restructuring plan that we announced at the end of 2005, also referred to as the comprehensive restructuring. We have completed the acquisition restructuring and we have substantially completed the comprehensive restructuring. We currently estimate that we will incur in the aggregate approximately $169 million of cash and non cash restructuring costs for the comprehensive restructuring. With the comprehensive restructuring coming to a close we anticipate from time to time further refinement to the Company through continued restructuring. Establishing a reserve requires the estimate and judgment of management with respect to employee termination benefits, environmental costs and other exit costs. We had a $4 million and $3 million reserve recorded as of December 31, 2010 and 2011, respectively.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. Key provisions of the amendments in ASU 2011-04 include: (1) a prohibition on grouping financial instruments for purposes of determining fair value, except in limited cases; (2) an extension of the prohibition against the use of a blockage factor to all fair value measurements; and (3) a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. For items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. This ASU is effective for annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 is not expected to have a significant effect on our fair value measurements utilized and the related disclosures.

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

In September 2011, the FASB amended ASC 350, “Intangibles – Goodwill and Other” with ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is not more likely than not less than the carrying amount, the two-step impairment test would not be required. Otherwise, further testing would be needed. The amendments are effective for all entities for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted ASU 2011-08 for the fiscal year ending December 31, 2011 as early adoption is permitted.

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

Our consolidated results of operations and financial position, as reported in U.S. Dollars, are also affected by changes in currency exchange rates. The results of operations of non-U.S. Dollar functional entities are translated into U.S. Dollars for consolidated reporting purposes each period at the average currency exchange rate experienced during the period. To the extent that the U.S. Dollar may appreciate or depreciate over time, the contribution of non-U.S. Dollar denominated results of operations to our U.S. Dollar reported consolidated earnings will vary accordingly. Therefore, changes in the various local currency exchange rates, as applied to the revenue and expenses of our non-U.S. Dollar operations may have a significant impact on our sales and, to a lesser extent, consolidated net income trends. In addition, a significant portion of our consolidated financial position is maintained at foreign locations and is denominated in functional currencies other than the U.S. Dollar. The non-U.S. Dollar denominated monetary assets and liabilities are translated into U.S. Dollars at each respective currency’s exchange rate then in effect at the end of each reporting period. The financial impact of the translation process is reflected within the other comprehensive income component of shareholder’s equity. Accordingly, the amounts shown in our consolidated shareholder’s equity account will fluctuate depending upon the cumulative appreciation or depreciation of the U.S. Dollar versus each of the respective functional currencies in which we conduct business. Management seeks to lessen the potential financial impact upon our consolidated results of operations due to exchange rate changes by engaging in business activities or by executing financial derivative transactions intended to mitigate specific transactional underlying currency exposures. We do not engage in activities solely intended to counteract the impact that changes in currency exchange rates may have upon our U.S. Dollar reported statement of financial condition nor do we engage in currency transactions for speculative purposes.

Our foreign currency exchange rate risk management efforts primarily focus upon operationally managing the net amount of non-functional currency denominated monetary assets and liabilities. In addition, we routinely execute short-term currency exchange rate forward contracts intended to mitigate the earnings impact related to the re-measurement process. At December 31, 2011, we had currency exchange rate derivatives with an aggregate notional value of $62 million and fair values of $1 million in assets and less than $1 million in liabilities.

Interest rate risk

We are exposed to the risk of rising interest rates to the extent that we fund operations with short-term or variable-rate borrowings. At December 31, 2011, the Company’s $718 million of aggregate debt outstanding, which includes $20 million classified in current liabilities of discontinued operations for our Brake North America and Asia group, consisted of $142 million of floating-rate debt and $576 million of fixed-rate debt.

Pursuant to our written interest rate risk management policy we actively monitor and manage our fixed versus floating rate debt composition within a specified range. At year-end, fixed rate debt comprised approximately 80% of our total debt. Based on the amount of floating-rate debt outstanding at December 31, 2011 a 1% rise in interest rates would result in approximately $1 million in incremental interest expense.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of

Affinia Group Intermediate Holdings Inc.

Ann Arbor, Michigan

We have audited the accompanying consolidated balance sheets of Affinia Group Intermediate Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Affinia Group Intermediate Holdings Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan

March 16, 2012

Affinia Group Intermediate Holdings Inc.

Consolidated Statements of Operations

(Dollars in millions)	Year Ended December 31, 2009	Year Ended December 31, 2010	Year Ended December 31, 2011
Net sales	$1,207	$1,359	$1,478
Cost of sales	(930)	(1,043)	(1,136)

Gross profit	277	316	342
Selling, general and administrative expenses	(189)	(193)	(200)

Operating profit	88	123	142
Gain (loss) on extinguishment of debt	8	(1)	—
Other income, net	4	1	4
Interest expense	(68)	(65)	(67)

Income from continuing operations before income tax provision, equity in income and noncontrolling interest	32	58	79
Income tax provision	(12)	(30)	(38)
Equity in income, net of tax	1	1	—

Net income from continuing operations	21	29	41
Income (loss) from discontinued operations, net of tax	(58)	1	(113)

Net income (loss)	(37)	30	(72)
Less: net income attributable to noncontrolling interest, net of tax	7	6	1

Net income (loss) attributable to the Company	$(44)	$24	$(73)

The accompanying notes are an integral part of the consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Consolidated Balance Sheets

(Dollars in millions)	December 31, 2010	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$55	$54
Restricted cash	12	—
Trade accounts receivable, less allowances of $2 million for 2010 and $1 million for 2011	316	211
Inventories, net	520	276
Current deferred taxes	40	60
Prepaid taxes	55	21
Other current assets	18	22
Current assets of discontinued operations	—	416

Total current assets	1,016	1,060
Property, plant, and equipment, net	217	118
Goodwill	59	28
Other intangible assets, net	156	94
Deferred financing costs	23	18
Deferred income taxes	85	109
Investments and other assets	33	32

Total assets	$1,589	$1,459

Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$244	$126
Notes payable	27	20
Other accrued expenses	151	80
Accrued payroll and employee benefits	33	10
Current liabilities of discontinued operations	—	183

Total current liabilities	455	419
Long-term debt	669	678
Deferred employee benefits and other noncurrent liabilities	17	15

Total liabilities	1,141	1,112

Contingencies and commitments
Common stock, $.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	454	458
Accumulated deficit	(57)	(130)
Accumulated other comprehensive income	39	6

Total shareholder’s equity of the Company	436	334
Noncontrolling interest in consolidated subsidiaries	12	13

Total shareholder’s equity	448	347

Total liabilities and shareholder’s equity	$1,589	$1,459

The accompanying notes are an integral part of the consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Consolidated Statements of Shareholder’s Equity

(Dollars in millions)	Common stock	Additional paid-in capital	Accumu- lated deficit	Pension adjustments	Foreign currency translation adjustment	Interest rate swap	Comprehen- sive income (loss)	Total share- holder’s equity of the company	Noncon- trolling Interest	Total equity
Balance at December 31, 2008	$—	$411	$(37)	$(4)	$(10)	$(4)		$356	$60	$416
Stock-based compensation	—	1	—	—	—	—		1	—	1
Capital contribution	—	25	—	—	—	—		25	—	25
Noncontrolling interest decrease due to acquisition of additional ownership	—	(3)	—	—	—	—		(3)	(21)	(24)
Net (loss) income	—	—	(44)	—	—	—	(44)	(44)	7	(37)
Other comprehensive income (loss):
Interest rate swap – net of tax of $2	—	—	—	—	—	4	4	4	—	4
Currency translation – net of tax of $2	—	—	—	—	52	—	52	52	—	52

Comprehensive income	—	—	—	—	—	—	12

Balance at December 31, 2009	$—	$434	$(81)	$(4)	$42	$—		$391	$46	$437

Stock-based compensation	—	1	—	—	—	—		1	—	1
Capital contribution	—	3	—	—	—	—		3	—	3
Noncontrolling interest decrease due to acquisition of additional ownership	—	16	—	—	—	—		16	(40)	(24)
Net income	—	—	24	—	—	—	24	24	6	30
Other comprehensive income:
Loss on settlement pension obligations	—	—	—	3	—	—	3	3	—	3
Currency translation – net of tax of less than $1	—	—	—	—	(2)	—	(2)	(2)	—	(2)

Comprehensive income	—	—	—	—	—	—	25

Balance at December 31, 2010	$—	$454	$(57)	$(1)	$40	$—		$436	$12	$448

Stock-based compensation	—	2	—	—	—	—		2	—	2
Capital contribution	—	2	—	—	—	—		2	—	2
Net income (loss)	—	—	(73)	—	—	—	(73)	(73)	1	(72)
Other comprehensive loss:
Pension liability adjustment	—	—	—	(1)	—	—	(1)	(1)	—	(1)
Currency translation – net of tax of less than $2	—	—	—	—	(32)	—	(32)	(32)	—	(32)

Comprehensive loss	—	—	—	—	—	—	(106)

Balance at December 31, 2011	$—	$458	$(130)	$(2)	$8	$—		$334	$13	$347

The accompanying notes are an integral part of the consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Consolidated Statements of Cash Flows

(Dollars in millions)	Year Ended December 31, 2009	Year Ended December 31, 2010	Year Ended December 31, 2011
Operating activities
Net income (loss)	$(37)	$30	$(72)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	38	37	39
Impairment of assets	75	—	166
Stock-based compensation	1	1	2
Loss (gain) on extinguishment of debt	(8)	1	—
Write-off of unamortized deferred financing costs	5	1	—
Provision for deferred income taxes	(9)	(16)	(32)
Change in trade accounts receivable	3	(14)	14
Change in inventories	42	(77)	8
Change in other current operating assets	(33)	12	(58)
Change in other current operating liabilities	(42)	39	(47)
Change in other	20	9	(6)

Net cash provided by operating activities	55	23	14
Investing activities
Proceeds from sales of assets	—	1	9
Investments in companies, net of cash acquired	—	(51)	(1)
Proceeds from sale of affiliates	—	11	—
Change in restricted cash	(5)	(3)	5
Additions to property, plant, and equipment	(31)	(52)	(55)
Other investing activities	—	(4)	3

Net cash used in investing activities	(36)	(98)	(39)
Financing activities
Net increase (decrease) in other short-term debt	—	13	(6)
Payments of other debt	—	—	(10)
Proceeds from other debt	—	2	20
Proceeds from Subordinated Notes	—	100	—
Repayment on Secured Notes	—	(23)	—
Payments on senior term loan facility	(297)	—	—
Capital contribution	—	3	2
Net decrease in debt of noncontrolling interest	(3)	—	—
Payment of deferred financing costs	(22)	(5)	—
Proceeds from Secured Notes	222	—	—
Net proceeds from ABL Revolver	90	—	20
Purchase of noncontrolling interest	(25)	(24)	—

Net cash provided by (used in) financing activities	(35)	66	26
Effect of exchange rates on cash	4	(1)	(2)
Decrease in cash and cash equivalents	(12)	(10)	(1)
Cash and cash equivalents at beginning of the period	77	65	55

Cash and cash equivalents at end of the period	$65	$55	$54

Supplemental cash flows information
Cash paid during the period for:
Interest	$53	$60	$63
Income taxes	$14	$30	$27
Noncash investing and financing activities:
Additions to property, plant and equipment included in accounts payable	$—	$—	$2

The accompanying notes are an integral part of the consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Notes to Consolidated Financial Statements

Note 1. Organization and Description of Business

Affinia Group Intermediate Holdings Inc. is a global leader in the light and commercial vehicle replacement products and services industry. We derive approximately 99% of our sales from this industry and, as a result, are not directly affected by the market cyclicality of the automotive original equipment manufacturers. Our broad range of brake, filtration, chassis and other products are sold in North America, Europe, South America and Asia. Our brands include WIX®, Raybestos®, Nakata®, Brake-Pro®, FiltronTM AIMCO®, McQuay-Norris® and ecoLAST®. Additionally, we provide private label products for NAPA, CARQUEST and ACDelco and other customers and co-branded offerings for Federated Auto Parts and Automotive Distribution Network. Affinia Group Inc. is wholly-owned by Affinia Group Intermediate Holdings Inc., which, in turn, is wholly-owned by Affinia Group Holdings Inc., a company controlled by affiliates of The Cypress Group L.L.C.

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

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

In accordance with ASC Topic 810, “Consolidation,” the consolidated financial statements include the accounts of Affinia and its wholly owned subsidiaries, majority-owned subsidiaries and variable interest entities (“VIE”) for which Affinia (or one of its subsidiaries) is the primary beneficiary. All intercompany transactions have been eliminated. Equity investments in which we exercise significant influence but do not control are accounted for using the equity method. Investments in which we are not able to exercise significant influence over the investee are accounted for under the cost method. Affinia India Private Limited reports financial results on a one-month reporting lag. Prior to 2011, Affinia Hong Kong Limited reported their financial results on a one-month reporting lag.

Starting January 1, 2011, Affinia Hong Kong Limited (formerly Haimeng) reported its financial results without a one-month reporting lag. The previously existing one-month reporting lag was eliminated as it was no longer required to achieve a timely consolidation due to the Company’s investments in systems and personnel to enhance our financial statement close process. In accordance with ASC 850-10-45-13, “A Change in the Difference Between Parent and Subsidiary Fiscal Year-Ends,” the elimination of this previously existing reporting lag is considered a voluntary change in accounting principle in accordance with ASC 250-10-50, “Change in Accounting Principle.” The Company believes that this change in accounting principle is preferable because it will result in timelier reporting of the operations of Affinia Hong Kong Limited. A change in accounting principle is to be reported through retrospective application of the new principle to all prior financial statement periods presented. The change in accounting principle was not material to the previously reported annual and interim periods and therefore we have not adjusted those prior period consolidated financial statements. The impact was also not material to the year ended December 31, 2011. To eliminate the lag, the Company’s operations for the year ended December 31, 2011 include the results of Affinia Hong Kong Limited for the thirteen months of December 2010 to December 2011. The inclusion of the results of the thirteenth month increased net income from discontinued operations by $0.4 million.

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

The Company’s net sales to its two largest customers as a percentage of total net sales from continuing operations for the year ended December 31, 2011, were 26%, and 8%; for the year ended December 31, 2010, were 27% and 6%; and for the year ended December 31, 2009, were 29% and 6%. Net sales represent the amounts invoiced to customers after adjustments related to rebates, returns and discounts. The Company provides reserves for rebates, returns and discounts at the time of sale which are subsequently applied to the account of specific customers based upon actual activity including the attainment of targeted volumes. The Company’s two largest customers’ accounts receivable, which includes continuing and discontinued operations, as of December 31, 2011 represented approximately 32% and 9%, and as of December 31, 2010 represented 37% and 10% of the total accounts receivable.

Foreign Currency Translation

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to Other Comprehensive Income.

Included in net income (loss) are the gains and losses arising from foreign currency transactions. The impact on income from continuing operations before income tax provision, equity in income and noncontrolling interest of foreign currency transactions including the results of our foreign currency hedging activities amounted to a loss of $1 million, $2 million and $1 million in 2009, 2010 and 2011, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less.

Restricted Cash

Restricted cash relates to deposits requested by banks for notes payables issued to Haimeng’s suppliers in relation to its purchases.

Accounts receivable

We record trade accounts receivable when revenue is recorded in accordance with our revenue recognition policy and relieve accounts receivable when payments are received from customers. Generally, we do not require collateral for our accounts receivable.

Allowance for doubtful accounts

The allowance for doubtful accounts is established through charges to the provision for bad debts. We evaluate the adequacy of the allowance for doubtful accounts on a periodic basis. The evaluation includes historical trends in collections and write-offs, management’s judgment of the probability of collecting accounts, and management’s evaluation of business risk. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. The allowance for doubtful accounts was $2 million and $1 million at December 31, 2010 and 2011, respectively.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined on the FIFO basis for all domestic inventories or average cost basis for non-U.S. inventories.

Goodwill

Goodwill is not amortized, but instead the Company evaluates goodwill for impairment, as of December 31 of each year, unless conditions arise that would require a more frequent evaluation. In assessing the recoverability of goodwill, we perform a qualitative or quantitative assessment to test for impairment annually. If we determine, on the basis of qualitative factors, that quantitative impairment test is required estimated future cash flows and other factors are made to determine the fair value of the respective reporting unit. If these estimates or related projections change in the future, we may be required to record impairment charges for goodwill at that time.

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

Financial Instruments

The reported fair values of financial instruments, consisting of cash and cash equivalents, trade accounts receivable and long-term debt, are based on a variety of factors. Where available, fair values represent quoted market prices for identical or comparable instruments. Where quoted market prices are not available, fair values are estimated based on assumptions concerning the implied market volatilities, amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of credit and market risk. Fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future. As of December 31, 2010 and 2011, the book value of some of our financial instruments, consisting of cash and cash equivalents and trade accounts receivable, approximated their fair values. The fair value of long-term debt is disclosed in “Note 10. Debt.”

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

Advertising Costs

Advertising expenses included in continuing operations were $16 million, $19 million and $26 million for the years 2009, 2010, and 2011, respectively. The advertising expenses included in discontinued operations, were $10 million, $8 million and $7 million for the years 2009, 2010, and 2011, respectively. Advertising costs are recognized as selling expenses at the time advertising is incurred.

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

Research and Development Costs

Research and development expenses included in continuing operations are charged to operations as incurred. The Company incurred $1 million, less than $1 million and $1 million for the years ended 2009, 2010 and 2011, respectively.

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

In 2010 and 2011, the Company’s derivative instrument usage was limited to standard currency forward transactions intended to offset the earnings impact related to the periodic revaluation of specific non-functional currency denominated monetary working capital accounts and intercompany financing arrangements.

The Company does not seek hedge accounting treatment for its currency derivative transactions because the earnings impact from both the underlying exposures and the hedge transactions are recognized in each accounting period.

Stock-Based Compensation

We account for the employee stock options under the fair value method of accounting using a Black-Scholes model to measure stock-based compensation expense at the date of grant. The compensation expense for the year was $1 million for 2009, less than $1 million in 2010 and nil in 2011.

On July 20, 2005, Affinia Group Holdings Inc. adopted the 2005 Stock Plan. The 2005 Stock Plan was amended on August 25, 2010 and on December 2, 2010 to increase the maximum shares of common stock that may be subject to awards. The 2005 Stock Plan permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock and other stock-based awards to employees, directors or consultants of the Company and its affiliates. A maximum of 350,000 shares of common stock may be subject to awards under the 2005 Stock Plan. The number of shares issued or reserved pursuant to the 2005 Stock Plan (or pursuant to outstanding awards) is subject to adjustment on account of mergers, consolidations, reorganizations, stock splits, stock dividends and other dilutive changes in the common stock. Shares of common stock covered by awards that terminate or lapse and shares delivered by a participant or withheld to pay the minimum statutory withholding rate, in each case, will again be available for grant under the 2005 Stock Plan. Refer to “Note 12. Stock Incentive Plan” for further information on and discussion of our stock options.

On August 25, 2010 and December 23, 2011, Affinia Group Holdings Inc. commenced an offer to certain eligible holders of stock options to exchange their existing options to purchase shares of Affinia Group Holdings Inc. common stock for restricted stock unit awards (“RSUs”). The RSUs granted in connection with the option exchange are governed by the 2005 Stock Plan and a new Restricted Stock Unit Agreement. The RSUs are subject to performance-based and market-based vesting restrictions, which differ from the performance and time-based vesting restrictions applicable to the exchanged stock options. We will estimate the fair value of restricted stock unit awards using the value of Affinia Group Holdings Inc.’s common stock on the date of grant, reduced by the present value of Affinia Group Holdings Inc.’s common stock prior to vesting. The fair value of the RSUs will be expensed either pro rata over the requisite service term or in full if the requisite service period has passed when the RSUs vest in accordance with the performance conditions listed above. Stock-based compensation expense, which would be recorded in selling, general and administrative expenses, and tax related income tax benefits was not recorded for 2010 or 2011 as the performance condition had not been met.

Deferred Compensation Plan

We started a deferred compensation plan in 2008 that permits executives to defer receipt of all or a portion of the amounts payable under our non-equity incentive compensation plan. All amounts deferred are treated solely for purposes of the plan to have been notionally invested in the common stock of Affinia Group Holdings Inc. As such, the accounts under the plan will reflect investment gains and losses associated with an investment in Affinia Group Holdings Inc.’s common stock. We match 25% of the deferral with an additional notional investment in common stock of Affinia Group Holdings Inc., which is subject to vesting as provided in the plan.

New Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. Key provisions of the amendments in ASU 2011-04 include: (1) a prohibition on grouping financial instruments for purposes of determining fair value, except in limited cases; (2) an extension of the prohibition against the use of a blockage factor to all fair value measurements; and (3) a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. For items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. This ASU is effective for annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 is not expected to have a significant effect on our fair value measurements utilized and the related disclosures.

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

In September 2011, the FASB amended ASC 350, “Intangibles – Goodwill and Other” with ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is not more likely than not less than the carrying amount, the two-step impairment test would not be required. Otherwise, further testing would be needed. The amendments are effective for all entities for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted ASU 2011-08 for the fiscal year ending December 31, 2011 as early adoption is permitted.

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

Note 3. Discontinued Operation – Brake

In the fourth quarter of 2011, we committed to a plan to sell the Brake North America and Asia group. In accordance with ASC Topic 205, “Presentation of Financial Statements,” the Brake North America and Asia group qualified as a discontinued operation. The consolidated statements of operations for all periods presented have been adjusted to reflect this group as a discontinued operation. The consolidated statements of cash flows for all periods presented were not adjusted to reflect this group as a discontinued operation. The table below summarizes the Brake North America and Asia group’s net sales, income (loss) before income tax provision, income tax provision, income (loss) from discontinued operations, net of tax, net income attributable to noncontrolling interest, net of tax and income (loss) attributable to the discontinued operations.

(Dollars in millions)	2009	2010	2011
Net sales	$591	$632	$637
Income (loss) before income tax benefit (provision)	13	(2)	(174)
Income tax benefit (provision)	(10)	3	61

Income (loss) from discontinued operations, net of tax	3	1	(113)
Less: net income attributable to noncontrolling interest, net of tax	7	6	1

Loss attributable to the discontinued operations	$(4)	$(5)	$(114)

The aftermarket brake industry is a highly competitive, and price sensitive market. Over the past several years, we have addressed this by moving our manufacturing from high cost facilities, to state of the art low cost country manufacturing in China and India in particular. This transformation is now complete. There are any number of importers of brake products who do not design, manufacture, or for that matter warehouse and distribute on a mass scale, but strictly offer a short line of products to the industry. Affinia has developed the strategy over many years, of providing our customers with an extensive range of not only products, but services such as detailed product catalogs, e-catalogs, technical services and training, electronic data interchange, point of sale marketing materials, and direct shipments to jobber and retail outlets. These additional offerings help build customer loyalty and generate repeat business while differentiating us from our competitors. In pursuit of this strategy, and in response to the changing dynamics of the brake industry, we have made the decision to engage in a plan to sell the Brake North America and Asia group. We expect to sell the group during the first half of 2012.

In accordance with ASC Topic 360, “Property, Plant, and Equipment,” intangibles and other long-lived assets are assessed for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. The Company determined that the net carrying value of the Brake North America and Asia group may not be recoverable through the sales process.

The fair value of the Brake North America and Asia group assets held for sale were determined based on current market data, discounted cash flow model and observable valuation multiples for comparable companies. As a result, an impairment charge of $165 million was recorded within discontinued operations in 2011 to reduce the carrying value of the business to expected realizable value. A tax benefit to the Company of $57 million was recorded relating to the impairment.

The amounts for 2010 related to the Brake North America and Asia group are not reclassified to discontinued operations on the balance sheet. The following table shows an analysis of assets and liabilities held for sale as of December 31, 2011:

(Dollars in millions)
Restricted cash	$7
Accounts receivable	75
Inventory(1)	221
Current deferred taxes	4
Prepaid taxes	51
Other current assets	7
Property, plant and equipment	122
Goodwill	25
Other intangible assets	53
Deferred income taxes	7
Other assets	9
Impairment of assets	(165)

Total assets of discontinued operations	$416

Accounts payable	$59
Notes payable	20
Other accrued expenses	82
Accrued payroll and employee benefits	14
Deferred employee benefits and other noncurrent liabilities	8

Total liabilities of discontinued operations	$183

(1)	During the fourth quarter of 2011, we had a change in estimate in our caliper core products that adjusted the carrying amount of finished goods inventory. The change results from new information as defined in ASC 250, “Accounting Changes and Error Corrections.” Due to the recent addition of new controls and reporting processes related to certain remanufactured inventory components we were able to more closely determine the cost of the caliper core products. The financial impact of this change in estimate increased inventory in 2011 and decreased cost of sales by $4 million in 2011 and it is expected to have the same financial impact in 2012.

Note 4. Discontinued Operation – Quinton Hazell

In the fourth quarter of 2009 we committed to a plan to sell the Commercial Distribution Europe segment. In accordance with ASC Topic 205, “Presentation of Financial Statements,” the Commercial Distribution Europe segment qualified as a discontinued operation. The consolidated statements of operations for all periods presented have been adjusted to reflect this segment as a discontinued operation. The consolidated statements of cash flows for all periods presented were not adjusted to reflect this segment as a discontinued operation. The table below summarizes the Commercial Distribution Europe segment’s net sales, loss before income tax provision, income tax provision and loss from discontinued operations, net of tax.

(Dollars in millions)	2009	2010	2011
Net sales	$237	$18	$—
Loss before income tax provision	(84)	—	—
Income tax provision	23	—	—

Loss from discontinued operations, net of tax	$(61)	$—	$—

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

Note 5. Acquisition

On December 16, 2010, the Company, through its subsidiary Affinia Products Corp LLC, acquired substantially all the assets of North American Parts Distributors, Inc. (“NAPD”). NAPD, located in Ramsey, New Jersey, was an automobile parts and supplies wholesaler. The NAPD acquisition expanded our product offering of chassis parts to one of the broadest in the industry. NAPD’s purchased assets and assumed liabilities were acquired for cash consideration of $52 million. The initial purchase price was $51 million and was paid in 2010. Subsequently, in 2011 the working capital adjustment was settled for $1 million. The working capital adjustment was based on the difference between targeted working capital and working capital at the closing date. This acquisition was considered immaterial for disclosure of supplemental pro forma information and revenues and earnings of the acquiree since the acquisition date. We financed this acquisition with the available borrowings under our ABL Revolver, which borrowings were repaid with our completed offering on December 9, 2010 of the Additional Notes.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the Acquisition:

(Dollars in millions)	Preliminary Allocation
Inventory	$10
Trade accounts receivable	7
Customer relationships	8
Non-competition agreement	1
Unpatented technology (i.e., tooling)	5
Goodwill	22

Total acquired assets	$53

Current liabilities	1

Net assets acquired	$52

Cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and other current liabilities were recorded at historical carrying values, given the short-term nature of these assets and liabilities. Customer relationships with estimated useful life of 20 years have been valued using an income approach, which utilized a discounted cash flow method. The unpatented technology with an estimated useful life of 10 years was valued utilizing a relief from royalty method. The non-competition agreement with an estimated useful life of 5 years was valued utilizing a form of the discounted cash flow method to determine the value of lost income.

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

On September 1, 2010, our parent company, Affinia Group Holdings Inc., contributed the remaining 60% interest in Affinia Acquisition LLC to Affinia Group Intermediate Holdings Inc. and Affinia Group Intermediate Holdings Inc. contributed such interest to Affinia Group Inc. Consequently, the noncontrolling interest balance was decreased by $32 million and the additional paid-in capital was increased by $32 million. The net income attributable to the noncontrolling interest owned in Affinia Acquisition LLC and Affinia India Private Limited was less than $7 million in 2009, $6 million for 2010 and $1 million for 2011.

The aforementioned acquisition has been accounted for under the purchase method of accounting, in accordance ASC Topic 805, “Business Combinations” (formerly Statement of Financial Accounting Standards No. 141, “Business Combinations”). The Company engaged independent appraisers to assist in determining the fair values of property, plant and equipment and intangible assets acquired; including trade names, trademarks, developed technology and customer relationships. Purchase price allocations are subject to adjustment until all pertinent information regarding the acquisition is obtained and fully evaluated. Based on our preliminary valuations and purchase accounting adjustments, we recorded $30 million as goodwill at the end of 2008. In 2009 goodwill was reduced by $7 million related to certain purchase accounting adjustments.

Until January 1, 2011, Affinia Hong Kong Limited reported its financial results on a one-month reporting lag. The previously existing one-month reporting lag was eliminated as it was no longer required to achieve a timely consolidation due to the Company’s investments in systems and personnel to enhance our financial statement close process. Noncontrolling interest decreased to $46 million as of December 31, 2009 from $60 million as of December 31, 2008. The noncontrolling interest decreased $21 million following Affinia Group Inc.’s acquisition of an additional 35% ownership interest in Affinia Acquisition LLC offset by a $7 million increase related to the net income attributable to noncontrolling interest in Affinia Acquisition LLC and our joint venture in India.

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

(Dollars in millions)	At December 31, 2010	At December 31, 2011(1)
Raw materials	$120	$68
Work-in-process	34	19
Finished goods	366	189

	$520	$276

(1)	The inventory as of December 31, 2011 excludes $221 million of inventory in our Brake North America and Asia group, which is classified in current assets of discontinued operations.

Note 8. Goodwill

Goodwill as of December 31, 2011 was $28 million and consisted of the following: $22 million for the acquisition of NAPD, $4 million for the initial acquisition in 2004 and $2 million for a minor acquisition in 2008.

In conjunction with the acquisition of the NAPD business in 2010, we determined the fair value of intangibles, property, plant and equipment, other assets and liabilities. Based on our valuations and purchase accounting adjustments, we recorded $22 million as goodwill in 2010.

The goodwill also relates to the initial acquisition in 2004 and a minor acquisition in the second quarter of 2008. For the 2004 acquisition, in accordance with ASC Topic 805-740 the tax benefit for the excess of tax-deductible goodwill over the reported amount of goodwill is applied to first reduce the goodwill related to the Acquisition. The tax benefit for the excess of tax deductible goodwill reduced reported goodwill by approximately $8 million during 2009, 2010 and 2011. The amount of goodwill remaining at the end of December 31, 2011 relating to the initial 2004 acquisition is $4 million. Once the reported amount of goodwill for the 2004 acquisition is reduced to zero, the remaining tax benefit reduces the basis of intangible assets purchased in the 2004 acquisition. Any remaining tax benefit reduces the income tax provision.

The following table summarizes our goodwill activity, which is related to the Brake North America and Asia and On and Off-highway segments, during 2010 and 2011:

(Dollars in millions)
Balance at December 31, 2009	$43
Goodwill related to acquisition of NAPD business	22
Tax benefit reductions	(8)
Currency and other adjustments	2

Balance at December 31, 2010	$59
Tax benefit reductions	(8)
Discontinued operations – Brake North America and Asia group(1)	(25)
Currency and other adjustments	2

Balance at December 31, 2011(1)	$28

(1)	The goodwill as of December 31, 2011 excludes $25 million of goodwill in our Brake North America and Asia group, which is classified in discontinued operations.

Note 9. Other Intangible Assets

As of December 31, 2010 and 2011, the Company’s other intangible assets primarily consisted of trade names, customer relationships, and developed technology. The Company recorded approximately $9 million, $8 million and $9 million of intangible asset amortization in 2009, 2010 and 2011, respectively, which includes $4 million for 2009, 2010 and 2011 related to our discontinued operations. We anticipate on a continuing and discontinued basis $9 million in amortization in each of the next three years and $8 million in 2015 and 2016. In 2010, we acquired the NAPD business and as a result we increased our customer relationships by $8 million, unpatented technology by $5 million and non-competition agreement by $1 million. Amortization expense is calculated on a straight line basis over 5 to 20 years. We determine on a periodic basis whether the lives and the method for amortization are accurate.

Trade names are tested for impairment annually as of December 31 of each year by comparing their fair value to their carrying values. The fair value for each trade name was established based upon a royalty savings approach. We determined that there were impairments of other intangible assets of $4 million, nil and less than $1 million in 2009, 2010 and 2011, respectively. A rollforward of the other intangibles and trade names for 2010 and 2011 is shown below:

(Dollars in millions)	December 31, 2009	Amortization	Impairment	Other	December 31, 2010	Amortization	Impairment	Other(1)	December 31, 2011(1)
Trade names	$48	$—	$—	$—	$48	$—	$—	$(12)	$36
Customer relationships	90	(6)	—	8	92	(7)	—	(38)	47
Developed technology/Other	11	(2)	—	7	16	(2)	—	(3)	11

Total	$149	$(8)	$—	$15	$156	$(9)	$—	$(53)	$94

(1)	The intangible assets as of December 31, 2011 exclude $53 million of intangible assets in our Brake North America and Asia group, which is classified in current assets of discontinued operations.

Accumulated amortization for the intangibles was $51 million and $60 million as of December 31, 2010 and 2011, respectively. Accumulated amortization related to the continuing operations for the intangibles was $28 million and $33 million as of December 31, 2010 and 2011, respectively. The weighted average amortization period by class of intangible was the following: 20 years for customer relationships and 13 years for developed technology and other intangibles.

Note 10. Debt

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

	At December 31,
(Dollars in millions)	2010	2011
9% Senior subordinated notes, due November 2014	$367	$367
10.75% Senior secured notes, due August 2016	200	201
ABL revolver, due November 2015	90	110
Other debt(1)	39	20

	696	698
Less: Current portion(1)	(27)	(20)

	$669	$678

(1)	The debt as of December 31, 2011 excludes $20 million of notes payable in our Brake North America and Asia group, which is classified in current liabilities of discontinued operations and has rates ranging from 5.2% to 5.4%. The other debt of $20 million as of December 31, 2011 relates to our Poland operations. Our Poland operations in 2011 initiated a revolving credit facility with borrowings up to $20 million.

Scheduled maturities of debt for each of the next five years and thereafter are as follows:

(Dollars in millions) Year(1)	Amount
2012	$20
2013	—
2014	367
2015	110
2016	201
2017 and thereafter	—

Total debt	$698

(1)	The debt as of December 31, 2011 excludes $20 million of notes payable in our Brake North America and Asia group, which is classified in current liabilities of discontinued operations.

The fair value of debt is as follows:

Fair Value of Debt at December 31, 2010

(Dollars in millions)	Book Value of Debt	Fair Value Factor	Fair Value of Debt
Senior subordinated notes, due November 2014	$367	102.75%	$377
Senior secured notes, due August 2016	200	111.00%	222
ABL revolver, due November 2015	90	100%	90
Affiliate debt	39	100%	39

Total fair value of debt at December 31, 2010			$728

Fair Value of Debt at December 31, 2011

(Dollars in millions)	Book Value of Debt	Fair Value Factor	Fair Value of Debt
Senior subordinated notes, due November 2014	$367	99.69%	$366
Senior secured notes, due August 2016	201	109.06%	219
ABL revolver, due November 2015	110	100%	110
Affiliate debt(1)	20	100%	20

Total fair value of debt at December 31, 2011(1)			$715

(1)	The debt as of December 31, 2011 excludes $20 million of notes payable in our Brake North America and Asia group, which is classified in current liabilities of discontinued operations.

The carrying value of fixed rate short-term debt approximates fair value because of the short term nature of these instruments, and the carrying value of the Company’s current floating rate debt instruments approximates fair value because of the variable interest rates pertaining to those instruments. The fair value of the long-term debt was estimated based on quoted market prices.

Asset based credit facilities. On August 13, 2009, Affinia Group Inc. and certain of its subsidiaries entered into a four-year $315 million ABL Revolver that includes (i) a revolving credit facility (the “U.S. Facility”) of up to $295 million for borrowings solely to the U.S. domestic borrowers, including (a) a $40 million sub-limit for letters of credit and (b) a $30 million swingline facility, and (ii) a revolving credit facility (the “Canadian Facility”) of up to $20 million for Canadian Dollar denominated revolving loans solely to a Canadian borrower. Availability under the ABL Revolver is based upon monthly (or more frequent under certain circumstances) borrowing base valuations of Affinia Group Inc.’s eligible continuing and discontinued operations inventory and accounts receivable and is reduced by certain reserves in effect from time to time. The ABL Collateral consists of all accounts receivable, inventory, cash (other than certain cash proceeds of Notes Collateral (as defined in the indenture governing the Secured Notes)) and proceeds of the foregoing and certain assets related thereto, in each case held by Affinia Group Intermediate Holdings Inc., Affinia Group Inc. and certain of their subsidiaries.

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

At December 31, 2011, we had $110 million outstanding under the ABL Revolver. During the year, we borrowed funds at a weighted average interest rate of approximately 3.3% under this facility. We had an additional $166 million of availability after giving effect to $13 million in outstanding letters of credit and $3 million for borrowing base reserves as of December 31, 2011.

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

Level	Average Aggregate Availability			Base Rate Loans and Canadian Prime Rate Loans	LIBOR Loans and Canadian BA Rate Loans
I	≤	$105,000,000		1.75%	2.75%
II	> $ ≤	105,000,000 $210,000,000	but	1.50%	2.50%
III	> $	210,000,000		1.25%	2.25%

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

On December 1, 2010, we issued an irrevocable notice of redemption to redeem $22.5 million aggregate principal amount of our Secured Notes on December 31, 2010, pursuant to their terms at a redemption price equal to 103% of the principal amount of such notes being redeemed, plus accrued and unpaid interest to the redemption date. The Secured Notes outstanding balance net of the discount was $201 million as of December 31, 2011.

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

On December 9, 2010, Affinia Group Inc. completed an offering of $100 million of Additional Notes. The Additional Notes were issued at a price equal to 100% of their face value. The Additional Notes were issued pursuant to the Indenture, dated November 30, 2004, pursuant to which the Company previously issued its $267 million aggregate principal amount of Initial Notes. Other than with respect to the date of issuance and issue price, the Additional Notes have the same terms as, and are treated as a single class with, the Initial Notes. Affinia Group Inc.’s obligations under the Additional Notes are guaranteed on an unsecured senior subordinated basis by Affinia Group Intermediate Holdings Inc. and certain of our current and future wholly-owned domestic subsidiaries. The outstanding balance of the Subordinated Notes at December 31, 2011 was $367 million. Subject to Affinia Group Inc.’s compliance with the covenants described in the indenture securing the Subordinated Notes, Affinia Group Inc. is permitted to issue more Subordinated Notes from time to time under the indenture.

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

During 2010, we recorded a write-off of $1 million to interest expense for unamortized deferred financing costs associated with the redemption of $22.5 million of the Secured Notes. Additionally, we recorded $5 million in total deferred financing costs related to the amendment to ABL Revolver and the issuance of additional $100 million in Senior Subordinated Notes. The unamortized deferred financing will be charged to interest expense over the next four years for the ABL Revolver, five years for the Secured Notes and three years for the Subordinated Notes.

The following table summarizes the deferred financing activity from December 31, 2009 to December 31, 2011:

(Dollars in millions)
As of December 31, 2009	$24
Amortization	(5)
Write-off of unamortized deferred financing costs	(1)
Deferred financing costs	5

Balance at December 31, 2010	$23
Amortization	(5)
Deferred financing costs	—

Balance at December 31, 2011	$18

Note 11. Accounts Receivable Factoring

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

We began factoring our accounts receivable during the third quarter of 2010. During 2010, the total accounts receivable factored was $156 million and the cost incurred on factoring was $2 million. During 2011, the total accounts receivable factored was $408 million and the cost incurred on factoring was $4 million. Accounts receivable factored by us are accounted for as a sale and removed from the balance sheet at the time of factoring and the cost of the factoring is accounted for in either other income or discontinued operations if it relates to our Brake North America and Asia group.

Note 12. Stock Incentive Plan

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

	At December 31,
	2010	2011
Restricted stock units	239,000	242,000
Stock options	34,062	28,680
Deferred compensation shares	19,967	30,819
Stock award	163	163
Shares available	56,808	48,338

Number of shares of common stock subject to awards	350,000	350,000

Stock Options

As of December 31, 2011, 28,680 stock options had been awarded, which included vested options of 27,680 and 1,000 unvested options. Pursuant to the terms of the 2005 Stock Plan, each option expires August 1, 2015. The exercise price is $100 per option.

We account for our employee stock options under the fair value method of accounting using a Black-Scholes model to measure stock-based compensation expense at the date of grant. Dividend yields were not a factor because there were no cash dividends declared during 2009, 2010, and 2011. Our weighted-average Black-Scholes fair value assumptions include:

	2009	2010	2011
Weighted-average effective term	5.2 years	5.2 years	5.1 years
Weighted-average risk free interest rate	4.33%	4.38%	4.34%
Weighted-average expected volatility	40.8%	40.4%	39.9%
Weighted-average fair value of options (Dollars in millions)	$7	$1	$1

The fair value of the stock option grants is amortized to expense over the vesting period. The Company reduces the overall compensation expense by a turnover rate consistent with historical trends. Stock-based compensation expense, which was recorded in selling, general and administrative expenses, and tax related income tax benefits were $1 million for 2009, less than $1 million for 2010 and nil for 2011.

Options
Outstanding at January 1, 2009	181,785
Granted	1,500
Forfeited/expired	(7,647)

Outstanding at December 31, 2009	175,638
Granted	2,000
Exercised	(1,000)
Exchanged	(61,868)
Forfeited/expired	(80,708)

Outstanding at December 31, 2010	34,062
Granted	1,550
Exercised	(2,000)
Exchanged	(825)
Forfeited/expired	(4,107)

Outstanding at December 31, 2011	28,680

Option Exchange

Affinia Group Holdings Inc. completed an offer to certain eligible holders of stock options to exchange their existing stock options to purchase shares of Affinia Group Holdings Inc.’s common stock for restricted stock units (“RSUs”) with new vesting terms (the “Option Exchange”). The Option Exchange election period commenced on August 25, 2010 and expired on September 24, 2010. The completion of the Option Exchange for the RSUs occurred on October 18, 2010 and 100% of the eligible option holders elected to participate. A total of 24 eligible employees and directors participated in the Option Exchange. In addition, three eligible employees and directors who did not have vested options received RSUs. Affinia Group Holdings Inc. accepted for exchange options to purchase a total of 61,868 shares of Affinia Group Holdings Inc.’s common stock. All surrendered options were cancelled in exchange for RSUs. The options had been fully expensed by the exchange date. The total RSUs issued on October 18, 2010 covered 235,000 shares of Affinia Group Holdings Inc.’s common stock.

On December 23, 2011, Affinia Group Holdings Inc. completed another Option Exchange. The Option Exchange election period commenced on December 1, 2011 and expired on December 23, 2011. The completion of the Option Exchange for the RSUs occurred on December 23, 2011 with 100% of the two eligible option holders elected to participate. Affinia Group Holdings Inc. accepted for exchange options to purchase a total of 825 shares of Affinia Group Holdings Inc.’s common stock. All surrendered options were cancelled in exchange for RSUs. The options had been fully expensed by the exchange date. The total RSUs issued on December 23, 2011 covered 4,000 shares of Affinia Group Holdings Inc.’s common stock.

Restricted Stock Units

The RSUs granted in connection with the Option Exchanges are governed by the 2005 Stock Plan and a new Restricted Stock Unit Award Agreement.

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

As of December 31, 2011, 242,000 RSUs had been awarded and remained outstanding, none of which have vested. We estimate the fair value of market-based RSUs using a Monte Carlo simulation model on the date of grant. Our weighted-average Monte Carlo fair value assumptions include:

	Cypress Scenario	IPO Scenario
Effective term	0.6 years	1.4 years
Risk free interest rate	1.1%	1.1%
Expected volatility	70%	70%
Fair value of an RSU	$107.92	$124.41
Expected expense (Dollars in millions)	$26	$30

In the event that either of the performance-based conditions (Cypress Scenario or IPO Scenario) are met, the fair value of the RSUs will be recognized in stock-based compensation expense either 1) pro rata over the requisite service term including a cumulative catch-up related to service provided through the date the performance condition is met or 2) in full once the respective market-based condition is met or 3) in full if the requisite service period has already passed when the performance condition is met. Stock-based compensation expense, which would be recorded in selling, general and administrative expenses, and tax related income tax benefits was not recorded for 2011 as neither of the performance conditions have been met. If the RSUs do not vest prior to ten years from the date of grant then the RSUs will expire. If the performance condition is met on the 242,000 RSUs the amount of expense we would have to record is $30 million under the IPO scenario or $26 million under the Cypress scenario.

RSUs
Outstanding at January 1, 2010	—
Issued per Option Exchange	235,000
Granted	4,000
Forfeited/expired	—

Outstanding at December 31, 2010	239,000
Issued per Option Exchange	4,000
Granted	3,000
Forfeited/expired	(4,000)

Outstanding at December 31, 2011	242,000

Deferred Compensation Plan

We started a deferred compensation plan in 2008 that permits executives to defer receipt of all or a portion of the amounts payable under our non-equity incentive compensation plan. All amounts deferred are treated solely for purposes of the plan to have been notionally invested in the common stock of Affinia Group Holdings Inc. As such, the accounts under the plan will reflect investment gains and losses associated with an investment in the Affinia Group Holdings Inc.’s common stock. We match 25% of the deferral with an additional notional investment in common stock of Affinia Group Holdings Inc., which is subject to vesting as provided in the plan. Deferred compensation expense, which was recorded in selling, general and administrative expenses, and tax related income tax benefits were nil for 2009, $1 million for 2010 and $2 million for 2011.

Note 13. Pension and Other Postretirement Benefits

The Company provides defined contribution and defined benefit, qualified and nonqualified, pension plans for certain employees.

Under the terms of the defined contribution retirement plans, employee and employer contributions may be directed into a number of diverse investments. Expenses related to these defined contribution plans were $1 million for the year ended December 31, 2009, $5 million for the year ended December 31, 2010 and $5 million for the year ended December 31, 2011.

The Company has Canadian defined benefit pension plans (the assets of which are referred to as the “Fund”). These plans are managed in accordance with applicable legal requirements relating to the investment of registered pension plans. The responsibility for the investment of the Fund lies with the Investment Committee of ITT Industries of Canada Ltd. (the “Committee”), which changed its name to Xylem Canada Company in November 2011. The Committee is composed of representatives of Xylem and of the participating companies, which includes our Company. The investments objectives of the plans are to maximize long-term total investment returns while assuming a prudent level of risk deemed appropriate by the Committee. The Fund may not engage in certain investments that are not permitted for a pension plan pursuant to applicable provincial pension benefits legislation and the Income Tax Act of Canada. Additionally, the Fund may not invest more than 10% of the assets in any single public issue of securities except where the security is issued by or guaranteed by the government of Canada or a Canadian province. This investment policy permits plan assets to be invested in a number of diverse investment categories such as demand or term deposits, short term notes, treasury bills, bankers acceptances, commercial paper, investment certificates issued by banks, insurance companies or trust companies, bonds and non-convertible debentures, mortgages and other asset-backed securities, convertible debentures, real estate, preferred and common stocks that are traded publicly, including both Canadian and foreign stocks, resource properties, venture capital, insured contracts, pooled funds, segregated funds, trusts, closed-end investment companies, limited partnerships and other structured vehicles invested directly or indirectly in, or in interests.

We did not terminate any plans in 2010 or 2011; however, we settled $20 million and $1 million of the assets in the pension plans in 2010 and 2011, respectively. During the year we purchased annuities for many of the participants of the pension plans. We are in the process of winding down the plans. How quickly we settle all of the pension plan assets is subject to approval from a Canadian regulatory agency. The following tables provide a reconciliation of the changes in the Company’s defined benefit pension plans’ and the fair value of assets for the years ended December 31, 2010 and December 31, 2011, as well as the statements of the funded status and schedules of the net amounts recognized in the balance sheet at December 31, 2010 and 2011. The measurement date for the amounts in these tables was December 31 of each year presented:

	Pension Benefits
	Year Ended December 31, 2010	Year Ended December 31, 2011
(Dollars in millions)
Reconciliation of benefit obligation
Obligation at beginning of period	$22	$3
Service cost	—	—
Interest cost	1	—
Plan amendment	—	—
Actuarial (gain) loss	1	1
Benefit payments	(1)	—
Settlement	(20)	(1)
Translation adjustments	—	—

Obligation at end of period	$3	$3

Accumulated benefit obligation	$3	$3

	Pension Benefits
(Dollars in millions)	Year Ended December 31, 2010	Year Ended December 31, 2011
Reconciliation of fair value of plan assets
Fair value, beginning of period	$20	$2
Actual return on plan assets	1	—
Employer contributions	2	1
Benefit payments	(2)	—
Settlement	(20)	(1)
Translation adjustments	1	—

Fair value, end of period	$2	$2

	Pension Benefits
(Dollars in millions)	Year Ended December 31, 2010	Year Ended December 31, 2011
Funded status	$(1)	$(1)
Unrecognized net actuarial loss	1	1

Accrued benefit cost	$—	$—

The weighted average asset allocations of the pension plans at December 31, 2010 and December 31, 2011 were as follows:

	December 31, 2010	December 31, 2011
Asset Category
Equity securities	68%	52%
Controlled-risk debt securities	28%	37%
Cash and short-term obligations	4%	11%

Total	100%	100%

The target asset allocations of the pension plans for equity securities, controlled-risk debt securities, absolute return strategies investments and cash and other assets at December 31, 2010 and December 31, 2011 were 70%, 30%, 0% and 0%.

The following table presents the funded status of the Company’s pension plans and the amounts recognized in the balance sheet as of December 31, 2010 and 2011:

(Dollars in millions)	December 31, 2010	December 31, 2011
Accumulated benefit obligation at beginning of period	$22	$3
Projected benefit obligation	3	3
Fair value of assets	2	2

Accrued cost	$(1)	$(1)

Amounts recognized in balance sheet:
Accrued benefit liability	$(1)	$(1)
Intangible asset	—	—
Accumulated other comprehensive income	1	1

Net amount recognized	$—	$—

The Company’s projected benefit payments by the pension plans subsequent to December 31, 2011 are expected to be $1 million in 2012 and $1 million over the next nine years.

Projected contributions to be made to the Company’s defined benefit pension plans are expected to be in aggregate less than $1 million over the next ten years.

Components of net periodic benefit costs for the Company’s defined benefit plans for the years ended December 31, 2009, December 31, 2010 and December 31, 2011 are as follows:

	Pension Benefits
	Year Ended December 31, 2009	Year Ended December 31, 2010	Year Ended December 31, 2011
(Dollars in millions)
Service cost	$—	$—	$—
Interest cost	1	1	—
Settlement	—	4	—
Expected return on plan assets	(1)	(1)	—
Amortization of transition obligation	—	—	—
Amortization of prior service cost	—	—	—
Recognized net actuarial loss	2	1	—

Net periodic benefit cost	$2	$5	$—

	December 31, 2009	December 31, 2010	December 31, 2011
Discount rate	5.1%	5.5%	5.3%
Expected return on plan assets	6.1%	6.6%	6.9%

The discount rate and expected return on plan assets for the Company’s plans presented in the tables above are used to determine pension expense for the succeeding year.

Fair Value Measurements. The following tables present our plan assets using the fair value framework as of December 31, 2011 and 2010. The fair value framework requires the categorization of our plan assets into three levels based upon the assumptions (inputs) used to price the plan assets. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

•	Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities.

•

Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The following table presents our plan assets using the fair value framework as of December 31, 2011.

(Dollars in millions)	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Cash and cash equivalents

Cash and cash equivalents	$—	$—	$—	$—
Equity securities:
Canadian equities	1	—	—	1
Other equities	—	—	—	—
Fixed income securities
Canadian Government Securities	—	1	—	1
Corporate bonds	—	—	—	—

Total plan assets	$1	$1	$—	$2

The following table presents our plan assets using the fair value framework as of December 31, 2010.

(Dollars in millions)	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Cash and cash equivalents

Cash and cash equivalents	$—	$—	$—	$—
Equity securities:
Canadian equities	1	—	—	1
Other equities	—	—	—	—
Fixed income securities
Canadian Government Securities	—	1	—	1
Corporate bonds	—	—	—	—

Total plan assets	$1	$1	$—	$2

Note 14. Income Tax

The components of the income tax provision (benefit) from continuing operations are as follows:

(Dollars in millions)	Year Ended December 31, 2009	Year Ended December 31, 2010	Year Ended December 31, 2011
Current:
U.S. federal	$—	$—	$—
U.S. state and local	1	1	1
Non-United States	13	19	18

Total current	14	20	19
Deferred:
U.S. federal & state	(5)	6	14
Non-United States	3	4	5

Total deferred	(2)	10	19

Income tax provision	$12	$30	$38

The income tax provision was calculated based upon the following components of income (loss) from continuing operations before income tax provision, equity in income and noncontrolling interest:

(Dollars in millions)	Year Ended December 31, 2009	Year Ended December 31, 2010	Year Ended December 31, 2011
United States	$(44)	$(31)	$(17)
Non-United States	76	89	96

Income from continuing operations before income tax provision, equity in income and noncontrolling interest	$32	$58	$79

Deferred tax assets (liabilities) consisted of the following:

(Dollars in millions)	At December 31, 2010	At December 31, 2011
Deferred tax assets:
Net operating loss carryforwards	$111	$134
Inventory reserves	17	43
Expense accruals	29	22
Depreciation and amortization	—	14
Other	20	4

Subtotal	177	217
Valuation allowance	(23)	(27)

Deferred tax assets	154	190
Deferred tax liabilities:
Depreciation and amortization	21	—
Foreign earnings	7	23

Deferred tax liabilities	28	23

Net deferred tax assets	$126	$167

Balance sheet presentation:
Current deferred taxes	$40	$60
Deferred income taxes	85	109
Other accrued expenses	—	—
Deferred employee benefits and other noncurrent liabilities	1	(2)

Net deferred tax assets	$126	$167

Valuation allowances are provided for deferred tax assets whenever the realization of the assets is not deemed to meet a more likely than not standard. Accordingly, valuation allowances have been provided for net operating losses in certain non-U.S. countries and U.S. states. U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such temporary differences totaled $104 million at December 31, 2011. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable. Net deferred tax assets from discontinued operations were $9 million at December 31, 2011.

The effective income tax rate differs from the U.S. federal income tax rate for the following reasons:

	Year Ended December 31, 2009	Year Ended December 31, 2010	Year Ended December 31, 2011
U.S. federal income tax rate	35.0%	35.0%	35.0%
Increases (reductions) resulting from:
State and local income taxes, net of federal income tax benefit	4.0	1.1	-2.1
Valuation allowance	9.8	2.0	3.4
Non-U.S. income	-27.8	-12.6	-13.0
U.S. permanent differences*	17.6	29.8	13.6
Unremitted earnings	0.7	-1.0	9.6
Miscellaneous items	-2.0	-2.6	1.8

Effective income tax rate	37.3%	51.7%	48.3%

*	The U.S. permanent differences affecting the tax rate are a result of a deemed distribution and nondeductible expenses.

At the end of 2011, federal domestic net operating loss carryforwards were $319 million. Of these, $12 million expire in 2024, $13 million expire in 2025, $37 million expire in 2026, $35 million expire in 2027, $76 million expire in 2028, $61 million expire in 2029, $57 million expire in 2030 and $28 million expire in 2031. At the end of 2011, state domestic net operating loss carryforwards were estimated to be $203 million, the majority of which expire between 2021 and 2031. At the end of 2011, foreign net operating loss carryforwards were $23 million and expire as follows: $5 million in 2013, $3 million in 2014, $2 million in 2015, $4 million in 2016, $2 million in 2017, $2 million in 2021, $2 million in 2026, $1 million in 2029 and $2 million in 2030. Realization of the tax benefits associated with loss carryforwards is dependent on generating sufficient taxable income prior to their expiration.

The following table summarizes the activity related to our unrecognized tax benefits:

(Dollars in millions)
Balance at January 1, 2009	$2
Increases to tax positions	—
Decreases to tax positions	—

Balance at January 1, 2010	$2
Increases to tax positions	—
Decreases to tax positions	—

Balance at January 1, 2011	$2
Increases to tax positions	—
Decreases to tax positions	—

Balance at December 31, 2011	$2

Included in the balance of unrecognized tax benefits at December 31, 2011, are $2 million of tax benefits that, if recognized, would affect the effective tax rate. The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties as part of the income tax provision. As of December 31, 2011 the Company’s accrual for interest and penalties was less than $1 million.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. For jurisdictions in which the Company transacts significant business, tax years ending December 31, 2004 and later remain subject to examination by tax authorities. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

Note 15. Property, Plant and Equipment

The following table breaks out the property, plant and equipment in further detail:

	December 31,
(Dollars in millions)	2010	2011
Property, plant and equipment
Land and improvements to land	$29	$8
Buildings and building fixtures	80	51
Machinery and equipment	193	137
Software	28	25
Construction in progress	31	17

	361	238
Less: Accumulated depreciation	(144)	(120)

	$217	$118

The property, plant and equipment as of December 31, 2011 excludes our Brake North America and Asia group property, plant and equipment, of $122 million. Depreciation is recognized on a straight-line basis over an asset’s estimated useful life. The depreciation expense from continuing operations was $17 million, $18 million, and $16 million for 2009, 2010, and 2011, respectively.

Note 16. Other Accrued Expenses

The following table breaks out the other accrued expenses in further detail:

	December 31,
(Dollars in millions)	2010	2011(1)
Return reserve	$17	$11
Accrued promotions and defective product	10	4
Core deposit liability	9	—
Taxes other than income taxes	37	10
Tax deposit payable	9	3
Interest payable	11	12
Accrued restructuring	4	2
Accrued workers compensation	6	6
Accrued freight	11	2
Accrued selling and marketing	12	8
Other	25	22

	$151	$80

(1)	The other accrued expenses as of December 31, 2011 excludes $82 million in our Brake North America and Asia group, which is classified in current liabilities of discontinued operations.

The other accrued expenses primarily consist of accrued selling and marketing expenses, accrued utilities, accrued legal and professional fees and other miscellaneous accruals.

A reconciliation of the changes in our return reserves is as follows beginning with January 1, 2009:

	December 31,
(Dollars in millions)	2009	2010	2011
Beginning balance January 1	$18	$17	$17
Amounts charged to revenue (1)	56	43	45
Returns processed (1)	(57)	(43)	(45)
Classified to discontinued operations	—	—	(6)

Ending balance December 31(2)	$17	$17	$11

(1)	Includes our Brake North America and Asia group, which is classified as discontinued operations had amounts charged to revenue of $25 million, $22 million and $22 million in 2009, 2010 and 2011, respectively, and returns processed of $26 million, $22 million and $24 million in 2009, 2010 and 2011, respectively.
(2)	The return reserve as of December 31, 2011 excludes $6 million in our Brake North America and Asia group, which is classified in current liabilities of discontinued operations.

Note 17. Commitments and Contingencies

At December 31, 2011, the Company had purchase commitments for property, plant and equipment of approximately $2 million which excludes our Brake North America and Asia group purchase commitments for property, plant and equipment of approximately $6 million.

The Company had future minimum rental commitments under non-cancelable operating leases in continuing operations of $45 million at December 31, 2011, with future rental payments of:

(Dollars in millions)	Operating Leases
2012	$7
2013	7
2014	7
2015	5
2016	4
Thereafter	15

Total	$45

The future minimum rental commitments under non-cancelable operating leases at December 31, 2011 excludes $35 million in our Brake North America and Asia group.

The leases do not contain restrictions on future borrowings. There are no significant lease escalation clauses or purchase options. Rent expense from continuing operations was $9 million, $10 million and $11 million in 2009, 2010 and 2011, respectively. The rent expense related to the Brake North America and Asia group was $10 million, $8 million and $10 million in 2009, 2010 and 2011, respectively.

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

On March 31, 2008, a class action lawsuit was filed by S&E Quick Lube Distributors, Inc. of Utah against several auto parts manufacturers for allegedly conspiring to fix prices for replacement oil, air, fuel and transmission filters. Several auto parts companies are named as defendants, including Champion Laboratories, Inc., Purolator Filters NA LLC, Honeywell International Inc., Cummins Filtration Inc., Donaldson Company, Baldwin Filters Inc., Bosch USA., Mann + Hummel USA Inc., ArvinMeritor Inc., United Components Inc. and Wix Filtration Corp LLC (“Wix Filtration”), one of our subsidiaries. The lawsuit is currently pending as a consolidated Multi-District Litigation (“MDL”) Proceeding in Chicago, IL because of multiple “tag-along” filings in several jurisdictions. Two suits have also been filed in the Canadian provinces of Ontario and Quebec. Wix Filtration, along with other named defendants, has filed various motions to dismiss plaintiffs’ complaints, which were denied by the court in December 2009. Several defendants, including Wix Filtration, refiled motions to dismiss based upon plaintiffs’ most recent amended complaint. The court denied those motions in September 2010. Discovery in the action continues. In June 2011, the U.S. Department of Justice indicted the plaintiffs’ main witness, William Burch, for making false statements in connection with the litigation. Burch pleaded guilty, was sentenced to two years in prison and the parties are now considering the implications. Three defendants to the action, Baldwin Filters Inc., Cummins Filtration Inc. and Donaldson Company settled the claims against them for minimal payments in the fall of 2011. In January 2012, all parties to the lawsuit participated in a settlement conference with the Court without success. Shortly afterwards, defendants Wix Filtration, Honeywell and Champion, were able to combine their contributions toward settlement to reach an agreement with plaintiffs to avoid the cost of further litigation. The parties have signed a memorandum of understanding regarding the settlement.

On September 30, 2011, we entered into a settlement agreement with Satisfied for $10 million to settle our claims against Satisfied for their theft of our trade secrets. Upon execution of the settlement agreement, $2.5 million was due immediately and up to an additional $7.5 million is to be provided after liquidation of Satisfied’s business. On September 30, 2011, we have recorded a gain of $2.5 million in continuing operations in the consolidated financial statements. We will record the rest of the income from settlement once the realization is assured beyond a reasonable doubt, which we anticipate will occur if and when we receive the cash.

The Company has various accruals for civil liability, including product liability, and other costs. If there is a range of equally probable outcomes, we accrue at the lower end of the range. The Company had $2 million and $4 million accrued as of December 31, 2010 and 2011, respectively. The increase is due to additional claims, continued evaluation of existing claims and settlements, such as the Wix Filtration class action settlement. In addition, we have various other claims that are reasonably possible of occurrence that range from less than $1 million to $10 million. There are no recoveries expected from third parties.

During the first quarter of 2007 we signed a letter of credit in connection with a real estate lease. ASC 460, “Guarantees”, requires that this letter of credit be accounted for as a guarantee. The fair value of this guarantee as of December 31, 2011 was $1 million and is included in other noncurrent liabilities and other long-term assets.

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

Comprehensive Restructuring

The comprehensive restructuring was announced in December 2005 and has resulted in the closure of 36 facilities. Additionally, we previously announced the closure of our Litchfield, Illinois plant but the plant has been utilized as a warehouse. We consider the plant closed and the comprehensive restructuring completed. We anticipate less than $1 million of additional comprehensive restructuring costs in 2012 related to other costs related to closed facilities which we still own or lease. The major components of the comprehensive restructuring through 2011 were employee severance costs, asset impairment charges, and other costs (i.e. moving costs, environmental remediation, site clearance and repair costs) each of which we expect to represent approximately 42%, 19% and 39% respectively, of the total cost of the restructuring.

The comprehensive restructuring will result in approximately $169 million in restructuring costs, which exceeds preliminary expectations of $152 million.

In connection with the comprehensive restructuring, we recorded $2 million in restructuring costs in 2011. The comprehensive and other restructuring costs are disclosed by period in the chart below and were recorded in selling, general and administrative expense, cost of sales and as part of discontinued operations.

Other Restructuring

At the end of 2009, we approved the closure of our distribution operations located in Mississauga, Ontario, Canada. The operations closed at the end of the first quarter of 2010. The closure of this operation is part of the Company’s continuing effort to improve its distribution system and serve the replacement parts market effectively and efficiently. We incurred approximately $1 million of restructuring costs in 2011, $4 million in 2010 and $1 million in 2009 related to the closure of this facility. We anticipate another $1 million in restructuring costs in 2012 related to the closure of the facility

On May 3, 2010, we announced the closure of our brake manufacturing operations located in Maracay, Edo Aragua, Venezuela. The operations closed during the second quarter of 2010. We incurred pre-tax charges of approximately $7 million, of which approximately $4 million were cash expenditures. The charges were comprised of employee severance costs of $3 million, asset impairments of $3 million, and other trailing liabilities of $1 million. We will still continue to distribute brake products in Venezuela, which we import from other low cost manufacturing sources. Our Venezuelan filter operation was unaffected by the closure of the brake manufacturing operation.

On May 13, 2011, we announced the closure of our brake manufacturing operations located in Guelph, Ontario, Canada. The operations closed in the third quarter of 2011. We incurred pre-tax charges of $7 million in 2011. The charges were comprised of employee severance costs of $6 million and other trailing liabilities of $1 million. The Guelph operation is included in our Brake North America and Asia group, which is included in discontinued operations.

(Dollars in millions)	Discontinued Operations	Selling, General and Administrative Expenses	Cost of Sales	Total
Comprehensive Restructuring
2005	$20	$2	$1	$23
2006	22	18	—	40
2007	31	7	—	38
2008	23	16	1	40
2009	8	5	—	13
2010	8	5	—	13
2011	1	1	—	2

Total Comprehensive Cost	113	54	2	$169
Other Restructuring
2009	1	—	—	1
2010	4	5	2	11
2011	10	—	—	10

Total Other Restructuring Cost	15	5	2	22

Total Restructuring Cost	$128	$59	$4	$191

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

Accrued Restructuring

(Dollars in millions)	Comprehensive	Other	Total
Balance at December 31, 2009	$6	$1	$7
Charges to expense:
Employee termination benefits	—	4	4
Asset write-offs expense	1	3	4
Other expenses	12	4	16

Total restructuring expenses	13	11	24
Cash payments and asset write-offs:
Cash payments	(13)	(7)	(20)
Asset retirements and other	(3)	(4)	(7)

Balance at December 31, 2010	$3	$1	$4
Charges to expense:
Employee termination benefits	—	6	6
Asset write-offs expense	1	(1)	—
Other expenses	1	5	6

Total restructuring expenses	2	10	12
Cash payments and asset write-offs:
Cash payments	(3)	(8)	(11)
Asset retirements and other	(2)	—	(2)

Balance at December 31, 2011	$—	$3	$3

At December 31, 2011, $3 million of restructuring charges remained in accrued liabilities, relating to wage and healthcare continuation for severed employees and other termination costs. These remaining benefits are expected to be paid during 2012. The following table shows the restructuring expenses by segment:

(Dollars in millions)	2009	2010	2011
On and Off-highway segment	$1	$1	$1
South America other segment	1	7	—
Corporate, eliminations and other	3	4	—

	$5	$12	$1
Discontinued operations:
Brake North America and Asia group	7	12	11
Commercial Distribution Europe segment	2	—	—

Total	$14	$24	$12

Note 19. Related Party Transactions

Mr. John M. Riess, an Affinia Group Inc. Board member, is the parent of, J. Michael Riess, who is currently employed with Genuine Parts Company (NAPA) as president of a distribution facility. NAPA is the Company’s largest customer as a percentage of total net sales from continuing operations. NAPA accounted for 29%, 27% and 26% of our total net sales for the years ended December 31, 2009, 2010 and 2011, respectively.

In 2010, Mr. Zhang Haibo, 15% owner of Affinia Hong Kong Limited (“AHK”), loaned $1.4 million to AHK to facilitate the establishment of a new subsidiary, Affinia Qingdao Braking Systems Co. Ltd., a new friction company in China with the intention of manufacturing friction products and distributing these products in Asia and North America. AHK owns 100% of the subsidiary. The contribution agreement had not been finalized as of December 31, 2010, but the cash has been received by AHK, as such we have recorded the $1.4 million as related party debt. In 2011, the contribution agreement has been finalized and the related party debt has been transferred to accumulated paid-in capital.

In 2010, Mr. Zhang Haibo contributed $2.5 million to AHK to facilitate the purchase of land use rights for a new filtration company in China with the intention of manufacturing and distributing filtration products principally in Asia. The contribution did not change the ownership percentage and as a consequence the noncontrolling interest did not change but property, plant and equipment did increase.

In 2011, Mr. Zhang Haibo contributed $0.9 million to AHK for additional funding to Longkou Wix Filtration Co. Ltd., a new filtration company in China with the intention of manufacturing filtration products and distributing these products in Asia and North America. AHK owns 100% of the subsidiary.

The Company is controlled by affiliates of Cypress. Cypress charged Affinia Group Inc. $3 million in 2009, which consisted of a management fee for services related to the refinancing and other advisory services. This amount was included in selling, general, and administrative expenses.

Effective January 1, 2011, we, along with Affinia Group Holdings Inc. and Affinia Group Inc., entered into an Advisory Agreement with Torque Capital Group LLC for services related to corporate strategy, finance, investments and such other services as we may request from time to time. Mr. Joseph E. Parzick, one of our directors, is a managing partner of Torque Capital Group LLC. In connection with the Advisory Agreement, we, along with Affinia Group Holdings Inc. and Affinia Group Inc., have agreed to pay a quarterly fee of $400,000 for six calendar quarters expiring June 30, 2012, and have further agreed to pay a success fee of up to $3.0 million in the event Affinia Group Holdings Inc.’s shareholders realize a specified return on their investment. The advisory service expenses are included in selling, general and administrative expenses.

Effective January 1, 2011, we, along with Affinia Group Holdings Inc. and Affinia Group Inc., entered into an Advisory Agreement with Cypress Advisors, Inc. for services related to corporate strategy, finance, investments and such other services as we may request from time to time. Mr. James A. Stern, one of our directors, is a managing director of Cypress Advisors, Inc. In connection with the Advisory Agreement, we, along with Affinia Group Holdings Inc. and Affinia Group Inc., have agreed to pay a quarterly fee of $100,000 for six calendar quarters expiring June 30, 2012, and have further agreed to pay a success fee of up to $2.0 million in the event Affinia Group Holdings Inc.’s shareholders realize a specified return on their investment. The advisory service expenses are included in selling, general and administrative expenses.

Note 20. Segment Information

The products, customer base, distribution channel, manufacturing process, procurement are similar throughout all of the Company’s operations. However, due to different economic characteristics in the Company’s operations and in conformity with ASC Topic 280, “Segment Reporting,” the Company presented three separate reporting segments: (1) the On and Off-highway segment, aggregates the Filtration, Chassis and Commercial Distribution South America operating segments, (2) South America other segment (which was formerly referred to as Brake South America segment) and (3) Discontinued operation which includes the Commercial Distribution Europe segment and Brake North America and Asia group. All three segments are in the On and Off-highway industry but for segment reporting purposes we refer to the first segment as the On and Off-highway segment. Because of the sale of our Commercial Distribution Europe segment, the Commercial Distribution Europe segment was classified as discontinued operations and, as such, is not presented in the net sales and operating profit segment tables below. See “Note 4. Discontinued Operation – Quinton Hazell.” Also our Brake North America and Asia group was classified as discontinued operations and, as such, is not presented in the net sales and operating profit segment tables below. See “Note 3. Discontinued Operation—Brake.” Segment net sales, operating profit, total assets, depreciation and amortization and capital expenditures were as follows:

(Dollars in millions)	Net Sales			Operating Profit
	2009	2010	2011	2009	2010	2011
On and Off-highway segment	$1,199	$1,358	$1,473	$138	$169	$169
South America other segment	22	15	16	(3)	(8)	(1)
Corporate, eliminations and other	(14)	(14)	(11)	(47)	(38)	(26)

	$1,207	$1,359	$1,478	$88	$123	$142

(Dollars in millions)	Total Assets
	2010	2011
On and Off-highway segment(1)	$1,417	$716
South America other segment	—	19
Corporate, eliminations and other	172	308
Assets of discontinued operations(1)	—	416

	$1,589	$1,459

(1)	The amounts related to the Brake North America and Asia group are classified in the On and Off-highway segment in 2010 and in assets of discontinued operations in 2011.

(Dollars in millions)	Depreciation and Amortization			Capital Expenditures
	2009	2010	2011	2009	2010	2011
On and Off-highway segment	$14	$16	$17	$13	$28	$27
South America other segment	1	—	—	1	—	—
Corporate, eliminations and other	11	10	8	—	2	—

Total from continuing operations	26	26	25	14	30	27
Discontinued operations	12	11	14	17	22	28

	$38	$37	$39	$31	$52	$55

Net sales by geographic region were as follows:

(Dollars in millions)	Year Ended December 31, 2009	Year Ended December 31, 2010	Year Ended December 31, 2011
Brazil	$321	$414	$438
Canada	62	75	72
Poland	118	140	147
Other Countries	79	61	93

Total Other Countries	580	690	750
United States	627	669	728

	$1,207	$1,359	$1,478

Long-lived assets by geographic region were as follows:

(Dollars in millions)	December 31, 2010	December 31, 2011(1)
Canada	$15	$1
China	76	14
Brazil	13	14
Poland	28	26
Other Countries	38	10

Total other countries	170	65
United States	285	193

	$455	$258

(1)	Long-lived assets as of December 31, 2011 excludes $200 million in our Brake North America and Asia group, which is classified in current assets of discontinued operations.

Net sales by geographic area were determined based on origin of sale. Geographic data on long-lived assets are comprised of property, plant and equipment, goodwill, other intangible assets and deferred financing costs.

We offer primarily two types of products: filtration products, which include oil, fuel, air and other filters and chassis products, which include steering, suspension and driveline components. Additionally, we have Commercial Distribution South America products, which offer chassis, filtration and other products. The Company’s sales by group of similar products are as follows:

(Dollars in millions)	Year Ended December 31, 2009	Year Ended December 31, 2010	Year Ended December 31, 2011
Filtration products	$713	$759	$801
Chassis products	153	169	213
Commercial Distribution South America products	351	439	469
Corporate, eliminations and other	(10)	(8)	(5)

	$1,207	$1,359	$1,478

Note 21. Asset Retirement Obligations

We account for the fair value of an ARO in the period in which it is incurred if it can be reasonably estimated, with the offsetting associated asset retirement costs capitalized as part of the carrying amount of the long-lived assets. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over its useful life. Changes in the ARO resulting from the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense, which is included in depreciation and amortization expense in the consolidated statements of operations. Changes resulting from revisions to the timing or amount of the original estimate of cash flows are recognized as an increase or a decrease in the asset retirement cost and ARO. The ARO recorded at December 31, 2010 and December 31, 2011 was $2 million, which includes $1 million for our Brake North America and Asia group.

Note 22. Derivatives

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

All derivative instruments are recognized on our balance sheet at fair value. The fair value measurements of our currency derivatives are based upon Level 2 inputs consisting of observable market data pertaining to relevant currency exchange rates, as reported by a recognized independent third-party financial information provider. Based upon the Company’s periodic assessment of our own creditworthiness, and of the creditworthiness of the counterparties to our derivative instruments’ fair value measurements are not adjusted for nonperformance risk.

Currency Rate Derivatives

Our currency derivative contracts are valued using then-current spot and forward market data as provided by external financial institutions. We enter into short-term hedging transactions with banking institutions of only the highest tiered credit ratings and thus the counterparty credit risk associated with these contracts is not considered significant.

Our currency derivatives are undesignated hedges of specific monetary asset balances subject to currency revaluation. Changes in the fair value of these hedging transactions are recognized in income each accounting period. At December 31, 2011, the aggregate notional amount of our currency derivatives was $62 million having a fair market value of $1 million in assets and less than $1 million in liabilities.

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

The notional amount and fair value of our outstanding currency forward contracts were as follows:

(Dollars in millions)	Notional Amount	Asset Derivative	Liability Derivative
As of December 31, 2011	$62	$1	$—
As of December 31, 2010	$121	$1	$—

Currency derivative gains and losses are recognized in “Other income, net” in the Consolidated Statements of Operations in the reporting period of occurrence. The short-term currency exchange rate forward contracts are intended to offset the currency exchange gain (loss) related to the re-measurement process. The currency gains and losses are as follows:

(Dollars in millions)	Year Ended December 31, 2009	Year Ended December 31, 2010	Year Ended December 31, 2011
Gain (loss) on derivative instruments	$4	$(7)	$1

Note 23. Joint Venture Acquisition

In December 2010, we acquired the remaining 50% ownership interest in Affinia India Private Limited, the Company’s India joint venture, for $24 million in cash, increasing our ownership interest from 50% to 100%. The acquisition is not subject to any post closing purchase price adjustments or earn-outs. We had a controlling financial interest in Affinia India Private Limited prior to the purchase of the remaining 50% interest. Since we had control prior to the purchase, the transaction has been accounted for as an equity transaction consistent with ASC Topic 810, “Consolidation.” As a result of the transaction the noncontrolling interest balance was decreased by $8 million and the additional paid-in capital was decreased by $16 million. We financed this acquisition with the available borrowings under our ABL Revolver, which borrowings were repaid with the use of proceeds from our completed offering on December 9, 2010 of the Additional Notes. The net income attributable to the noncontrolling interest owned in Affinia Acquisition LLC and Affinia India Private Limited was $7 million for 2009, $6 million for 2010 and $1 million for 2011, which is included in discontinued operations for the years presented.

Note 24. Venezuelan Operations

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

On January 11, 2010, the Venezuelan government devalued the country’s currency and changed to a two-tier exchange structure. The official exchange rate moved from 2.15 VEF per U.S. Dollar to 2.60 for essential goods and 4.30 for non-essential goods and services, with our products falling into the non-essential category. A Venezuelan currency control board is responsible for foreign exchange procedures, including approval of requests for exchanges of VEF for U.S. Dollars at the official (government established) exchange rate. Our business in Venezuela has been unsuccessful in obtaining U.S. Dollars at the official exchange rate. An unregulated parallel market existed for exchanging VEF for U.S. Dollars through securities transactions; and our Venezuelan subsidiary had been able to enter into such exchange transactions until May 2010, as discussed further below. The Company used the unregulated parallel market rate to translate the financial statements of its Venezuelan subsidiary through May 2010 because we expected to obtain U.S. Dollars at the unregulated parallel market rate for future dividend remittances. During the second quarter of 2010, the unregulated parallel market was suspended and the Central Bank of Venezuela began regulating the parallel market. The Central Bank of Venezuela has also imposed volume restrictions on use of the regulated parallel market. We will use the regulated parallel market rate to translate the financial statements of our Venezuelan subsidiary to comply with the regulations of Venezuela and are analyzing the impact of the volume restrictions on our business. The currency exchange limitations to date have not had a material effect on our 2010 earnings and cash flow.

Effective January 1, 2010, we changed the rate used to re-measure our Venezuelan subsidiary’s transactions and balances from the official exchange rate of 2.15 VEF to the U.S. Dollar to the parallel market rate, which ranged between 5.30 and 7.70 VEF to the U.S. Dollar during 2010. The one-time devaluation had a $2 million negative impact on our pre-tax net income. As described above, during the second quarter of 2010, we changed the rate used to re-measure our Venezuelan subsidiary’s transactions to the SITME rate of 5.30 VEF to the U.S. Dollar and the rate has remained at that level in 2011. For 2010, our Venezuelan subsidiary represented approximately 1% of our consolidated net sales and it had a net loss attributable to the Company of $8 million, of which $7 million related to restructuring. The Venezuelan subsidiary also had $8 million of total assets and $7 million of total liabilities as of December 31, 2010. For 2011, our Venezuelan subsidiary represented approximately 2% of our consolidated net sales and it had a net income attributable to the Company of $3 million. The Venezuelan subsidiary also had $15 million of total assets and $10 million of total liabilities as of December 31, 2011.

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

Note 25. Financial Information for Guarantors and Non-Guarantors

Affinia Group Intermediate Holdings Inc. (presented as “Parent” in the following schedules), through its 100%-owned subsidiary, Affinia Group Inc. (presented as “Issuer” in the following schedules), issued $225 million aggregate principal amount of its 10.75% Senior Secured Notes due 2016 (the “Secured Notes”) on August 13, 2009 and Affinia Group Inc. issued $300 million aggregate principal amount of its 9% Senior Subordinated Notes due 2014 (the “Subordinated Notes”) on November 30, 2004, with an additional $100 million in principal amount issued December 9, 2010. As of December 31, 2011 there were $367 million and $201 million of Subordinated Notes and Secured Notes outstanding, respectively. The notes were offered only to qualified institutional buyers and certain persons in offshore transactions

The Secured Notes are fully, unconditionally and jointly and severally guaranteed on a senior secured basis and the Subordinated Notes are fully, unconditionally and jointly and severally guaranteed on an unsecured senior subordinated basis. The Subordinated Notes are general obligations of the Issuer and guaranteed by the Parent and all of the Issuer’s wholly owned current and future domestic subsidiaries (the “Guarantors”). The Issuer’s obligations under the Secured Notes are guaranteed by the Guarantors and are secured by first-priority liens, subject to permitted liens and exceptions for excluded assets, on substantially all of the Issuers and the Guarantors’ tangible and intangible assets (excluding the ABL Collateral as defined below), including real property, fixtures and equipment owned or acquired in the future by the Issuer and the Guarantors (the “Non-ABL Collateral”) and are secured by second-priority liens on all accounts receivable, inventory, cash, deposit accounts, securities accounts and proceeds of the foregoing and certain assets related thereto held by the Issuer and the Guarantors, which constitute collateral under the asset-based revolving credit facility (the “ABL Revolver”) on a first-priority basis (the “ABL Collateral”).

The following information presents Condensed Consolidating Statements of Operations for the years ended December 31, 2009, December 31, 2010 and December 31, 2011, Condensed Consolidating Balance Sheets as of December 31, 2010 and December 31, 2011 and Condensed Consolidating Statements of Cash Flows for the years ended December 31, 2009, December 31, 2010 and December 31, 2011 of (1) the Parent, (2) the Issuer, (3) the Guarantors, (4) the Non-Guarantors, and (5) eliminations to arrive at the information for the Company on a consolidated basis. Other separate financial statements and other disclosures concerning the Parent and the Guarantors are not presented because management does not believe that such information is material to investors.

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Operations

For the Year Ended December 31, 2009

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated total
Net sales	$—	$—	$680	$854	$(327)	$1,207
Cost of sales	—	—	(544)	(713)	327	(930)

Gross profit	—	—	136	141	—	277
Selling, general and administrative expenses	—	(43)	(83)	(63)	—	(189)

Operating (loss) profit	—	(43)	53	78	—	88
Gain on extinguishment of debt	—	8	—	—	—	8
Other income (loss), net	—	19	(20)	5	—	4
Interest expense	—	(67)	—	(1)	—	(68)

Income (loss) from continuing operations before income tax provision, equity in income and noncontrolling interest	—	(83)	33	82	—	32
Income tax provision	—	(10)	—	(2)	—	(12)
Equity in income (loss), net of tax	(44)	53	11	1	(20)	1

Net income (loss) from continuing operations	(44)	(40)	44	81	(20)	21
Income (loss) from discontinued operations, net of tax	—	—	12	(70)	—	(58)

Net (loss) income	(44)	(40)	56	11	(20)	(37)
Less: net income attributable to noncontrolling interest, net of tax	—	4	3	—	—	7

Net (loss) income attributable to the Company	$(44)	$(44)	$53	$11	$(20)	$(44)

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Operations

For the Year Ended December 31, 2010

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated total
Net sales	$—	$—	$734	$967	$(342)	$1,359
Cost of sales	—	—	(592)	(793)	342	(1,043)

Gross profit	—	—	142	174	—	316
Selling, general and administrative expenses	—	(32)	(83)	(78)	—	(193)

Operating (loss) profit	—	(32)	59	96	—	123
Loss on extinguishment of debt	—	(1)	—	—	—	(1)
Other income (loss), net	—	21	(23)	3	—	1
Interest expense	—	(64)	—	(1)	—	(65)

Income (loss) from continuing operations before income tax provision, equity in income and noncontrolling interest	—	(76)	36	98	—	58
Income tax provision	—	(4)	—	(26)	—	(30)
Equity in income, net of tax	24	106	78	1	(208)	1

Net income from continuing operations	24	26	114	73	(208)	29
Loss from discontinued operations, net of tax	—	—	(4)	5	—	1

Net income	24	26	110	78	(208)	30
Less: net income attributable to noncontrolling interest, net of tax	—	2	4	—	—	6

Net income attributable to the Company	$24	$24	$106	$78	$(208)	$24

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Operations

For the Year Ended December 31, 2011

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated total
Net sales	$—	$—	$795	$1,024	$(341)	$1,478
Cost of sales	—	—	(636)	(841)	341	(1,136)

Gross profit	—	—	159	183	—	342
Selling, general and administrative expenses	—	(26)	(87)	(87)	—	(200)

Operating (loss) profit	—	(26)	72	96	—	142
Other income (loss), net	—	—	(2)	6	—	4
Interest expense	—	(66)	—	(1)	—	(67)

Income (loss) from continuing operations before income tax provision, equity in income and noncontrolling interest	—	(92)	70	101	—	79
Income tax provision	—	(11)	—	(27)	—	(38)
Equity in income (loss), net of tax	(73)	30	55	—	(12)	—

Net income (loss) from continuing operations	(73)	(73)	125	74	(12)	41
Loss from discontinued operations, net of tax	—	—	(94)	(19)	—	(113)

Net income (loss)	(73)	(73)	31	55	(12)	(72)
Less: net income attributable to noncontrolling interest, net of tax	—	—	1	—	—	1

Net income (loss) attributable to the Company	$(73)	$(73)	$30	$55	$(12)	$(73)

Affinia Group Intermediate Holdings Inc.

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

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Balance Sheet

December 31, 2011

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$9	$—	$45	$—	$54
Accounts receivable	—	—	91	120	—	211
Inventories	—	—	164	112	—	276
Other current assets	—	64	9	30	—	103
Current assets of discontinued operations	—	—	272	144	—	416

Total current assets	—	73	536	451	—	1,060
Investments and other assets	—	207	54	20	—	281
Intercompany investments	334	1,418	675	—	(2,427)	—
Intercompany receivables	—	(629)	271	358	—	—
Property, plant and equipment, net	—	3	57	58	—	118

Total assets	$334	$1,072	$1,593	$887	$(2,427)	$1,459

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$12	$74	$40	$—	$126
Notes payable	—	—	—	20	—	20
Accrued payroll and employee benefits	—	3	2	5	—	10
Other accrued liabilities	—	20	30	30	—	80
Current liabilities of discontinued operations	—	—	69	114	—	183

Total current liabilities	—	35	175	209	—	419
Deferred employee benefits and noncurrent liabilities	—	12	—	3	—	15
Long-term debt	—	678	—	—	—	678

Total liabilities	—	725	175	212	—	1,112
Total shareholder’s equity	334	347	1,418	675	(2,427)	347

Total liabilities and equity	$334	$1,072	$1,593	$887	$(2,427)	$1,459

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2009

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated Total
Operating activities
Net cash (used in) provided by operating activities	$—	$(18)	$15	$58	$—	$55
Investing activities
Change in restricted cash	—	—	—	(5)	—	(5)
Additions to property, plant and equipment, net	—	—	(15)	(16)	—	(31)

Net cash used in investing activities	—	—	(15)	(21)	—	(36)
Financing activities
Net decrease in debt of noncontrolling interest	—	—	—	(3)	—	(3)
Payments on senior term loan facility	—	(297)	—	—	—	(297)
Payment of deferred financing costs	—	(22)	—	—	—	(22)
Proceeds from Secured Notes	—	222	—	—	—	222
Net proceeds from ABL Revolver	—	90	—	—	—	90
Purchase of noncontrolling interest	—	(25)	—	—	—	(25)

Net cash used in financing activities of continuing operations	—	(32)	—	(3)	—	(35)
Effect of exchange rates on cash	—	—	—	4	—	4
Change in cash and cash equivalents	—	(50)	—	38	—	(12)
Cash and cash equivalents at beginning of period	—	59	—	18	—	77

Cash and cash equivalents at end of period	$—	$9	$—	$56	$—	$65

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2010

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated Total
Operating activities
Net cash (used in) provided by operating activities	$—	$(57)	$75	$5	$—	$23
Investing activities
Proceeds from sales of assets	—	—	—	1	—	1
Investments in companies, net of cash acquired	—	—	(51)	—	—	(51)
Proceeds from sale of affiliates	—	11	—	—	—	11
Change in restricted cash	—	—	—	(3)	—	(3)
Additions to property, plant, and equipment	—	(2)	(17)	(33)	—	(52)
Other investing activities	—	—	(4)	—	—	(4)

Net cash provided by (used in) investing activities	—	9	(72)	(35)	—	(98)
Financing activities
Net increase in other short-term debt	—	—	—	13	—	13
Proceeds from other debt	—	—	—	2	—	2
Proceeds from Subordinated Notes	—	100	—	—	—	100
Repayment on Secured Notes	—	(23)	—	—	—	(23)
Capital contribution	—	—	—	3	—	3
Payment of deferred financing costs	—	(5)	—	—	—	(5)
Purchase of noncontrolling interest	—	(24)	—	—	—	(24)

Net cash provided by financing activities	—	48	—	18	—	66
Effect of exchange rates on cash	—	—	—	(1)	—	(1)
Change in cash and cash equivalents	—	—	3	(13)	—	(10)
Cash and cash equivalents at beginning of period	—	9	—	56	—	65

Cash and cash equivalents at end of period	$—	$9	$3	$43	$—	$55

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2011

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated Total
Operating activities
Net cash provided by (used in) operating activities	$—	$(20)	$11	$23	$—	$14
Investing activities
Proceeds from sales of assets	—	—	—	9	—	9
Investments in companies, net of cash acquired	—	—	(1)	—	—	(1)
Change in restricted cash	—	—	—	5	—	5
Additions to property, plant, and equipment	—	—	(16)	(39)	—	(55)
Other investing activities	—	—	3	—	—	3

Net cash used in investing activities	—	—	(14)	(25)	—	(39)
Financing activities
Net decrease in other short-term debt	—	—	—	(6)	—	(6)
Proceeds from other debt	—	—	—	20	—	20
Payments of other debt	—	—	—	(10)	—	(10)
Capital contribution	—	—	—	2	—	2
Net proceeds from ABL Revolver	—	20	—	—	—	20

Net cash provided by financing activities	—	20	—	6	—	26
Effect of exchange rates on cash	—	—	—	(2)	—	(2)
Change in cash and cash equivalents	—	—	(3)	2	—	(1)
Cash and cash equivalents at beginning of period	—	9	3	43	—	55

Cash and cash equivalents at end of period	$—	$9	$—	$45	$—	$54

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2011, the end of the period covered by this annual report.

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

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2011, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during our fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below is certain information concerning the individuals serving as our executive officers and members of our Board, including their ages as of March 16, 2012.

Name	Age	Position
Terry R. McCormack	61	President, Chief Executive Officer and Director
Thomas H. Madden	62	Senior Vice President and Chief Financial Officer
H. David Overbeeke	50	President, Global Brake & Chassis Group
Keith A. Wilson	50	President, Global Filtration Group
Jorge C. Schertel	60	President, Affinia Group S.A.
Steven E. Keller	53	Senior Vice President, General Counsel and Secretary
Timothy J. Zorn	59	Vice President, Human Resources
Patrick M. Manning	39	Vice President, Business Development
Samuel T. Quick	52	Vice President, Information Technology
William M. Lasky	64	Director
James S. McElya	64	Director
Donald J. Morrison	51	Director
Joseph A. Onorato	63	Director
Joseph E. Parzick	56	Director
John M. Riess	69	Director
James A. Stern	61	Director

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

Thomas H. Madden has served as our Senior Vice President and Chief Financial Officer since January 1, 2007. Mr. Madden previously served as our Vice President and Chief Financial Officer from December 1, 2004 until December 31, 2006. Mr. Madden formerly served as Vice President and Group Controller for the Aftermarket Group of Dana since 1998. He earned a B.B.A. in Accounting from the University of Toledo. He also attended the University of Michigan Executive Business School. Mr. Madden serves on the board of directors of Ariston Systems, LLC.

H. David Overbeeke has served as our President, Global Brake & Chassis Group since July 14, 2008, having previously served as a Director of Affinia Group Inc. from April 1, 2008 until July 13, 2008. From April 2006 until February 2010 Mr. Overbeeke served as Operating Advisor for Oak Hill Capital Partners, a private equity firm and prior to that he spent over 20 years with General Electric (“GE”) in various roles including Executive Vice President and CIO Digital Media of NBC Universal, and General Manager of Fleet Operations at GE Aviation until departing GE in December, 2005. Mr. Overbeeke earned a BSe degree in Mechanical Engineering with a minor in Business from the University of Waterloo. Mr. Overbeeke serves on the board of directors of Wilton Re, a life reinsurance company. Mr. Overbeeke formerly served on the boards of Republic National Cabinet Corporation, Torque Medical Holdings, Inc. and Torque Medical, LLC.

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

Samuel T. Quick has served as our Vice President, Information Technology, since December 1, 2011, having previously served as Vice President, Applications Development & Support, from October 29, 2007. Prior to joining Affinia, Mr. Quick served in strategic IT roles at Smurfit Stone, Merck, Alcon Laboratories (Nestle), Tyco Healthcare and Moog Automotive. Mr. Quick earned a B.S. degree in Business Administration from Fontbonne University.

William M. Lasky has served as a director on our Board since January 1, 2011. Mr. Lasky is currently Chairman of the Board of Accuride Corporation. He has served as a member of Accuride Corporation’s Board of Directors since 2007 and as Chairman since 2009. In addition to his board service, Mr. Lasky served as President and Chief Executive Officer of Accuride Corporation from September 2008 until February 2011. Mr. Lasky is also Chairman of the Board for Stoneridge, Inc. Previously, he served as Chairman, President & Chief Executive Officer of JLG Industries and spent much of his career with Dana Corporation. Mr. Lasky is a graduate of both Norwich University and Harvard Business School’s Advanced Management Program. He has served in the United States Army as a Pilot Captain and is a member of the Board of Trustees for Norwich University.

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

Joseph A. Onorato has served as a Director on our Board since December 1, 2004. Mr. Onorato also serves as Chairman of the Audit Committee of our Board. Mr. Onorato was Chief Financial Officer of Echlin, Inc., where he spent 19 years. He served as Treasurer from 1990 to 1994, as Vice President and Treasurer from 1994 to 1997 and as Vice President and Chief Financial Officer from 1997 until the company was acquired by Dana in July 1998. Mr. Onorato served as Senior Vice President and Chief Financial Officer for the Aftermarket Group of Dana from July 1998 until his retirement in September 2000. Mr. Onorato previously worked for PricewaterhouseCoopers LLP. Mr. Onorato also serves on the board of directors of Mohawk Industries Inc. where he is Chairman of the Audit Committee and a member of the Compensation Committee

Joseph E. Parzick has served as a Director on our Board since August 12, 2008. Mr. Parzick also serves as Chairman of the Nominating Committee of our Board. Mr. Parzick is the Managing Partner of the Torque Capital Group LLC which he co-founded in 2011. From June 2003 until December 2010 he was a Managing Director of Cypress Advisors, Inc. Prior to joining Cypress, he spent the previous four years as a Managing Director in Morgan Stanley’s financial sponsor group. Immediately prior to this, he was a professional employee of EXOR America Inc., a merchant banking affiliate of the Agnelli Group and Lehman Brothers, where he was a Managing Director and co-head of the financial sponsors group. He earned a B.S. degree from the University of Virginia and an M.B.A. from the University of Pennsylvania’s Wharton School. Mr. Parzick also serves on the boards of directors of Q.bel Foods, LLC, and is Chairman of the board of directors of Torque Medical Holdings, Inc., Torque Medical, LLC. and Torque Turbine Engine Holdings, LLC. Mr. Parzick formerly served on the boards of Danka Business Systems PLC, Financial Guaranty Insurance Company, Republic National Cabinet Group and Stone Canyon Entertainment Corporation.

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

Compensation Committee

We have a Compensation Committee, consisting of Mr. Stern (Chairman), Mr. Riess, Mr. Onorato and Mr. McElya. The purpose of the Compensation Committee is to assist our Board in discharging its responsibility relating to: (1) setting our compensation program and compensation of our executive officers and directors; (2) monitoring our incentive and equity-based compensation plans and (3) preparing the compensation committee report required to be included in our annual report on Form 10-K under the rules and regulations of the SEC.

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

Our named executive officers (the “Named Executive Officers”) for the fiscal year ended December 31, 2011 were: Terry R. McCormack (President and Chief Executive Officer), Thomas H. Madden (Senior Vice President and Chief Financial Officer), H. David Overbeeke (President, Global Brake & Chassis Group), Keith A. Wilson (President, Global Filtration Group) and Jorge C. Schertel (President, Affinia Group S.A.).

Compensation Committee Role

The Compensation Committee, composed entirely of non-management directors, administers our executive compensation program. The role of the Compensation Committee is to oversee our compensation and benefit plans and policies, administer our parent company’s 2005 Stock Plan (including reviewing and approving equity grants to executive officers), establish annual goals and objectives for our Chief Executive Officer, and review and approve annually all compensation decisions relating to executive officers, including our Named Executive Officers. The Compensation Committee recognizes the importance of maintaining sound principles for the development and administration of compensation and benefit programs, as well as ensuring that we maintain strong links between executive pay and performance. The Compensation Committee’s charter details the Compensation Committee’s specific responsibilities and functions. The Compensation Committee annually reviews its charter, with the most recent review occurring at the Compensation Committee’s March 7, 2012 meeting. The full text of the Compensation Committee’s charter is available on our website at www.affiniagroup.com. The Compensation Committee’s membership is determined by our Board of Directors and its meeting agendas are established by the Committee Chair. Our Chief Executive Officer, Chief Financial Officer, General Counsel and Vice President of Human Resources generally attend meetings of the Compensation Committee, but do not attend executive sessions and do not participate in determining their specific compensation. There were five formal meetings of the Compensation Committee in 2011, four of which included an executive session. Executive sessions are held with the Compensation Committee members only. The Compensation Committee holds meetings in person, by telephone and also considers and takes action by written consent.

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

For fiscal 2011, the Compensation Committee determined that amounts payable under the cash incentive award program would depend on our company consolidated adjusted EBITDA performance, the adjusted EBITDA performance of our business units and the individual performance of each executive officer. While individual performance accounted for 25% of Mr. McCormack’s target bonus opportunity in fiscal 2010, for fiscal 2011, the Compensation Committee determined that individual performance would account for 25% of the target bonus opportunity for all executive officers in order to emphasize each executive officer’s individual contribution to the Company. In addition, in order to emphasize performance at the business unit level, the Compensation Committee eliminated company consolidated adjusted EBITDA performance as component of the fiscal 2011 target bonus opportunity for Messrs. Overbeeke, Wilson and Schertel and determined that adjusted EBITDA performance at the business unit level would determine 75% of their respective target bonus opportunities. For Mr. Madden and the other executive officers at the corporate level, in order to emphasize the Company’s consolidated performance, the Compensation Committee eliminated business unit adjusted EBITDA as a component of the fiscal 2011 target bonus opportunity and determined that company consolidated adjusted EBITDA would determine 75% of Mr. Madden’s target bonus opportunity.

We established the company consolidated and the business unit adjusted EBITDA performance levels for our 2011 non-equity incentive awards such that the threshold performance levels were reasonably likely to be achieved, the target performance levels required significant improvement over actual 2010 performance, and the maximum performance levels were substantially more challenging to achieve.

Our overall EBITDA performance for fiscal 2011, as adjusted by the Compensation Committee, was $191 million. Adjusted EBITDA for this purpose was calculated as follows ($ millions):

Net income from continuing operations	$41
Income tax provision	38
Depreciation and amortization	25
Interest expense	67
EBITDA from discontinued operations(1)	4

EBITDA	175
Restructuring expenses	12
Other(2)	4

Adjusted EBITDA for Compensation Purposes	$191

(1)	EBITDA from discontinued operations excludes the impairment that is explained in Note 3. Discontinued Operation – Brake which is included in Item 8 of this report.
(2)	Consists of adjustments for certain expenses relating to the factoring of accounts receivable.

Company consolidated adjusted EBITDA of $191 million was below the threshold performance level of $216 million set by the Compensation Committee. In addition, none of the business unit adjusted EBITDA thresholds set by the Compensation Committee were attained in fiscal 2011. Because none of the threshold adjusted EBITDA performance levels were achieved, the Compensation Committee determined that no cash performance bonuses would be paid, regardless of individual performance. Additional detail describing how non-equity incentive plan awards for fiscal 2011 were calculated appears below under “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2011 Table.”

We have also adopted a non-qualified deferred compensation program pursuant to which our executive officers can elect to defer all or a portion of their non-equity incentive awards. Any deferred amount is notionally invested in Holdings’ common stock and a portion is matched in the form of an additional notional investment in Holdings’ common stock. The principal terms of the non-qualified deferred compensation program appear below under “—Non-Qualified Deferred Compensation.” In addition, for fiscal 2011 the Compensation Committee approved an additional contribution of 30% of the amount of an executive officer’s cash-based incentive award, which would vest on the same terms as the 25% matching contribution, if the Company achieved company consolidated adjusted EBITDA performance at or above the target performance level. However, since no cash performance bonuses were paid for fiscal 2011, there were no additional contributions made pursuant to this program.

(C)	Long-Term Equity Incentive Awards

We provide long-term equity incentive awards in the form of stock options or restricted stock units to each of our executive officers. The Compensation Committee believes that these awards align the interests of our executive officers with those of our investors and provide an effective incentive for our executive officers to remain with us. The principal terms of the restricted stock unit grants are described below under “—Outstanding Equity Awards at 2011 Fiscal Year-End.”

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

Our executive compensation decisions are based primarily upon our assessment of each executive’s leadership and operational performance and potential to enhance long-term shareholder value. We rely on our judgment about each individual (and not on rigid formulas or temporary fluctuations in business performance) in determining the optimal magnitude and mix of compensation elements and whether each payment or award provides an appropriate incentive for performance that sustains and enhances long-term shareholder value. Key factors affecting our judgment include the executive officer’s performance compared to the financial, operational and strategic goals established for the executive at the beginning of the year; nature, scope and level of responsibilities; contribution to our financial results, particularly with respect to key metrics such as EBITDA, net working capital and cash flow; effectiveness in leading our restructuring plans and contribution to our commitment to corporate responsibility, including success in creating a culture of integrity and compliance with applicable laws and our ethics policies. The importance of each factor varies by individual. We also consider each executive’s current salary and prior-year bonus, the recommendations of our Chief Executive Officer regarding compensation for the executives he directly supervises, the appropriate balance between incentives for long-term and short-term performance, the compensation paid to the executive’s peers within the Company. From time to time, the Compensation Committee also receives independent advice on competitive practices from Towers Watson. When using peer data to evaluate executive compensation, the Compensation Committee may consider ranges of compensation paid by others for a particular position, both by reference to comparative groups of companies of similar size and stature and, more particularly, a group comprised of our direct competitors, as one point of reference when making compensation decisions regarding total compensation or particular elements of compensation under consideration. The Compensation Committee does not typically use information with respect to our peer companies and other comparable public companies to establish targets for total compensation, or any element of compensation, or otherwise numerically benchmark its compensation decisions. For example, the Compensation Committee has in prior years reviewed pay data for a range of companies in connection with the review of base salaries for our Named Executive Officers. The Compensation Committee did not, however, use third-party data in establishing fiscal 2011 compensation for our Named Executive Officers. None of our Named Executive Officers (including our Chief Executive Officer) participate in determining their specific compensation. In addition, we review the total compensation potentially payable to, and the benefits accruing to, the executive, including (1) current value of outstanding equity incentive awards and (2) potential payments under each executive’s employment agreement upon termination of employment or a change in control.

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

Each employment agreement has an initial employment term which commenced as of May 1, 2005 and is automatically extended for successive one-year periods on each December 31 unless either party provides the other 90 days prior written notice that the employment term will not be so extended. Under the employment agreements, Messrs. McCormack, Wilson and Madden are each entitled to a specified base salary, subject to increases, if any, as determined by the Compensation Committee. Currently, the base salaries for Messrs. McCormack, Wilson and Madden pursuant to their employment agreements are $725.000, $500,000 and $335,000, respectively, as the same may be increased from time to time. In addition, the employment agreements provide that these Named Executive Officers are eligible to earn target annual cash incentive awards as a percentage of base salary (100% for Messrs. McCormack and Wilson and 80% for Mr. Madden) upon the achievement of performance goals established by the Compensation Committee. Messrs. McCormack, Wilson and Madden are entitled to higher awards for performance in excess of targeted performance goals, lower awards for performance that does not meet targeted performance goals and no award for performance that does not meet threshold performance goals.

On June 28, 2008, we entered into a letter agreement with Mr. Overbeeke, outlining the principal terms of his employment relationship with us. The letter agreement provides that Mr. Overbeeke is entitled to a specified base salary, subject to annual adjustment, if any, as determined by the Compensation Committee. Currently, the base salary for Mr. Overbeeke is $650,000, as the same may be adjusted from time to time. In addition, Mr. Overbeeke is eligible to earn a target annual cash incentive award of 100% of base salary upon the achievement of performance goals established by the Compensation Committee. As with the other executives, Mr. Overbeeke is entitled to a higher award for performance in excess of targeted performance goals, lower awards for performance that does not meet targeted performance goals and no award for performance that does not meet threshold performance goals. Mr. Overbeeke also is entitled to other benefits commensurate with the benefits available to our other executive officers.

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

The Option Exchange was completed on October 18, 2010 and all of the option holders who were eligible for the Option Exchange elected to participate in the exchange. The restricted stock units granted in connection with the Option Exchange are governed by the 2005 Stock Plan and a new Restricted Stock Unit Agreement entered into by each grantee, including each of our Named Executive Officers. The restricted stock units granted in connection with the Option Exchange are subject to performance-based vesting restrictions, which have been modified from the performance and time-based vesting restrictions applicable to the options for which they were issued in the Option Exchange. The RSUs will vest if (i) the RSU holder remains employed with Affinia Group Holdings Inc. on the date that either of the following vesting conditions occurs and (ii) either of the following vesting conditions occurs on or prior to the date on which Cypress ceases to hold any remaining Affinia Group Holdings Inc. common stock:

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

See Note 12. “Stock Incentive Plan” of our Consolidated Financial Statements contained in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for more information about the Option Exchange.

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

Summary Compensation Table

The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our President and Chief Executive Officer, our Senior Vice President and Chief Financial Officer, and each of our three other most highly compensated executive officers serving as of December 31, 2011. We collectively refer to these five individuals herein as the Named Executive Officers. Mr. McCormack also served as a Director but received no separate remuneration in that capacity.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards(1) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation(2) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation(3) ($)	Total ($)
Terry R. McCormack President and Chief Executive Officer	2011	725,000		-0-	-0-	-0-	-0-	-0-	38,512	763,512
	2010	650,000		-0-	4,372,958	-0-	557,050	-0-	102,800	5,682,808
	2009	650,000		-0-	-0-	-0-	360,050	-0-	90,131	1,100,181
Thomas H. Madden Senior Vice President and Chief Financial Officer	2011	335,000		-0-	-0-	-0-	-0-	-0-	23,636	358,636
	2010	300,000		-0-	1,142,325	-0-	222,720	-0-	50,155	1,715,200
	2009	300,000		-0-	-0	-0-	171,540	-0-	38,538	510,078
H. David Overbeeke President, Global Brake & Chassis Group	2011	650,000		-0-	-0-	-0-	-0-	-0-	115,674	765,674
	2010	600,000		-0-	5,117,842	-0-	182,400	-0-	134,023	6,034,265
	2009	600,000		-0-	-0-	-0-	125,000	-0-	154,260	879,260
Keith A. Wilson President, Global Filtration Group
	2011	500,000		-0-	-0-	-0-	-0-	-0-	29,460	529,460
	2010	412,500		-0-	2,679,032	-0-	569,250	-0-	75,643	3,736,425
	2009	375,000		-0-	-0-	-0-	508,125	-0-	82,500	965,625
Jorge C. Schertel(4) President, Affinia Group S.A.	2011	349,610		-0-	-0-	-0-	-0-	-0-	94,945	444,555
	2010	360,447	(6)	-0-	897,345	-0-	225,885	-0-	124,857	1,608,534
	2009	342,203		-0-	-0-	-0-	134,638	-0-	105,575	582,416

(1)	The amounts reported for 2010 reflect the incremental fair value of restricted stock units granted during the fiscal year in connection with the Option Exchange in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation” (“ASC Topic 718”). This is not the value actually received. The actual value the Named Executive Officers may receive will depend on whether the performance criteria are met and, if so, the fair market value of Holdings’ common stock at that time. The incremental fair value under ASC Topic 718 was determined by calculating the fair value of the restricted stock units on October 18, 2010, the closing date of the Option Exchange, minus the fair value of the outstanding options on October 18, 2010. The fair value of each Named Executive Officer’s outstanding options on October 18, 2010, immediately preceding the Option Exchange was as follows: McCormack: $1,013,042; Madden: $473,475; Overbeeke: $268,158; Wilson: $552,568; and Schertel: $179,855. The fair value of the restricted stock units received in connection with the Option Exchange was calculated by multiplying the number of restricted stock units awarded by the fair market value of the restricted stock units on the date of the grant, immediately following the Option Exchange, assuming that the restricted stock units vest on satisfaction of the vesting condition described as the “Cypress Scenario” in Note 12. “Stock Incentive Plan – Restricted Stock Units” of our Consolidated Financial Statements contained in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Assuming the restricted stock units vest on satisfaction of the vesting condition described as the “IPO Scenario” in Note 12 to our Consolidated Financial Statements, the fair market value of the restricted stock units would be increased and the incremental fair value amounts reported would change as follows: McCormack: $5,199,458; Madden: $1,390,275; Overbeeke: $5,944,342; Wilson: $3,174,932; and Schertel: $1,062,645.
(2)	We report non-equity incentive plan compensation for the year in which such compensation is determined against annual performance metrics, regardless of whether it is paid in that year, or the following year, or is deferred under our non-qualified deferred compensation plan.

(3)	The components of this column for 2011 are detailed in the “Incremental Cost of Perquisites and Other Compensation Table” below.
(4)	Amounts reported in the salary column reflect Mr. Schertel’s base salary ($313,956 for fiscal 2011) and an additional payment in respect of vacation ($35,654 for fiscal 2011) as required under Brazilian law. Amounts for Mr. Schertel reported in the salary column for 2009 have been converted from Brazilian Reals to U.S. Dollars at an exchange rate of .5716 U.S. Dollars for each Brazilian Real, which was the exchange rate in effect on December 31, 2009, for 2010 at a rate of .6020 U.S. Dollars for each Brazilian Real, which was the exchange rate in effect on December 31, 2010 and for 2011 at a rate of .53568 U.S. Dollars for each Brazilian Real, which was the exchange rate in effect on December 31, 2011.

Incremental Cost of Perquisites and Other Compensation in 2011 Table

Name and Principal Position	Tax Preparation ($)	Vehicle Allowance ($)	Life Insurance Premium ($)	401(k) Basic Contribution(1) ($)	Tax Gross- Up(2) ($)	Deferred Compensation Matching Contribution ($)(3)	Other(4) ($)	Total ($)
Terry R. McCormack	1,730	18,000	1,065	7,350	3,232	-0-	7,135	38,512
President and Chief Executive Officer

Thomas H. Madden	550	15,000	491	7,350	245	-0-	-0-	23,636
Senior Vice President and Chief Financial Officer

H. David Overbeeke	1,714	18,000	729	7,350	27,712	-0-	60,169	115,674
President, Global Brake & Chassis Group

Keith A. Wilson	412	18,000	696	7,350	886	-0-	2,116	29,460
President, Global Filtration Group

Jorge C. Schertel	-0-	-0-	1,850	-0-	-0-	-0-	93,095	94,945
President, Affinia Group S.A.

(1)	We contribute 3% of a U.S. employee’s earnings to the employee’s 401(k) account, subject to Internal Revenue Service limitations.
(2)	The amounts in this column constitute the tax gross-up expense incurred in respect of tax preparation costs shown in the table and, for Mr. Wilson, the tax gross-up expense ($687) incurred in respect of our reimbursement of certain spousal travel expenses and, for Mr. Overbeeke, the tax gross-up expense ($6,380) incurred in respect of health insurance costs and the tax gross-up expense ($20,546) incurred in respect of our reimbursement of certain travel and living expenses shown in the “Other” column of the table and, for Mr. McCormack, the tax gross-up expense ($257) incurred in respect of our reimbursement of certain spousal travel expenses and of certain financial planning services ($2,205).
(3)	Represents the amount of the matching contribution made by us in accordance with our non-qualified deferred compensation plan. Matching contributions are reported for the year in which the non-equity incentive compensation, against which the applicable deferral election is applied, has been earned (regardless of whether such matching contribution is actually credited to the Named Executive Officer’s non-qualified deferred compensation account in that year or the following year).
(4)	The amount in this column for Mr. McCormack reflects certain expenses incurred for financial planning services ($6,301) and certain spousal travel expenses ($834) reimbursed by us. The amount in this column for Mr. Overbeeke reflects expenses incurred to continue the health insurance coverage Mr. Overbeeke maintained prior to becoming our employee ($14,226) and our reimbursement of Mr. Overbeeke’s expenses incurred in commuting from his primary residence in Connecticut to our McHenry, IL offices and his living expenses while in McHenry, IL ($45,943). The amount in this column for Mr. Wilson reflects certain spousal travel expenses ($2,116) reimbursed by us. The amount in this column for Mr. Schertel is composed of a Brazilian government mandated severance fund payment in Mr. Schertel’s name ($29,972), a company contribution to a defined contribution plan on Mr. Schertel’s behalf ($38,699), a meal allowance at our cafeteria ($2,027), dues for a social club ($7,817) and operating costs for Mr. Schertel’s vehicle ($14,580).

Grants of Plan-Based Awards in 2011 Table

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Threshold ($)	Target ($)	Maximum ($)
Terry R. McCormack	271,875	725,000	1,268,750
President and Chief Executive Officer

Thomas H. Madden	100,500	268,000	469,000
Senior Vice President and Chief Financial Officer

H. David Overbeeke	48,750	650,000	1,137,500
President, Global Brake & Chassis Group

Keith A. Wilson	187,500	500,000	875,000
President, Global Filtration Group

Jorge C. Schertel	58,867	156,978	274,712
President, Affinia Group S.A.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2011 Table

Non-Equity Incentive Plan Awards

The Compensation Committee provides for non-equity incentive plan awards in the form of an annual cash incentive award plan. In fiscal 2011, 75% of the amounts payable under this plan were based on our full-year adjusted EBITDA performance (either company consolidated or for specified business units) and individual performance determined the remaining 25% of each Named Executive Officer’s target bonus opportunity. The target bonus opportunity is determined as a percentage of the Named Executive Officer’s base salary, which, in the case of our Named Executive Officers, is 100% for Messrs. McCormack, Overbeeke and Wilson, 80% for Mr. Madden, and 50% for Mr. Schertel.

In fiscal 2011, for Messrs. McCormack and Madden, our company consolidated adjusted EBITDA performance determined 75% of their target bonus opportunity, with individual performance determining the remaining 25%. In fiscal 2011, for Messrs. Wilson and Schertel, the adjusted EBITDA performance of each of their respective business units determined 75% of their target bonus opportunity, with individual performance determining the remaining 25%. In fiscal 2011, for Mr. Overbeeke, a combination of the adjusted EBITDA performance of the Brake products business (60%) and the adjusted EBITDA performance of the Chassis products business (15%) determined 75% of his target bonus opportunity, with individual performance determining the remaining 25%.

Under the non-equity incentive plan, there are threshold, target and maximum performance levels that have been established for each of the relevant adjusted EBITDA performance goal components. If the threshold performance level for any adjusted EBITDA performance goal component is not achieved, no bonus is earned with respect to that component. At the threshold adjusted EBITDA performance levels, the Named Executive Officers are entitled to payouts equal to 50% of the weighting assigned to such component. At the target adjusted EBITDA performance levels, the Named Executive Officers are entitled to payouts equal to 100% of the weighting assigned to their respective adjusted EBITDA performance component(s). Performance above the performance goal component target levels entitles the Named Executive Officers to non-equity incentive awards in excess of their target bonus opportunity, up to a maximum of 175% of the weighting assigned to their respective adjusted EBITDA performance component(s). For actual adjusted EBITDA performance results that fall between the specified performance levels, the payout percentages for the respective components are adjusted on a linear basis.

For fiscal 2011, the threshold, target and maximum company consolidated adjusted EBITDA performance levels were $216.0 million, $224.5 million and $254.2 million, respectively. With respect to fiscal 2011, business unit and company consolidated adjusted EBITDA target performance levels were set at challenging levels, which required significant improvement over fiscal 2010 business unit performance. Threshold business unit adjusted EBITDA performance levels ranged from 88% to 97.8% of target and maximum business unit adjusted EBITDA performance levels ranged from 111.1% to 119.8% of target.

With respect to the individual performance component that determines 25% of each Named Executive Officer’s target bonus opportunity, the payout percentage can range from 0% to a maximum of 175% of the individual performance component target bonus opportunity. For actual individual performance ratings that fall between the specified performance levels, the payout percentage for the individual performance component is adjusted on a linear basis. For fiscal 2011, since none of the threshold adjusted EBITDA performance targets were achieved, the Compensation Committee determined that no cash performance bonuses would be paid, regardless of individual performance.

The following table illustrates the operation of the cash incentive award program for fiscal 2011:

			Percent of Bonus Opportunity
Name	Bonus Opportunity as Percent of Salary and Dollar Value	Performance Factor	Threshold	Target	Maximum	Percent Achieved	Actual Dollar Value Awarded Based on Percent Achieved ($)
Terry R. McCormack	100% -$725,000	Company Adjusted EBITDA	37.5%	75%	131.25%	-0-	-0-
		Individual performance	0%	25%	43.75%	-0-	-0-

						-0-	-0-

H. David Overbeeke	100% -$650,000	Brake products business Adjusted EBITDA	30.0%	60%	105.00%	-0-	-0-
		Chassis products Business Adjusted EBITDA	7.5%	15%	26.25%	-0-	-0-
		Individual performance	0%	25%	43.75%	—	-0-

						-0-	-0-

Keith A. Wilson	100% -$500,000	Global Filtration Adjusted EBITDA	37.5%	75%	131.25%	-0-	-0-
		Individual performance	0%	25%	43.75%	-0-	-0-

						-0-	-0-

Thomas H. Madden	80% -$268,000	Company Adjusted EBITDA	37.5%	75%	131.25%	-0-	-0-
		Individual performance	-0-	25%	43.75%	-0-	-0-

						-0-	-0-
		Affinia Group South America Adjusted EBITDA
Jorge C. Schertel	50%-156,978		37.5%	75%	131.25%	-0-	-0-
		Individual performance	0%	25%	43.75%	-0-	-0-

						-0-	-0-

Equity Incentive Plan Awards

The Compensation Committee grants equity incentive awards periodically, as and when appropriate in the Compensation Committee’s judgment. On July 20, 2005, we adopted the 2005 Stock Plan, which was subsequently amended on November 14, 2006, January 1, 2007, August 25, 2010 and December 2, 2010. The 2005 Stock Plan, as amended, permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock and other stock-based awards to our employees, directors or consultants. The Compensation Committee has granted stock options, restricted stock units and a stock award pursuant to the 2005 Stock Plan and has not granted any other stock-based awards.

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

Management or Director Stockholders Agreement. All shares issued under the 2005 Stock Plan will be subject to the management stockholders’ agreement or directors stockholders’ agreement, as applicable. The stockholders’ agreements impose restrictions on transfers of the shares by the individuals and also provide for various put and call rights with respect to the shares which put and call rights expired November 30, 2011. The individuals have also agreed to a 180-day lock up period (during which the sale of shares not covered by a registration statement is prohibited) in the case of an initial public offering of the shares and have been granted limited “piggyback” registration rights with respect to the shares. Certain individuals also entered into confidentiality and non-competition agreements in connection with the shares they purchased. The forms of the various agreements are referenced under “Item 15. Exhibits and Financial Statement Schedules.” The forms of the agreements for directors are substantially similar to the forms for management.

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

Outstanding Equity Awards at 2011 Fiscal Year-End

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(1)	Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Terry R. McCormack			50,000	6,566,500
President and Chief Executive Officer

Thomas H. Madden			15,000	1,969,950
Senior Vice President and Chief Financial Officer

H. David Overbeeke			50,000	6,566,500
President, Global Brake & Chassis Group

Keith A. Wilson			30,000	3,939,900
President, Global Filtration Group

Jorge C. Schertel			10,000	1,313,300
President, Affinia Group S.A.

(1)	As of December 31, 2011, all outstanding equity awards granted to our Named Executive Officers were in the form of performance-based restricted stock units granted pursuant to our 2005 Stock Plan in connection with the Option Exchange. The restricted stock units are subject to the vesting criteria described above under “Compensation Discussion and Analysis—Option Exchange Program.”
(2)	Because Holdings’ common stock is not publicly traded, the market value of the outstanding restricted stock units is based on the value of Holdings’ common stock as of December 31, 2011 of $131.33.

Option Exercises and Stock Vested in 2011

None of our Named Executive Officers exercised any stock options in 2011, nor have any of them received any restricted stock, or other awards of shares of stock which have vested.

Pension Benefits for 2011

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

Non-Qualified Deferred Compensation for 2010

On March 6, 2008, we adopted a non-qualified deferred compensation program pursuant to which certain of our senior employees, including our Named Executive Officers, are permitted to elect to defer all or a portion of their annual cash-based incentive awards which are then credited to the participant’s deferral account. The Company makes matching contributions of 25% of the amount of an employee’s deferral which vest on December 31 of the second calendar year following the calendar year in which such matching contributions were credited to an employee’s account. Employee deferrals and Company matching contributions are notionally invested under this plan in Holdings’ common stock, and once vesting of the Company matching contributions has occurred, distributions will be paid in the form of such shares of common stock (or cash, in certain circumstances) on the payment date elected by the participant or the participant’s separation from service (or the date that is six months following the date of such separation from service in the case of a “specified employee” within the meaning of Section 409A of the Internal Revenue Code), if earlier. Upon the retirement, death or disability of a participant or in the event a “change in control” (as defined in the non-qualified deferred compensation plan) or an initial public offering occurs prior to a participant’s separation from service, the participant will be fully vested in his or her entire account, including any unvested Company matching contributions. In addition, in the event of a change in control, a participant’s entire account balance, including any unvested matching contributions that vest as a result of the change in control, will be distributed in a lump sum cash payment no later than thirty days following the date of the change in control.

Non-qualified Deferred Compensation

Name	Executive Contributions in Last Fiscal Year(1) ($)	Registrant Contributions in Last Fiscal Year(1) ($)	Aggregate Earnings in Last Fiscal Year(2) ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End(3) ($)
Terry R. McCormack President and Chief Executive Officer	-0-	-0-	(58,051)	-0-	717,537

Thomas H. Madden Senior Vice President and Chief Financial Officer	-0-	-0-	(54,927)	-0-	446,905

H. David Overbeeke President, Global Brake & Chassis Group	-0-	-0-	(11,141)	-0-	151,485

Keith A. Wilson President, Global Filtration Group	-0-	-0-	(76,236)	-0-	653,404

Jorge C. Schertel President, Affinia Group, S.A.	-0-	-0-	(57,601)	-0-	471,715

(1)	Because no cash performance bonuses were awarded in fiscal 2011, there are no executive contributions and registrant contributions reported in the non-qualified deferred compensation table for fiscal 2011.
(2)	Aggregate earnings reflects the earnings on executive and registrant contributions based on the increase in value of Holdings’ common stock during 2011. The amounts reported are not considered compensation reportable in the Summary Compensation Table.
(3)	Aggregate balance includes contributions made by the Named Executive Officer in prior fiscal years and the matching contribution made by the Company in prior fiscal years which were reported in the Summary Compensation Table for previous years as follows: McCormack: $490,487 and $122,622, respectively; Madden: $268,045 and $67,011 respectively; Overbeeke: $104,484 and $26,121, respectively; Wilson: $436,737 and $109,184, respectively; and Schertel: $279,340 and $69,835, respectively.

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

Total Potential Payout Assuming Termination Event Occurred on December 31, 2011

		Termination by Company Without Cause or by Executive for Good Reason(1)			Termination Due to Non-Renewal of Employment Agreement
Name	Benefit(2)	Normally ($)	After Change in Control ($)	Termination by Company for Cause ($)	By Company ($)	By Executive ($)	Voluntary Resignation by Executive ($)	Retirement, Death or Disability(3) ($)
Terry R. McCormack	• Severance	2,367,100	2,900,000	N/A	1,450,000	1,450,000	N/A	N/A
President and Chief Executive Officer	• Continued health coverage	22,774	22,774	N/A	N/A	N/A	N/A	N/A
	• 2011 non-equity incentive plan payment	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	• Accelerated vesting of matching contribution(4)	-0-	143,507	-0-	-0-	-0-	-0-	143,507

Total		2,389,874	3,066,281	-0-	1,450,000	1,450,000	-0-	143,507
Thomas H. Madden	• Severance	798,195	904,500	N/A	502,000	335,000	N/A	N/A
Senior Vice President and Chief Financial Officer	• Continued health coverage	17,081	17,081	N/A	N/A	N/A	N/A	N/A
	• 2011 non-equity incentive plan payment	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	• Accelerated vesting of matching contribution(4)	-0-	54,566	-0-	-0-	-0-	-0-	54,566

Total		815,276	976,147	-0-	502,000	335,000	-0-	54,566
H. David Overbeeke	• Severance	1,607,400	1,607,400	N/A	N/A	N/A	N/A	N/A
President, Global Brake & Chassis Group	• Continued health coverage	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	• 2011 non-equity incentive plan payment	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	• Accelerated vesting of matching contribution(4)	-0-	30,297	-0-	-0-	-0-	-0-	30,297

Total		1,607,400	1,637,697	-0-	-0-	-0-	-0-	30,297
Keith A. Wilson	• Severance	2,077,375	2,077,375	N/A	1,000,000	1,000,000	N/A	N/A
President, Global Filtration Group	• Continued health coverage	33,926	33,926	N/A	N/A	N/A	N/A	N/A
	• 2011 non-equity incentive plan payment	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	• Accelerated vesting of matching contribution(4)	-0-	130,681	-0-	-0-	-0-	-0-	130,681

Total		2,111,301	2,241,982	-0-	1,000,000	1,000,000	-0-	130,681

		Termination by Company Without Cause or by Executive for Good Reason(1)			Termination Due to Non-Renewal of Employment Agreement
Name	Benefit(2)	Normally ($)	After Change in Control ($)	Termination by Company for Cause ($)	By Company ($)	By Executive ($)	Voluntary Resignation by Executive ($)	Retirement, Death or Disability(3) ($)
Jorge C. Schertel	• Severance	313,956	313,956	N/A	N/A	N/A	N/A	N/A
President, Affinia Group S.A.	• Continued health coverage	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	• 2011 non-equity incentive plan payment	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	• Accelerated vesting of matching contribution(4)	-0-	51,416	-0-	-0-	-0-	-0-	51,416

Total		313,956	365,372	-0-	-0-	-0-	-0-	51,416

(1)	The ability of an executive to terminate for good reason applies only to Messrs. McCormack, Madden and Wilson.
(2)	Amounts payable under our non-equity incentive plan (annual cash incentive plan) are earned on the last day of the applicable calendar year.
(3)	Upon retirement, death or disability, the Named Executive Officer (or his estate) is entitled to receive any earned but unpaid cash incentive award plus a pro-rata portion of any annual cash incentive award that the Named Executive Officer would have earned had his employment not terminated. In addition, on death, each of our Named Executive Officer’s designated beneficiaries would be entitled to receive life insurance proceeds equal to 1.5 times the Named Executive Officer’s base salary (with the exception of Mr. Schertel whose life insurance policy has a face amount of $363,365.
(4)	In accordance with the terms of our deferred compensation plan, any unvested matching contributions made by us will vest immediately upon the retirement, death or disability of the participant or upon any change-in-control or initial public offering of Holdings common stock that occurs prior to a participant’s separation from service. If any of the foregoing events had occurred on December 31, 2011, then our prior unvested matching contributions in the following amounts would have vested on such date: Mr. McCormack: $143,507; Mr. Madden: $54,566; Mr. Overbeeke: $30,297; Mr. Wilson: $130,681; and Mr. Schertel: $51,416. In addition, in the event of a change in control, a participant’s entire account balance, including any unvested matching contributions that vest as a result of the change in control, will be distributed in a lump sum cash payment no later than thirty days following the date of the change in control (see the amounts in the “Aggregate Balance at Last Fiscal Year End” column in the non-qualified deferred compensation table above).

Director Compensation for 2011

The annual retainer for non-management directors is $75,000. Prior to 2011, non-management directors received an annual retainer of $50,000 plus $1,500 for each board or committee meeting attended. The Chairman of the Board is paid an additional $15,000 annually. Mr. Riess, as Lead Director, is paid an additional $25,000 annually. The chair of our Audit Committee is paid an additional $50,000 annually in recognition of the Audit Committee chair’s expanded responsibilities. The Chair of our Compensation Committee and the Chair of our Nominating Committee each are paid an additional $10,000 annually.

The following table summarizes compensation for our non-employee directors for 2011.

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Option Awards($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William M. Lasky	75,000	172,065	-0-	-0-	-0-	-0-	247,065
James S. McElya	75,000	172,065	-0-	-0-	-0-	-0-	247,065
Donald J. Morrison(2)	75,000	-0-	-0-	-0-	-0-	-0-	75,000
Joseph A. Onorato	125,000	-0-	-0-	-0-	-0-	-0-	125,000
Joseph E. Parzick	85,000	-0-	-0-	-0-	-0-	-0-	85,000
John M. Riess	100,000	-0-	-0-	-0-	-0-	-0-	100,000
James A. Stern	100,000	-0-	-0-	-0-	-0-	-0-	100,000

(1)	Amounts reported for Mr. Lasky and Mr. McElya for 2011 reflect the grant date fair value of the restricted stock units granted on April 1, 2011 in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation” (“ASC Topic 718”). These are not the values actually received. The actual value Directors may receive will depend on whether the performance criteria are met and, if so, the fair market value of Holdings’ common stock at that time. The fair value of the restricted stock units granted to Mr. Lasky and Mr. McElya was calculated by multiplying the number of restricted stock units awarded by the fair market value of the restricted stock units on the date of the grant, assuming that the restricted stock units vest upon satisfaction of the vesting condition described as the “Cypress Scenario” in Note 12. “Stock Incentive Plan – Restricted Stock Units” of our Consolidated Financial Statements contained in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Assuming the restricted stock units vest upon satisfaction of the vesting condition described as the “IPO Scenario” in Note 12 to our Consolidated Financial Statements, the fair market value of the restricted stock units would be increased and the grant date fair value reported would change as follows: Lasky: $194,580; McElya: $194,580. As of December 31, 2011, Messrs Lasky, McElya, Morrison, Onorato, Parzick, Riess, and Stern each held 1,500, 1,500, 3,000, 3,000, 3,000, 3,000, 3,000 unvested restricted stock units, respectively. The restricted stock units are subject to the same vesting critereia as all other Restricted Stock Units granted in connection with the option exchange. See “Compensation Discussion and Analysis – Option Exchange Program.”
(2)	Mr. Morrison’s fees were paid directly to his employer in accordance with his employer’s policies regarding employee participation on boards of directors of the employer’s investment portfolio companies.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee was at any time during 2011, or at any other time, one of our officers or employees or had any relationship requiring disclosure by us under any paragraph of Item 404 of Regulation S-K. None of our executive officers served on the compensation committee or Board of Directors of another entity whose executive officer(s) served on our Compensation Committee or Board of Directors.

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

(a) Equity Compensation Plan Information

The following table sets forth information about our common stock that may be issued under all of our existing equity compensation plans as of December 31, 2011, including the 2005 Stock Plan (a description of which may be found above under the heading “Equity Incentive Plan Awards”).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	N/A		N/A		N/A
Equity compensation plans not approved by security holders:	301,662	(1)	$100.00	(2)	48,338	(3)

Total	301,662		$100.00		48,338

(1)	Consists of 28,680 shares of Holding’s common stock issuable upon the exercise of outstanding options and 242,000 shares of Holdings’ common stock issuable upon the vesting of restricted stock units awarded under the 2005 Stock Plan. Also includes 30,819 shares of Holdings’ common stock that may be issued under the Affinia Group Senior Executive Deferred Compensation and Stock Award Plan and 163 shares that were issued as a stock award.
(2)	Weighted-average exercise price does not include restricted stock units or shares that may be issued under the Affinia Group Senior Executive Deferred Compensation and Stock Award Plan, which by their nature do not have an exercise price.
(3)	Consists of shares of Holdings’ common stock issuable under the 2005 Stock Plan pursuant to various awards the compensation committee of the Board of Directors may make, including non-qualified stock options, incentive stock options, restricted and unrestricted stock, restricted stock units and other equity-based awards. See “Item 11. Executive Compensation” for a description of the 2005 Stock Plan.

(b) Security Ownership of Certain Beneficial Owners and Management

Affinia Group Holdings Inc. owns 100% of the issued and outstanding common stock of Affinia Group Intermediate Holdings Inc. Affinia Group Intermediate Holdings Inc. owns 100% of the issued and outstanding common stock of Affinia Group Inc.

The following table and accompanying footnotes show information regarding the beneficial ownership of the common stock of Affinia Group Holdings Inc. as of March 16, 2012 by (1) each person known by us, based on information available to us, to beneficially own more than 5% of the issued and outstanding common stock of Affinia Group Holdings Inc., (2) each of our directors and nominees, (3) each named executive officer and (4) all directors and executive officers as a group.

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
The Northwestern Mutual Life Insurance Company	400,000		11.2%
The address of The Northwestern Mutual Life Insurance Company is 720 East Wisconsin Avenue, Milwaukee, WI 53202.
California State Teachers’ Retirement System	200,000		5.6%
The address of California State Teachers’ Retirement System is 7667 Folsom Blvd., Sacramento, CA 95826.

Common Stock Ownership
Name of beneficial owner	Common Stock Owned	Common Stock Acquirable in 60 days	Total
Lasky	-0-	-0-	-0-
McElya	-0-	-0-	-0-
Morrison	-0-	-0-	-0-
Onorato	-0-	-0-	-0-
Parzick	-0-	-0-	-0-
Riess	250.00	-0-	250.00
Stern	-0-	-0-	-0-
McCormack	1,500.00	-0-	1,500.00
Madden	1,655.29	-0-	1,655.29
Wilson	550.00	-0-	550.00
Schertel	250.00	-0-	250.00
Overbeeke	-0-	-0-	-0-
Keller	945.08	-0-	945.08
Zorn	602.76	-0-	602.76
Quick	-0-	-0-	-0-
Manning	294.10	-0-	294.10
All Directors and Executive officers*	6,047.23	-0-	6,047.23

*	The executive officers or members of the Board of Directors of Affinia Group Inc. currently hold 0.1697% of shares of the outstanding common stock of Affinia Group Holdings Inc. The amount of ownership for each Named Executive Officer or member of the Board is shown above and each of the executive officers or members of the Board own less than 1.0% of outstanding shares.
(1)	Applicable percentage of ownership is based on 3,563,056 shares of common stock outstanding as of March 16, 2012 plus, as to any person, shares are deemed to be beneficially owned by such person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.
(2)	Includes 2,063,038 shares of common stock owned by Cypress Merchant Banking Partners II L.P., 87,703 shares of common stock owned by Cypress Merchant Banking II C.V., 19,909 shares of common stock owned by 55th Street Partners II L.P. (collectively, the “Cypress Funds”) and 4,350 shares of common stock owned by Cypress Side-by-Side LLC. Cypress Associates II L.L.C. is the managing general partner of Cypress Merchant Banking II C.V. and the general partner of Cypress Merchant Banking Partners II L.P. and 55th Street Partners II L.P., and has voting and investment power over the shares held or controlled by each of these funds. Certain executives of The Cypress Group L.L.C., including Messrs. Jeffrey Hughes and James Stern, may be deemed to share beneficial ownership of the shares shown as beneficially owned by the Cypress Funds. Each of such individuals disclaims beneficial ownership of such shares. Cypress Side-By-Side L.L.C. is a sole member-L.L.C. of which Mr. James Stern is the sole member.

The following table and accompanying footnotes show information regarding the beneficial ownership of the preferred stock of Affinia Group Holdings Inc. as of March 16, 2012 by (1) each person known by us to beneficially own more than 5% of the issued and outstanding preferred stock of Affinia Group Holdings Inc., (2) each of our directors and nominees, (3) each named executive officer and (4) all directors and executive officers as a group. The preferred stock was issued at $1,000 per share and, among other things, is convertible to common stock at a conversion price of $100 per share and earns a dividend of 9.5% per annum. A complete description of the rights of preferred stockholders may be found in the certificate of designations on file with the Delaware Secretary of State.

Names and addresses of beneficial owner	Nature and Amount of Beneficial Ownership(1)	Percentage of Class
The Cypress Group L.L.C.	54,516	77.745%
The address of each of the Cypress Funds and Cypress Side-By-Side L.L.C. is c/o The Cypress Group L.L.C., 437 Madison Avenue, 33rd Floor, New York, NY 10022.
OMERS Administration Corporation	13,629	19.436%
The address of OMERS Administration Corporation is c/o Omers Capital, Royal Bank Plaza, South Tower, 200 Bay Street, Suite 2010, Box 6, Toronto, Ontario, Canada M5J 2J2.
Name of Individual or Identity of Group
Terry R. McCormack	136	0.194%
Thomas H. Madden	136	0.194%
H. David Overbeeke	102	0.146%
Keith A. Wilson	34	0.049%
John M. Riess	34	0.049%
All executive officers and directors as a group	442	0.632%

(1)	Applicable percentage of ownership is based on 70,121 shares of preferred stock outstanding as of March 16, 2012.

Item 13.	Certain Relationships and Related Person Transactions and Director Independence

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

Other Related Person Transactions

We describe below the transactions that have occurred since the beginning of fiscal 2011, and any currently proposed transactions, that involve the Company or a subsidiary and exceed $120,000, and in which a related party had or has a direct or indirect material interest.

Mr. John M. Riess, a Board member, is the parent of J. Michael Riess, who is currently employed with Genuine Parts Company (NAPA) as president of a distribution facility. NAPA is the Company’s largest customer as a percentage of total net sales from continuing operations. NAPA accounted for $523 million, $535 million and $531 million of our total net sales, which represented 29%, 27% and 25% of our total net sales for the years ended December 31, 2009, 2010 and 2011, respectively.

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

Item 14.	Independent Registered Public Accounting Firm Fees

For services rendered in 2010 and 2011 by Deloitte and Touche LLP, our independent public accounting firm, we incurred the following fees:

	2010	2011
Audit Fees (1)	$3.6	$3.1
Tax Fees (2)	$0.5	$0.8
All Other Fees (3)	$0.4	$0.3

(1)	Represents fees incurred for the annuals audits of the consolidated financial statements, quarterly reviews of interim financial statements, statutory audits of foreign subsidiaries and SEC registration statements.
(2)	Represents fees incurred for U.S. and foreign income tax compliance, acquisition related tax services and state tax planning services.
(3)	Represents fees primarily incurred for services related to acquisitions and other professional services.

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

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial Statements:

See Item 8 above.

2.	Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts

The allowance for doubtful accounts is summarized below for the period ending December 31, 2009, December 31, 2010, and December 31, 2011:

(Dollars in millions)	Balance at beginning of period	Amounts charged to income	Trade accounts receivable “written off” net of recoveries	Adjustments arising from change in currency exchange rates and other items	Balance at end of period
Year ended December 31, 2009	$4	$4	$(4)	$(1)	$3
Year ended December 31, 2010	$3	$—	$—	$(1)	$2
Year ended December 31, 2011(1)	$2	$1	$—	$(2)	$1

(1)	The allowance for doubtful accounts excludes the $1 million reserve that is classified in the current assets of discontinued operations.

All other financial statement schedules are not required under the relevant instructions or are inapplicable and therefore have been omitted.

3.	Exhibits

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

Exhibit Number	Description of Exhibit

3.5	Certificate of Incorporation of Affinia Group Intermediate Holdings Inc., which is incorporated herein by reference from Exhibit 3.5 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005.

3.6	By-laws of Affinia Group Intermediate Holdings Inc., which is incorporated herein by reference from Exhibit 3.6 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005.

4.1	Indenture, dated as of November 30, 2004, among Affinia Group Inc., the Guarantors named therein and Wilmington Trust Company, as Trustee, which is incorporated herein by reference from Exhibit 4.1 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005.

4.4	9% Senior Subordinated Notes due 2014, Rule 144A Global Note, which is incorporated herein by reference from Exhibit 4.4 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005.

4.5	9% Senior Subordinated Notes due 2014, Regulation S Global Note, which is incorporated herein by reference from Exhibit 4.5 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005.

4.6	Registration Rights Agreement with respect to 9% Senior Subordinated Notes due 2014 among the Company, the Guarantors and J.P. Morgan Securities LLC, as representative of the initial purchasers named therein, dated December 9, 2010, which is incorporated herein by reference from Exhibit 4.4 on Form 8-K of Affinia Group Intermediate Holdings Inc. filed on December 15, 2010.

4.7	Indenture, dated August 13, 2009, among the Company, the Guarantors and Wilmington Trust FSB, as trustee and noteholder collateral agent, which is incorporated herein by reference from Exhibit 4.1 on Form 8-K of Affinia Group Intermediate Holdings Inc. filed on August 19, 2009.

4.8	Form of 10.75% Senior Secured Note Due 2016, which is incorporated herein by reference from Exhibit 4.2 on Form 8-K of Affinia Group Intermediate Holdings Inc. filed on August 19, 2009.

10.9#	Affinia Group Senior Executive Deferred Compensation and Stock Award Plan, dated as of March 6, 2008, which is incorporated herein by reference from Exhibit 10.9 on Form 10-K/A of Affinia Group Intermediate Holdings Inc. filed on March 14, 2008.

10.10	Settlement Agreement dated as of November 20, 2007 by and between Dana Corporation and Affinia Group Inc., which is incorporated herein by reference from Exhibit 10.10 on Form 10-K/A of Affinia Group Intermediate Holdings Inc. filed on March 14, 2008.

10.11	Stockholders Agreement, dated as of November 30, 2004, among Affinia Group Holdings Inc., various Cypress funds, Ontario Municipal Employees Retirement Board, The Northwestern Mutual Life Insurance Company, California State Teachers’ Retirement System and Stockwell Fund, L.P., which is incorporated herein by reference from Exhibit 10.10 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005.

10.12	Amendment to Stockholders Agreement, dated January 24, 2005, among Affinia Group Holdings Inc., various Cypress funds, Ontario Municipal Employees Retirement Board, The Northwestern Mutual Life Insurance Company, California State Teachers’ Retirement System and Stockwell Fund, L.P. , which is incorporated herein by reference from Exhibit 10.12 on Form 10-K of Affinia Group Intermediate Holdings Inc. filed on March 11, 2011.

10.13#	Amended and Restated Employment Agreement, dated December 15, 2008, by and between Affinia Group Inc. and Terry R. McCormack, which is incorporated herein by reference from Exhibit 10.12 on Form 10-K of Affinia Group Intermediate Holdings Inc. filed on March 6, 2009.

10.14#	Amendment No. 1 to the Amended and Restated Employment Agreement, dated August 12, 2010, by and between Affinia Group Inc. and Terry R. McCormack, which is incorporated herein by reference from Exhibit 10.24 of Amendment No. 1 to the Registration Statement on Form S-1 of Affinia Group Holdings Inc. filed on August 12, 2010.

10.15#	Amended and Restated Employment Agreement, dated December 15, 2008, by and between Affinia Group Inc. and Keith A. Wilson, which is incorporated herein by reference from Exhibit 10.13 on Form 10-K of Affinia Group Intermediate Holdings Inc. filed on March 6, 2009.

Exhibit Number	Description of Exhibit

10.16#	Amendment No. 1 to the Amended and Restated Employment Agreement, dated August 12, 2010, by and between Affinia Group Inc. and Keith A. Wilson, which is incorporated herein by reference from Exhibit 10.25 of Amendment No. 1 to the Registration Statement on Form S-1 of Affinia Group Holdings Inc. filed on August 12, 2010.

10.17#	Amended and Restated Employment Agreement, dated December 15, 2008, by and between Affinia Group Inc. and Thomas H. Madden, which is incorporated herein by reference from Exhibit 10.15 on Form 10-K of Affinia Group Intermediate Holdings Inc. filed on March 6, 2009.

10.18#	Amendment No. 1 to the Amended and Restated Employment Agreement, dated August 12, 2010, by and between Affinia Group Inc. and Thomas H. Madden, which is incorporated herein by reference from Exhibit 10.23 of Amendment No. 1 to the Registration Statement on Form S-1 of Affinia Group Holdings Inc. filed on August 12, 2010.

10.19#	Amended and Restated Employment Agreement, dated December 15, 2008, by and between Affinia Group Inc. and Steven E. Keller, which is incorporated herein by reference from Exhibit 10.16 on Form 10-K of Affinia Group Intermediate Holdings Inc. filed on March 6, 2009.

10.20#	Amendment No. 1 to the Amended and Restated Employment Agreement, dated August 12, 2010, by and between Affinia Group Inc. and Steven E. Keller, which is incorporated herein by reference from Exhibit 10.22 of Amendment No. 1 to the Registration Statement on Form S-1 of Affinia Group Holdings Inc. filed on August 12, 2010.

10.21#	Affinia Group Holdings Inc. 2005 Stock Incentive Plan amended as of November 14, 2006 and January 1, 2007, which is incorporated herein by reference from Exhibit 10.18 on Form 10-K of Affinia Group Intermediate Holdings Inc. filed on March 6, 2009.

10.22#	Amendment to Affinia Group Holdings Inc. 2005 Stock Incentive Plan, dated August 25, 2010, which is incorporated herein by reference from Exhibit 10.28 on Form 10-Q of Affinia Group Intermediate Holdings Inc. filed November 12, 2010.

10.23#	Amendment to Affinia Group Holdings Inc. 2005 Stock Incentive Plan, dated December 2, 2010, which is incorporated herein by reference from Exhibit 10.23 on Form 10-K of Affinia Group Intermediate Holdings Inc. filed on March 11, 2011.

10.24#	Form of Nonqualified Stock Option Agreement, which is incorporated herein by reference from Exhibit 10.17 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005.

10.25	Form of Management Stockholder’s Agreement, which is incorporated herein by reference from Exhibit 10.11 of Amendment No. 3 to the Registration Statement on Form S-1 of Affinia Group Holdings Inc. filed on November 22, 2010.

10.26	Form of Sale Participation Agreement, which is incorporated herein by reference from Exhibit 10.12 of Amendment No. 3 to the Registration Statement on Form S-1 of Affinia Group Holdings Inc. filed on November 22, 2010.

10.27	Form of Supplemental Agreement to the Management Stockholder’s Agreement and the Sale Participation Agreement, which is incorporated herein by reference from Exhibit 10.26 on Form 10-Q of Affinia Group Intermediate Holdings Inc. filed on November 12, 2010.

10.28	Form of Management Confidentiality, Non-Competition and Proprietary Information Agreement, which is incorporated herein by reference from Exhibit 10.27 on Form 10-Q of Affinia Group Intermediate Holdings Inc. filed on November 12, 2010.

10.29	Form of Restricted Stock Unit Agreement, which is incorporated herein by reference from Exhibit 10.29 of Amendment No. 3 to the Registration Statement on Form S-1 of Affinia Group Holdings Inc. filed on November 22, 2010.

10.30	Shares Transfer Agreement, dated as of June 30, 2008, between Zhang Haibo and Affinia Group Inc., which is incorporated herein by reference from Exhibit 10.1 on Form 8-K of Affinia Group Intermediate Holdings Inc. filed on July 2, 2008.

10.31	Shareholders’ Agreement, dated October 31, 2008, among Zhang Haibo, Affinia Acquisition LLC and HBM Investment Limited, which is incorporated herein by reference from Exhibit 10.14 of the Registration Statement on Form S-1 of Affinia Group Holdings Inc. filed on June 25, 2010.

10.32	ABL Credit Agreement, dated August 13, 2009, which is incorporated herein by reference from Exhibit 10.1 on the Registration Statement on Form S-1 of Affinia Group Holdings Inc. filed on August 12, 2010.

Exhibit Number	Description of Exhibit

10.33	Omnibus Amendment to ABL Credit Agreement, dated September 15, 2009, which is incorporated herein by reference from Exhibit 10.16 of Amendment No. 1 to the Registration Statement on Form S-1 of Affinia Group Holdings Inc. filed on August 12, 2010.

10.34	Second Amendment to ABL Credit Agreement, dated March 8, 2010, which is incorporated herein by reference from Exhibit 10.17 of Amendment No. 1 to the Registration Statement on Form S-1 of Affinia Group Holdings Inc. filed on August 12, 2010.

10.35	Third Amendment to ABL Credit Agreement, dated November 30, 2010, which is incorporated by reference from Exhibit 1.01 on Form 8-K of Affinia Group Holdings Inc. filed on December 6, 2010.

10.36	Collateral Agreement, dated August 13, 2009, among the Company, the Guarantors, and Wilmington Trust FSB, as collateral agent, which is incorporated herein by reference from Exhibit 4.4 on Form 8-K of Affinia Group Intermediate Holdings Inc. filed on August 19, 2009.

10.37	U.S. Security Agreement, dated August 13, 2009, among the Company, the Guarantors, and Bank of America, N.A., as collateral agent, which is incorporated herein by reference from Exhibit 4.5 on Form 8-K of Affinia Group Intermediate Holdings Inc. filed on August 19, 2009.

10.38	Lien Subordination and Intercreditor Agreement, dated August 13, 2009, among the Company, the Guarantors, and Bank of America, N.A., as collateral agent and Wilmington Trust FSB, as noteholder collateral agent, which is incorporated herein by reference from Exhibit 4.6 on Form 8-K of Affinia Group Intermediate Holdings Inc. filed on August 19, 2009.

10.39	Agreement between Brake Parts Inc. and Klarius Group Limited and Bank of America, N.A.S. dated February 2, 2010, which is incorporated herein by reference from Exhibit 10.1 on Form 8-K of Affinia Group Intermediate Holdings Inc. filed on February 8, 2010.

10.40	Advisory Agreement, dated January 1, 2011, among Affinia Group Inc., Affinia Group Intermediate Holdings Inc., Affinia Group Holdings Inc. and Cypress Advisors, Inc., which is incorporated herein by reference from Exhibit 10.40 on Form 10-K of Affinia Group Intermediate Holdings Inc. filed on March 11, 2011.

10.41	Advisory Agreement, dated January 1, 2011, among Affinia Group Inc., Affinia Group Intermediate Holdings Inc., Affinia Group Holdings Inc. and Torque Capital Group LLC, which is incorporated herein by reference from Exhibit 10.41 on Form 10-K of Affinia Group Intermediate Holdings Inc. filed on March 11, 2011.

Exhibit Number	Description of Exhibit

21.1*	List of Subsidiaries.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Terry R. McCormack, our Chief Executive Officer, President and Director, and Thomas H. Madden, our Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	filed herewith
#	management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFINIA GROUP INTERMEDIATE HOLDINGS INC.

By:	/S/ TERRY R. MCCORMACK
Terry R. McCormack
President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: March 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2012.

	Signature	Title

By:	/s/ TERRY R. MCCORMACK Terry R. McCormack	President, Chief Executive Officer, and Director (Principal Executive Officer)

By:	/s/ THOMAS H. MADDEN Thomas H. Madden	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ SCOT S. BOWIE Scot S. Bowie	Chief Accounting Officer (Principal Accounting Officer)

By:	/s/ JAMES A. STERN James A. Stern	Chairman of the Board of Directors

By:	/s/ WILLIAM M. LASKY William M. Lasky	Director

By:	/s/ JAMES S. MCELYA James S. McElya	Director

By:	/s/ DONALD J. MORRISON Donald J. Morrison	Director

By:	/s/ JOSEPH A. ONORATO Joseph A. Onorato	Director

By:	/s/ JOSEPH E. PARZICK Joseph E. Parzick	Director

By:	/s/ JOHN M. RIESS John M. Riess	Director