Form 10-Q
period 2012-03-31
Affinia Group Intermediate Holdings Inc.
filed 2012-05-14
CIK 1328655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2012.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 1,000 shares outstanding of the registrant’s common stock as of May 14, 2012 (all of which are privately owned and not traded on a public market).

Index

Affinia Group Intermediate Holdings Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements may include comments concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical. When used in this report, the words “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “plans,” “projects,” or future or conditional verbs, such as “could,” “may,” “should,” or “will,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends and data are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there is no assurance that these expectations, beliefs and projections will be achieved. For a more detailed discussion of these risks and uncertainties, see Part I, “Item 1A. Risk Factors” in our Annual Report on form 10-K for the year ended December 31, 2011. With respect to all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and other important factors include, among others, continued volatility in and disruption to the global economy and the resulting impact on the availability and cost of credit; financial viability of key customers and key suppliers; our dependence on our largest customers; increased crude oil and gasoline prices and resulting reductions in global demand for the use of automobiles; the shift in demand from premium to economy products; pricing and pressures from imports; increasing costs for manufactured components, raw materials and energy prices; the expansion of return policies or the extension of payment terms; risks associated with our non-U.S. operations; risks related to our receivables factoring arrangements; product liability and warranty and recall claims brought against us; reduced inventory levels by our distributors resulting from consolidation and increased efficiency; environmental and automotive safety regulations; the availability of raw materials, manufactured components or equipment from our suppliers; challenges to our intellectual property portfolio; our ability to develop improved products; the introduction of improved products and services that extend replacement cycles otherwise reduce demand for our products; our ability to achieve cost savings from our restructuring plans; work stoppages, labor disputes or similar difficulties that could significantly disrupt our operations; our ability to successfully combine our operations with any businesses we have acquired or may acquire; our ability to successfully complete divestitures without significant business disruptions, including potential sale of the Brake North America and Asia operations; risk of impairment charges to our long-lived assets; risk of impairment to intangibles and goodwill; the risk of business disruptions related to a variety of events or conditions including natural and man-made disasters; risks associated with foreign exchange rate fluctuations; risks associated with our expansion into new markets; the impact on our tax rate resulting from the mix of our profits and losses in various jurisdictions; reductions in the value of our deferred tax assets; difficulties in developing, maintaining or upgrading information technology systems; risks associated with doing business in corrupting environments; our substantial leverage and limitations on flexibility in operating our business contained in our debt agreements. Additionally, there may be other factors that could cause our actual results to differ materially from the forward-looking statements. Our forward-looking statements are only as of the date of this report or as of the date they are made and we undertake no obligation to update forward-looking statements.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Affinia Group Intermediate Holdings Inc.

Unaudited Condensed Consolidated Statements of Operations

(Dollars in millions)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2012
Net sales	$366	$364
Cost of sales	(283)	(287)

Gross profit	83	77
Selling, general and administrative expenses	(50)	(46)

Operating profit	33	31
Interest expense	(17)	(16)

Income from continuing operations before income tax provision, equity in income and noncontrolling interest	16	15
Income tax provision	(4)	(5)
Equity in income, net of tax	—	1

Net income from continuing operations	12	11
Loss from discontinued operations, net of tax	(9)	(5)

Net income	3	6
Less: net income attributable to noncontrolling interest, net of tax	1	—

Net income attributable to the Company	$2	$6

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income

(Dollars in millions)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2012
Net income	$3	$6
Other comprehensive income, net of tax:
Change in foreign currency translation adjustments	12	12

Total other comprehensive income	12	12

Total comprehensive income	15	18
Less: comprehensive income attributable to noncontrolling interest, net of tax	1	—

Comprehensive income attributable to the Company	$14	$18

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Unaudited Condensed Consolidated Balance Sheets

(Dollars in millions)	December 31, 2011	March 31, 2012
Assets
Current assets:
Cash and cash equivalents	$54	$49
Trade accounts receivable, less allowances of $1 million for 2011 and 2012	211	206
Inventories, net	276	289
Current deferred taxes	60	60
Prepaid taxes	21	24
Other current assets	22	20
Current assets of discontinued operations	416	406

Total current assets	1,060	1,054
Property, plant, and equipment, net	118	121
Goodwill	28	26
Other intangible assets, net	94	92
Deferred financing costs	18	17
Deferred income taxes	109	112
Investments and other assets	32	32

Total assets	$1,459	$1,454

Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$126	$164
Notes payable	20	20
Other accrued expenses	80	83
Accrued payroll and employee benefits	10	18
Current liabilities of discontinued operations	183	166

Total current liabilities	419	451
Long-term debt	678	628
Deferred employee benefits and other noncurrent liabilities	15	10

Total liabilities	1,112	1,089

Contingencies and commitments
Common stock, $.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	458	458
Accumulated deficit	(130)	(124)
Accumulated other comprehensive income	6	18

Total shareholder’s equity of the Company	334	352
Noncontrolling interest in consolidated subsidiaries	13	13

Total shareholder’s equity	347	365

Total liabilities and shareholder’s equity	$1,459	$1,454

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in millions)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2012
Operating activities
Net income	$3	$6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10	6
Stock-based compensation	1	—
Provision for deferred income taxes	—	(3)
Change in trade accounts receivable	(27)	(8)
Change in inventories	(34)	8
Change in other current operating assets	2	19
Change in other current operating liabilities	14	27
Change in other	—	2

Net cash provided by (used in) operating activities	(31)	57

Investing activities
Change in restricted cash	(2)	2
Additions to property, plant and equipment	(16)	(5)
Other investing activities	2	—

Net cash used in investing activities	(16)	(3)

Financing activities
Net increase (decrease) in other short-term debt	8	(10)
Payments of other debt	(2)	—
Net proceeds from (payments of) ABL Revolver	40	(50)

Net cash provided by (used in) financing activities	46	(60)
Effect of exchange rates on cash	1	1
Decrease in cash and cash equivalents	—	(5)
Cash and cash equivalents at beginning of the period	55	54

Cash and cash equivalents at end of the period	$55	$49

Supplemental cash flows information
Cash paid during the period for:
Interest	$12	$12
Income taxes	$8	$5
Noncash investing and financing activities:
Additions to property, plant and equipment included in accounts payable	$—	$3

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business

Affinia Group Intermediate Holdings Inc. is a global leader in the commercial and light vehicle replacement products and services industry. We derive approximately 99% of our sales from this industry. We design, manufacture, distribute and market a broad range of filtration, chassis, brake and other products in North America, Europe, South America, and Asia and generate sales in over 70 countries. We market our products under a variety of well known brands including WIX®, Raybestos®, FiltronTM, Nakata®, McQuay-Norris® and ecoLAST®. Additionally, we provide private label products to large distributors, such as NAPA®,CARQUEST® and ACDelco®. We are controlled by affiliates of The Cypress Group L.L.C (collectively, “Cypress”).

Affinia Group Inc., the Company’s direct, wholly-owned subsidiary and a Delaware corporation formed on June 28, 2004, entered into a stock and asset purchase agreement on November 30, 2004, as amended with Dana Corporation, which provided for the acquisition by Affinia Group Inc. of substantially all of Dana Corporation’s aftermarket business operations (the “Acquisition”).

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. In these Notes to the Unaudited Condensed Consolidated Financial Statements, the terms “the Company,” “we,” “our” and “us” refer to Affinia Group Intermediate Holdings Inc. and its subsidiaries on a consolidated basis.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The interim financial information is prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and such principles are applied on a basis consistent with information reflected in our Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim period.

Principles of Consolidation

In accordance with Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” the consolidated financial statements include the accounts of Affinia Group Intermediate Holdings Inc. and its wholly owned subsidiaries and majority-owned subsidiaries. All intercompany transactions have been eliminated. Equity investments in which we exercise significant influence but do not control are accounted for using the equity method. Investments in which we are not able to exercise significant influence over the investee are accounted for under the cost method.

Note 3. New Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” Key provisions of the amendments in ASU 2011-04 include: (1) a prohibition on grouping financial instruments for purposes of determining fair value, except in limited cases; (2) an extension of the prohibition against the use of a blockage factor to all fair value measurements; and (3) a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. For items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. This ASU is effective for interim and annual periods beginning after December 15, 2011. We adopted ASU 2011-04 prospectively for the quarter ending March 31, 2012. The implementation of this update did not have a significant effect on our fair value measurements utilized and the related disclosures.

In June 2011, the FASB amended ASC 220, “Comprehensive Income” with ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income,” which revises the manner in which comprehensive income is presented in an entity’s financial statements. This update requires the presentation of the components of comprehensive income in either a continuous statement of comprehensive income or in two separate but consecutive financial statements. The option to present comprehensive income on the statement of stockholders’ equity has been eliminated. The provisions of this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted ASU 2011-05 for the quarter ending March 31, 2012 and retrospectively for the quarter ending March 31, 2011. The implementation of this update resulted in presentation changes only.

In September 2011, the FASB amended ASC 350, “Intangibles – Goodwill and Other” with ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is not more likely than not less than the carrying amount, the two-step impairment test would not be required. Otherwise, further testing would be needed. The amendments are effective for all entities for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted ASU 2011-08 for the fiscal year ending December 31, 2011 as early adoption was permitted.

Note 4. Discontinued Operation – Brake

In the fourth quarter of 2011, we committed to a plan to sell the Brake North America and Asia group. In accordance with ASC Topic 205-20, “Presentation of Financial Statements – Discontinued Operations,” the Brake North America and Asia group qualified as a discontinued operation. The consolidated statements of operations for all periods presented have been adjusted to reflect this group as a discontinued operation. The consolidated statements of cash flows for all periods presented were not adjusted to reflect this group as a discontinued operation. The table below summarizes the Brake North America and Asia group’s net sales, loss before income tax provision, income tax provision, loss from discontinued operations, net of tax, net income attributable to noncontrolling interest, net of tax and loss attributable to the discontinued operations.

(Dollars in millions)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2012
Net sales	$139	$151
Loss before income tax provision	(12)	(6)
Income tax benefit	3	1

Loss from discontinued operations, net of tax	(9)	(5)
Less: net income attributable to noncontrolling interest, net of tax	1	—

Loss attributable to the discontinued operations	$(10)	$(5)

The aftermarket brake industry is a highly competitive, and price sensitive market. Over the past several years, we have addressed this by moving our manufacturing from high cost facilities, to state of the art low cost country manufacturing in China and India in particular. This transformation is now complete. There are any number of importers of brake products who do not design, manufacture, or for that matter warehouse and distribute on a mass scale, but strictly offer a short line of products to the industry. Affinia has developed the strategy over many years, of providing our customers with an extensive range of not only products, but services such as detailed product catalogs, e-catalogs, technical services and training, electronic data interchange, point of sale marketing materials, and direct shipments to jobber and retail outlets. These additional offerings help build customer loyalty and generate repeat business while differentiating us from our competitors. In pursuit of this strategy, and in response to the changing dynamics of the brake industry, we have made the decision to engage in a plan to sell the Brake North America and Asia group. We expect to sell the group during 2012.

In accordance with ASC Topic 360, “Property, Plant, and Equipment,” intangibles and other long-lived assets are assessed for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. The Company determined at the end of 2011 that the net carrying value of the Brake North America and Asia group may not be recoverable through the sales process.

The fair value of the Brake North America and Asia group assets held for sale were determined based on current market data, discounted cash flow model and observable valuation multiples for comparable companies. As a result, an impairment charge of $165 million was recorded within discontinued operations in 2011 to reduce the carrying value of the business to expected realizable value. A tax benefit to the Company of $57 million was recorded in 2011 relating to the impairment.

The following table shows an analysis of assets and liabilities held for sale:

(Dollars in millions)	December 31, 2011	March 31, 2012
Restricted cash	$7	$5
Accounts receivable	75	94
Inventory	221	206
Current deferred taxes	4	4
Prepaid taxes	51	30
Other current assets	7	11
Property, plant and equipment	122	126
Goodwill	25	25
Other intangible assets	53	53
Deferred income taxes	7	7
Other assets	9	10
Impairment of assets	(165)	(165)

Total assets of discontinued operations	$416	$406

Accounts payable	$59	$61
Notes payable	20	11
Other accrued expenses	82	65
Accrued payroll and employee benefits	14	16
Deferred employee benefits and other noncurrent liabilities	8	13

Total liabilities of discontinued operations	$183	$166

Note 5. Derivatives

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

Our currency derivatives are undesignated hedges of specific net monetary asset balances subject to currency revaluation. Changes in the fair value of these hedging transactions are recognized in income each accounting period. At March 31, 2012, the aggregate notional amount of our currency derivatives was $65 million having a fair market value of less than $1 million in assets and liabilities, respectively.

The Company’s outstanding currency forward contracts are recorded in the Consolidated Balance Sheets as “Other current assets” or “Other accrued expenses,” accordingly. Currency derivative gains and losses are recognized in “Other income, net” in the Consolidated Statements of Operations in the reporting period of occurrence. The Company has not recorded currency derivative gains (losses) to other comprehensive income nor has it reclassified prior period currency derivative results from other comprehensive income to earning during the last twelve months. The Company does not anticipate that it will record any currency derivative gains or losses to other comprehensive income or that it will reclassify prior period currency derivative results from other comprehensive income to earnings in the next twelve months.

The notional amount and fair value of our outstanding currency forward contracts were as follows:

(Dollars in millions)	Notional Amount	Asset Derivative	Liability Derivative
As of March 31, 2012	$65	$—	$—
As of December 31, 2011	$62	$1	$—

Currency derivative gains and losses are recognized in “Other income, net” in the Consolidated Statements of Operations in the reporting period of occurrence. The short-term currency exchange rate forward contracts are intended to offset the currency exchange gain or loss related to the re-measurement process. The currency gains and losses are as follows:

(Dollars in millions)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2012
Gain on derivative instruments	$2	$1

Note 6. Fair Value of Debt

Our debt consists of notes that are publicly traded, an ABL revolver and other short-term borrowings. The fair value framework requires the categorization of our debt into three levels based upon the assumptions (inputs) used to determine fair value. The fair value of debt and the categorization of the hierarchy level of fair value, net of discount, is as follows:

Fair Value of Debt at December 31, 2011

(Dollars in millions)	Book Value of Debt	Fair Value Factor	Fair Value of Debt
Senior subordinated notes, due November 2014(1)	$367	99.69%	$366
Senior secured notes, due August 2016(1)	201	109.06%	219
ABL revolver, due November 2015(2)	110	100%	110
Other debt(2) (3)	20	100%	20

Total fair value of debt at December 31, 2011(3)			$715

Fair Value of Debt at March 31, 2012

(Dollars in millions)	Book Value of Debt	Fair Value Factor	Fair Value of Debt
Senior subordinated notes, due November 2014(1)	$367	101.25%	$372
Senior secured notes, due August 2016(1)	201	109.94%	221
ABL revolver, due November 2015(2)	60	100%	60
Other debt(2) (3)	20	100%	20

Total fair value of debt at March 31, 2012(3)			$673

(1)	The fair value of the long-term debt was estimated based on quoted market prices obtained through broker or pricing services and categorized within Level 2 of the hierarchy. The fair value of our debt that is publicly traded in the secondary market is classified as Level 2 and is based on current market yields obtained through broker or pricing services.
(2)	The carrying value of fixed rate short-term debt and the debt included in discontinued operations approximates fair value because of the short term nature of these instruments, and the carrying value of the Company’s current floating rate debt instruments approximates fair value because of the variable interest rates pertaining to those instruments. The fair value of debt is categorized within Level 2 of the hierarchy.
(3)	The debt as of December 31, 2011 and March 31, 2012 excludes $20 million and $11 million, respectively, of notes payable in our Brake North America and Asia group, which is classified in current liabilities of discontinued operations.

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

(Dollars in millions)	At December 31, 2011(1)	At March 31, 2012(1)
Raw materials	$68	$70
Work- in- process	19	16
Finished goods	189	203

	$276	$289

(1)	The inventory as of December 31, 2011 and March 31, 2012 excludes $221 million and $206 million, respectively, of inventory in our Brake North America and Asia group, which is classified in current assets of discontinued operations.

Note 8. Goodwill

Goodwill as of March 31, 2012 was $26 million and consisted of the following: $22 million for the acquisition of North America Parts Distributors, Inc. (“NAPD”), $2 million for the initial acquisition in 2004 and $2 million for a minor acquisition in 2008. For the 2004 acquisition, in accordance with ASC Topic 805-740 the tax benefit for the excess of tax-deductible goodwill over the reported amount of goodwill is applied to first reduce the goodwill related to the 2004 acquisition. The tax benefit for the excess of tax deductible goodwill reduced reported goodwill by approximately $8 million during 2011 and $2 million during the first three months of 2012. We anticipate reported goodwill being further reduced during the remainder of 2012. Once the reported amount of goodwill for the 2004 acquisition is reduced to zero, the remaining tax benefit reduces the basis of intangible assets purchased in the 2004 acquisition. Any remaining tax benefit reduces the income tax provision.

The following table summarizes our goodwill activity, which is related to the On and Off-highway segment for the first three months of 2012:

(Dollars in millions)	Three Months Ended March 31, 2012
Balance at December 31, 2011(1)	$28
Tax benefit reductions	(2)

Balance at March 31, 2012(1)	$26

(1)	The goodwill as of December 31, 2011 and March 31, 2012 excludes $25 million of goodwill in our Brake North America and Asia group, which is classified in current assets of discontinued operations.

Note 9. Commitments and Contingencies

At March 31, 2012, the Company had purchase commitments for property, plant and equipment of approximately $4 million, which excludes our Brake North America and Asia group purchase commitments for property, plant and equipment of approximately $3 million.

A reconciliation of the changes in our return reserves, which is included in other accrued expenses, is as follows:

(Dollars in millions)	Three Months Ended March 31, 2011(1)	Three Months Ended March 31, 2012(2)
Beginning balance	$17	$11
Amounts charged to revenue	11	6
Returns processed	(11)	(6)

Ending balance	$17	$11

(1)	Includes our Brake North America and Asia group, which is classified as discontinued operations that had amounts charged to revenue of $6 million for the three months ended March 31, 2011 and returns processed of $6 million for the three months ended March 31, 2011. The return reserve as of March 31, 2011 includes $8 million in our Brake North America and Asia group.
(2)	Excludes our Brake North America and Asia group, which is classified as discontinued operations that had amounts charged to revenue of $4 million for the three months ended March 31, 2012 and returns processed of $4 million for the three months ended March 31, 2012. The return reserve as of December 31, 2011 and March 31, 2012 excludes $6 million in our Brake North America and Asia group, which is classified in current liabilities of discontinued operations.

Note 10. Income Taxes

The total amount of unrecognized tax benefits as of December 31, 2011 and March 31, 2012 was $2 million, and if recognized, would affect the effective tax rate. The Company recognizes interest related to unrecognized tax benefits in interest expense and recognizes penalties as part of the income tax provision. As of March 31, 2012, the Company’s accrual for interest and penalties was less than $1 million. The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. For jurisdictions in which the Company transacts significant business, tax years ended December 31, 2004 and later remain subject to examination by tax authorities. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months. The effective tax rate was 25% and 33% for the first three months of 2011 and 2012, respectively.

Note 11. Legal Proceedings

On March 31, 2008, a class action lawsuit was filed by S&E Quick Lube Distributors, Inc. of Utah against several auto parts manufacturers for allegedly conspiring to fix prices for replacement oil, air, fuel and transmission filters. Several auto parts companies are named as defendants, including Champion Laboratories, Inc., Purolator Filters NA LLC, Honeywell International Inc., Cummins Filtration Inc., Donaldson Company, Baldwin Filters Inc., Bosch USA., Mann + Hummel USA Inc., ArvinMeritor Inc., United Components Inc. and Wix Filtration Corp LLC (“Wix Filtration”), one of our subsidiaries. The lawsuit is currently pending as a consolidated Multi-District Litigation (“MDL”) Proceeding in Chicago, IL because of multiple “tag-along” filings in several jurisdictions. Two suits have also been filed in the Canadian provinces of Ontario and Quebec. Wix Filtration, along with other named defendants, has filed various motions to dismiss plaintiffs’ complaints, which were denied by the court in December 2009. Several defendants, including Wix Filtration, refiled motions to dismiss based upon plaintiffs’ most recent amended complaint. The court denied those motions in September 2010. In June 2011, the U.S. Department of Justice indicted the plaintiffs’ main witness, William Burch, for making false statements in connection with the litigation. Burch pleaded guilty, was sentenced to two years in prison and the parties are now considering the implications. Three defendants to the action, Baldwin Filters Inc., Cummins Filtration Inc. and Donaldson Company, settled the claims against them for minimal payments in the fall of 2011. In January 2012, all parties to the lawsuit participated in a settlement conference with the Court without success. Shortly afterwards, defendants Wix Filtration, Honeywell and Champion, were able to combine their contributions toward settlement to reach an agreement with plaintiffs to avoid the cost of further litigation. The parties have signed a settlement agreement and submitted the settlement agreement to the court for approval.

On September 30, 2011, we entered into a settlement agreement with Satisfied Brake Products Inc. (‘Satisfied”) for $10 million to settle our claims against Satisfied for their theft of our trade secrets. Upon execution of the settlement agreement, $2.5 million was due immediately and up to an additional $7.5 million is to be provided after liquidation of Satisfied’s business. On September 30, 2011, we recorded a gain of $2.5 million in continuing operations in the consolidated financial statements. Additionally, we recorded $4 million as a gain in continuing operations in the first quarter of 2012. We will record the rest of the income from settlement once the realization is assured beyond a reasonable doubt, which we anticipate will occur if and when we receive the assets of the settlement.

The Company has various accruals for civil liability, including product liability, and other costs. If there is a range of equally probable outcomes, we accrue at the lower end of the range. The Company had $4 million accrued as of December 31, 2011 and March 31, 2012. In addition, we have various other claims that are reasonably possible of occurrence that range from less than $1 million to $10 million. There are no recoveries expected from third parties.

Note 12. Restructuring of Operations

The restructuring charges consist of employee termination costs, other exit costs and impairment costs. Severance costs are being accounted for in accordance with ASC Topic 420, “Exit or Disposal Cost Obligations” and ASC Topic 712, “Compensation – Nonretirement Postemployment Benefits.” The following summarizes the restructuring charges and activity for the Company:

Accrued Restructuring

(Dollars in millions)	Continuing Operations	Discontinued Operations	Total
Balance at December 31, 2011	$2	$1	$3
Charges to expense:
Employee termination benefits	1	2	3
Asset write-offs expense	—	1	1
Other expenses	—	1	1

Total restructuring expenses	1	4	5
Cash payments and asset write-offs:
Cash payments	(1)	(2)	(3)
Asset retirements and other	—	(1)	(1)

Balance at March 31, 2012	$2	$2	$4

At March 31, 2012, $4 million of restructuring charges remained in other accrued expenses, relating to wage and healthcare continuation for severed employees and other termination costs. These remaining benefits are expected to be paid during 2012. The following table shows the restructuring expenses by segment:

(Dollars in millions)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2012
On and Off-highway segment	$—	$—
Brake South America segment	—	—
Corporate, eliminations and other	—	1

	—	1
Discontinued operations:
Brake North America and Asia group	2	4
Commercial Distribution Europe segment	—	—

Total	$2	$5

Note 13. Segment and Geographic Information

The products, customer base, distribution channel, manufacturing process, and procurement are similar throughout all of the Company’s operations. However, due to different economic characteristics in the Company’s operations and in conformity with ASC Topic 280, “Segment Reporting,” the Company presented three separate reporting segments: (1) the On and Off-highway segment, which aggregates the Filtration, Chassis and Commercial Distribution South America operating segments, (2) South America other segment (which was formerly referred to as Brake South America segment) and (3) Discontinued operation, which includes the Commercial Distribution Europe segment and Brake North America and Asia group. All three segments are in the On and Off-highway industry but for segment reporting purposes we refer to the first segment as the On and Off-highway segment. Because of the sale of our Commercial Distribution Europe segment, the Commercial Distribution Europe segment was classified as discontinued operations and, as such, is not presented in the net sales and operating profit segment tables below. Also, our Brake North America and Asia group was classified as discontinued operations as of December 31, 2011 and, as such, is not presented in the net sales and operating profit segment tables below. See “Note 4. Discontinued Operation—Brake.” Segment net sales, operating profit, total assets, depreciation and amortization and capital expenditures were as follows:

	Net Sales
(Dollars in millions)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2012
On and Off-highway segment	$365	$360
South America other segment	4	5
Corporate, eliminations and other	(3)	(1)

	$366	$364

	Operating Profit
(Dollars in millions)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2012
On and Off-highway segment	$43	$35
South America other segment	(1)	—
Corporate, eliminations and other	(9)	(4)

	$33	$31

	Total Assets
(Dollars in millions)	December 31, 2011	March 31, 2012
On and Off-highway segment	$716	$738
South America other segment	19	17
Corporate, eliminations and other	308	293
Assets of discontinued operations	416	406

	$1,459	$1,454

	Depreciation and Amortization
(Dollars in millions)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2012
On and Off-highway segment	$4	$5
South America other segment	—	—
Corporate, eliminations and other	2	1

Total from continuing operations	6	6
Discontinued operations(1)	4	—

	$10	$6

(1)	The depreciation and amortization for the long-lived assets to be disposed of by sale was ceased on December 31, 2011 in accordance with ASC 360, “Property, Plant and Equipment.”

	Capital Expenditures
(Dollars in millions)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2012
On and Off-highway segment	$7	$2
South America other segment	—	—
Corporate, eliminations and other	—	—

Total from continuing operations	7	2
Discontinued operations	9	3

	$16	$5

Net sales by geographic region were determined based on origin of sale and are as follows:

(Dollars in millions)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2012
Brazil	$105	$102
Canada	18	17
Poland	36	34
Other Countries	20	27

Total Other Countries	179	180
United States	187	184

	$366	$364

Geographic data for long-lived assets are comprised of property, plant and equipment, goodwill, other intangible assets and deferred financing costs and are as follows:

(Dollars in millions)	December 31, 2011(1)	March 31, 2012(1)
Brazil	$14	$14
China	14	15
Poland	26	28
Other Countries	11	10

Total Other Countries	65	67
United States	193	189

	$258	$256

(1)	Long-lived assets as of December 31, 2011 and March 31, 2012 excludes $200 million and $204 million, respectively, in our Brake North America and Asia group, which is classified in current assets of discontinued operations.

We offer primarily two types of products: filtration products, which include oil, fuel, air and other filters and chassis products, which include steering, suspension and driveline components. Additionally, we have Commercial Distribution South America products, which offer chassis, filtration and other products. The Company’s sales by group of similar products are as follows:

(Dollars in millions)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2012
Filtration products	$196	$205
Chassis products	59	48
Commercial Distribution South America products	110	107
Corporate, eliminations and other(1)	1	4

	$366	$364

(1)	Other includes our South America other segment.

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

	December 31, 2011	March 31, 2012
Restricted stock units	242,000	242,000
Stock options	28,680	31,221
Deferred compensation shares	30,819	30,236
Stock award	163	163
Shares available	48,338	46,380

Number of shares of common stock subject to awards	350,000	350,000

Stock Options

As of March 31, 2012, 31,221 stock options had been awarded, which included exercised options of 3,000, vested options of 27,221 and 1,000 unvested options. Pursuant to the terms of the 2005 Stock Plan, each option expires on August 1, 2015. The exercise price is $100 per option.

We account for our employee stock options under the fair value method of accounting using a Black-Scholes model to measure stock-based compensation expense at the date of grant. Dividend yields were not a factor because there were no cash dividends declared during 2011 and the first three months of 2012. Our weighted-average Black-Scholes fair value assumptions include:

	2011	2012
Weighted-average effective term	5.1 years	5.1 years
Weighted-average risk free interest rate	4.34%	4.34%
Weighted-average expected volatility	39.9%	39.9%
Weighted-average fair value of options (Dollars in millions)	$1	$1

The fair value of the stock option grants is amortized to expense over the vesting period. The Company reduces the overall compensation expense by a turnover rate consistent with historical trends. Stock-based compensation expense, which was recorded in selling, general and administrative expenses, and tax related income tax benefits were nil and less than $1 million for each of the three month periods ending March 31, 2011 and 2012, respectively.

Options
Outstanding at December 31, 2011(1)	28,680
Forfeited/expired	(459)

Outstanding at March 31, 2012(1)	28,221

(1)	Excludes 3,000 options that were exercised as of December 31, 2011 and March 31, 2012.

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

On December 23, 2011, Affinia Group Holdings Inc. completed another Option Exchange. The Option Exchange election period commenced on December 1, 2011 and expired on December 23, 2011. The completion of the Option Exchange for the RSUs occurred on December 23, 2011, and 100% of the two eligible option holders elected to participate. Affinia Group Holdings Inc. accepted for exchange options to purchase a total of 825 shares of Affinia Group Holdings Inc.’s common stock. All surrendered options were cancelled in exchange for RSUs. The options had been fully expensed by the exchange date. The total RSUs issued on December 23, 2011 covered 4,000 shares of Affinia Group Holdings Inc.’s common stock.

Restricted Stock Units

The RSUs granted in connection with the Option Exchange are governed by the 2005 Stock Plan and a Restricted Stock Unit Award Agreement.

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

As of March 31, 2012, 242,000 RSUs had been awarded, none of which have vested. We estimate the fair value of market-based RSUs using a Monte Carlo simulation model on the date of grant. Our weighted-average Monte Carlo fair value assumptions include:

	Cypress Scenario	IPO Scenario
Effective term	0.6 years	1.4 years
Expected volatility	70%	70%
Fair value of an RSU	$107.92	$124.41
Expected expense (Dollars in millions)	$26	$30

In the event that either of the performance-based conditions (Cypress Scenario or IPO Scenario) is met, the fair value of the RSUs will be recognized in stock-based compensation expense either (1) pro rata over the requisite service term including a cumulative catch-up related to service provided through the date the performance condition is met or (2) in full once the respective market-based condition is met or (3) in full if the requisite service period has already passed when the performance condition is met. Stock-based compensation expense, which would be recorded in selling, general and administrative expenses, and tax related income tax benefits was not recorded for the first three months of 2012 as neither of the performance conditions have been met. If the RSUs do not vest prior to ten years from the date of grant, then the RSUs will expire. If the performance condition is met on the 242,000 RSUs, the amount of expense we would have to record is $30 million under the IPO scenario or $26 million under the Cypress scenario.

RSUs
Outstanding at December 31, 2011	242,000
Granted	—
Forfeited/expired	—

Outstanding at March 31, 2012	242,000

Deferred Compensation Plan

We started a deferred compensation plan in 2008 that permits executives to defer receipt of all or a portion of the amounts payable under our non-equity incentive compensation plan. All amounts deferred are treated solely for purposes of the plan to have been notionally invested in the common stock of Affinia Group Holdings Inc. As such, the accounts under the plan will reflect investment gains and losses associated with an investment in the Affinia Group Holdings Inc.’s common stock. We match 25% of the deferral with an additional notional investment in common stock of Affinia Group Holdings Inc., which is subject to vesting as provided in the plan. Deferred compensation expense, which was recorded in selling, general and administrative expenses, and tax related income tax benefits were $1 million and less than $1 million for the first quarter of 2011 and 2012, respectively.

Note 15. Accounts Receivable Factoring

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

During the first three months of 2011 and 2012, the total accounts receivable factored was $87 million and $139 million, respectively, and the cost incurred on factoring was $1 million and $1 million, respectively. Accounts receivable factored by the Company are accounted for as a sale and removed from the balance sheet at the time of factoring and the cost of the factoring is accounted for in other income or in discontinued operations if it relates to our Brake North America and Asia Group.

Note 16. Financial Information for Guarantors and Non-Guarantors

Affinia Group Intermediate Holdings Inc. (presented as “Parent” in the following schedules), through its wholly-owned subsidiary, Affinia Group Inc. (presented as Issuer in the following schedules), issued $225 million aggregate principal amount of its 10.75% Senior Secured Notes due 2016 (the “Secured Notes”) on August 13, 2009, and Affinia Group Inc. issued $300 million aggregate principal amount of its 9% Senior Subordinated Notes due 2014 (the “Subordinated Notes”) on November 30, 2004, with an additional $100 million in principal amount issued December 9, 2010. As of March 31, 2012, there were $367 million and $201 million of Subordinated Notes and Secured Notes outstanding, respectively. The notes were offered only to qualified institutional buyers and certain persons in offshore transactions

The Secured Notes are fully, unconditionally and jointly and severally guaranteed on a senior secured basis and the Subordinated Notes are fully, unconditionally and jointly and severally guaranteed on an unsecured senior subordinated basis. The Subordinated Notes are general obligations of the Issuer and guaranteed by the Parent and all of the Issuer’s wholly owned current and future domestic subsidiaries (the “Guarantors”). The Issuer’s obligations under the Secured Notes are guaranteed by the Guarantors and are secured by first-priority liens, subject to permitted liens and exceptions for excluded assets, on substantially all of the Issuers and the Guarantors’ tangible and intangible assets (excluding the ABL Collateral as defined below), including real property, fixtures and equipment owned or acquired in the future by the Issuer and the Guarantors (the “Non-ABL Collateral”) and are secured by second-priority liens on all accounts receivable, inventory, cash, deposit accounts, securities accounts and proceeds of the foregoing and certain assets related thereto held by the Issuer and the Guarantors, which constitute collateral under the asset-based revolving credit facility (the “ABL Revolver”) on a first-priority basis (the “ABL Collateral”).

The following unaudited information presents Condensed Consolidating Statements of Operations for the three months ended March 31, 2011 and 2012, Condensed Consolidating Balance Sheets as of December 31, 2011 and March 31, 2012 and Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2011 and 2012 of (1) the Parent, (2) the Issuer, (3) the Guarantors, (4) the Non-Guarantors, and (5) eliminations to arrive at the information for the Company on a consolidated basis.

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Operations

For the Three Months Ended March 31, 2011

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$204	$254	$(92)	$366
Cost of sales	—	—	(162)	(213)	92	(283)

Gross profit	—	—	42	41	—	83
Selling, general and administrative expenses	—	(9)	(21)	(20)	—	(50)

Operating profit (loss)	—	(9)	21	21	—	33
Other income (loss), net	—	(1)	—	1	—	—
Interest expense	—	(17)	—	—	—	(17)

Income (loss) from continuing operations before income tax provision, equity in income and noncontrolling interest	—	(27)	21	22	—	16
Income tax benefit (provision)	—	8	(3)	(9)	—	(4)
Equity interest in income, net of tax	2	21	17	—	(40)	—

Net income from continuing operations	2	2	35	13	(40)	12
Income (loss) from discontinued operations, net of tax	—	—	(13)	4	—	(9)

Net income	2	2	22	17	(40)	3
Less: Net income attributable to noncontrolling interest, net of tax	—	—	1	—	—	1

Net income attributable to the Company	$2	$2	$21	$17	$(40)	$2

Guarantor Condensed Consolidating Statement of Comprehensive Income For the Three Months Ended March 31, 2011

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net income	$2	$2	$22	$17	$(40)	$3
Other comprehensive income, net of tax:
Change in foreign currency translation adjustments	—	—	—	12	—	12

Total other comprehensive income	—	—	—	12	—	12

Total comprehensive income	2	2	22	29	(40)	15
Less: comprehensive income attributable to noncontrolling interest, net of tax	—	—	1	—	—	1

Comprehensive income attributable to the Company	$2	$2	$21	$29	$(40)	$14

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Operations

For the Three Months Ended March 31, 2012

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$199	$237	$(72)	$364
Cost of sales	—	—	(165)	(194)	72	(287)

Gross profit	—	—	34	43	—	77
Selling, general and administrative expenses	—	(11)	(15)	(20)	—	(46)

Operating profit (loss)	—	(11)	19	23	—	31
Other income (loss), net	—	1	(2)	1	—	—
Interest expense	—	(16)	—	—	—	(16)

Income (loss) from continuing operations before income tax provision, equity in income and noncontrolling interest	—	(26)	17	24	—	15
Income tax provision	—	—	—	(5)	—	(5)
Equity interest in income, net of tax	6	32	24	1	(62)	1

Net income from continuing operations	6	6	41	20	(62)	11
Income (loss) from discontinued operations, net of tax	—	—	(9)	4	—	(5)

Net income	6	6	32	24	(62)	6
Less: net income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—

Net income attributable to the Company	$6	$6	$32	$24	$(62)	$6

Guarantor Condensed Consolidating Statement of Comprehensive Income For the Three Months Ended March 31, 2012

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net income	$6	$6	$32	$24	$(62)	$6
Other comprehensive income, net of tax:
Change in foreign currency translation adjustments	—	—	—	12	—	12

Total other comprehensive income	—	—	—	12	—	12

Total comprehensive income	6	6	32	36	(62)	18
Less: comprehensive income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—

Comprehensive income attributable to the Company	$6	$6	$32	$36	$(62)	$18

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

Liabilities and shareholder’s equity
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

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Balance Sheet

March 31, 2012

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$8	$—	$41	$—	$49
Trade accounts receivable	—	—	77	129	—	206
Inventories, net	—	—	162	127	—	289
Other current assets	—	61	10	33	—	104
Current assets of discontinued operations	—	—	284	122	—	406

Total current assets	—	69	533	452	—	1,054
Investments and other assets	—	207	50	22	—	279
Intercompany investments	352	1,465	704	—	(2,521)	—
Intercompany receivables	—	(703)	329	374	—	—
Property, plant and equipment, net	—	3	57	61	—	121

Total assets	$352	$1,041	$1,673	$909	$(2,521)	$1,454

Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$—	$12	$98	$54	$—	$164
Notes payable	—	—	—	20	—	20
Accrued payroll and employee benefits	—	6	5	7	—	18
Other accrued expenses	—	23	33	27	—	83
Current liabilities of discontinued operations	—	—	72	94	—	166

Total current liabilities	—	41	208	202	—	451
Deferred employee benefits and noncurrent liabilities	—	7	—	3	—	10
Long-term debt	—	628	—	—	—	628

Total liabilities	—	676	208	205	—	1,089
Total shareholder’s equity	352	365	1,465	704	(2,521)	365

Total liabilities and shareholder’s equity	$352	$1,041	$1,673	$909	$(2,521)	$1,454

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

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2012

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated Total
Operating activities
Net cash provided by operating activities	$—	$49	$3	$5	$—	$57
Investing activities
Change in restricted cash	—	—	—	2	—	2
Additions to property, plant and equipment	—	—	(3)	(2)	—	(5)

Net cash used in investing activities	—	—	(3)	—	—	(3)
Financing activities
Net decrease in other short-term debt	—	—	—	(10)	—	(10)
Net payments of ABL Revolver	—	(50)	—	—	—	(50)

Net cash used in financing activities	—	(50)	—	(10)	—	(60)
Effect of exchange rates on cash	—	—	—	1	—	1
Decrease in cash and cash equivalents	—	(1)	—	(4)	—	(5)
Cash and cash equivalents at beginning of the period	—	9	—	45	—	54

Cash and cash equivalents at end of the period	$—	$8	$—	$41	$—	$49

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We are a global leader in the commercial and light vehicle replacement products and services industry, which also is referred to as the aftermarket. Our extensive aftermarket product offering consists principally of filtration, brake and chassis products. Our filtration products fit medium and heavy duty trucks, light vehicles, equipment in the off-highway market (i.e., construction, mining, forestry and agricultural) and equipment for industrial and marine applications. Our brake and chassis products fit light vehicles and heavy and medium duty trucks. In addition, we provide aftermarket products and distribution services in South America. We believe that the growth of the global aftermarket, from which we derived approximately 99% of our net sales in 2011, is predominantly driven by the size, age and use of the population of vehicles and equipment in operation. We design, manufacture, distribute and market a broad range of aftermarket products in North America, South America, Europe and Asia and generate sales in over 70 countries. Our product groupings consist of Filtration products, South America products, Chassis products and Brake North America and Asia products.

The aftermarket brake industry is a highly competitive and price sensitive market. Over the past several years, we have addressed this by moving our manufacturing from high cost facilities, to state of the art low cost country manufacturing in China and India in particular. This transformation is now complete. There are any number of importers of brake products who do not design, manufacture, or for that matter warehouse and distribute on a mass scale, but strictly offer a short line of products to the industry. Affinia has developed the strategy over many years, of providing our customers with an extensive range of not only products, but services such as detailed product catalogs, e-catalogs, technical services and training, electronic data interchange, point of sale marketing materials, and direct shipments to jobber and retail outlets. These additional offerings help build customer loyalty and generate repeat business while differentiating us from our competitors. In pursuit of this strategy, and in response to the changing dynamics of the brake industry, we have committed to a plan to sell the Brake North America and Asia group. We expect to sell the group during 2012.

The net sales by product grouping for our continuing operations, together with major brands and the concentration of on and off-highway replacement product sales and OEM sales for the year ended December 31, 2011 are illustrated in the chart below.

We market our continuing products under a variety of well-known brands, including WIX®, Raybestos®, Filtron™, Nakata®, McQuay-Norris® and ecoLast®. Additionally, we provide private label products to large aftermarket distributors, including NAPA®, CARQUEST® and ACDelco®. We believe that we have achieved our leading market positions due to the quality and reputation of our brands and products among professional installers, who are the primary decision makers for the purchase of the products we supply to the aftermarket.

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

The following are major transformation projects we have completed or are in the process of being completed in our continuing operations:

•	First quarter of 2012 – Our Brazilian distribution company opened a new branch at the end of 2011 and it began operating in the first quarter of 2012.

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

Sales Growth from 2005 to 2011
5.9% CAGR
Restructuring
Transformation
Growth
1,600
1,400
1,200
1,000
800
600
400
200
-
Millions
2005
2006
2007
2008
2009
2010
2011
Years

Operating Profit Growth from 2005 to 2011
Restructuring
Transformation
Growth
Recessionary Period
140
120
100
80
60
40
20
-
Millions
2005
2006
2007
2008
2009
2010
2011
Years

Strategic Focus

With the sale of the Commercial Distribution Europe group in 2010 and the anticipated sale of the Brake North America and Asia group in 2012, we have positioned ourselves to be a global filtration, chassis and distribution business. With the realignment of our company, we believe that we will be able to better focus on expanding our global manufacturing and distribution capabilities throughout the world.

Acquisitions and New Technology

On December 16, 2010, the Company, through its subsidiary, Affinia Products Corp LLC, acquired substantially all the assets of NAPD, which is located in Ramsey, New Jersey. NAPD designs and engineers chassis products, which are manufactured by contractors in low labor cost countries. The NAPD acquisition expands our product offering of chassis parts to one of broadest in the industry. More specifically, the acquisition provides us with broad range of European branded product coverage. We acquired NAPD’s assets and liabilities for cash consideration of $52 million.

In January 2011, we introduced ecoLAST® oil filters, a revolutionary line of heavy duty oil filters that has proven to double oil life. WIX ecoLAST oil filters capture dirt and soot like a traditional filter, while utilizing media to sequester the acids in the oil. WIX’s ecoLAST oil filters are a direct replacement with no changes or modification required to the vehicle.

Critical Accounting Policies

The Company’s critical accounting policies are those related to asset impairment, inventories, revenue recognition, sales returns and rebates, estimated costs related to product warranties, pensions, income taxes, contingency reserves and restructuring expenses. These policies are more fully described in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to our critical accounting policies since December 31, 2011.

The preparation of interim financial statements involves the use of certain estimates that are consistent with those used in the preparation of the annual financial statements.

Basis of Presentation

The On and Off-highway segment is comprised of the following operations: Filtration, Commercial Distribution South America, and Chassis. The On and Off-highway segment used to include Brake North America and Asia group, which is classified as a discontinued operation. The Company also has one other reportable segment, South America other. In the Results of Operations tables below, we have identified in tabular format the revenue by product. Previously reported consolidated statements of operations for all periods presented have been adjusted to reflect Brake North America and Asia group as a discontinued operation.

Results of Operations

Three months ended March 31, 2011 compared to the three months ended March 31, 2012

Net sales. Consolidated sales decreased by $2 million in the first quarter of 2012 in comparison to the first quarter of 2011 due mainly to unfavorable currency translation effects and decreased sales in our chassis products. The following table summarizes the consolidated net sales results for the three months ended March 31, 2011 and the consolidated net sales results for the three months ended March 31, 2012:

(Dollars in millions)	Consolidated Three Months Ended March 31, 2011	Consolidated Three Months Ended March 31, 2012	Dollar Change	Percent Change	Currency Effect (1)
Net sales
Filtration products	$196	$205	$9	5%	$(5)
Commercial Distribution South America products	110	107	(3)	-3%	(7)
Chassis products	59	48	(11)	-19%	—

On and Off-highway segment	365	360	(5)	-1%	(12)
South America other segment	4	5	1	25%	—
Corporate, eliminations and other	(3)	(1)	2	67%	—

Total net sales	$366	$364	$(2)	-1%	$(12)

(1)	The currency effect was calculated by comparing the local currency net sales for all international locations for both periods, each at the current year exchange rate, to determine the impact of the currency between periods. These currency effects provide a clearer understanding of the operating results of our foreign entities because they exclude the varying effects that changes in foreign currency exchange rates may have on those results.

On and Off-highway segment products sales decreased due to the following:

(1)	Filtration products sales increased in the first quarter of 2012 in comparison to the first quarter of 2011 due to increased sales of $4 million in our U.S. and Canadian operations due to increased volume and price increases introduced in the middle of 2011. Additionally, our sales increased $9 million in our Polish, Venezuelan and Russian operations related to new business with new and existing customers, partially offset by unfavorable currency translation effects of $5 million in Poland. Our Mexican operations sales increased by $1 million due to new business with new and existing customers as we continue to expand our filtration products into this market.

(2)	Commercial Distribution South America products sales decreased by $3 million in the first quarter of 2012 in comparison to the first quarter of 2011 due to $7 million of negative currency effects. Partially offsetting the decrease were price increases on certain products and new business at our Brazilian distribution company.

(3)	Chassis products sales decreased in the first quarter of 2012 in comparison to the first quarter of 2011. During 2011, our sales increased $34 million due to new business in our premium Chassis line. The new business in 2011 resulted in significant initial orders to fulfill customer requirements. Our sales were $11 million higher in the first quarter of 2011 due to the initial stocking orders. The large initial stocking orders were mainly during the first six months and were approximately $18 million for the full year of 2011. The first quarter of 2012 represents a more normal run rate for the new business.

South America other segment products sales increased in the first quarter of 2012 in comparison to the first quarter of 2011 due to the impact of price increases on certain products and additional volumes in Venezuela.

The following table summarizes the consolidated results for the three months ended March 31, 2011 and the consolidated results for the three months ended March 31, 2012:

(Dollars in millions)	Consolidated Three Months Ended March 31, 2011	Consolidated Three Months Ended March 31, 2012	Dollar Change	Percent Change
Net Sales	$366	$364	$(2)	-1%
Cost of sales	(283)	(287)	(4)	1%

Gross profit	83	77	(6)	-7%
Gross margin	23%	21%
Selling, general and administrative expenses(1)	(50)	(46)	4	-8%
Selling, general and administrative expenses as a percent of sales	14%	13%

Operating profit (loss)
On and Off-highway segment	43	35	(8)	-19%
South America other segment	(1)	—	1	100%
Corporate, eliminations and other	(9)	(4)	5	56%

Operating profit	33	31	(2)	-6%
Operating margin	9%	9%
Interest expense	(17)	(16)	1	-6%

Income from continuing operations, before income tax provision, equity in income and noncontrolling interest	16	15	(1)	-6%
Income tax provision	(4)	(5)	(1)	25%
Equity in income, net of tax	—	1	1	NM

Net income from continuing operations	12	11	(1)	-8%
Loss from discontinued operations, net of tax(2)	(9)	(5)	4	44%

Net income	3	6	3	100%
Less: net income attributable to noncontrolling interest, net of tax	1	—	(1)	-100%

Net income attributable to the Company	$2	$6	$4	200%

(1)	We recorded $1 million of restructuring costs in selling, general and administrative expenses in the first quarter of 2012.
(2)	We recorded in loss from discontinued operations $2 million and $4 million of restructuring costs for the first quarter of 2011 and 2012, respectively
NM	(Not Meaningful)

Gross profit/Gross margin. Gross profit decreased by $6 million during the first quarter of 2012 in comparison to the first quarter of 2011. Gross margin decreased in the first quarter of 2012 to 21% from 23% in the first quarter of 2011. The decrease in gross margin was mainly due to a reduction in gross margin in our Chassis products, negative currency impacts, higher material costs on some products and higher returns on certain products. The lower gross margin on our Chassis products was due to lower absorption and a lower margin on products obtained and sold in connection with a change over of product related to new business in 2010 and 2011. During 2011, we built up our Chassis products inventory to accommodate the increased sales and demands of our increased business and as result our absorption was higher in the first quarter of 2011 compared to 2012.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the first quarter of 2012 decreased by $4 million from the first quarter of 2011 due to the Satisfied settlement of $4 million and decrease in advertising expenses and legal and professional fees, partially offset by an increase in insurance and restructuring related costs.

Operating profit/Operating margin. Operating profit decreased by $2 million in the first quarter of 2012 in comparison to the first quarter of 2011 due to a lower gross profit in the current quarter. The operating profit in the On and Off-highway segment decreased by $8 million due to a lower gross profit in the first quarter of 2012 in comparison to the first quarter of 2011. The South America Other segment operating profit increased to a higher gross profit in the first quarter of 2012 in comparison to the first quarter of 2011.

Interest expense. Interest expense decreased by $1 million in the first quarter of 2012 in comparison to the first quarter of 2011 due to lower debt levels.

Income tax provision. The income tax provision was $5 million and $4 million for the first quarter of 2012 and 2011, respectively. The effective tax rate was higher in the first quarter of 2012 in comparison to the first quarter of 2011 due to deemed distributions from certain foreign subsidiaries.

Loss from discontinued operations, net of tax. As part of our strategic plan, we committed to a plan to sell our Brake North America and Asia group during the fourth quarter of 2011. Brake North America and Asia group incurred a loss from operations of $5 million and $9 million during the first quarter of 2012 and 2011, respectively. The decrease in the loss of Brake North America and Asia group operating loss was due to an increase in gross profit in the first quarter of 2012 compared to the first quarter of 2011.

Net income. Net income increased in the first quarter of 2012 in comparison to the first quarter of 2011 due mainly to the decrease in the loss from discontinued operations, net of tax, partially offset by the decrease in gross profit in the first quarter of 2012.

Results by Geographic Region

Net sales by geographic region were as follows:

(Dollars in millions)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2012
Net sales
United States	$187	$184
Foreign	179	180

Total net sales	$366	$364

United States sales as a percent of total sales	51%	51%
Foreign sales as a percent of total sales	49%	49%

United States. Net sales decreased in the first quarter of 2012 in comparison to first quarter of 2011 due to a decrease in our Chassis product sales offset by an increase in Filtration products sales.

Foreign. Net sales increased in the first quarter of 2012 in comparison to the first quarter of 2011 due to increased sales to new and existing customers, partially offset by unfavorable currency translation effects.

Income from continuing operations before income tax provision, equity in income and noncontrolling interest by geographic region was as follows:

(Dollars in millions)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2012
Income (loss) from continuing operations before income tax provision, equity in income and noncontrolling interest
United States	$(6)	$(9)
Foreign	22	24

Total income from continuing operations before income tax provision, equity in income and noncontrolling interest	$16	$15

United States. Loss from continuing operations before income tax provision, equity in income and noncontrolling interest remained the same in the first quarter of 2012 in comparison to the first quarter of 2011.

The United States income from continuing operations was lower than the foreign income from continuing operations due to the inclusion of corporate costs and higher profitability of some of our subsidiaries in foreign locations. The majority of our debt relates to our United States operations and as a consequence almost all of the associated interest expense is allocated to our domestic operations. During the first quarter of 2012, our United States operations had $16 million of interest expense and our foreign operations had less than $1 million of interest expense. Some of our foreign operations, such as our Polish and Brazilian subsidiaries, have experienced significant growth and as a result their profitability has also increased.

Foreign. Income from continuing operations before income tax provision, equity in income and noncontrolling interest was similar for both periods.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash flow from operations and available borrowings from our ABL Revolver. Our primary liquidity requirements are significant and are expected to be primarily for debt servicing, working capital, restructuring obligations and capital spending.

We are significantly leveraged as a result of the Acquisition in 2004, the refinancing that occurred in 2009 and the issuance of additional Subordinated Notes in 2010. As of March 31, 2012, the Company had $659 million in aggregate indebtedness, which includes $11 million classified in current liabilities of discontinued operations for our Brake North America and Asia group. As of March 31, 2012, we had an additional $165 million of borrowing capacity available under our ABL Revolver after giving effect to $13 million in outstanding letters of credit, none of which was drawn against, and $3 million for borrowing base reserves. In addition, we had cash and cash equivalents of $54 million and $49 million as of December 31, 2011 and March 31, 2012, respectively.

We spent $16 million and $5 million in capital expenditures during the first three months of 2011 and 2012, respectively. The cash flow from operations on an annual basis has historically been adequate to meet our liquidity needs. However, during the first half of the year, cash flows from operations are typically not sufficient to meet our liquidity needs, and we therefore utilize our ABL Revolver to bridge our financing needs until the second half of the year. Based on the current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our ABL Revolver, will be adequate to meet our short term and long term liquidity needs.

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

Asset Based Credit Facilities

Overview. Affinia Group Intermediate Holdings Inc., Affinia Group Inc. and certain of its subsidiaries entered into a four-year $315 million ABL Revolver maturing in 2015 (subject to early termination under certain limited circumstances). There was $60 million outstanding on the ABL Revolver at March 31, 2012. The ABL Revolver includes (i) a revolving credit facility of up to $295 million for borrowings solely to the U.S. domestic borrowers (the “U.S. Facility”), including (a) a $40 million sub-limit for letters of credit and (b) a $30 million swingline facility and (ii) a revolving credit facility of up to $20 million for Canadian Dollar denominated revolving loans solely to a Canadian borrower (the “Canadian Facility”). Availability under the ABL Revolver is based upon monthly (or more frequent under certain circumstances) borrowing base valuations of Affinia Group Inc.’s eligible inventory and accounts receivable and is reduced by certain reserves in effect from time to time.

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

Senior Notes

Overview. In November 2004, Affinia Group Inc. issued $300 million aggregate principal amount of the Subordinated Notes, which bear interest at a rate of 9% and mature on November 30, 2014, pursuant to an indenture dated as of November 30, 2004 (the “senior subordinated indenture”). On December 9, 2010, Affinia Group Inc. issued $100 million of additional Subordinated Notes. In connection with our refinancing in August 2009, Affinia Group Inc. issued $225 million aggregate principal amount of the Secured Notes (together with the Subordinated Notes, the “Senior Notes”), which bear interest at a rate of 10.75% and mature on August 15, 2016, pursuant to an indenture dated as of August 13, 2009 (the “senior secured indenture” and, together with the senior subordinated indenture, the “senior indentures”). On December 31, 2011, Affinia Group Inc. redeemed $22.5 million aggregate principal amount of the Secured Notes pursuant to their terms at a redemption price equal to 103% of the principal amount of such notes being redeemed, plus accrued and unpaid interest to the redemption date. As of March 31, 2012, $367 million principal amount of the Subordinated Notes was outstanding and $201 million principal amount of the Secured Notes was outstanding, net of a $2 million issue discount which is being amortized until the Secured Notes mature.

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

Covenants. The senior indentures contain certain covenants that, among other things, limit or restrict the ability of Affinia Group Inc. and its restricted subsidiaries to (subject to certain qualifications and exceptions):

•	incur and guarantee additional indebtedness, issue disqualified stock or issue certain preferred stock;

•	pay dividends, make other distributions on, redeem or repurchase stock or make certain other restricted payments;

•	create certain liens or encumbrances;

•	sell assets;

•	issue capital stock;

•	make certain investments or acquisitions;

•	make capital expenditures;

•	restrict dividends, distributions or other payments from our subsidiaries;

•	change their line of business;

•	enter into transactions with affiliates;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of their assets; and

•	designate subsidiaries as unrestricted subsidiaries.

Cash Flows

Net cash provided by (used in) operating activities

Net cash provided by (used in) operating activities is summarized in the table below for the three months ended March 31, 2011 and 2012:

(Dollars in millions)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2012
Net income	$3	$6
Change in trade accounts receivable	(27)	(8)
Change in inventories	(34)	8
Change in other current operating liabilities	14	27

Subtotal	(44)	33
Other changes in operating activities	13	24

Net cash provided by (used in) operating activities	$(31)	$57

Change in trade accounts receivable – The change in trade accounts receivable was a $27 million and $8 million use of cash in the first three months of 2011 and 2012, respectively. The change in trade accounts receivable was due to timing of payments and increased levels of factoring in the first quarter of 2012.

Inventories – The change in inventories was a $34 million use of cash and an $8 million source of cash in the first three months of 2011 and 2012, respectively. In the first quarter of 2011, we built up inventory to keep up with increased demand, which was due to improved market conditions in the aftermarket industry, new business with new customers and additional business with existing customers. During the last half of 2011 and the first quarter of 2012, we made a concerted effort to decrease inventory levels.

Change in other current operating liabilities – The change in other current operating liabilities was a $14 million and a $27 million source of cash during the first three months of 2011 and 2012, respectively. The change was primarily due to a decrease in accounts payable, which was a $19 million and a $35 million source of cash in the first three months of 2011 and 2012, respectively. Accounts payable fluctuates from quarter to quarter due to the timing of payments.

Net cash used in investing activities

Net cash used in investing activities is summarized in the table below for the first three months of 2011 and 2012:

(Dollars in millions)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2012
Change in restricted cash	$(2)	$2
Additions to property, plant and equipment	(16)	(5)
Other investing activities	2	—

Net cash used in investing activities	$(16)	$(3)

Additions to property, plant and equipment – The additions increased significantly in 2011 due to the expansion in China for new friction and filtration facilities. The total additions to property, plant and equipment in China decreased $9 million in the first quarter of 2012 in comparison to the first quarter of 2011. The friction and filtration facilities in China were completed during 2011 and as a consequence the additions in property, plant and equipment decreased during the first quarter of 2012.

Net cash provided by (used in) financing activities

Net cash provided by (used in) financing activities is summarized in the table below for the first three months of 2011 and 2012:

(Dollars in millions)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2012
Net increase in other short-term debt	$8	$(10)
Payments of other debt	(2)	—
Net proceeds from (payments of) ABL Revolver	40	(50)

Net cash provided by (used in) financing activities	$46	$(60)

Net increase in other short-term debt – During 2012, Longkou Haimeng Machinery Company Limited, one of our Chinese companies, was able to decrease its short term debt due to lower levels of inventory.

Net proceeds from ABL Revolver – The additional borrowings in the first quarter of 2011 were needed to fund the additional operational needs related to increased levels of capital spending and higher levels of working capital. In the first quarter of 2012, we were able to reduce the ABL Revolver due to the cash provided by operating activities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, such as currency exchange and interest rate fluctuation. Where necessary to minimize such risks we may enter into financial derivative transactions; however, we do not enter into derivatives or other financial instruments for trading or speculative purposes.

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

Our foreign currency exchange rate risk management efforts primarily focus upon operationally managing the net amount of non-functional currency denominated monetary assets and liabilities. In addition, we routinely execute short-term currency exchange rate forward contracts intended to mitigate the earnings impact related to the re-measurement process. At March 31, 2012, we had currency exchange rate derivatives with an aggregate notional value of $65 million and fair values of less than $1 million in assets and liabilities, respectively.

Interest rate risk

We are exposed to the risk of rising interest rates to the extent that we fund operations with short-term or variable-rate borrowings. At March 31, 2012, the Company’s $659 million of aggregate debt outstanding, which includes $11 million classified in current liabilities of discontinued operations for our Brake North America and Asia group, consisted of $89 million of floating-rate debt and $570 million of fixed-rate debt.

Pursuant to our written interest rate risk management policy we actively monitor and manage our fixed versus floating rate debt composition within a specified range. At quarter-end, fixed rate debt comprised approximately 86% of our total debt. Based on the amount of floating-rate debt outstanding at March 31, 2012, a 1% rise in interest rates would result in approximately $1 million in incremental interest expense.

Commodity Price Risk Management

We are exposed to adverse price movements or surcharges related to commodities that are used in the normal course of business operations. Management actively seeks to negotiate contractual terms with our customers and suppliers to limit the potential financial impact related to these exposures.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the quarter ended March 31, 2012.

During the quarter ended March 31, 2012, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

On March 31, 2008, a class action lawsuit was filed by S&E Quick Lube Distributors, Inc. of Utah against several auto parts manufacturers for allegedly conspiring to fix prices for replacement oil, air, fuel and transmission filters. Several auto parts companies are named as defendants, including Champion Laboratories, Inc., Purolator Filters NA LLC, Honeywell International Inc., Cummins Filtration Inc., Donaldson Company, Baldwin Filters Inc., Bosch USA., Mann + Hummel USA Inc., ArvinMeritor Inc., United Components Inc. and Wix Filtration Corp LLC (“Wix Filtration”), one of our subsidiaries. The lawsuit is currently pending as a consolidated Multi-District Litigation (“MDL”) Proceeding in Chicago, IL because of multiple “tag-along” filings in several jurisdictions. Two suits have also been filed in the Canadian provinces of Ontario and Quebec. Wix Filtration, along with other named defendants, has filed various motions to dismiss plaintiffs’ complaints, which were denied by the court in December 2009. Several defendants, including Wix Filtration, refiled motions to dismiss based upon plaintiffs’ most recent amended complaint. The court denied those motions in September 2010. In June 2011, the U.S. Department of Justice indicted the plaintiffs’ main witness, William Burch, for making false statements in connection with the litigation. Burch pleaded guilty, was sentenced to two years in prison and the parties are now considering the implications. Three defendants to the action, Baldwin Filters Inc., Cummins Filtration Inc. and Donaldson Company, settled the claims against them for minimal payments in the fall of 2011. In January 2012, all parties to the lawsuit participated in a settlement conference with the Court without success. Shortly afterwards, defendants Wix Filtration, Honeywell and Champion, were able to combine their contributions toward settlement to reach an agreement with plaintiffs to avoid the cost of further litigation. The parties have signed a settlement agreement and submitted the settlement agreement to the court for approval.

On September 30, 2011, we entered into a settlement agreement with Satisfied for $10 million to settle our claims against Satisfied for their theft of our trade secrets. Upon execution of the settlement agreement, $2.5 million was due immediately and up to an additional $7.5 million is to be provided after liquidation of Satisfied’s business. On September 30, 2011, we have recorded a gain of $2.5 million in continuing operations in the consolidated financial statements. Additionally, we recorded $4 million as a gain in continuing operations in the first quarter of 2012. We will record the rest of the income from settlement once the realization is assured beyond a reasonable doubt, which we anticipate will occur if and when we receive the assets of the settlement.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.	Mine Safety Disclosures

None.

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act, as amended.

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act, as amended.

32.1	Certifications of Executive Officers pursuant to 18 U.S.C. Section 1350(b)

101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Statements of Comprehensive Income (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

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

Date: May 14, 2012