Form 10-Q
period 2012-06-30
Affinia Group Intermediate Holdings Inc.
filed 2012-08-13
CIK 1328655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2012.

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 1,000 shares outstanding of the registrant’s common stock as of August 10, 2012 (all of which are privately owned and not traded on a public market).

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

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Affinia Group Intermediate Holdings Inc.

Unaudited Condensed Consolidated Statements of Operations

(Dollars in millions)	Three Months Ended June 30, 2011	Three Months Ended June 30, 2012	Six Months Ended June 30, 2011	Six Months Ended June 30, 2012
Net sales	$388	$373	$754	$737
Cost of sales	(298)	(284)	(581)	(571)

Gross profit	90	89	173	166
Selling, general and administrative expenses	(53)	(52)	(103)	(98)

Operating profit	37	37	70	68
Loss on extinguishment of debt	—	(1)	—	(1)
Other loss, net	(1)	—	(1)	—
Interest expense	(17)	(16)	(34)	(32)

Income from continuing operations before income tax provision, equity in income and noncontrolling interest	19	20	35	35
Income tax provision	(5)	(9)	(9)	(14)
Equity in loss, net of tax	—	(1)	—	—

Net income from continuing operations	14	10	26	21
Loss from discontinued operations, net of tax	(4)	(42)	(13)	(47)

Net income (loss)	10	(32)	13	(26)
Less: net income attributable to noncontrolling interest, net of tax	—	—	1	—

Net income (loss) attributable to the Company	$10	$(32)	$12	$(26)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income

(Dollars in millions)	Three Months Ended June 30, 2011	Three Months Ended June 30, 2012	Six Months Ended June 30, 2011	Six Months Ended June 30, 2012
Net income (loss)	$10	$(32)	$13	$(26)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	11	(23)	23	(11)

Total other comprehensive income (loss)	11	(23)	23	(11)

Total comprehensive income (loss)	21	(55)	36	(37)
Less: comprehensive income attributable to noncontrolling interest, net of tax	—	—	1	—

Comprehensive income (loss) attributable to the Company	21	(55)	35	(37)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Unaudited Condensed Consolidated Balance Sheets

(Dollars in millions)	December 31, 2011	June 30, 2012
Assets
Current assets:
Cash and cash equivalents	$54	$63
Trade accounts receivable, less allowances of $1 million for 2011 and 2012	211	190
Inventories, net	276	292
Current deferred taxes	60	60
Prepaid taxes	21	23
Other current assets	22	29
Current assets of discontinued operations	416	376

Total current assets	1,060	1,033
Property, plant, and equipment, net	118	115
Goodwill	28	24
Other intangible assets, net	94	91
Deferred financing costs	18	17
Deferred income taxes	109	113
Investments and other assets	32	28

Total assets	$1,459	$1,421

Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$126	$173
Notes payable	20	20
Other accrued expenses	80	80
Accrued payroll and employee benefits	10	21
Current liabilities of discontinued operations	183	189

Total current liabilities	419	483
Long-term debt	678	621
Deferred employee benefits and other noncurrent liabilities	15	7

Total liabilities	1,112	1,111

Contingencies and commitments
Common stock, $.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	458	458
Accumulated deficit	(130)	(156)
Accumulated other comprehensive income (loss)	6	(5)

Total shareholder’s equity of the Company	334	297
Noncontrolling interest in consolidated subsidiaries	13	13

Total shareholder’s equity	347	310

Total liabilities and shareholder’s equity	$1,459	$1,421

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in millions)	Six Months Ended June 30, 2011	Six Months Ended June 30, 2012
Operating activities
Net income (loss)	$13	$(26)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	19	11
Impairment of assets	1	62
Stock-based compensation	1	—
Loss on extinguishment of debt	—	1
Provision for deferred income taxes	2	(28)
Change in trade accounts receivable	(46)	(20)
Change in inventories	(48)	2
Change in other current operating assets	(23)	—
Change in other current operating liabilities	34	68
Change in other	(5)	9

Net cash provided by (used in) operating activities	$(52)	$79

Investing activities
Proceeds from sales of assets	$—	$3
Change in restricted cash	2	4
Additions to property, plant and equipment	(27)	(11)
Other investing activities	4	—

Net cash used in investing activities	$(21)	$(4)

Financing activities
Net decrease in other short-term debt	$(8)	$(5)
Payments of other debt	(3)	(2)
Repayment on Secured Notes	—	(23)
Capital contribution	1	—
Net proceeds from (payments of) ABL Revolver	80	(35)

Net cash provided by (used in) financing activities	70	(65)
Effect of exchange rates on cash	2	(1)
Increase (decrease) in cash and cash equivalents	(1)	9
Cash and cash equivalents at beginning of the period	55	54

Cash and cash equivalents at end of the period	$54	$63

Supplemental cash flows information
Cash paid during the period for:
Interest	$31	$31
Income taxes	$15	$11
Noncash investing and financing activities:
Additions to property, plant and equipment included in accounts payable	$—	$2

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business

Affinia Group Intermediate Holdings Inc. is a global leader in the commercial and light vehicle replacement products and services industry. We derive approximately 99% of our sales from this industry. We design, manufacture, distribute and market a broad range of filtration, chassis, brake and other products in North America, Europe, South America, and Asia and generate sales in over 70 countries. We market our products under a variety of well known brands including WIX®, Raybestos®, FiltronTM, Nakata®, McQuay-Norris® and ecoLAST®. Additionally, we provide private label products to large distributors, such as NAPA®, CARQUEST® and ACDelco®. We are controlled by affiliates of The Cypress Group L.L.C (collectively, “Cypress”).

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

Note 4. Discontinued Operation – Brake

In the fourth quarter of 2011, we committed to a plan to sell the Brake North America and Asia group. In accordance with ASC Topic 205-20, “Presentation of Financial Statements – Discontinued Operations,” the Brake North America and Asia group qualified as a discontinued operation. The consolidated statements of operations, consolidated statements of comprehensive income and consolidated balance sheets for all periods presented have been adjusted to reflect this group as a discontinued operation. The consolidated statements of cash flows for all periods presented were not adjusted to reflect this group as a discontinued operation. The table below summarizes the Brake North America and Asia group’s net sales, loss before income tax provision, income tax provision, loss from discontinued operations, net of tax, net income attributable to noncontrolling interest, net of tax and loss attributable to the discontinued operations.

(Dollars in millions)	Three Months Ended June 30, 2011	Three Months Ended June 30, 2012	Six Months Ended June 30, 2011	Six Months Ended June 30, 2012
Net sales	$174	$170	$313	$321
Loss before income tax provision	(7)	(66)	(19)	(72)
Income tax benefit	3	24	6	25

Loss from discontinued operations, net of tax	(4)	(42)	(13)	(47)
Less: net income attributable to noncontrolling interest, net of tax	—	—	(1)	—

Loss attributable to the discontinued operations	$(4)	$(42)	$(14)	$(47)

We entered into an Asset Purchase Agreement with Carter Automotive Company Inc. (“Carter”) on June 28, 2012, pursuant to which Carter purchased certain assets located in our Juarez, Mexico facility, which is included in our Brake North America and Asia group, for $2.5 million. The transaction resulted in an impairment and loss on sale of $6 million on fixed assets and inventory for the second quarter of 2012.

The Company determined at the end of 2011 and June 2012 that the net carrying value of the Brake North America and Asia group may not be recoverable through the sales process. At the end of 2011, the fair value of the Brake North America and Asia group assets held for sale were determined based on current market data, discounted cash flow model and observable valuation multiples for comparable companies. As a result, an impairment charge of $165 million was recorded within discontinued operations in 2011 to reduce the carrying value of the business to expected realizable value. A tax benefit to the Company of $57 million was recorded in 2011 relating to the impairment.

As of June 30, 2012, the estimate of fair value of the Brake North America and Asia group was updated based on current market data, which resulted in an additional impairment of $62 million. The loss on discontinued operations for the first six months of 2012 is comprised of the $62 million impairment, offset by $23 million related to a tax benefit for the impairment. For the first six months of 2012, the Brake North America and Asia group incurred an operating loss of $8 million.

The following table shows an analysis of assets and liabilities held for sale:

(Dollars in millions)	December 31, 2011	June 30, 2012
Restricted cash	$7	$3
Accounts receivable	75	111
Inventory	221	197
Current deferred taxes	4	5
Prepaid taxes	51	36
Other current assets	7	12
Property, plant and equipment	122	121
Goodwill	25	25
Other intangible assets	53	53
Deferred income taxes	7	30
Other assets	9	10
Impairment of assets	(165)	(227)

Total assets of discontinued operations	$416	$376

Accounts payable	$59	$74
Notes payable	20	13
Other accrued expenses	82	73
Accrued payroll and employee benefits	14	17
Deferred employee benefits and other noncurrent liabilities	8	12

Total liabilities of discontinued operations	$183	$189

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

Our currency derivatives are undesignated hedges of specific net monetary asset balances subject to currency revaluation. Changes in the fair value of these hedging transactions are recognized in income each accounting period. At June 30, 2012, the aggregate notional amount of our currency derivatives was $75 million having a fair market value of less than $1 million in assets and $2 million in liabilities.

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

The notional amount and fair value of our outstanding currency forward contracts were as follows:

(Dollars in millions)	Notional Amount	Asset Derivative	Liability Derivative
As of June 30, 2012	$75	$—	$2
As of December 31, 2011	$62	$1	$—

Currency derivative gains and losses are recognized in “Other income, net” in the Consolidated Statements of Operations in the reporting period of occurrence. The short-term currency exchange rate forward contracts are intended to offset the currency exchange gain or loss related to the re-measurement process. The currency gains and losses are as follows:

(Dollars in millions)	Three Months Ended June 30, 2011	Three Months Ended June 30, 2012	Six Months Ended June 30, 2011	Six Months Ended June 30, 2012
Gain on derivative instruments	$—	$(1)	$2	$—

Note 6. Debt

Our debt consists of notes that are publicly traded, an ABL revolver and other short-term borrowings. The fair value framework requires the categorization of our debt into three levels based upon the assumptions (inputs) used to determine fair value. The fair value of debt and the categorization of the hierarchy level of fair value, net of discount, is as follows:

Fair Value of Debt at December 31, 2011

(Dollars in millions)	Book Value of Debt	Fair Value Factor	Fair Value of Debt
Senior subordinated notes, due November 2014(1)	$367	99.69%	$366
Senior secured notes, due August 2016(1)	201	109.06%	219
ABL revolver, due November 2015(2)	110	100%	110
Other debt(2) (3)	20	100%	20

Total fair value of debt at December 31, 2011(3)			$715

Fair Value of Debt at June 30, 2012

(Dollars in millions)	Book Value of Debt	Fair Value Factor	Fair Value of Debt
Senior subordinated notes, due November 2014(1)	$367	99.94%	$367
Senior secured notes, due August 2016(1)	179	108.50%	194
ABL revolver, due May 2017(2)	75	100%	75
Other debt(2) (3)	20	100%	20

Total fair value of debt at June 30, 2012(3)			$656

(1)	The fair value of the long-term debt was estimated based on quoted market prices obtained through broker or pricing services and categorized within Level 2 of the hierarchy. The fair value of our debt that is publicly traded in the secondary market is classified as Level 2 and is based on current market yields obtained through broker or pricing services.
(2)	The carrying value of fixed rate short-term debt and the debt included in discontinued operations approximates fair value because of the short term nature of these instruments, and the carrying value of the Company’s current floating rate debt instruments approximates fair value because of the variable interest rates pertaining to those instruments. The fair value of debt is categorized within Level 2 of the hierarchy.
(3)	The debt as of December 31, 2011 and June 30, 2012 excludes $20 million and $13 million, respectively, of notes payable in our Brake North America and Asia group, which is classified in current liabilities of discontinued operations.

On May 22, 2012, Affinia Group Inc. entered into the Omnibus Fourth Amendment to ABL Credit Agreement and Other Credit Documents (the “ABL Amendment”) among the Company, Affinia Group Inc., certain of the Company’s U.S. subsidiaries, certain of the Company’s Canadian subsidiaries, the lenders party thereto, Bank of America, N.A., as the administrative agent, and the other agents party thereto. As amended by the ABL Amendment, the asset-based revolving credit facility (the “ABL Revolver”) includes (i) a revolving credit facility of up to $300 million (which may be increased or decreased in accordance with the reallocation provisions of the ABL Revolver) for borrowings solely to the U.S. domestic borrowers, including (a) a $40 million sub-limit for letters of credit and (b) a $30 million swingline facility and (ii) a revolving credit facility of up to $15 million (which may be increased or decreased in accordance with the reallocation provisions of the ABL Revolver, but in no event to exceed $25 million) for Canadian Dollar denominated revolving loans solely to a Canadian borrower. Availability under the ABL Revolver is based upon monthly (or more frequent under certain circumstances) borrowing base valuations of the Company’s eligible inventory and accounts receivable and is reduced by certain reserves in effect from time to time.

On June 25, 2012, Affinia Group Inc. redeemed $22.5 million aggregate principal amount of the Secured Notes pursuant to their terms at a redemption price equal to 103% of the principal amount of such notes being redeemed, plus accrued and unpaid interest to the redemption date.

During the second quarter of 2012, we recorded a write-off of less than $1 million to interest expense for unamortized deferred financing costs associated with the redemption of $22.5 million of the Secured Notes. Additionally, we recorded $1 million in total deferred financing costs related to the amendment of our ABL Revolver.

Note 7. Inventories, net

Inventories are valued at the lower of cost or market. Cost is determined on the FIFO basis for all domestic inventories or average cost basis for non-U.S. inventories. Inventories are reduced by an adjustment for slow-moving and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage. A summary of inventories, net is provided in the table below:

(Dollars in millions)	At December 31, 2011(1)	At June 30, 2012(1)
Raw materials	$68	$74
Work- in- process	19	16
Finished goods	189	202

	$276	$292

(1)	The inventory as of December 31, 2011 and June 30, 2012 excludes $221 million and $197 million, respectively, of inventory in our Brake North America and Asia group, which is classified in current assets of discontinued operations.

Note 8. Goodwill

Goodwill as of December 31, 2011 was $28 million and consisted of the following: $22 million for the acquisition of North America Parts Distributors, Inc. (“NAPD”), $4 million for the initial acquisition in 2004 and $2 million for a minor acquisition in 2008. For the 2004 acquisition, in accordance with ASC Topic 805-740 the tax benefit for the excess of tax-deductible goodwill over the reported amount of goodwill is applied to first reduce the goodwill related to the acquisition. The tax benefit for the excess of tax deductible goodwill reduced reported goodwill by $4 million during the first six months of 2012. The reported amount of goodwill for the 2004 acquisition was reduced to zero, the remaining tax benefit will reduce the basis of intangible assets purchased in the 2004 acquisition. Any remaining tax benefit reduces the income tax provision.

The following table summarizes our goodwill activity, which is related to the On and Off-highway segment for the first six months of 2012:

(Dollars in millions)	Six Months Ended June 30, 2012
Balance at December 31, 2011(1)	$28
Tax benefit reductions	(4)

Balance at June 30, 2012(1)	$24

(1)	The goodwill as of December 31, 2011 and June 30, 2012 excludes $25 million of goodwill in our Brake North America and Asia group, which is classified in current assets of discontinued operations.

Note 9. Commitments and Contingencies

At June 30, 2012, the Company had purchase commitments for property, plant and equipment of approximately $3 million, which excludes our Brake North America and Asia group purchase commitments for property, plant and equipment of approximately $3 million.

A reconciliation of the changes in our return reserves, which is included in other accrued expenses, is as follows:

(Dollars in millions)	Six Months Ended June 30, 2011(1)	Six Months Ended June 30, 2012(2)
Beginning balance	$17	$11
Amounts charged to revenue	23	10
Returns processed	(25)	(7)

Ending balance	$15	$14

(1)	Includes our Brake North America and Asia group, which is classified as discontinued operations that had amounts charged to revenue of $13 million for the six months ended June 30, 2011 and returns processed of $15 million for the six months ended June 30, 2011. The return reserve as of December 31, 2010 and June 30, 2011 includes $8 million and $6 million in our Brake North America and Asia group, respectively.
(2)	Excludes our Brake North America and Asia group, which is classified as discontinued operations that had amounts charged to revenue of $9 million for the six months ended June 30, 2012 and returns processed of $9 million for the six months ended June 30, 2012. The return reserve as of December 31, 2011 and June 30, 2012 excludes $6 million in our Brake North America and Asia group, which is classified in current liabilities of discontinued operations.

Note 10. Income Taxes

The total amount of unrecognized tax benefits as of December 31, 2011 and June 30, 2012 was $2 million, and if recognized, would affect the effective tax rate. The Company recognizes interest related to unrecognized tax benefits in interest expense and recognizes penalties as part of the income tax provision. As of June 30, 2012, the Company’s accrual for interest and penalties was less than $1 million. The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. For jurisdictions in which the Company transacts significant business, tax years ended December 31, 2004 and later remain subject to examination by tax authorities. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months. The effective tax rate was 26% and 40% for the first six months of 2011 and 2012, respectively.

Note 11. Legal Proceedings

On March 31, 2008, a class action lawsuit was filed by S&E Quick Lube Distributors, Inc. of Utah against several auto parts manufacturers for allegedly conspiring to fix prices for replacement oil, air, fuel and transmission filters. Several auto parts companies are named as defendants, including Champion Laboratories, Inc., Purolator Filters NA LLC, Honeywell International Inc., Cummins Filtration Inc., Donaldson Company, Baldwin Filters Inc., Bosch USA., Mann + Hummel USA Inc., ArvinMeritor Inc., United Components Inc. and Wix Filtration Corp LLC (“Wix Filtration”), one of our subsidiaries. The lawsuit is currently pending as a consolidated Multi-District Litigation (“MDL”) Proceeding in Chicago, IL because of multiple “tag-along” filings in several jurisdictions. Two suits have also been filed in the Canadian provinces of Ontario and Quebec. In June 2011, the U.S. Department of Justice indicted the plaintiffs’ main witness, William Burch, for making false statements in connection with the litigation. Burch pleaded guilty and was sentenced to two years in prison. Three defendants to the action, Baldwin Filters Inc., Cummins Filtration Inc. and Donaldson Company, settled the claims against them for minimal payments in the fall of 2011. In January 2012, all parties to the lawsuit participated in a settlement conference with the Court without success. Shortly afterwards, defendants Wix Filtration, Honeywell and Champion, were able to combine their contributions toward settlement to reach an agreement with plaintiffs to avoid the cost of further litigation. No defendant has admitted liability in the matter. Settlement is now complete as to Wix Filtration and other various parties in the lawsuit, however, the Court has retained jurisdiction to complete several administrative tasks before dismissing the lawsuit.

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

The Company has various accruals for civil liability, including product liability, and other costs. If there is a range of equally probable outcomes, we accrue at the lower end of the range. The Company had $4 million and $1 million accrued as of December 31, 2011 and June 30, 2012, respectively. In addition, we have various other claims that are reasonably possible of occurrence that range from less than $1 million to $10 million in the aggregate. There are no recoveries expected from third parties.

Note 12. Restructuring of Operations

The restructuring charges consist of employee termination costs, other exit costs and impairment costs. Severance costs are being accounted for in accordance with ASC Topic 420, “Exit or Disposal Cost Obligations” and ASC Topic 712, “Compensation – Nonretirement Postemployment Benefits.” The following summarizes the restructuring charges and activity for the Company:

Accrued Restructuring

(Dollars in millions)
Balance at December 31, 2011	$2
Charges to expense:
Employee termination benefits	1
Asset write-offs expense	—
Other expenses	—

Total restructuring expenses	1
Cash payments and asset write-offs:
Cash payments	(1)
Asset retirements and other	—

Balance at June 30, 2012	$2

At June 30, 2012, $2 million of restructuring charges remained in other accrued expenses, relating to wage and healthcare continuation for severed employees and other termination costs. These remaining benefits are expected to be paid during 2012. The following table shows the restructuring expenses by segment:

(Dollars in millions)	Three Months Ended June 30, 2011	Three Months Ended June 30, 2012	Six Months Ended June 30, 2011	Six Months Ended June 30, 2012
On and Off-highway segment	$—	$—	$—	$—
South America other segment	1	—	1	—
Corporate, eliminations and other	—	—	—	1

Total	$1	$—	$1	$1

Note 13. Segment and Geographic Information

The products, customer base, distribution channel, manufacturing process, and procurement are similar throughout all of the Company’s operations. However, due to different economic characteristics in the Company’s operations and in conformity with ASC Topic 280, “Segment Reporting,” the Company presented three separate reporting segments: (1) the On and Off-highway segment, which aggregates the Filtration, Chassis and Commercial Distribution South America operating segments, (2) South America other segment (which was formerly referred to as Brake South America segment) and (3) Discontinued operation, which includes the Brake North America and Asia group. All three segments are in the On and Off-highway industry but for segment reporting purposes we refer to the first segment as the On and Off-highway segment. Our Brake North America and Asia group was classified as discontinued operations and, as such, is not presented in the net sales and operating profit segment tables below. See “Note 4. Discontinued Operation – Brake.” Segment net sales, operating profit, total assets, depreciation and amortization and capital expenditures were as follows:

	Net Sales
(Dollars in millions)	Three Months Ended June 30, 2011	Three Months Ended June 30, 2012	Six Months Ended June 30, 2011	Six Months Ended June 30, 2012
On and Off-Highway segment	$387	$372	$752	$732
South America other segment	4	4	8	9
Corporate, eliminations and other	(3)	(3)	(6)	(4)

	$388	$373	$754	$737

	Operating Profit
(Dollars in millions)	Three Months Ended June 30, 2011	Three Months Ended June 30, 2012	Six Months Ended June 30, 2011	Six Months Ended June 30, 2012
On and Off-Highway segment	$44	$49	$87	$84
South America other segment	1	—	—	—
Corporate, eliminations and other	(8)	(12)	(17)	(16)

	$37	$37	$70	$68

	Total Assets
(Dollars in millions)	December 31, 2011	June 30, 2012
On and Off-Highway segment	$716	$732
South America other segment	19	16
Corporate, eliminations and other	308	297
Assets of discontinued operations	416	376

	$1,459	$1,421

	Depreciation and Amortization
(Dollars in millions)	Three Months Ended June 30, 2011	Three Months Ended June 30, 2012	Six Months Ended June 30, 2011	Six Months Ended June 30, 2012
On and Off-Highway segment	$4	$3	$8	$8
South America other segment	—	—	—	—
Corporate, eliminations and other	2	2	4	3

Total from continuing operations	6	5	12	11
Discontinued operations(1)	3	—	7	—

	$9	$5	$19	$11

(1)	The depreciation and amortization for the long-lived assets to be disposed of by sale was ceased on December 31, 2011 in accordance with ASC 360, “Property, Plant and Equipment.”

	Capital Expenditures
(Dollars in millions)	Three Months Ended June 30, 2011	Three Months Ended June 30, 2012	Six Months Ended June 30, 2011	Six Months Ended June 30, 2012
On and Off-Highway segment	$5	$3	$13	$5
South America other segment	—	—	—	—
Corporate, eliminations and other	1	—	—	—

Total from continuing operations	6	3	13	5
Discontinued operations	5	3	14	6

	$11	$6	$27	$11

Net sales by geographic region were determined based on origin of sale and are as follows:

(Dollars in millions)	Three Months Ended June 30, 2011	Three Months Ended June 30, 2012	Six Months Ended June 30, 2011	Six Months Ended June 30, 2012
Brazil	$113	$97	$218	$199
Canada	19	19	37	36
Poland	41	38	77	72
Other countries	24	27	44	54

Total other countries	197	181	376	361
United States	191	192	378	376

	$388	$373	$754	$737

Geographic data for long-lived assets are comprised of property, plant and equipment, goodwill, other intangible assets and deferred financing costs and are as follows:

(Dollars in millions)	December 31, 2011	June 30, 2012
Brazil	$14	$13
China	14	15
Poland	26	26
Other countries	11	9

Total other countries	65	63
United States	193	184

	$258	$247

(1)	Long-lived assets as of December 31, 2011 and June 30, 2012 excludes $200 million and $199 million, respectively, in our Brake North America and Asia group, which is classified in current assets of discontinued operations.

We offer primarily two types of products: filtration products, which include oil, fuel, air and other filters and chassis products, which include steering, suspension and driveline components. Additionally, we have Commercial Distribution South America products, which offer chassis, filtration and other products. The Company’s sales by group of similar products are as follows:

(Dollars in millions)	Three Months Ended June 30, 2011	Three Months Ended June 30, 2012	Six Months Ended June 30, 2011	Six Months Ended June 30, 2012
Filtration products	$208	$215	$404	$420
Chassis products	61	55	120	103
Commercial Distribution South America products	118	102	228	209
Corporate, eliminations and other(1)	1	1	2	5

	$388	$373	$754	$737

(1)	Other includes our South America other segment.

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

	December 31, 2011	June 30, 2012
Restricted stock units	242,000	242,000
Stock options	28,680	29,627
Deferred compensation shares	30,819	30,236
Stock award	163	163
Shares available	48,338	47,974

Number of shares of common stock subject to awards	350,000	350,000

Stock Options

As of June 30, 2012, 29,627 stock options had been awarded, which included exercised options of 3,000, vested options of 25,627 and 1,000 unvested options. Pursuant to the terms of the 2005 Stock Plan, each option expires on August 1, 2015. The exercise price is $100 per option.

We account for our employee stock options under the fair value method of accounting using a Black-Scholes model to measure stock-based compensation expense at the date of grant. Dividend yields were not a factor because there were no cash dividends declared during 2011 and the first six months of 2012. Our weighted-average Black-Scholes fair value assumptions include:

	2011	2012
Weighted-average effective term	5.1 years	5.1 years
Weighted-average risk free interest rate	4.34%	4.34%
Weighted-average expected volatility	39.9%	39.9%
Weighted-average fair value of options (Dollars in millions)	$1	$1

The fair value of the stock option grants is amortized to expense over the vesting period. The Company reduces the overall compensation expense by a turnover rate consistent with historical trends. Stock-based compensation expense, which was recorded in selling, general and administrative expenses, and tax related income tax benefits were nil for each of the six month periods ending June 30, 2011 and 2012.

Options
Outstanding at December 31, 2011(1)	28,680
Forfeited/expired	2,053

Outstanding at June 30, 2012(1)	26,627

(1)	Excludes 3,000 options that were exercised as of December 31, 2011 and June 30, 2012.

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

Restricted Stock Units

The RSUs granted in connection with the Option Exchange are governed by the 2005 Stock Plan and a Restricted Stock Unit Award Agreement.

The RSUs are subject to performance-based and market-based vesting restrictions, which differ from the performance and time-based vesting restrictions applicable to the exchanged stock options. The RSUs will vest if (i) the RSU holder remains employed with Affinia Group Holdings Inc. on the date that either of the following vesting conditions occurs and (ii) either of the following vesting conditions occurs on or prior to the date on which Cypress ceases to hold any remaining Affinia Group Holdings Inc. common stock:

•

Cypress Scenario – Cypress has received aggregate transaction proceeds in cash or marketable securities (not subject to escrow, lock-up, trading restrictions or claw-back) with respect to the disposition of more than 50% of its common equity interests in Affinia Group Holdings Inc. in an amount that represents a per-share equivalent value that is greater than or equal to two times the average per share price paid by Cypress for its aggregate common equity investment in Affinia Group Holdings Inc.; or

•	IPO Scenario – Affinia Group Holdings Inc.’s common stock trades on a public stock exchange at an average closing price of $225 (as adjusted for stock splits) over a 60 consecutive trading day period.

As of June 30, 2012, 242,000 RSUs had been awarded, none of which have vested. We estimate the fair value of market-based RSUs using a Monte Carlo simulation model on the date of grant. Our weighted-average Monte Carlo fair value assumptions include:

	Cypress Scenario	IPO Scenario
Effective term	0.6 years	1.4 years
Expected volatility	70%	70%
Fair value of an RSU	$107.92	$124.41
Expected expense (Dollars in millions)	$26	$30

In the event that either of the performance-based conditions (Cypress Scenario or IPO Scenario) is met, the fair value of the RSUs will be recognized in stock-based compensation expense either (1) pro rata over the requisite service term including a cumulative catch-up related to service provided through the date the performance condition is met or (2) in full once the respective market-based condition is met or (3) in full if the requisite service period has already passed when the performance condition is met. Stock-based compensation expense, which would be recorded in selling, general and administrative expenses, and tax related income tax benefits was not recorded for the first six months of 2012 as neither of the performance conditions have been met. If the RSUs do not vest prior to ten years from the date of grant, then the RSUs will expire. If the performance condition is met on the 242,000 RSUs, the amount of expense we would have to record is $30 million under the IPO scenario or $26 million under the Cypress scenario.

RSUs
Outstanding at December 31, 2011	242,000
Granted	—
Forfeited/expired	—

Outstanding at June 30, 2012	242,000

Deferred Compensation Plan

We started a deferred compensation plan in 2008 that permits executives to defer receipt of all or a portion of the amounts payable under our non-equity incentive compensation plan. All amounts deferred are treated solely for purposes of the plan to have been notionally invested in the common stock of Affinia Group Holdings Inc. As such, the accounts under the plan will reflect investment gains and losses associated with an investment in the Affinia Group Holdings Inc.’s common stock. We match 25% of the deferral with an additional notional investment in common stock of Affinia Group Holdings Inc., which is subject to vesting as provided in the plan. Deferred compensation expense, which was recorded in selling, general and administrative expenses, and tax related income tax benefits were $1 million and less than $1 million for the first six months of 2011 and 2012, respectively.

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

During the first six months of 2011 and 2012, the total accounts receivable factored was $190 million and $333 million, respectively, and the cost incurred on factoring was $2 million and $3 million, respectively. Accounts receivable factored by the Company are accounted for as a sale and removed from the balance sheet at the time of factoring and the cost of the factoring is accounted for in other income or in discontinued operations if it relates to our Brake North America and Asia Group.

Note 16. Financial Information for Guarantors and Non-Guarantors

Affinia Group Intermediate Holdings Inc. (presented as “Parent” in the following schedules), through its wholly-owned subsidiary, Affinia Group Inc. (presented as Issuer in the following schedules), issued $225 million aggregate principal amount of its 10.75% Senior Secured Notes due 2016 (the “Secured Notes”) on August 13, 2009, and Affinia Group Inc. issued $300 million aggregate principal amount of its 9% Senior Subordinated Notes due 2014 (the “Subordinated Notes”) on November 30, 2004, with an additional $100 million in principal amount issued December 9, 2010. As of June 30, 2012, there were $367 million and $179 million of Subordinated Notes and Secured Notes outstanding, respectively. The notes were offered only to qualified institutional buyers and certain persons in offshore transactions

The Secured Notes are fully, unconditionally and jointly and severally guaranteed on a senior secured basis and the Subordinated Notes are fully, unconditionally and jointly and severally guaranteed on an unsecured senior subordinated basis. The Subordinated Notes are general obligations of the Issuer and guaranteed by the Parent and all of the Issuer’s wholly owned current and future domestic subsidiaries (the “Guarantors”). The Issuer’s obligations under the Secured Notes are guaranteed by the Guarantors and are secured by first-priority liens, subject to permitted liens and exceptions for excluded assets, on substantially all of the Issuers and the Guarantors’ tangible and intangible assets (excluding the ABL Collateral as defined below), including real property, fixtures and equipment owned or acquired in the future by the Issuer and the Guarantors (the “Non-ABL Collateral”) and are secured by second-priority liens on all accounts receivable, inventory, cash, deposit accounts, securities accounts and proceeds of the foregoing and certain assets related thereto held by the Issuer and the Guarantors, which constitute collateral under the ABL Revolver on a first-priority basis (the “ABL Collateral”).

The following unaudited information presents Condensed Consolidating Statements of Operations for the three and six months ended June 30, 2011 and 2012, Condensed Consolidating Statements of Comprehensive Income for the three and six months ended June 30, 2011 and 2012, Condensed Consolidating Balance Sheets as of December 31, 2011 and June 30, 2012 and Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2011 and 2012 of (1) the Parent, (2) the Issuer, (3) the Guarantors, (4) the Non-Guarantors, and (5) eliminations to arrive at the information for the Company on a consolidated basis.

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Operations

For the Three Months Ended June 30, 2011

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$209	$276	$(97)	$388
Cost of sales	—	—	(167)	(228)	97	(298)

Gross profit	—	—	42	48	—	90
Selling, general and administrative expenses	—	(8)	(23)	(22)	—	(53)

Operating profit (loss)	—	(8)	19	26	—	37
Other loss, net	—	—	(1)	—	—	(1)
Interest expense	—	(16)	—	(1)	—	(17)

Income (loss) from continuing operations before income tax provision, equity in income and noncontrolling interest	—	(24)	18	25	—	19
Income tax benefit (provision)	—	2	(3)	(4)	—	(5)
Equity in income, net of tax	10	32	19	—	(61)	—

Net income from continuing operations	10	10	34	21	(61)	14
Loss from discontinued operations, net of tax	—	—	(2)	(2)	—	(4)

Net income	10	10	32	19	(61)	10
Less: net income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—

Net income attributable to the Company	$10	$10	$32	$19	$(61)	$10

Guarantor Condensed

Consolidating Statement of Comprehensive Income

For the Three Months Ended June 30, 2011

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net income	$10	$10	$32	$19	$(61)	$10
Other comprehensive income, net of tax:
Change in foreign currency translation adjustments	11	11	—	11	(22)	11

Total other comprehensive income	11	11	—	11	(22)	11

Total comprehensive income	21	21	32	30	(83)	21
Less: comprehensive income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—

Comprehensive income attributable to the Company	$21	$21	$32	$30	$(83)	$21

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Operations

For the Six Months Ended June 30, 2011

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$413	$530	$(189)	$754
Cost of sales	—	—	(329)	(441)	189	(581)

Gross profit	—	—	84	89	—	173
Selling, general and administrative expenses	—	(17)	(44)	(42)	—	(103)

Operating profit (loss)	—	(17)	40	47	—	70
Other income (loss), net	—	(1)	(1)	1	—	(1)
Interest expense	—	(33)	—	(1)	—	(34)

Income (loss) from continuing operations before income tax provision, equity in income and noncontrolling interest	—	(51)	39	47	—	35
Income tax benefit (provision)	—	10	(6)	(13)	—	(9)
Equity in income, net of tax	12	53	36	—	(101)	—

Net income from continuing operations	12	12	69	34	(101)	26
Income (loss) from discontinued operations, net of tax	—	—	(15)	2	—	(13)

Net income	12	12	54	36	(101)	13
Less: net income attributable to noncontrolling interest, net of tax	—	—	1	—	—	1

Net income attributable to the Company	$12	$12	$53	$36	$(101)	$12

Guarantor Condensed

Consolidating Statement of Comprehensive Income

For the Six Months Ended June 30, 2011

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net income	$12	$12	$54	$36	$(101)	$13
Other comprehensive income, net of tax:
Change in foreign currency translation adjustments	23	23	—	23	(46)	23

Total other comprehensive income	23	23	—	23	(46)	23

Total comprehensive income	35	35	54	59	(147)	36
Less: comprehensive income attributable to noncontrolling interest, net of tax	—	—	1	—	—	1

Comprehensive income attributable to the Company	$35	$35	$53	$59	$(147)	$35

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Operations

For the Three Months Ended June 30, 2012

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$210	$261	$(98)	$373
Cost of sales	—	—	(171)	(211)	98	(284)

Gross profit	—	—	39	50	—	89
Selling, general and administrative expenses	—	(11)	(20)	(21)	—	(52)

Operating profit (loss)	—	(11)	19	29	—	37
Other income (loss), net	—	—	(1)	1	—	—
Loss from extinguishment of debt	—	(1)	—	—	—	(1)
Interest expense	—	(16)	—	—	—	(16)

Income (loss) from continuing operations before income tax provision, equity in income and noncontrolling interest	—	(28)	18	30	—	20
Income tax benefit (provision)	—	(2)	—	(7)	—	(9)
Equity in income, net of tax	(32)	(2)	(18)	(1)	52	(1)

Net income from continuing operations	(32)	(32)	—	22	52	10
Income (loss) from discontinued operations, net of tax	—	—	(2)	(40)	—	(42)

Net income	(32)	(32)	(2)	(18)	52	(32)
Less: net income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—

Net income attributable to the Company	$(32)	$(32)	$(2)	$(18)	$52	$(32)

Guarantor Condensed

Consolidating Statement of Comprehensive Income

For the Three Months Ended June 30, 2012

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net income	$(32)	$(32)	$(2)	$(18)	$52	$(32)
Other comprehensive income, net of tax:
Change in foreign currency translation adjustments	(23)	(23)	—	(23)	46	(23)

Total other comprehensive income	(23)	(23)	—	(23)	46	(23)

Total comprehensive income	(55)	(55)	(2)	(41)	98	(55)
Less: comprehensive income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—

Comprehensive income attributable to the Company	$(55)	$(55)	$(2)	$(41)	$98	$(55)

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Operations

For the Six Months Ended June 30, 2012

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$409	$498	$(170)	$737
Cost of sales	—	—	(336)	(405)	170	(571)

Gross profit	—	—	73	93	—	166
Selling, general and administrative expenses	—	(22)	(35)	(41)	—	(98)

Operating profit (loss)	—	(22)	38	52	—	68
Loss on extinguishment of debt	—	(1)	—	—	—	(1)
Other income (loss), net	—	1	(3)	2	—	—
Interest expense	—	(32)	—	—	—	(32)

Income (loss) from continuing operations before income tax provision, equity in income and noncontrolling interest	—	(54)	35	54	—	35
Income tax provision	—	(2)	—	(12)	—	(14)
Equity in income (loss), net of tax	(26)	30	6	—	(10)	—

Net income (loss) from continuing operations	(26)	(26)	41	42	(10)	21
Income from discontinued operations, net of tax	—	—	(11)	(36)	—	(47)

Net income (loss)	(26)	(26)	30	6	(10)	(26)
Less: net income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—

Net income (loss) attributable to the Company	$(26)	$(26)	$30	$6	$(10)	$(26)

Guarantor Condensed

Consolidating Statement of Comprehensive Income

For the Six Months Ended June 30, 2012

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net income (loss)	$(26)	$(26)	$30	$6	$(10)	$(26)
Other comprehensive loss, net of tax:
Change in foreign currency translation adjustments	(11)	(11)	—	(11)	22	(11)

Total other comprehensive loss	(11)	(11)	—	(11)	22	(11)

Total comprehensive income (loss)	(37)	(37)	30	(5)	12	(37)
Less: comprehensive income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—

Comprehensive income (loss) attributable to the Company	$(37)	$(37)	$30	$(5)	$12	$(37)

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

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Balance Sheet

June 30, 2012

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$14	$—	$49	$—	$63
Accounts receivable	—	—	63	127	—	190
Inventories, net	—	—	165	127	—	292
Other current assets	—	64	10	38	—	112
Current assets of discontinued operations	—	—	297	79	—	376

Total current assets	—	78	535	420	—	1,033
Investments and other assets	—	207	46	20	—	273
Intercompany investments	297	1,466	685	—	(2,448)	—
Intercompany receivables	—	(775)	367	408	—	—
Property, plant and equipment, net	—	2	50	63	—	115

Total assets	$297	$978	$1,683	$911	$(2,448)	$1,421

Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$—	$11	$107	$55	$—	$173
Notes payable	—	—	—	20	—	20
Accrued payroll and employee benefits	—	9	4	8	—	21
Other accrued liabilities	—	23	27	30	—	80
Current liabilities of discontinued operations	—	—	79	110	—	189

Total current liabilities	—	43	217	223	—	483
Deferred employee benefits and noncurrent liabilities	—	4	—	3	—	7
Long-term debt	—	621	—	—	—	621

Total liabilities	—	668	217	226	—	1,111
Total shareholder’s equity	297	310	1,466	685	(2,448)	310

Total liabilities and equity	$297	$978	$1,683	$911	$(2,448)	$1,421

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2011

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated Total
Operating activities
Net cash provided by (used in) operating activities	$—	$(82)	$1	$29	$—	$(52)
Investing activities
Change in restricted cash	—	—	—	2	—	2
Additions to property, plant and equipment	—	—	(7)	(20)	—	(27)
Other investing activities	—	—	4	—	—	4

Net cash used in investing activities	—	—	(3)	(18)	—	(21)
Financing activities
Net decrease in other short-term debt	—	—	—	(8)	—	(8)
Payments of other debt	—	—	—	(3)	—	(3)
Capital contribution	—	—	—	1	—	1
Net proceeds from ABL Revolver	—	80	—	—	—	80

Net cash provided by (used in) financing activities	—	80	—	(10)	—	70
Effect of exchange rates on cash	—	—	—	2	—	2
Increase (decrease) in cash and cash equivalents	—	(2)	(2)	3	—	(1)
Cash and cash equivalents at beginning of the period	—	9	3	43	—	55

Cash and cash equivalents at end of the period	$—	$7	$1	$46	$—	$54

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2012

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated Total
Operating activities
Net cash provided by (used in) operating activities	$—	$63	$2	$14	$—	$79
Investing activities
Change in restricted cash	—	—	—	4	—	4
Additions to property, plant and equipment	—	—	(3)	(8)	—	(11)
Proceeds from sales of assets	—	—	1	2	—	3

Net cash used in investing activities	—	—	(2)	(2)	—	(4)
Financing activities
Net decrease in other short-term debt	—	—	—	(5)	—	(5)
Payments of other debt	—	—	—	(2)	—	(2)
Repayment on Secured Notes	—	(23)	—	—	—	(23)
Net payments of ABL Revolver	—	(35)	—	—	—	(35)

Net cash used in financing activities	—	(58)	—	(7)	—	(65)
Effect of exchange rates on cash	—	—	—	(1)	—	(1)
Increase in cash and cash equivalents	—	5	—	4	—	9
Cash and cash equivalents at beginning of the period	—	9	—	45	—	54

Cash and cash equivalents at end of the period	$—	$14	$—	$49	$—	$63

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We are a global leader in the commercial and light vehicle replacement products and services industry, which is also referred to as the aftermarket. Our extensive aftermarket product offering consists principally of filtration and chassis products. Our filtration products fit medium and heavy duty trucks, light vehicles, equipment in the off-highway market (i.e., construction, mining, forestry and agricultural) and equipment for industrial and marine applications. Our chassis products fit light vehicles, medium and heavy duty trucks, trailers and all terrain vehicles. In addition, we provide aftermarket products and distribution services in South America. We believe that the growth of the global aftermarket, from which we derived approximately 99% of our net sales in 2011, is predominantly driven by the size, age and use of the population of vehicles and equipment in operation. We design, manufacture, distribute and market a broad range of aftermarket products in North America, South America, Europe, Asia and Africa and generate sales in over 70 countries.

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

The following are major transformation projects we have completed or are in the process of completing in our continuing operations:

•	First quarter of 2012 – Our Brazilian distribution company opened a new branch at the end of 2011, which began operating in the first quarter of 2012.

•

Second quarter of 2011 – During April 2011, we completed the construction of a filtration manufacturing facility in China, in which we owned 85% ownership interest. This facility manufactures products in China and distributes these products in Asia and North America. We began shipping products from this facility during the third quarter of 2011.

•

Second quarter of 2011 – We completed a new filtration facility in Poland and began shipping products in the second quarter of 2011. The facility was constructed to handle our increased production volumes in Poland and other European countries where we distribute products.

•

2010 and 2011 – Our Brazilian distribution company opened one new branch in 2010 and a new warehouse in January 2011. The new warehouse more than tripled our distribution company’s warehouse and distribution capacity in Brazil. The new branch has contributed to the growth of our Brazilian distribution business.

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

Since our acquisition in 2004, we have transformed the company by investing in our existing operations and expanding into low cost countries, which has positioned us for growth. During 2011, we experienced a record for sales and operating profit from continuing operations as shown by the charts below.

Sales Growth from 2005 to 2011
5.9% CAGR
1,600
1,400
1,200
1,000
800
600
400
200
-
Millions
2005
2006
2007
2008
2009
2010
2011
Years

Operating Profit Growth from 2005 to 2011
140
120
100
80
60
40
20
-
Millions
Recessionary Period
2005
2006
2007
2008
2009
2010
2011
Years

Strategic Focus

With the sale of the Commercial Distribution Europe group in 2010 and the potential sale of the Brake North America and Asia group in 2012, we have positioned ourselves to be a global filtration, chassis and distribution business. With the realignment of our company, we believe that we will be able to better focus on expanding our global manufacturing and distribution capabilities throughout the world.

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

Reduction of Debt Levels

We have decreased debt levels in 2012 due to a decrease in inventory levels and an increase in accounts payable, which was mainly due to timing. The increase in cash provided by operating activities enabled us to decrease our borrowings under the ABL Revolver and the amount of our outstanding Secured Notes. On June 25, 2012, Affinia Group Inc. redeemed $22.5 million aggregate principal amount of the Secured Notes, pursuant to their terms at a redemption price equal to 103% of the principal amount of such notes being redeemed, plus accrued and unpaid interest to the redemption date.

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

Results of Operations

Three months ended June 30, 2011 compared to the three months ended June 30, 2012

Net sales. Consolidated sales decreased by $15 million, which was primarily due to unfavorable currency effects of $32 million, in the second quarter of 2012 in comparison to the second quarter of 2011. The following table summarizes the consolidated net sales results for the three months ended June 30, 2011 and the consolidated net sales results for the three months ended June 30, 2012:

(Dollars in millions)	Consolidated Three Months Ended June 30, 2011	Consolidated Three Months Ended June 30, 2012	Dollar Change	Percent Change	Currency Effect (1)
Net sales
Filtration products	$208	$215	$7	3%	$(10)
Commercial Distribution South America products	118	102	(16)	-14%	(22)
Chassis products	61	55	(6)	-10%	—

On and Off-highway segment	387	372	(15)	-4%	(32)
South America other segment	4	4	—	—	—
Corporate, eliminations and other	(3)	(3)	—	—	—

Total net sales	$388	$373	$(15)	-4%	$(32)

(1)	The currency effect was calculated by comparing the local currency net sales for all international locations for both periods, each at the current year exchange rate, to determine the impact of the currency between periods. These currency effects provide a clearer understanding of the operating results of our foreign entities because they exclude the varying effects that changes in foreign currency exchange rates may have on those results.

On and Off-highway segment products sales decreased due to the following:

(1)	Filtration products sales increased in the second quarter of 2012 in comparison to the second quarter of 2011 due to increased sales of $4 million in our U.S. and Canadian operations due to increased volume. Additionally, our sales increased by $11 million in our Polish, Venezuelan, Russia and Mexican operations related to new customers and new business with existing customers. Our new Chinese operations sales increased by $2 million, which was due to the recent start of production as we expand our filtration products into this new market. The increased sales were partially offset by unfavorable currency translation effects of $10 million, which mainly related to Poland.

(2)	Commercial Distribution South America products sales decreased by $16 million in the second quarter of 2012 in comparison to the second quarter of 2011 due to $22 million of negative currency effects. Partially offsetting the decrease were increased sales in our Brazilian distribution company and our shock operations.

(3)	Chassis products sales decreased in the second quarter of 2012 in comparison to the second quarter of 2011. During the second quarter of 2011, our sales increased due to new business in our premium Chassis product line. The new business in 2011 resulted in significant initial orders to fulfill customer requirements. The second quarter of 2012 represents a more normal run rate for the new business.

South America other segment products sales were consistent in the second quarter of 2012 in comparison to the second quarter of 2011.

The following table summarizes the consolidated results for the three months ended June 30, 2011 and the consolidated results for the three months ended June 30, 2012:

(Dollars in millions)	Consolidated Three Months Ended June 30, 2011	Consolidated Three Months Ended June 30, 2012	Dollar Change	Percent Change
Net sales	$388	$373	$(15)	-4%
Cost of sales	(298)	(284)	14	-5%

Gross profit	90	89	(1)	-1%
Gross margin	23%	24%
Selling, general and administrative expenses(1)	(53)	(52)	1	-2%
Selling, general and administrative expenses as a percent of sales	14%	14%

Operating profit (loss)
On and Off-highway segment	44	49	5	11%
South America other segment	1	—	(1)	-100%
Corporate, eliminations and other	(8)	(12)	(4)	-50%

Operating profit	37	37	—	—
Operating margin	10%	10%
Loss on extinguishment of debt	—	(1)	(1)	NM
Other loss, net	(1)	—	1	100%
Interest expense	(17)	(16)	1	-6%

Income from continuing operations, before income tax provision, equity in income and noncontrolling interest	19	20	1	5%
Income tax provision	(5)	(9)	(4)	-80%
Equity in loss, net of tax	—	(1)	(1)	NM

Net income from continuing operations	14	10	(4)	-29%
Loss from discontinued operations, net of tax	(4)	(42)	(38)	-950%

Net income (loss)	10	(32)	(42)	-420%
Less: net income attributable to noncontrolling interest, net of tax	—	—	—	—

Net income (loss) attributable to the Company	$10	$(32)	$(42)	-420%

(1)	We recorded $1 million of restructuring costs in selling, general and administrative expenses in the second quarter of 2011.
NM	(Not Meaningful)

Gross profit/Gross margin. Gross profit remained consistent during the second quarter of 2012 in comparison to the second quarter of 2011. Gross margin increased in the second quarter of 2012 to 24% from 23% in the second quarter of 2011 due to increased volume.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the second quarter of 2012 decreased by $1 million from the second quarter of 2011 due to decrease in marketing expenses and legal and professional fees.

Operating profit/Operating margin. Operating profit remained consistent during the second quarter of 2012 in comparison to the second quarter of 2011. The operating profit in the On and Off-highway segment increased by $5 million due to a decrease in selling, general and administrative expenses in the second quarter of 2012 in comparison to the second quarter of 2011. Corporate, eliminations and other operating profit decreased in the second quarter of 2012 in comparison to the second quarter of 2011 by $4 million due to costs related to higher general and administrative expenses.

Interest expense. Interest expense decreased by $1 million in the second quarter of 2012 in comparison to the second quarter of 2011 due to lower debt levels.

Income tax provision. The income tax provision was $9 million and $5 million for the second quarter of 2012 and 2011, respectively. The effective tax rate was higher in the second quarter of 2012 in comparison to the second quarter of 2011 due to deemed distributions from certain foreign subsidiaries.

Loss from discontinued operations, net of tax. Our Brake North America and Asia group had a loss of $42 million in the second quarter of 2012 of which $3 million related to a loss from operations, $62 million related to an impairment charge to reduce the carrying value of the business to expected realizable value, and offsetting these amounts was $23 million, which related to a tax benefit for the impairment. In the second quarter of 2011, Brake North America and Asia group incurred loss from operations of $4 million.

Net income (loss). Net income decreased in the second quarter of 2012 in comparison to the second quarter of 2011 due mainly to the increase in the loss from discontinued operations, net of tax.

Six months ended June 30, 2011 compared to the six months ended June 30, 2012.

Net sales. Consolidated sales decreased by $17 million, which was primarily due to unfavorable currency effects of $43 million, in the first six months of 2012 in comparison to the first six months of 2011. The following table summarizes the consolidated net sales results for the six months ended June 30, 2011 and the consolidated net sales results for the six months ended June 30, 2012.

(Dollars in millions)	Consolidated Six Months Ended June 30, 2011	Consolidated Six Months Ended June 30, 2012	Dollar Change	Percent Change	Currency Effect (1)
Net sales
Filtration products	$404	$420	$16	4%	$(14)
Commercial Distribution South America products	228	209	(19)	-8%	(29)
Chassis products	120	103	(17)	-14%	—

On and Off-highway segment	752	732	(20)	-3%	(43)
South America other segment	8	9	1	13%	—
Corporate, eliminations and other	(6)	(4)	2	33%	—

Total net sales	$754	$737	$(17)	-2%	$(43)

(1)	The currency effect was calculated by comparing the local currency net sales for all international locations for both periods, each at a current year exchange rate, to determine the impact of the currency between periods. These currency effects provide a clearer understanding of the operating results of our foreign entities because they exclude the varying effects that changes in foreign currency exchange rates may have on those results.

On and Off-highway segment products sales decreased due to the following:

(1)	Filtration products sales increased in the first six months of 2012 in comparison to the first six months of 2011 due to increased sales of $8 million in our U.S. and Canadian operations due to increased volume. Additionally, our sales increased by $20 million in our Polish, Venezuelan, Russia and Mexican operations related to new customers and new business with existing customers. Our new Chinese operations sales increased by $2 million, which was due to the recent start of production as we expand our filtration products into this new market. The increased sales were partially offset by unfavorable currency translation effects of $14 million, which mainly related to Poland.

(2)	Commercial Distribution South America products sales decreased by $19 million in the first six months of 2012 in comparison to the first six months of 2011 due to $29 million of negative currency effects. Partially offsetting the decrease were price increases on certain products and new business at our Brazilian distribution company.

(3)	Chassis products sales decreased in the first six months of 2012 in comparison to the first six months of 2011. During the first six months of 2011, our sales increased due to new business in our premium Chassis line. The new business in 2011 resulted in significant initial orders to fulfill customer requirements. The first six months of 2012 represents a more normal run rate for the new business.

South America other segment products sales increased in the first six months of 2012 in comparison to the first six months of 2011 due to the impact of price increases on certain products and additional volumes in Venezuela.

The following table summarizes the consolidated results for the six months ended June 30, 2011 and the consolidated results for the six months ended June 30, 2012:

(Dollars in millions)	Consolidated Six Months Ended June 30, 2011	Consolidated Six Months Ended June 30, 2012	Dollar Change	Percent Change
Net sales	$754	$737	$(17)	-2%
Cost of sales	(581)	(571)	10	-2%

Gross profit	173	166	(7)	-4%
Gross margin	23%	23%
Selling, general and administrative expenses(1)	(103)	(98)	5	-5%
Selling, general and administrative expenses as a percent of sales	14%	13%

Operating profit (loss)
On and Off-highway segment	87	84	(3)	-3%
South America other segment	—	—	—	—
Corporate, eliminations and other	(17)	(16)	1	6%

Operating profit	70	68	(2)	-3%
Operating margin	9%	9%
Loss on extinguishment of debt	—	(1)	(1)	NM
Other loss, net	(1)	—	1	100%
Interest expense	(34)	(32)	2	-6%

Income from continuing operations, before income tax provision, equity in income and noncontrolling interest	35	35	—	—
Income tax provision	(9)	(14)	(5)	56%
Equity in income, net of tax	—	—	—	—

Net income from continuing operations	26	21	(5)	-19%
Loss from discontinued operations, net of tax	(13)	(47)	(34)	-262%

Net income (loss)	13	(26)	(39)	-300%
Less: net income attributable to noncontrolling interest, net of tax	1	—	(1)	-100%

Net income (loss) attributable to the Company	$12	$(26)	$(38)	-317%

(1)	We recorded $1 million of restructuring costs in selling, general and administrative expenses in the first six months of 2011 and 2012, respectively.
NM	(Not Meaningful)

Gross profit/Gross margin. Gross profit decreased by $7 million during the first six months of 2012 in comparison to the first six months of 2011. The decrease in gross profit was mainly due to a reduction in gross profit in our Chassis products, negative currency impacts, higher material costs on some products and higher returns on certain products. The lower gross profit on our Chassis products was due to a lower margin on products obtained and sold in connection with a significant change over of product related to new business in 2010 and 2011. In addition, in 2012 we had new business that required temporarily sourcing some of the product from higher cost sources.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the first six months of 2012 decreased by $5 million from the first six months of 2011 due to the Satisfied settlement of $4 million.

Operating profit/Operating margin. Operating profit decreased by $2 million in the first six months of 2012 in comparison to the first six months of 2011 due to a lower gross profit. The operating profit in the On and Off-highway segment decreased by $3 million due to lower gross margin on our Chassis products in the first six months of 2012 in comparison to the first six months of 2011.

Interest expense. Interest expense decreased by $2 million in the first six months of 2012 in comparison to the first six months of 2011 due to lower debt levels.

Income tax provision. The income tax provision was $14 million and $9 million for the first six months of 2012 and 2011, respectively. The effective tax rate was higher in the first six months of 2012 in comparison to the first six months of 2011 due to deemed distributions from certain foreign subsidiaries.

Loss from discontinued operations, net of tax. Our Brake North America and Asia group reported a loss of $47 million in the first six months of 2012 of which $8 million related to a loss from operations, $62 million related to an impairment charge to reduce the carrying value of the business to expected realizable value, and offsetting these amounts was $23 million, which related to a tax benefit for the impairment. In the first six months of 2011, Brake North America and Asia group incurred loss from operations of $13 million.

Net income (loss). Net income increased in the first six months of 2012 in comparison to the first six months of 2011 due mainly to the decrease in the loss from discontinued operations, net of tax.

Results by Geographic Region

Net sales by geographic region were as follows:

(Dollars in millions)	Three Months Ended June 30, 2011	Three Months Ended June 30, 2012	Six Months Ended June 30, 2011	Six Months Ended June 30, 2012
Net sales
United States	$191	$192	$378	$376
Foreign	197	181	376	361

Total net sales	$388	$373	$754	$737

United States sales as a percent of total sales	49%	51%	50%	51%
Foreign sales as a percent of total sales	51%	49%	50%	49%

United States. Net sales decreased in the first six months of 2012 in comparison to the first six months of 2011 due to a decrease in our Chassis product sales.

Foreign. Net sales decreased in the first six months of 2012 in comparison to the first six months of 2011 due to unfavorable currency translation effects, partially offset by increased sales to new customers and new business with existing customers.

Income from continuing operations before income tax provision, equity in income and noncontrolling interest by geographic region was as follows:

(Dollars in millions)	Three Months Ended June 30, 2011	Three Months Ended June 30, 2012	Six Months Ended June 30, 2011	Six Months Ended June 30, 2012
Income (loss) from continuing operations before income tax provision, equity in income and noncontrolling interest
United States	$(6)	$(10)	$(12)	$(19)
Foreign	25	30	47	54

Total income from continuing operations before income tax provision, equity in income and noncontrolling interest	$19	$20	$35	$35

United States. Loss from continuing operations before income tax provision, equity in income and noncontrolling interest increased in the first six months of 2012 in comparison to the first six months of 2011 due to a decrease in gross profit.

The United States income from continuing operations was lower than the foreign income from continuing operations due to the inclusion of corporate costs in our United States operations and higher profitability of some of our subsidiaries in foreign locations. The majority of our debt relates to our United States operations and as a consequence almost all of the associated interest expense is allocated to our domestic operations. During the first six months of 2012, our United States operations had $32 million of interest expense and our foreign operations had less than $1 million of interest expense.

Foreign. Income from continuing operations before income tax provision, equity in income and noncontrolling interest increased in the first six months of 2012 in comparison to the first six months of 2011. The majority of the increase was due to an improvement in gross profit, which was driven by an increase in sales volume, partially offset by unfavorable currency translation effects.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash flow from operations and available borrowings from our ABL Revolver. Our primary liquidity requirements are significant and are expected to be primarily for debt servicing, working capital, restructuring obligations and capital spending.

We are significantly leveraged as a result of the Acquisition in 2004, the refinancing that occurred in 2009 and the issuance of additional Subordinated Notes in 2010. As of June 30, 2012, the Company had $654 million in aggregate indebtedness, which included $13 million classified in current liabilities of discontinued operations for our Brake North America and Asia group. As of June 30, 2012, we had an additional $169 million of borrowing capacity available under our ABL Revolver after giving effect to $13 million in outstanding letters of credit, none of which was drawn against, and $3 million for borrowing base reserves. In addition, we had cash and cash equivalents of $54 million and $63 million as of December 31, 2011 and June 30, 2012, respectively.

We spent $27 million and $11 million in capital expenditures during the first six months of 2011 and 2012, respectively. The cash flow from operations on an annual basis has historically been adequate to meet our liquidity needs. However, during the first half of the year, cash flows from operations are typically not sufficient to meet our liquidity needs, and we therefore utilize our ABL Revolver to bridge our financing needs until the second half of the year. Based on the current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our ABL Revolver, will be adequate to meet our short term and long term liquidity needs.

Our ABL Revolver matures in May 2017, our Subordinated Notes mature in November 2014 and our Secured Notes mature in 2016. Refinancing our ABL Revolver, our Subordinated Notes and our Secured Notes will require significant additional sources of liquidity over the long term. Furthermore, if we were to undertake a significant acquisition or capital improvement plan, we may need additional sources of liquidity. We expect to meet such liquidity needs by entering into new or additional credit facilities and/or offering new or additional debt securities, but whether such sources of liquidity will be available to us at any given point in the future will depend on a number of factors that are outside of our control, including general market conditions.

Asset Based Credit Facilities

Overview. Affinia Group Intermediate Holdings Inc., Affinia Group Inc. and certain of its subsidiaries entered into a $315 million ABL Revolver maturing in 2017 (subject to early termination under certain limited circumstances). There was $75 million outstanding on the ABL Revolver at June 30, 2012. The ABL Revolver includes (i) a revolving credit facility of up to $300 million (which may be increased or decreased in accordance with the reallocation provisions of the ABL Revolver) for borrowings solely to the U.S. domestic borrowers (the “U.S. Facility”), including (a) a $40 million sub-limit for letters of credit and (b) a $30 million swingline facility and (ii) a revolving credit facility of up to $15 million (which may be increased or decreased in accordance with the reallocation provisions of the ABL Revolver, but in no event to exceed $25 million) for Canadian Dollar denominated revolving loans solely to a Canadian borrower (the “Canadian Facility”). Availability under the ABL Revolver is based upon monthly (or more frequent under certain circumstances) borrowing base valuations of Affinia Group Inc.’s eligible inventory and accounts receivable and is reduced by certain reserves in effect from time to time.

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

In addition, commencing on the day that an event of default occurs or availability under the ABL Revolver is less than (i) with respect to periods prior to the sale of all or substantially all of the ABL priority collateral of the consolidated U.S. and Canadian brake operations of the Company and the guarantors, the greater of 10.0% of the total revolving loan commitments and $31.5 million or (ii) with respect to periods after the sale of all or substantially all of the ABL priority collateral of the consolidated U.S. and Canadian brake operations of the Company and the guarantors, the greater of 10.0% of the total borrowing base and $20.0 million, Affinia Group Intermediate Holdings Inc. is required to maintain a fixed charge coverage ratio of at least 1.00x measured for the last 12-month period.

Interest Rates and Fees. Outstanding borrowings under the U.S. Facility will accrue interest at an annual rate of interest equal to (i) a base rate plus the applicable spread or (ii) a LIBOR rate plus the applicable spread. Swingline loans will bear interest at a base rate plus the applicable spread. Outstanding borrowings under the Canadian Facility will accrue interest at an annual rate of interest equal to (i) the Canadian prime rate plus the applicable spread or (ii) the BA rate (the average discount rate of bankers’ acceptances as quoted on the Reuters Screen CDOR page) plus the applicable spread. We will pay a commission on letters of credit issued under the U.S. Facility at a rate equal to the applicable spread for loans based upon the LIBOR rate (which will be increased by 2% per annum during an event of default).

The borrowers will pay certain fees with respect to the ABL Revolver, including (i) an unused commitment fee on the undrawn portion of the credit facility of 0.25% per annum in the event that more than 50% of the commitments (excluding swingline loans) under the credit facility are utilized, 0.375% per annum in the event that more than 25% but less than or equal to 50% of the commitments (excluding swingline loans) under the credit facility are utilized, and 0.50% per annum in the event that less than or equal to 25% of the commitments (excluding swingline loans) under the credit facility are utilized and (ii) customary annual administration fees in respect of letters of credit and fronting fees in respect of letters of credit equal to 0.125% per annum on the stated amount of each letter of credit outstanding during each fiscal quarter.

Following the occurrence and during the continuance of an event of default, all loans and other obligations may bear interest at a rate 2% in excess of the otherwise applicable rate of interest for so long as such event of default remains outstanding.

Cash Dominion. If availability under the ABL Revolver is less than (i) with respect to periods prior to the sale of all or substantially all of the ABL priority collateral of the consolidated U.S. and Canadian brake operations of the Company and the guarantors, the greater of 12.5% of the total revolving loan commitments and $39.375 million and (ii) with respect to periods after the sale of all or substantially all of the ABL priority collateral of the consolidated U.S. and Canadian brake operations of the Company and the guarantors, the greater of 12.5% of the total borrowing base and $22.5 million, or if there exists an event of default, amounts in Affinia Group Intermediate Holdings Inc.’s deposit accounts and the deposit accounts of the subsidiary guarantors (other than certain excluded accounts) will be transferred daily into a blocked account held by the administrative agent and applied to reduce the outstanding amounts under the ABL Revolver.

Senior Notes

Overview. In November 2004, Affinia Group Inc. issued $300 million aggregate principal amount of the Subordinated Notes, which bear interest at a rate of 9% and mature on November 30, 2014, pursuant to an indenture dated as of November 30, 2004 (the “senior subordinated indenture”). On December 9, 2010, Affinia Group Inc. issued $100 million of additional Subordinated Notes. In connection with our refinancing in August 2009, Affinia Group Inc. issued $225 million aggregate principal amount of the Secured Notes (together with the Subordinated Notes, the “Senior Notes”), which bear interest at a rate of 10.75% and mature on August 15, 2016, pursuant to an indenture dated as of August 13, 2009 (the “senior secured indenture” and, together with the senior subordinated indenture, the “senior indentures”). On December 31, 2010, Affinia Group Inc. redeemed $22.5 million aggregate principal amount of the Secured Notes pursuant to their terms at a redemption price equal to 103% of the principal amount of such notes being redeemed, plus accrued and unpaid interest to the redemption date. On June 25, 2012, Affinia Group Inc, redeemed $22.5 million aggregate principal amount of the Secured Notes, pursuant to their terms at a redemption price equal to 103% of the principal amount of such notes being redeemed, plus accrued and unpaid interest to the redemption date. As of June 30, 2012, $367 million principal amount of the Subordinated Notes was outstanding and $179 million principal amount of the Secured Notes was outstanding, net of a $1 million issue discount which is being amortized until the Secured Notes mature.

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

Covenants. The senior indentures contain certain covenants that, among other things, limit or restrict the ability of Affinia Group Inc. and its restricted subsidiaries to (subject to certain qualifications and exceptions):

•	incur and guarantee additional indebtedness, issue disqualified stock or issue certain preferred stock;

•	pay dividends, make other distributions on, redeem or repurchase stock or make certain other restricted payments;

•	create certain liens or encumbrances;

•	sell assets;

•	issue capital stock;

•	make certain investments or acquisitions;

•	make capital expenditures;

•	restrict dividends, distributions or other payments from our subsidiaries;

•	change their line of business;

•	enter into transactions with affiliates;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of their assets; and

•	designate subsidiaries as unrestricted subsidiaries.

Cash Flows

Net cash provided by (used in) operating activities

Net cash provided by (used in) operating activities is summarized in the table below for the six months ended June 30, 2011 and 2012:

(Dollars in millions)	Six Months Ended June 30, 2011	Six Months Ended June 30, 2012
Net income (loss)	$13	$(26)
Impairment of assets	1	62
Change in trade accounts receivable	(46)	(20)
Change in inventories	(48)	2
Change in other current operating liabilities	34	68

Subtotal	(46)	86
Other changes in operating activities	(6)	(7)

Net cash provided by (used in) operating activities	$(52)	$79

Net income (loss) – Net income (loss) decreased in the first six months of 2012 in comparison to the first six months of 2011 due to the loss from discontinued operations, net of tax.

Impairment of assets – We recorded a $62 million impairment related to our Brake North America and Asia group in June 2012, offset by a tax benefit to the Company of $23 million.

Change in trade accounts receivable – The change in trade accounts receivable was a $46 million and $20 million use of cash in the first six months of 2011 and 2012, respectively. The change in trade accounts receivable was due to timing of payments and increased levels of factoring in the first six months of 2012.

Inventories – The change in inventories was a $48 million use of cash and a $2 million source of cash in the first six months of 2011 and 2012, respectively. In the first quarter of 2011, we built up inventory to keep up with increased demand, which was due to improved market conditions in the aftermarket industry, new business with new customers and additional business with existing customers. During the last half of 2011 and the first six months of 2012, we made a concerted effort to decrease inventory levels.

Change in other current operating liabilities – The change in other current operating liabilities was a $34 million and a $68 million source of cash during the first six months of 2011 and 2012, respectively. The change was primarily due to an increase in accounts payable, which was a $24 million and a $63 million source of cash in the first six months of 2011 and 2012, respectively. Accounts payable fluctuates from period to period due to the timing of payments.

Net cash used in investing activities

Net cash used in investing activities is summarized in the table below for the first six months of 2011 and 2012:

(Dollars in millions)	Six Months Ended June 30, 2011	Six Months Ended June 30, 2012
Proceeds from sale of assets	$—	$4
Change in restricted cash	2	3
Additions to property, plant and equipment	(27)	(11)
Other investing activities	4	—

Net cash used in investing activities	$(21)	$(4)

Additions to property, plant and equipment – The additions increased significantly in 2011 due to the expansion in China for new friction and filtration facilities. The total additions to property, plant and equipment in China decreased $11 million in the first six months of 2012 in comparison to the first six months of 2011. The friction and filtration facilities in China were completed during 2011 and as a consequence the additions in property, plant and equipment decreased during the first six months of 2012.

Net cash provided by (used in) financing activities

Net cash provided by (used in) financing activities is summarized in the table below for the first six months of 2011 and 2012:

(Dollars in millions)	Six Months Ended June 30, 2011	Six Months Ended June 30, 2012
Net decrease in other short-term debt	$(8)	$(5)
Payments of other debt	(3)	(2)
Repayment on Secured Notes	—	(23)
Capital Contribution	1	—
Net proceeds from (payments of) ABL Revolver	80	(35)

Net cash provided by (used in) financing activities	$70	$(65)

Repayment on Secured Notes – We redeemed $22.5 million of our Secured Notes using cash provided by operating activities.

Net proceeds from ABL Revolver – The additional borrowings in the first six months of 2011 were needed to fund the additional operational needs related to increased levels of capital spending and higher levels of working capital. In the first six months of 2012, we were able to reduce the ABL Revolver due to the cash provided by operating activities.

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

Our foreign currency exchange rate risk management efforts primarily focus upon operationally managing the net amount of non-functional currency denominated monetary assets and liabilities. In addition, we routinely execute short-term currency exchange rate forward contracts intended to mitigate the earnings impact related to the re-measurement process. At June 30, 2012, we had currency exchange rate derivatives with an aggregate notional value of $75 million and fair values of less than $1 million in assets and $2 million in liabilities.

Interest rate risk

We are exposed to the risk of rising interest rates to the extent that we fund operations with short-term or variable-rate borrowings. At June 30, 2012, the Company’s $654 million of aggregate debt outstanding, which includes $13 million classified in current liabilities of discontinued operations for our Brake North America and Asia group, consisted of $103 million of floating-rate debt and $551 million of fixed-rate debt.

Pursuant to our written interest rate risk management policy we actively monitor and manage our fixed versus floating rate debt composition within a specified range. At quarter-end, fixed rate debt comprised approximately 85 % of our total debt. Based on the amount of floating-rate debt outstanding at June 30, 2012, a 1% rise in interest rates would result in approximately $1 million in incremental interest expense.

Commodity Price Risk Management

We are exposed to adverse price movements or surcharges related to commodities that are used in the normal course of business operations. Management actively seeks to negotiate contractual terms with our customers and suppliers to limit the potential financial impact related to these exposures.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the quarter ended June 30, 2012.

During the quarter ended June 30, 2012, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

On March 31, 2008, a class action lawsuit was filed by S&E Quick Lube Distributors, Inc. of Utah against several auto parts manufacturers for allegedly conspiring to fix prices for replacement oil, air, fuel and transmission filters. Several auto parts companies are named as defendants, including Champion Laboratories, Inc., Purolator Filters NA LLC, Honeywell International Inc., Cummins Filtration Inc., Donaldson Company, Baldwin Filters Inc., Bosch USA., Mann + Hummel USA Inc., ArvinMeritor Inc., United Components Inc. and Wix Filtration Corp LLC (“Wix Filtration”), one of our subsidiaries. The lawsuit is currently pending as a consolidated Multi-District Litigation (“MDL”) Proceeding in Chicago, IL because of multiple “tag-along” filings in several jurisdictions. Two suits have also been filed in the Canadian provinces of Ontario and Quebec. In June 2011, the U.S. Department of Justice indicted the plaintiffs’ main witness, William Burch, for making false statements in connection with the litigation. Burch pleaded guilty and was sentenced to two years in prison. Three defendants to the action, Baldwin Filters Inc., Cummins Filtration Inc. and Donaldson Company, settled the claims against them for minimal payments in the fall of 2011. In January 2012, all parties to the lawsuit participated in a settlement conference with the Court without success. Shortly afterwards, defendants Wix Filtration, Honeywell and Champion, were able to combine their contributions toward settlement to reach an agreement with plaintiffs to avoid the cost of further litigation. No defendant has admitted liability in the matter. Settlement is now complete as to Wix Filtration and other various parties in the lawsuit, however, the Court has retained jurisdiction to complete several administrative tasks before dismissing the lawsuit.

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

Item 6.	Exhibits

(a)	Exhibits

10.1	Omnibus Fourth Amendment to ABL Credit Agreement and Other Credit Documents, dated May 22, 2012, among the Company, certain of the Company’s U.S. subsidiaries, certain of the Company’s Canadian subsidiaries, the lenders party thereto, Bank of America, N.A., as the administrative agent, and the other agents party thereto which is incorporated herein by reference from Exhibit 10.1 of the Form 8-K of Affinia Group Intermediate Holdings Inc. filed May 29, 2012.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act, as amended.

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350(b)

101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFINIA GROUP INTERMEDIATE HOLDINGS INC.

By:	/s/ Terry R. McCormack
Terry R. McCormack
Chief Executive Officer, President, and Director (Principal Executive Officer) Date: August 10, 2012

By:	/s/ Thomas H. Madden
Thomas H. Madden Senior Vice President and Chief Financial Officer (Principal Financial Officer) Date: August 10, 2012