Form 10-Q
period 2012-09-30
Affinia Group Intermediate Holdings Inc.
filed 2012-11-13
CIK 1328655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the Quarterly Period Ended September 30, 2012.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 1,000 shares outstanding of the registrant’s common stock as of November 13, 2012 (all of which are privately owned and not traded on a public market).

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and other important factors include, among others, continued volatility in and disruption to the global economy and the resulting impact on the availability and cost of credit; financial viability of key customers and key suppliers; our dependence on our largest customers; increased crude oil and gasoline prices and resulting reductions in global demand for the use of automobiles; the shift in demand from premium to economy products; pricing and pressures from imports; increasing costs for manufactured components, raw materials and energy prices; the expansion of return policies or the extension of payment terms; risks associated with our non-U.S. operations; risks related to our receivables factoring arrangements; product liability and warranty and recall claims brought against us; reduced inventory levels by our distributors resulting from consolidation and increased efficiency; environmental and automotive safety regulations; the availability of raw materials, manufactured components or equipment from our suppliers; challenges to our intellectual property portfolio; our ability to develop improved products; the introduction of improved products and services that extend replacement cycles otherwise reduce demand for our products; our ability to achieve cost savings from our restructuring plans; work stoppages, labor disputes or similar difficulties that could significantly disrupt our operations; our ability to successfully combine our operations with any businesses we have acquired or may acquire; our ability to successfully effect dispositions of existing lines of business; our ability to successfully complete divestitures without significant business disruptions, including potential sale of the Brake North America and Asia operations; risk of impairment charges to our long-lived assets; risk of impairment to intangibles and goodwill; the risk of business disruptions related to a variety of events or conditions including natural and man-made disasters; risks associated with foreign exchange rate fluctuations; risks associated with our expansion into new markets; the impact on our tax rate resulting from the mix of our profits and losses in various jurisdictions; reductions in the value of our deferred tax assets; difficulties in developing, maintaining or upgrading information technology systems; risks associated with doing business in corrupting environments; our substantial leverage and limitations on flexibility in operating our business contained in our debt agreements. Additionally, there may be other factors that could cause our actual results to differ materially from the forward-looking statements. Our forward-looking statements are only as of the date of this report or as of the date they are made and we undertake no obligation to update forward-looking statements.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Affinia Group Intermediate Holdings Inc.

Unaudited Condensed Consolidated Statements of Operations

(Dollars in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2012
Net sales	$380	$375	$1,134	$1,112
Cost of sales	(289)	(287)	(870)	(858)

Gross profit	91	88	264	254
Selling, general and administrative expenses	(49)	(50)	(152)	(148)

Operating profit	42	38	112	106
Loss on extinguishment of debt	—	—	—	(1)
Other income, net	2	2	1	2
Interest expense	(17)	(16)	(51)	(48)

Income from continuing operations before income tax provision, equity in income and noncontrolling interest	27	24	62	59
Income tax provision	(7)	(10)	(16)	(24)
Equity in income, net of tax	—	1	—	1

Net income from continuing operations	20	15	46	36
Loss from discontinued operations, net of tax	(1)	(10)	(14)	(57)

Net income (loss)	19	5	32	(21)
Less: net income attributable to noncontrolling interest, net of tax	—	1	1	1

Net income (loss) attributable to the Company	$19	$4	$31	$(22)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income

(Dollars in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2012
Net income (loss)	$19	$5	$32	$(21)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	(49)	11	(26)	—

Total other comprehensive income (loss)	(49)	11	(26)	—

Total comprehensive income (loss)	(30)	16	6	(21)
Less: comprehensive income attributable to noncontrolling interest, net of tax	—	1	1	1

Comprehensive income (loss) attributable to the Company	$(30)	$15	$5	$(22)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Unaudited Condensed Consolidated Balance Sheets

(Dollars in millions)	December 31, 2011	September 30, 2012
Assets
Current assets:
Cash and cash equivalents	$54	$49
Trade accounts receivable, less allowances of $1 million for 2011 and 2012	211	190
Inventories, net	276	304
Current deferred taxes	60	67
Prepaid taxes	21	28
Other current assets	22	25
Current assets of discontinued operations	416	359

Total current assets	1,060	1,022
Property, plant, and equipment, net	118	118
Goodwill	28	24
Other intangible assets, net	94	89
Deferred financing costs	18	16
Deferred income taxes	109	114
Investments and other assets	32	27

Total assets	$1,459	$1,410

Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$126	$157
Notes payable	20	27
Other accrued expenses	80	85
Accrued payroll and employee benefits	10	25
Current liabilities of discontinued operations	183	180

Total current liabilities	419	474
Long-term debt	678	606
Deferred employee benefits and other noncurrent liabilities	15	7

Total liabilities	1,112	1,087

Contingencies and commitments
Common stock, $.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	458	455
Accumulated deficit	(130)	(152)
Accumulated other comprehensive income	6	6

Total shareholder’s equity of the Company	334	309
Noncontrolling interest in consolidated subsidiaries	13	14

Total shareholder’s equity	347	323

Total liabilities and shareholder’s equity	$1,459	$1,410

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in millions)	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2012
Operating activities
Net income (loss)	$32	$(21)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	29	17
Impairment of assets	1	88
Stock-based compensation	1	—
Loss on extinguishment of debt	—	1
Provision for deferred income taxes	(2)	(37)
Change in trade accounts receivable	(23)	(8)
Change in inventories	(29)	(13)
Change in other current operating assets	(40)	(2)
Change in other current operating liabilities	5	50
Change in other	—	13

Net cash provided by (used in) operating activities	$(26)	$88

Investing activities
Proceeds from sales of assets	$3	$4
Change in restricted cash	4	1
Additions to property, plant and equipment	(40)	(19)
Other investing activities	4	—

Net cash used in investing activities	$(29)	$(14)

Financing activities
Net decrease in other short-term debt	$(11)	$(4)
Payments of other debt	(8)	(2)
Proceeds from other debt	20	—
Repayment on Secured Notes	—	(23)
Capital contribution	2	—
Net proceeds from (payments of) ABL Revolver	80	(50)

Net cash provided by (used in) financing activities	83	(79)
Effect of exchange rates on cash	(5)	—
Increase (decrease) in cash and cash equivalents	23	(5)
Cash and cash equivalents at beginning of the period	55	54

Cash and cash equivalents at end of the period	$78	$49

Supplemental cash flows information
Cash paid during the period for:
Interest	$44	$42
Income taxes	$20	$16
Noncash investing and financing activities:
Additions to property, plant and equipment included in accounts payable	$3	$1

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

Affinia Group Inc., the Company’s direct, wholly-owned subsidiary and a Delaware corporation formed on June 28, 2004, entered into a stock and asset purchase agreement on November 30, 2004, as amended, with Dana Corporation, which provided for the acquisition by Affinia Group Inc. of substantially all of Dana Corporation’s aftermarket business operations (the “Acquisition”).

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The interim financial information is prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and such principles are applied on a basis consistent with information reflected in our Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim period.

Principles of Consolidation

In accordance with Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” the consolidated financial statements include the accounts of Affinia Group Intermediate Holdings Inc. and its wholly-owned subsidiaries and majority-owned subsidiaries. All intercompany transactions have been eliminated. Equity investments in which we exercise significant influence but do not control are accounted for using the equity method. Investments in which we are not able to exercise significant influence over the investee are accounted for under the cost method.

Note 3. New Accounting Pronouncements

Adopted Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (the “FASB”) amended ASC 220, “Comprehensive Income” with ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income,” which revises the manner in which comprehensive income is presented in an entity’s financial statements. This update requires the presentation of the components of comprehensive income in either a continuous statement of comprehensive income or in two separate but consecutive financial statements. The option to present comprehensive income on the statement of stockholders’ equity has been eliminated. The provisions of this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted ASU 2011-05 for the quarter ending March 31, 2012 and retrospectively for the quarter ending March 31, 2011. The implementation of this update resulted in presentation changes only.

In September 2011, the FASB amended ASC 350, “Intangibles – Goodwill and Other” with ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is not more likely than not less than the carrying amount, the two-step impairment test would not be required. Otherwise, further testing would be needed. The amendments are effective for all entities for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted ASU 2011-08 for the fiscal year ending December 31, 2011 because early adoption was permitted.

Accounting Pronouncements Not Yet Adopted

In July 2012, the FASB amended ASC 350, “Intangibles – Goodwill and Other” with ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-lived Intangible Assets for Impairment.” Under the revised guidance, an organization has the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. The guidance is effective for impairment tests for fiscal years beginning after September 15, 2012. Earlier application is permitted for us prior to the issuance of our upcoming annual or interim filings.

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

(Dollars in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2012
Net sales	$177	$159	$490	$480
Loss before income tax provision	(1)	(19)	(20)	(91)
Income tax benefit	—	9	6	34

Loss from discontinued operations, net of tax	(1)	(10)	(14)	(57)
Less: net income attributable to noncontrolling interest, net of tax	—	1	1	1

Loss attributable to the discontinued operations	$(1)	$(11)	$(15)	$(58)

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

The Company determined at the end of 2011 and September 2012 that the net carrying value of the Brake North America and Asia group may not be recoverable through the sales process. At the end of 2011, the fair value of the Brake North America and Asia group assets held for sale were determined based on current market data, discounted cash flow model and observable valuation multiples for comparable companies. As a result, an impairment charge of $165 million was recorded within discontinued operations in 2011 to reduce the carrying value of the business to expected realizable value. A tax benefit to the Company of $57 million was recorded in 2011 relating to the impairment.

As of September 30, 2012, the estimate of fair value of the Brake North America and Asia group was updated based on current market data, which resulted in an impairment of $88 million for the first nine months of 2012. The loss on discontinued operations before income tax provision for the first nine months of 2012 is $91 million and is comprised of the $88 million impairment and an operational loss of $3 million. The income tax benefit related to discontinued operations was $34 million, which included a $32 million tax benefit related to the impairment.

The following table shows an analysis of assets and liabilities held for sale:

(Dollars in millions)	December 31, 2011	September 30, 2012
Restricted cash	$7	$6
Accounts receivable	75	102
Inventory	221	203
Current deferred taxes	4	8
Prepaid taxes	51	36
Other current assets	7	13
Property, plant and equipment	122	124
Goodwill	25	25
Other intangible assets	53	53
Deferred income taxes	7	31
Other assets	9	11
Impairment of assets	(165)	(253)

Total assets of discontinued operations	$416	$359

Accounts payable	$59	$64
Notes payable	20	11
Other accrued expenses	82	76
Accrued payroll and employee benefits	14	16
Deferred employee benefits and other noncurrent liabilities	8	13

Total liabilities of discontinued operations	$183	$180

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

All derivative instruments are recognized on our balance sheet at fair value. The fair value measurements of our currency derivatives are based upon Level 2 inputs consisting of observable market data pertaining to relevant currency exchange rates, as reported by a recognized independent third-party financial information provider. Based upon the Company’s periodic assessment of our own creditworthiness and that of the counterparties to our derivative instruments’ fair value measurements are not adjusted for nonperformance risk.

Currency Rate Derivatives

Our currency derivative contracts are valued using then-current spot and forward market data as provided by external financial institutions. We enter into short-term hedging transactions with banking institutions of only the highest tiered credit ratings, and thus the counterparty credit risk associated with these contracts is not considered significant.

Our currency derivatives are undesignated hedges of specific net monetary asset balances subject to currency revaluation. Changes in the fair value of these hedging transactions are recognized in income each accounting period. At September 30, 2012, the aggregate notional amount of our currency derivatives was $80 million having a fair market value of less than $1 million in assets and $1 million in liabilities.

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

The notional amount and fair value of our outstanding currency forward contracts were as follows:

(Dollars in millions)	Notional Amount	Asset Derivative	Liability Derivative
As of September 30, 2012	$80	$—	$1
As of December 31, 2011	$62	$1	$—

Currency derivative gains and losses are recognized in “Other income, net” in the Consolidated Statements of Operations in the reporting period of occurrence. The short-term currency exchange rate forward contracts are intended to offset the currency exchange gain or loss related to the re-measurement process. The currency gains and losses are as follows:

(Dollars in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2012
Gain (loss) on derivative instruments	$(4)	$2	$(2)	$2

Note 6. Debt

Our debt consists of notes that are publicly traded, an ABL revolver and other short-term borrowings. The fair value framework requires the categorization of our debt into three levels based upon the assumptions (inputs) used to determine fair value. The fair value of debt and the categorization of the hierarchy level of fair value, net of discount, is as follows:

Fair Value of Debt at December 31, 2011

(Dollars in millions)	Book Value of Debt	Fair Value Factor	Fair Value of Debt
Senior subordinated notes, due November 2014(1)	$367	99.69%	$366
Senior secured notes, due August 2016(1)	201	109.06%	219
ABL revolver, due November 2015(2)	110	100%	110
Other debt(2) (3)	20	100%	20

Total fair value of debt at December 31, 2011(3)			$715

Fair Value of Debt at September 30, 2012

(Dollars in millions)	Book Value of Debt	Fair Value Factor	Fair Value of Debt
Senior subordinated notes, due November 2014(1)	$367	100.81%	$370
Senior secured notes, due August 2016(1)	179	108.44%	194
ABL revolver, due May 2017(2)	60	100%	60
Other debt(2) (3)	27	100%	27

Total fair value of debt at September 30, 2012(3)			$651

(1)	The fair value of the long-term debt was estimated based on quoted market prices obtained through broker or pricing services and categorized within Level 2 of the hierarchy. The fair value of our debt that is publicly traded in the secondary market is classified as Level 2 and is based on current market yields obtained through broker or pricing services.
(2)	The carrying value of fixed rate short-term debt and the debt included in discontinued operations approximates fair value because of the short term nature of these instruments, and the carrying value of the Company’s current floating rate debt instruments approximates fair value because of the variable interest rates pertaining to those instruments. The fair value of debt is categorized within Level 2 of the hierarchy.
(3)	The debt as of December 31, 2011 and September 30, 2012 excludes $20 million and $11 million, respectively, of notes payable in our Brake North America and Asia group, which is classified in current liabilities of discontinued operations.

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

In addition, under the ABL Revolver, a financial covenant exists which would be triggered if excess availability under the ABL Revolver is less than (i) with respect to periods prior to the sale of all or substantially all of the ABL priority collateral of the consolidated U.S. and Canadian brake operations of the Company and the guarantors, the greater of 10.0% of the total revolving loan commitments and $31.5 million or (ii) with respect to periods after the sale of all or substantially all of the ABL priority collateral of the consolidated U.S. and Canadian brake operations of the Company and the guarantors, the greater of 10.0% of the total borrowing base and $20.0 million. If the covenant trigger were to occur, we would be required to satisfy and maintain a fixed charge coverage ratio of at least 1.00x, measured for the last twelve-month period. As of November 13, 2012, none of the covenant triggers have occurred. The fixed charge coverage ratio was 1.79x as of September 30, 2012. The impact of falling below the fixed charge coverage ratio would not be a default but instead the imposition of restrictions on our ability to pursue certain operational or financial transactions (e.g. asset dispositions, dividends and acquisitions).

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

(Dollars in millions)	At December 31, 2011(1)	At September 30, 2012(1)
Raw materials	$68	$74
Work-in-process	19	16
Finished goods	189	214

	$276	$304

(1)	The inventory as of December 31, 2011 and September 30, 2012 excludes $221 million and $203 million, respectively, of inventory in our Brake North America and Asia group, which is classified in current assets of discontinued operations.

Note 8. Goodwill

Goodwill as of December 31, 2011 was $28 million and consisted of the following: $22 million for the acquisition of North America Parts Distributors, Inc. (“NAPD”), $4 million for the initial acquisition in 2004 and $2 million for a minor acquisition in 2008. For the 2004 acquisition, in accordance with ASC Topic 805-740, the tax benefit for the excess of tax-deductible goodwill over the reported amount of goodwill is applied to first reduce the goodwill related to the acquisition. The tax benefit for the excess of tax deductible goodwill reduced reported goodwill by $4 million during the first nine months of 2012. The reported amount of goodwill for the 2004 acquisition was reduced to zero, and the remaining tax benefit will reduce the basis of intangible assets purchased in the 2004 acquisition. Any remaining tax benefit reduces the income tax provision.

The following table summarizes our goodwill activity, which is related to the On and Off-highway segment for the first nine months of 2012:

(Dollars in millions)	Nine Months Ended September 30, 2012
Balance at December 31, 2011(1)	$28
Tax benefit reductions	(4)

Balance at September 30, 2012(1)	$24

(1)	The goodwill as of December 31, 2011 and September 30, 2012 excludes $25 million of goodwill in our Brake North America and Asia group, which is classified in current assets of discontinued operations.

Note 9. Commitments and Contingencies

At September 30, 2012, the Company had purchase commitments for property, plant and equipment of approximately $2 million, which excludes our Brake North America and Asia group purchase commitments for property, plant and equipment of approximately $2 million.

A reconciliation of the changes in our return reserves, which is included in other accrued expenses, is as follows:

(Dollars in millions)	Nine Months Ended September 30, 2011(1)	Nine Months Ended September 30, 2012(2)
Beginning balance	$17	$11
Amounts charged to revenue	35	14
Returns processed	(34)	(11)

Ending balance	$18	$14

(1)	Includes our Brake North America and Asia group, which is classified as discontinued operations that had amounts charged to revenue of $18 million for the nine months ended September 30, 2011 and returns processed of $20 million for the nine months ended September 30, 2011. The return reserve as of December 31, 2010 and September 30, 2011 includes $8 million and $6 million in our Brake North America and Asia group, respectively.
(2)	Excludes our Brake North America and Asia group, which is classified as discontinued operations that had amounts charged to revenue of $13 million for the nine months ended September 30, 2012 and returns processed of $13 million for the nine months ended September 30, 2012. The return reserve as of December 31, 2011 and September 30, 2012 excludes $6 million in our Brake North America and Asia group, which is classified in current liabilities of discontinued operations.

Note 10. Income Taxes

The total amount of unrecognized tax benefits as of December 31, 2011 and September 30, 2012 was $2 million, and if recognized, would affect the effective tax rate. The Company recognizes interest related to unrecognized tax benefits in interest expense and recognizes penalties as part of the income tax provision. As of September 30, 2012, the Company’s accrual for interest and penalties was less than $1 million. The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. For jurisdictions in which the Company transacts significant business, tax years ended December 31, 2004 and later remain subject to examination by tax authorities. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months. The effective tax rate was 26% and 41% for the first nine months of 2011 and 2012, respectively.

Note 11. Legal Proceedings

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

The Company has various accruals for civil liability, including product liability, and other costs. If there is a range of equally probable outcomes, we accrue at the lower end of the range. The Company had $4 million and $1 million accrued as of December 31, 2011 and September 30, 2012, respectively. In addition, we have various other claims that are reasonably possible of occurrence that range from less than $1 million to $10 million in the aggregate. There are no recoveries expected from third parties.

Note 12. Segment and Geographic Information

The products, customer base, distribution channel, manufacturing process, and procurement are similar throughout all of the Company’s operations. However, due to different economic characteristics in the Company’s operations and in conformity with ASC Topic 280, “Segment Reporting,” the Company provides information to its Chief Operating Decision Maker (CODM) in three separate reporting segments: (1) the On and Off-highway reportable segment, which aggregates the Filtration, Chassis and Commercial Distribution South America operating segments, (2) South America other segment (which was formerly referred to as Brake South America segment) and (3) Discontinued operation, which includes the Brake North America and Asia group. All three reporting segments are in the On and Off-highway industry, but for segment reporting purposes, we refer to the first segment as the On and Off-highway segment. Our Brake North America and Asia group was classified as discontinued operations and, as such, is no longer presented in the net sales and operating profit segment tables below. See “Note 4. Discontinued Operation – Brake.” Segment net sales, operating profit, total assets, depreciation and amortization and capital expenditures were as follows:

	Net Sales
(Dollars in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2012
On and Off-Highway segment	$378	$371	$1,130	$1,103
South America other segment	4	6	12	15
Corporate, eliminations and other	(2)	(2)	(8)	(6)

	$380	$375	$1,134	$1,112

	Operating Profit
(Dollars in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2012
On and Off-Highway segment	$48	$48	$135	$132
South America other segment	(1)	1	(1)	1
Corporate, eliminations and other	(5)	(11)	(22)	(27)

	$42	$38	$112	$106

	Total Assets
(Dollars in millions)	December 31, 2011	September 30, 2012
On and Off-Highway segment	$716	$741
South America other segment	19	17
Corporate, eliminations and other	308	293
Assets of discontinued operations	416	359

	$1,459	$1,410

	Depreciation and Amortization
(Dollars in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2012
On and Off-Highway segment	$4	$5	$12	$13
South America other segment	—	—	—	—
Corporate, eliminations and other	2	1	6	4

Total from continuing operations	6	6	18	17
Discontinued operations(1)	4	—	11	—

	$10	$6	$29	$17

(1)	The depreciation and amortization for the long-lived assets to be disposed of by sale was ceased on December 31, 2011 in accordance with ASC 360, “Property, Plant and Equipment.”

	Capital Expenditures
(Dollars in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2012
On and Off-Highway segment	$6	$5	$19	$10
South America other segment	—	—	—	—
Corporate, eliminations and other	—	—	—	—

Total from continuing operations	6	5	19	10
Discontinued operations	7	3	21	9

	$13	$8	$40	$19

Net sales by geographic region were determined based on origin of sale and are as follows:

(Dollars in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2012
Brazil	$120	$100	$338	$299
Canada	18	19	55	55
Poland	36	36	113	108
Other countries	25	36	69	90

Total other countries	199	191	575	552
United States	181	184	559	560

	$380	$375	$1,134	$1,112

Geographic data for long-lived assets are comprised of property, plant and equipment, goodwill, other intangible assets and deferred financing costs and are as follows:

(Dollars in millions)	December 31, 2011	September 30, 2012
Brazil	$14	$14
China	14	16
Poland	26	27
Other countries	11	8

Total other countries	65	65
United States	193	182

	$258	$247

(1)	Long-lived assets as of December 31, 2011 and September 30, 2012 excludes $200 million and $202 million, respectively, in our Brake North America and Asia group, which is classified in current assets of discontinued operations.

We offer primarily two types of products: filtration products, which include oil, fuel, air and other filters and chassis products, which include steering, suspension and driveline components. Additionally, we have Commercial Distribution South America products, which offer chassis, filtration and other products. The Company’s sales by group of similar products are as follows:

(Dollars in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2012
Filtration products	$207	$212	$611	$632
Chassis products	47	50	167	153
Commercial Distribution South America products	124	109	352	318
Corporate, eliminations and other(1)	2	4	4	9

	$380	$375	$1,134	$1,112

(1)	Other includes our South America other segment.

Note 13. Stock Incentive Plan

On July 20, 2005, Affinia Group Holdings Inc., which is our parent, adopted the Affinia Group Holdings Inc. 2005 Stock Incentive Plan, which we refer to as our 2005 Stock Plan. The 2005 Stock Plan permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock and other stock-based awards to employees, directors or consultants of Affinia Group Holdings Inc. and its affiliates. A maximum of 350,000 shares of Affinia Group Holdings Inc. common stock may be subject to awards under the 2005 Stock Plan.

A table of the 2005 Stock Plan balances for the restricted stock units, stock options, deferred compensation shares and stock awards is summarized below.

	December 31, 2011	September 30, 2012
Restricted stock units	242,000	242,000
Stock options	28,680	27,128
Deferred compensation shares	30,819	30,236
Stock award	163	163
Shares available	48,338	50,473

Number of shares of common stock subject to awards	350,000	350,000

Stock Options

As of September 30, 2012, 27,128 stock options had been awarded, which included exercised options of 3,000, vested options of 23,128 and unvested options of 1,000. Pursuant to the terms of the 2005 Stock Plan, each option expires on August 1, 2015. The exercise price is $100 per option.

We account for our employee stock options under the fair value method of accounting using a Black-Scholes model to measure stock-based compensation expense at the date of grant. Dividend yields were not a factor because there were no cash dividends declared during 2011 and the first nine months of 2012. Our weighted-average Black-Scholes fair value assumptions include:

	2011	2012
Weighted-average effective term	5.1 years	5.0 years
Weighted-average risk free interest rate	4.34%	4.34%
Weighted-average expected volatility	39.9%	39.9%
Weighted-average fair value of options (Dollars in millions)	$1	$1

The fair value of the stock option grants is amortized to expense over the vesting period. The Company reduces the overall compensation expense by a turnover rate consistent with historical trends. Stock-based compensation expense, which was recorded in selling, general and administrative expenses, and tax related income tax benefits were nil for each of the nine month periods ending September 30, 2011 and 2012.

Options
Outstanding at December 31, 2011(1)	28,680
Forfeited/expired	(4,552)

Outstanding at September 30, 2012(1)	24,128

(1)	Excludes 3,000 options that were exercised as of December 31, 2011 and September 30, 2012.

Option Exchange

Affinia Group Holdings Inc. completed an offer to certain eligible holders of stock options to exchange their existing stock options to purchase shares of Affinia Group Holdings Inc.’s common stock for restricted stock units (“RSUs”) with new vesting terms (the “Option Exchange”). The Option Exchange election period commenced on August 25, 2010 and expired on September 24, 2010. The completion of the Option Exchange for the RSUs occurred on October 18, 2010, and 100% of the eligible option holders elected to participate. A total of 24 eligible employees and directors participated in the Option Exchange. In addition, three eligible employees and directors who did not have vested options received RSUs. Affinia Group Holdings Inc. accepted for exchange options to purchase a total of 61,868 shares of Affinia Group Holdings Inc.’s common stock. All surrendered options were cancelled in exchange for RSUs. The options had been fully expensed by the exchange date. The total RSUs issued on October 18, 2010 covered 235,000 shares of Affinia Group Holdings Inc.’s common stock.

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

As of September 30, 2012, 242,000 RSUs had been awarded, none of which have vested. We estimate the fair value of market-based RSUs using a Monte Carlo simulation model on the date of grant. Our weighted-average Monte Carlo fair value assumptions include:

	Cypress Scenario	IPO Scenario
Effective term	0.6 years	1.4 years
Expected volatility	70%	70%
Fair value of an RSU	$107.92	$124.41
Expected expense (Dollars in millions)	$26	$30

In the event that either of the performance-based conditions (Cypress Scenario or IPO Scenario) is met, the fair value of the RSUs will be recognized in stock-based compensation expense either (1) pro rata over the requisite service term including a cumulative catch-up related to service provided through the date the performance condition is met or (2) in full once the respective market-based condition is met or (3) in full if the requisite service period has already passed when the performance condition is met. Stock-based compensation expense, which would be recorded in selling, general and administrative expenses, and tax related income tax benefits was not recorded for the first nine months of 2012 as neither of the performance conditions have been met. If the RSUs do not vest prior to ten years from the date of grant, then the RSUs will expire. If the performance condition is met on the 242,000 RSUs, the amount of expense we would have to record is $30 million under the IPO scenario or $26 million under the Cypress scenario.

RSUs
Outstanding at December 31, 2011	242,000
Granted	—
Forfeited/expired	—

Outstanding at September 30, 2012	242,000

Deferred Compensation Plan

We started a deferred compensation plan in 2008 that permits executives to defer receipt of all or a portion of the amounts payable under our non-equity incentive compensation plan. All amounts deferred are treated solely for purposes of the plan to have been notionally invested in the common stock of Affinia Group Holdings Inc. As such, the accounts under the plan will reflect investment gains and losses associated with an investment in the Affinia Group Holdings Inc.’s common stock. We match 25% of the deferral with an additional notional investment in common stock of Affinia Group Holdings Inc., which is subject to vesting as provided in the plan. Deferred compensation expense, which was recorded in selling, general and administrative expenses, and tax related income tax benefits were $1 million and less than $1 million for the first nine months of 2011 and 2012, respectively.

Note 14. Accounts Receivable Factoring

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

During the first nine months of 2011 and 2012, the total accounts receivable factored was $307 million and $505 million, respectively, and the cost incurred on factoring was $3 million and $4 million, respectively. Accounts receivable factored by the Company are accounted for as a sale and removed from the balance sheet at the time of factoring and the cost of the factoring is accounted for in other income or in discontinued operations if it relates to our Brake North America and Asia Group.

Note 15. Financial Information for Guarantors and Non-Guarantors

Affinia Group Intermediate Holdings Inc. (presented as “Parent” in the following schedules), through its wholly-owned subsidiary, Affinia Group Inc. (presented as “Issuer” in the following schedules), issued $225 million aggregate principal amount of its 10.75% Senior Secured Notes due 2016 (the “Secured Notes”) on August 13, 2009, and Affinia Group Inc. issued $300 million aggregate principal amount of its 9% Senior Subordinated Notes due 2014 (the “Subordinated Notes”) on November 30, 2004, with an additional $100 million in principal amount issued December 9, 2010. As of September 30, 2012, there were $367 million and $179 million of Subordinated Notes and Secured Notes outstanding, respectively. The notes were offered only to qualified institutional buyers and certain persons in offshore transactions.

The Secured Notes are fully, unconditionally and jointly and severally guaranteed on a senior secured basis and the Subordinated Notes are fully, unconditionally and jointly and severally guaranteed on an unsecured senior subordinated basis. The Subordinated Notes are general obligations of the Issuer and guaranteed by the Parent and all of the Issuer’s wholly owned current and future domestic subsidiaries (the “Guarantors”). The Issuer’s obligations under the Secured Notes are guaranteed by the Guarantors and are secured by first-priority liens, subject to permitted liens and exceptions for excluded assets, on substantially all of the Issuers, and the Guarantors’ tangible and intangible assets (excluding the ABL Collateral as defined below), including real property, fixtures and equipment owned or acquired in the future by the Issuer and the Guarantors (the “Non-ABL Collateral”) and are secured by second-priority liens on all accounts receivable, inventory, cash, deposit accounts, securities accounts and proceeds of the foregoing and certain assets related thereto held by the Issuer and the Guarantors, which constitute collateral under the ABL Revolver on a first-priority basis (the “ABL Collateral”).

The following unaudited information presents Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2011 and 2012, Condensed Consolidating Statements of Comprehensive Income for the three and nine months ended September 30, 2011 and 2012, Condensed Consolidating Balance Sheets as of December 31, 2011 and September 30, 2012 and Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2011 and 2012 of (1) the Parent, (2) the Issuer, (3) the Guarantors, (4) the Non-Guarantors, and (5) eliminations to arrive at the information for the Company on a consolidated basis.

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Operations

For the Three Months Ended September 30, 2011

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$199	$264	$(83)	$380
Cost of sales	—	—	(157)	(215)	83	(289)

Gross profit	—	—	42	49	—	91
Selling, general and administrative expenses	—	(6)	(21)	(22)	—	(49)

Operating profit (loss)	—	(6)	21	27	—	42
Other income, net	—	1	—	1	—	2
Interest expense	—	(17)	—	—	—	(17)

Income (loss) from continuing operations before income tax provision, equity in income and noncontrolling interest	—	(22)	21	28	—	27
Income tax provision	—	—	—	(7)	—	(7)
Equity in income, net of tax	19	41	21	—	(81)	—

Net income from continuing operations	19	19	42	21	(81)	20
Loss from discontinued operations, net of tax	—	—	(1)	—	—	(1)

Net income	19	19	41	21	(81)	19
Less: net income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—

Net income attributable to the Company	$19	$19	$41	$21	$(81)	$19

Guarantor Condensed

Consolidating Statement of Comprehensive Income

For the Three Months Ended September 30, 2011

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net income	$19	$19	$41	$21	$(81)	$19
Other comprehensive loss, net of tax:
Change in foreign currency translation adjustments	(49)	(49)	—	(49)	98	(49)

Total other comprehensive loss	(49)	(49)	—	(49)	98	(49)

Total comprehensive income (loss)	(30)	(30)	41	(28)	17	(30)
Less: comprehensive income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—

Comprehensive income (loss) attributable to the Company	$(30)	$(30)	$41	$(28)	$17	$(30)

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Operations

For the Nine Months Ended September 30, 2011

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$612	$794	$(272)	$1,134
Cost of sales	—	—	(486)	(656)	272	(870)

Gross profit	—	—	126	138	—	264
Selling, general and administrative expenses	—	(23)	(65)	(64)	—	(152)

Operating profit (loss)	—	(23)	61	74	—	112
Other income (loss), net	—	—	(1)	2	—	1
Interest expense	—	(50)	—	(1)	—	(51)

Income (loss) from continuing operations before income tax provision, equity in income and noncontrolling interest	—	(73)	60	75	—	62
Income tax benefit (provision)	—	10	(6)	(20)	—	(16)
Equity in income, net of tax	31	94	57	—	(182)	—

Net income from continuing operations	31	31	111	55	(182)	46
Income (loss) from discontinued operations, net of tax	—	—	(16)	2	—	(14)

Net income	31	31	95	57	(182)	32
Less: net income attributable to noncontrolling interest, net of tax	—	—	1	—	—	1

Net income attributable to the Company	$31	$31	$94	$57	$(182)	$31

Guarantor Condensed

Consolidating Statement of Comprehensive Income

For the Nine Months Ended September 30, 2011

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net income	$31	$31	$95	$57	$(182)	$32
Other comprehensive loss, net of tax:
Change in foreign currency translation adjustments	(26)	(26)	—	(26)	52	(26)

Total other comprehensive loss	(26)	(26)	—	(26)	52	(26)

Total comprehensive income	5	5	95	31	(130)	6
Less: comprehensive income attributable to noncontrolling interest, net of tax	—	—	1	—	—	1

Comprehensive income attributable to the Company	$5	$5	$94	$31	$(130)	$5

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Operations

For the Three Months Ended September 30, 2012

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$202	$286	$(113)	$375
Cost of sales	—	—	(159)	(241)	113	(287)

Gross profit	—	—	43	45	—	88
Selling, general and administrative expenses	—	(13)	(16)	(21)	—	(50)

Operating profit (loss)	—	(13)	27	24	—	38
Other income (loss), net	—	—	(1)	3	—	2
Interest expense	—	(15)	—	(1)	—	(16)

Income (loss) from continuing operations before income tax provision, equity in income and noncontrolling interest	—	(28)	26	26	—	24
Income tax provision	—	(2)	—	(8)	—	(10)
Equity in income, net of tax	4	34	12	1	(50)	1

Net income from continuing operations	4	4	38	19	(50)	15
Loss from discontinued operations, net of tax	—	—	(3)	(7)	—	(10)

Net income	4	4	35	12	(50)	5
Less: net income attributable to noncontrolling interest, net of tax	—	—	1	—	—	1

Net income attributable to the Company	$4	$4	$34	$12	$(50)	$4

Guarantor Condensed

Consolidating Statement of Comprehensive Income

For the Three Months Ended September 30, 2012

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net income	$4	$4	$35	$12	$(50)	$5
Other comprehensive income, net of tax:
Change in foreign currency translation adjustments	11	11	—	11	(22)	11

Total other comprehensive income	11	11	—	11	(22)	11

Total comprehensive income	15	15	35	23	(72)	16
Less: comprehensive income attributable to noncontrolling interest, net of tax	—	—	1	—	—	1

Comprehensive income attributable to the Company	$15	$15	$34	$23	$(72)	$15

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Operations

For the Nine Months Ended September 30, 2012

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$611	$784	$(283)	$1,112
Cost of sales	—	—	(495)	(646)	283	(858)

Gross profit	—	—	116	138	—	254
Selling, general and administrative expenses	—	(35)	(51)	(62)	—	(148)

Operating profit (loss)	—	(35)	65	76	—	106
Loss on extinguishment of debt	—	(1)	—	—	—	(1)
Other income (loss), net	—	1	(4)	5	—	2
Interest expense	—	(47)	—	(1)	—	(48)

Income (loss) from continuing operations before income tax provision, equity in income and noncontrolling interest	—	(82)	61	80	—	59
Income tax provision	—	(4)	—	(20)	—	(24)
Equity in income (loss), net of tax	(22)	64	18	1	(60)	1

Net income (loss) from continuing operations	(22)	(22)	79	61	(60)	36
Loss from discontinued operations, net of tax	—	—	(14)	(43)	—	(57)

Net income (loss)	(22)	(22)	65	18	(60)	(21)
Less: net income attributable to noncontrolling interest, net of tax	—	—	1	—	—	1

Net income (loss) attributable to the Company	$(22)	$(22)	$64	$18	$(60)	$(22)

Guarantor Condensed

Consolidating Statement of Comprehensive Income

For the Nine Months Ended September 30, 2012

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net income (loss)	$(22)	$(22)	$65	$18	$(60)	$(21)
Other comprehensive income, net of tax:
Change in foreign currency translation adjustments	—	—	—	—	—	—

Total other comprehensive income	—	—	—	—	—	—

Total comprehensive income (loss)	(22)	(22)	65	18	(60)	(21)
Less: comprehensive income attributable to noncontrolling interest, net of tax	—	—	1	—	—	1

Comprehensive income (loss) attributable to the Company	$(22)	$(22)	$64	$18	$(60)	$(22)

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

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Balance Sheet

September 30, 2012

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$6	$—	$43	$—	$49
Accounts receivable	—	—	60	130	—	190
Inventories, net	—	—	167	137	—	304
Other current assets	—	68	11	41	—	120
Current assets of discontinued operations	—	—	288	71	—	359

Total current assets	—	74	526	422	—	1,022
Investments and other assets	—	206	43	21	—	270
Intercompany investments	309	1,522	718	—	(2,549)	—
Intercompany receivables	—	(817)	370	447	—	—
Property, plant and equipment, net	—	2	51	65	—	118

Total assets	$309	$987	$1,708	$955	$(2,549)	$1,410

Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$—	$15	$85	$57	$—	$157
Notes payable	—	4	—	23	—	27
Accrued payroll and employee benefits	—	9	7	9	—	25
Other accrued liabilities	—	26	27	32	—	85
Current liabilities of discontinued operations	—	—	67	113	—	180

Total current liabilities	—	54	186	234	—	474
Deferred employee benefits and noncurrent liabilities	—	4	—	3	—	7
Long-term debt	—	606	—	—	—	606

Total liabilities	—	664	186	237	—	1,087
Total shareholder’s equity	309	323	1,522	718	(2,549)	323

Total liabilities and equity	$309	$987	$1,708	$955	$(2,549)	$1,410

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2011

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated Total
Operating activities
Net cash provided by (used in) operating activities	$—	$(79)	$7	$46	$—	$(26)
Investing activities
Proceeds from sales of assets	—	—	—	3	—	3
Change in restricted cash	—	—	—	4	—	4
Additions to property, plant and equipment	—	—	(14)	(26)	—	(40)
Other investing activities	—	—	4	—	—	4

Net cash used in investing activities	—	—	(10)	(19)	—	(29)
Financing activities
Net decrease in other short-term debt	—	—	—	(11)	—	(11)
Payments of other debt	—	—	—	(8)	—	(8)
Proceeds from other debt	—	—	—	20	—	20
Capital contribution	—	—	—	2	—	2
Net proceeds from ABL Revolver	—	80	—	—	—	80

Net cash provided by financing activities	—	80	—	3	—	83
Effect of exchange rates on cash	—	—	—	(5)	—	(5)
Increase (decrease) in cash and cash equivalents	—	1	(3)	25	—	23
Cash and cash equivalents at beginning of the period	—	9	3	43	—	55

Cash and cash equivalents at end of the period	$—	$10	$—	$68	$—	$78

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2012

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated Total
Operating activities
Net cash provided by operating activities	$—	$70	$6	$12	$—	$88
Investing activities
Change in restricted cash	—	—	—	1	—	1
Additions to property, plant and equipment	—	—	(7)	(12)	—	(19)
Proceeds from sales of assets	—	—	1	3	—	4

Net cash used in investing activities	—	—	(6)	(8)	—	(14)
Financing activities
Net decrease in other short-term debt	—	—	—	(4)	—	(4)
Payments of other debt	—	—	—	(2)	—	(2)
Repayment on Secured Notes	—	(23)	—	—	—	(23)
Net payments of ABL Revolver	—	(50)	—	—	—	(50)

Net cash used in financing activities	—	(73)	—	(6)	—	(79)
Effect of exchange rates on cash	—	—	—	—	—	—
Decrease in cash and cash equivalents	—	(3)	—	(2)	—	(5)
Cash and cash equivalents at beginning of the period	—	9	—	45	—	54

Cash and cash equivalents at end of the period	$—	$6	$—	$43	$—	$49

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our filtration products group has seen significant growth since 2005 as we have successfully entered new markets in Europe and in Central America and grown existing market share. We believe that we hold the #1 market position in North America for filtration products by net sales for the year ended December 31, 2011, and we also have a strong presence in Eastern Europe, which includes the #1 market position for filtration products in Poland.

Our South America products group has experienced rapid growth since 2005 in its distribution operations as we have invested to grow this business. Based on management estimates and certain information from third parties, we believe that we hold the #2 market position in Brazilian aftermarket parts distribution by net sales for the year ended December 31, 2011.

Our chassis products group has experienced significant growth in the last two years as we have gained new customers and expanded business with existing customers. With the recent growth in chassis product sales, we believe we have now achieved the #1 market position for aftermarket chassis products by a marginal percentage in North America by net sales for the year ended December 31, 2011.

The following are major transformation projects we have completed or are in the process of completing in our continuing operations:

•	Third quarter of 2012 – We purchased the remaining 15% ownership interest in our filtration manufacturing facility in China.

•	First quarter of 2012 – Our Brazilian distribution company opened a new branch at the end of 2011, which began operating in the first quarter of 2012.

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

Reduction of Debt Levels

We have decreased debt levels in 2012 due to a decrease in inventory levels, an increase in accounts payable, which was mainly due to timing, and an increase in accounts receivable factored. The increase in cash provided by operating activities enabled us to decrease our borrowings under the ABL Revolver and the amount of our outstanding Secured Notes. On June 25, 2012, Affinia Group Inc. redeemed $22.5 million aggregate principal amount of the Secured Notes, pursuant to their terms at a redemption price equal to 103% of the principal amount of such notes being redeemed, plus accrued and unpaid interest to the redemption date.

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

Basis of Presentation

The On and Off-highway segment is comprised of the following operations: Filtration, Commercial Distribution South America, and Chassis. The On and Off-highway segment used to include our Brake North America and Asia group, which is classified as a discontinued operation. The Company also has one other reportable segment, South America other. In the Results of Operations tables below, we have identified in tabular format the revenue by product. Previously reported consolidated statements of operations for all periods presented have been adjusted to reflect the Brake North America and Asia group as a discontinued operation.

Results of Operations

Three months ended September 30, 2011 compared to the three months ended September 30, 2012

Net sales. Consolidated sales decreased by $5 million, which was primarily due to unfavorable currency effects of $32 million, in the third quarter of 2012 in comparison to the third quarter of 2011. The increase in sales on a currency adjusted basis was due to increased sales in our Commercial Distribution South America products and our European and South American filtration operations. The following table summarizes the consolidated net sales results for the three months ended September 30, 2011 and the consolidated net sales results for the three months ended September 30, 2012:

(Dollars in millions)	Consolidated Three Months Ended September 30, 2011	Consolidated Three Months Ended September 30, 2012	Dollar Change	Percent Change	Currency Effect (1)
Net sales
Filtration products	$207	$212	$5	2%	$(6)
Commercial Distribution South America products	124	109	(15)	-12%	(26)
Chassis products	47	50	3	6%	—

On and Off-highway segment	378	371	(7)	-2%	(32)
South America other segment	4	6	2	50%	—
Corporate, eliminations and other	(2)	(2)	—	—	—

Total net sales	$380	$375	$(5)	-1%	$(32)

(1)	The currency effect was calculated by comparing the local currency net sales for all international locations for both periods, each at the current year exchange rate, to determine the impact of the currency between periods. These currency effects provide a clearer understanding of the operating results of our foreign entities because they exclude the varying effects that changes in foreign currency exchange rates may have on those results.

On and Off-highway segment products sales decreased due to the following:

(1)	Filtration products sales increased in the third quarter of 2012 in comparison to the third quarter of 2011 due to increased sales of $11 million in our European and South American operations related to new customers and new business with existing customers. The increased sales were partially offset by unfavorable currency translation effects of $6 million, which mainly related to Poland.

(2)	Commercial Distribution South America products sales decreased by $15 million in the third quarter of 2012 in comparison to the third quarter of 2011 due to $26 million of negative currency effects. Partially offsetting the decrease were price increases on certain products and new business on our Brazilian and Argentinean distribution companies and our Brazilian shock operations.

(3)	Chassis products sales increased in the third quarter of 2012 in comparison to the third quarter of 2011. During 2011, our sales increased due to new business in our premium chassis product line. During the first six months of 2011, we had higher sales than the first six months of 2012 due to a significant amount of initial orders related to new business in our premium chassis product line. However, the premium sales in the third quarter of 2012 and 2011 were comparable. Sales were higher in the third quarter of 2012 due to a one-time return related to a new customer in the third quarter of 2011.

South America other segment products sales increased in the third quarter of 2012 in comparison to the third quarter of 2011 due mainly to increased sales in our Venezuelan distribution operations.

The following table summarizes the consolidated results for the three months ended September 30, 2011 and the consolidated results for the three months ended September 30, 2012:

(Dollars in millions)	Consolidated Three Months Ended September 30, 2011	Consolidated Three Months Ended September 30, 2012	Dollar Change	Percent Change
Net sales	$380	$375	$(5)	-1%
Cost of sales	(289)	(287)	2	-1%

Gross profit	91	88	(3)	-3%
Gross margin	24%	24%
Selling, general and administrative expenses(1)	(49)	(50)	(1)	2%
Selling, general and administrative expenses as a percent of sales	13%	13%

Operating profit (loss)
On and Off-highway segment	48	48	—	NM
South America other segment	(1)	1	2	200%
Corporate, eliminations and other	(5)	(11)	(6)	-120%

Operating profit	42	38	(4)	-10%
Operating margin	11%	10%
Other income, net	2	2	—	NM
Interest expense	(17)	(16)	1	-6%

Income from continuing operations, before income tax provision, equity in income and noncontrolling interest	27	24	(3)	-11%
Income tax provision	(7)	(10)	(3)	43%
Equity in income, net of tax	—	1	1	NM

Net income from continuing operations	20	15	(5)	-25%
Loss from discontinued operations, net of tax	(1)	(10)	(9)	-900%

Net income	19	5	(14)	-74%
Less: net income attributable to noncontrolling interest, net of tax	—	1	1	NM

Net income attributable to the Company	$19	$4	$(15)	-79%

(1)	We recorded $1 million of restructuring costs in selling, general and administrative expenses in the third quarter of 2012.
NM	(Not Meaningful)

Gross profit/Gross margin. Gross margin remained consistent during the third quarter of 2012 in comparison to the third quarter of 2011. Gross profit decreased $3 million in the third quarter of 2012 in comparison to the third quarter of 2011 due to unfavorable currency translation effects of $8 million and an increase in material and manufacturing costs of $2 million. The increase in material and manufacturing costs was mainly due to new business that required temporarily sourcing some components of our chassis products from higher cost sources. The decrease in gross profit was partially offset by an increase in sales volume of $6 million and a decrease in operating costs of $1 million.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the third quarter of 2012 increased by $1 million from the third quarter of 2011 due to increase in legal and professional fees related to special projects and restructuring costs, partially offset by decrease in the Satisfied settlement, payroll related costs and advertising costs. We recognized a $2.5 million gain on the Satisfied settlement in the third quarter of 2011.

Operating profit/Operating margin. Operating profit decreased by $4 million in the third quarter of 2012 in comparison to the third quarter of 2011. The operating profit in the On and Off-highway segment remained consistent during the third quarter of 2012 in comparison to the third quarter of 2011. Corporate, eliminations and other operating loss increased in the third quarter of 2012 in comparison to the third quarter of 2011 by $6 million due to increased legal and professional fees related to special projects and the Satisfied settlement of $2.5 million in the third quarter of 2011.

Interest expense. Interest expense decreased by $1 million in the third quarter of 2012 in comparison to the third quarter of 2011 due to lower debt levels.

Income tax provision. The income tax provision was $10 million and $7 million for the third quarter of 2012 and 2011, respectively. The effective tax rate was higher in the third quarter of 2012 in comparison to the third quarter of 2011 due to deemed distributions from certain foreign subsidiaries.

Loss from discontinued operations, net of tax. The loss from discontinued operations before income tax provision for the third quarter of 2012 was $19 million and was comprised of a $26 million impairment and offset by operational income of $7 million. The income tax benefit related to discontinued operations was $9 million, which includes a $9 million tax benefit related to the impairment. In the third quarter of 2011, we incurred a loss from discontinued operations of $1 million.

Net income. Net income decreased in the third quarter of 2012 in comparison to the third quarter of 2011 due mainly to the increase in the loss from discontinued operations, net of tax and a decrease in operating profit.

Nine months ended September 30, 2011 compared to the nine months ended September 30, 2012.

Net sales. Consolidated sales decreased by $22 million, which was primarily due to unfavorable currency effects of $75 million, in the first nine months of 2012 in comparison to the first nine months of 2011. The following table summarizes the consolidated net sales results for the nine months ended September 30, 2011 and the consolidated net sales results for the nine months ended September 30, 2012.

(Dollars in millions)	Consolidated Nine Months Ended September 30, 2011	Consolidated Nine Months Ended September 30, 2012	Dollar Change	Percent Change	Currency Effect (1)
Net sales
Filtration products	$611	$632	$21	3%	$(20)
Commercial Distribution South America products	352	318	(34)	-10%	(55)
Chassis products	167	153	(14)	-8%	—

On and Off-highway segment	1,130	1,103	(27)	-2%	(75)
South America other segment	12	15	3	25%	—
Corporate, eliminations and other	(8)	(6)	2	25%	—

Total net sales	$1,134	$1,112	$(22)	-2%	$(75)

(1)	The currency effect was calculated by comparing the local currency net sales for all international locations for both periods, each at a current year exchange rate, to determine the impact of the currency between periods. These currency effects provide a clearer understanding of the operating results of our foreign entities because they exclude the varying effects that changes in foreign currency exchange rates may have on those results.

On and Off-highway segment products sales decreased due to the following:

(1)	Filtration products sales increased in the first nine months of 2012 in comparison to the first nine months of 2011 due to increased sales of $13 million in our North American and Asia operations due to increased volume. Additionally, our sales increased by $28 million in our European and South American operations related to new customers and new business with existing customers. The increased sales were partially offset by unfavorable currency translation effects of $20 million, which mainly related to Poland.

(2)	Commercial Distribution South America products sales decreased by $34 million in the first nine months of 2012 in comparison to the first nine months of 2011 due to $55 million of negative currency effects. Partially offsetting the decrease were price increases on certain products and new business at our Brazilian and Argentinean distribution companies and our Brazilian shock operations.

(3)	Chassis products sales decreased in the first six months of 2012 by $17 million offset by an increase of $3 million in the third quarter of 2012 compared to last year. During the first six months of 2011, our sales increased due to new business in our premium chassis line. The new business in 2011 resulted in significant initial orders to fulfill customer requirements. The first nine months of 2012 represents a more normal run rate for the new business.

South America other segment products sales increased in the first nine months of 2012 in comparison to the first nine months of 2011 due mainly to increased sales in our Venezuelan operations.

The following table summarizes the consolidated results for the nine months ended September 30, 2011 and the consolidated results for the nine months ended September 30, 2012:

(Dollars in millions)	Consolidated Nine Months Ended September 30, 2011	Consolidated Nine Months Ended September 30, 2012	Dollar Change	Percent Change
Net sales	$1,134	$1,112	$(22)	-2%
Cost of sales	(870)	(858)	12	-1%

Gross profit	264	254	(10)	-4%
Gross margin	23%	23%
Selling, general and administrative expenses(1)	(152)	(148)	4	-3%
Selling, general and administrative expenses as a percent of sales	13%	13%

Operating profit (loss)
On and Off-highway segment	135	132	(3)	-2%
South America other segment	(1)	1	2	200%
Corporate, eliminations and other	(22)	(27)	(5)	-23%

Operating profit	112	106	(6)	-5%
Operating margin	10%	10%
Loss on extinguishment of debt	—	(1)	(1)	NM
Other income, net	1	2	1	100%
Interest expense	(51)	(48)	3	-6%

Income from continuing operations, before income tax provision, equity in income and noncontrolling interest	62	59	(3)	-5%
Income tax provision	(16)	(24)	(8)	50%
Equity in income, net of tax	—	1	1	NM

Net income from continuing operations	46	36	(10)	-22%
Loss from discontinued operations, net of tax	(14)	(57)	(43)	-307%

Net income (loss)	32	(21)	(53)	-166%
Less: net income attributable to noncontrolling interest, net of tax	1	1	—	NM

Net income (loss) attributable to the Company	$31	$(22)	$(53)	-171%

(1)	We recorded $1 million and $2 million of restructuring costs in selling, general and administrative expenses in the first nine months of 2011 and 2012, respectively.
NM	(Not Meaningful)

Gross profit/Gross margin. Gross margin remained consistent during the first nine months of 2012 in comparison to the first nine months of 2011. Gross profit decreased $10 million in the first nine months of 2012 in comparison to the first nine months of 2011 due to unfavorable currency translation effects of $18 million, higher material and manufacturing costs of $6 million and an increase in freight costs of $2 million. The increase in material and manufacturing costs was mainly due to new business that required temporarily sourcing some components of our chassis products from higher cost sources. The decrease in gross profit was partially offset by an increase in sales volume of $12 million and a decrease in operating costs.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the first nine months of 2012 decreased by $4 million from the first nine months of 2011 due to decrease in advertising and marketing costs and the higher gain realized in the Satisfied settlement in the current year. We recognized gains of $2.5 million and $4 million in the first nine months of 2011 and 2012, respectively, related to the settlement.

Operating profit/Operating margin. Operating profit decreased by $6 million in the first nine months of 2012 in comparison to the first nine months of 2011 due to a lower gross profit. The operating profit in the On and Off-highway segment decreased by $3 million due to mainly lower gross margin on our chassis products in the first nine months of 2012 in comparison to the first nine months of 2011. Corporate, eliminations and other operating loss increased in the first nine months of 2012 in comparison to the first nine months of 2011 by $5 million due to increased restructuring costs and legal and professional fees related to special projects.

Interest expense. Interest expense decreased by $3 million in the first nine months of 2012 in comparison to the first nine months of 2011 due to lower debt levels.

Income tax provision. The income tax provision was $24 million and $16 million for the first nine months of 2012 and 2011, respectively. The effective tax rate was higher in the first nine months of 2012 in comparison to the first nine months of 2011 due to deemed distributions from certain foreign subsidiaries.

Loss from discontinued operations, net of tax. The loss from discontinued operations before income tax provision for the first nine months of 2012 is $91 million and is comprised of the $88 million impairment and an operational loss of $3 million. The income tax benefit related to discontinued operations was $34 million, which includes a $32 million tax benefit related to the impairment. In the first nine months of 2011, we incurred a loss from discontinued operations of $14 million.

Net income (loss). Net income increased in the first nine months of 2012 in comparison to the first nine months of 2011 due mainly to the decrease in the loss from discontinued operations, net of tax and a decrease in operating profit.

Results by Geographic Region

Net sales by geographic region were as follows:

(Dollars in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2012
Net sales
United States	$181	$184	$559	$560
Foreign	199	191	575	552

Total net sales	$380	$375	$1,134	$1,112

United States sales as a percent of total sales	48%	49%	49%	51%
Foreign sales as a percent of total sales	52%	51%	51%	49%

United States. Net sales remained consistent in the first nine months of 2012 in comparison to the first nine months of 2011.

Foreign. Net sales decreased in the first nine months of 2012 in comparison to the first nine months of 2011 due to unfavorable currency translation effects, partially offset by increased sales to new customers and new business with existing customers.

Income from continuing operations before income tax provision, equity in income and noncontrolling interest by geographic region was as follows:

(Dollars in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2012
Income (loss) from continuing operations before income tax provision, equity in income and noncontrolling interest
United States	$(1)	$(2)	$(13)	$(21)
Foreign	28	26	75	80

Total income from continuing operations before income tax provision, equity in income and noncontrolling interest	$27	$24	$62	$59

United States. Loss from continuing operations before income tax provision, equity in income and noncontrolling interest increased in the first nine months of 2012 in comparison to the first nine months of 2011 due to a decrease in gross profit.

The United States income from continuing operations before income tax provision, equity in income and noncontrolling interest was lower than the foreign income from continuing operations before income tax provision, equity in income and noncontrolling interest due to the inclusion of corporate costs in our United States operations and higher profitability of some of our subsidiaries in foreign locations. The majority of our debt relates to our United States operations and as a consequence almost all of the associated interest expense is allocated to our domestic operations. During the first nine months of 2012, our United States operations had $47 million of interest expense and our foreign operations had $1 million of interest expense.

Foreign. Income from continuing operations before income tax provision, equity in income and noncontrolling interest increased in the first nine months of 2012 in comparison to the first nine months of 2011. The majority of the increase was due to an improvement in gross profit, which was driven by an increase in sales volume, partially offset by unfavorable currency translation effects.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash flow from operations and available borrowings from our ABL Revolver. Our primary liquidity requirements are significant and are expected to be primarily for debt servicing, working capital, restructuring obligations and capital spending.

We are significantly leveraged as a result of the Acquisition in 2004, the refinancing that occurred in 2009 and the issuance of additional Subordinated Notes in 2010. As of September 30, 2012, the Company had $644 million in aggregate indebtedness, which included $11 million classified in current liabilities of discontinued operations for our Brake North America and Asia group. As of September 30, 2012, we had an additional $184 million of borrowing capacity available under our ABL Revolver after giving effect to $12 million in outstanding letters of credit, none of which was drawn against, and $4 million for borrowing base reserves. In addition, we had cash and cash equivalents of $54 million and $49 million as of December 31, 2011 and September 30, 2012, respectively.

We spent $40 million and $19 million in capital expenditures during the first nine months of 2011 and 2012, respectively. The cash flow from operations on an annual basis has historically been adequate to meet our liquidity needs. However, during the first half of the year, cash flows from operations are typically not sufficient to meet our liquidity needs, and we therefore utilize our ABL Revolver to bridge our financing needs until the second half of the year. Based on the current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our ABL Revolver, will be adequate to meet our short term and long term liquidity needs.

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

Asset Based Credit Facilities

Overview. Affinia Group Intermediate Holdings Inc., Affinia Group Inc. and certain of its subsidiaries entered into a $315 million ABL Revolver maturing in 2017 (subject to early termination under certain limited circumstances). There was $60 million outstanding on the ABL Revolver at September 30, 2012. The ABL Revolver includes (i) a revolving credit facility of up to $300 million (which may be increased or decreased in accordance with the reallocation provisions of the ABL Revolver) for borrowings solely to the U.S. domestic borrowers (the “U.S. Facility”), including (a) a $40 million sub-limit for letters of credit and (b) a $30 million swingline facility and (ii) a revolving credit facility of up to $15 million (which may be increased or decreased in accordance with the reallocation provisions of the ABL Revolver, but in no event to exceed $25 million) for Canadian Dollar denominated revolving loans solely to a Canadian borrower (the “Canadian Facility”). Availability under the ABL Revolver is based upon monthly (or more frequent under certain circumstances) borrowing base valuations of Affinia Group Inc.’s eligible inventory and accounts receivable and is reduced by certain reserves in effect from time to time.

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

Senior Notes

Overview. In November 2004, Affinia Group Inc. issued $300 million aggregate principal amount of the Subordinated Notes, which bear interest at a rate of 9% and mature on November 30, 2014, pursuant to an indenture dated as of November 30, 2004 (the “senior subordinated indenture”). On December 9, 2010, Affinia Group Inc. issued $100 million of additional Subordinated Notes. In connection with our refinancing in August 2009, Affinia Group Inc. issued $225 million aggregate principal amount of the Secured Notes (together with the Subordinated Notes, the “Senior Notes”), which bear interest at a rate of 10.75% and mature on August 15, 2016, pursuant to an indenture dated as of August 13, 2009 (the “senior secured indenture” and, together with the senior subordinated indenture, the “senior indentures”). On December 31, 2010 and June 25, 2012, Affinia Group Inc. redeemed $22.5 million aggregate principal amount of the Secured Notes pursuant to their terms at a redemption price equal to 103% of the principal amount of such notes being redeemed, plus accrued and unpaid interest to the redemption date. As of September 30, 2012, $367 million principal amount of the Subordinated Notes was outstanding and $179 million principal amount of the Secured Notes was outstanding, net of a $1 million issue discount which is being amortized until the Secured Notes mature.

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

Covenants. The senior indentures contain certain covenants that, among other things, limit or restrict the ability of Affinia Group Inc. and its restricted subsidiaries to (subject to certain qualifications and exceptions):

•	incur and guarantee additional indebtedness, issue disqualified stock or issue certain preferred stock;

•	pay dividends, make other distributions on, redeem or repurchase stock or make certain other restricted payments;

•	create certain liens or encumbrances;

•	sell assets;

•	issue capital stock;

•	make certain investments or acquisitions;

•	make capital expenditures;

•	restrict dividends, distributions or other payments from our subsidiaries;

•	change their line of business;

•	enter into transactions with affiliates;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of their assets; and

•	designate subsidiaries as unrestricted subsidiaries.

Cash Flows

Net cash provided by (used in) operating activities

Net cash provided by (used in) operating activities is summarized in the table below for the nine months ended September 30, 2011 and 2012:

(Dollars in millions)	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2012
Net income (loss)	$32	$(21)
Impairment of assets	1	88
Change in trade accounts receivable	(23)	(8)
Change in inventories	(29)	(13)
Change in other current operating liabilities	5	50

Subtotal	(14)	96
Other changes in operating activities	(12)	(8)

Net cash provided by (used in) operating activities	$(26)	$88

Net income (loss) – Net income decreased in the first nine months of 2012 in comparison to the first nine months of 2011 due to the loss from discontinued operations, net of tax and a decrease in operating profit.

Impairment of assets – We recorded an $88 million impairment charge related to our Brake North America and Asia group in the first nine months of 2012, offset by a tax benefit to the Company of $32 million.

Change in trade accounts receivable – The change in trade accounts receivable was a $23 million and an $8 million use of cash in the first nine months of 2011 and 2012, respectively. The change in trade accounts receivable was due to timing of payments and increased levels of factoring in the first nine months of 2012.

Inventories – The change in inventories was a $29 million and a $13 million use of cash in the first nine months of 2011 and 2012, respectively. In the first half of 2011, we built up inventory to keep up with increased demand, which was due to improved market conditions in the aftermarket industry, new business with new customers and additional business with existing customers.

During the last half of 2011 and the first six months of 2012, we made a concerted effort to decrease inventory levels. During the third quarter of 2012, inventory increased in our Commercial Distribution South America products and our filtration products due to higher sales run rate on those products.

Change in other current operating liabilities – The change in other current operating liabilities was a $5 million and a $50 million source of cash during the first nine months of 2011 and 2012, respectively. The change was primarily due to an increase in accounts payable, which was a $19 million use of cash and a $37 million source of cash in the first nine months of 2011 and 2012, respectively. Accounts payable fluctuates from period to period due to the timing of payments.

Net cash used in investing activities

Net cash used in investing activities is summarized in the table below for the first nine months of 2011 and 2012:

(Dollars in millions)	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2012
Proceeds from sale of assets	$3	$4
Change in restricted cash	4	1
Additions to property, plant and equipment	(40)	(19)
Other investing activities	4	—

Net cash used in investing activities	$(29)	$(14)

Additions to property, plant and equipment – The additions increased significantly in 2011 due to the expansion in China for new friction and filtration facilities. The total additions to property, plant and equipment in China decreased $12 million in the first nine months of 2012 in comparison to the first nine months of 2011. The friction and filtration facilities in China were completed during 2011 and as a consequence the additions in property, plant and equipment decreased during the first nine months of 2012.

Net cash provided by (used in) financing activities

Net cash provided by (used in) financing activities is summarized in the table below for the first nine months of 2011 and 2012:

(Dollars in millions)	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2012
Net decrease in other short-term debt	$(11)	$(4)
Payments of other debt	(8)	(2)
Proceeds from other debt	20	—
Repayment on Secured Notes	—	(23)
Capital Contribution	2	—
Net proceeds from (payments of) ABL Revolver	80	(50)

Net cash provided by (used in) financing activities	$83	$(79)

Repayment on Secured Notes – In June 2012, we redeemed $22.5 million of our Secured Notes using cash provided by operating activities.

Net proceeds from ABL Revolver – The additional borrowings in the first nine months of 2011 were needed to fund the additional operational needs related to increased levels of capital spending and higher levels of working capital. In the first nine months of 2012, we were able to reduce the ABL Revolver due to the cash provided by operating activities, which included an increase in accounts receivable factored.

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

The results of operations and financial position of each of our operations are measured in their respective local (functional) currency. Business transactions denominated in currencies other than an operation’s functional currency produce foreign exchange gains and losses as a result of the re-measurement process, as described in ASC Topic 830, “Foreign Currency Matters.” To the extent that our business activities create monetary assets or liabilities denominated in a non-local currency, changes in an entity’s functional currency exchange rate versus each currency in which an entity transacts business have a varying impact on an entity’s results of operations and financial position, as reported in functional currency terms. Therefore, for entities that transact business in multiple currencies, we seek to minimize the net amount of cash flows and balances denominated in non-local currencies. However, in the normal course of conducting international business, some amount of non-local currency exposure will exist. Therefore, management monitors these exposures and may engage in business activities or execute financial hedge transactions intended to mitigate the potential financial impact due to changes in the respective exchange rates.

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

Our foreign currency exchange rate risk management efforts primarily focus upon operationally managing the net amount of non-functional currency denominated monetary assets and liabilities. In addition, we routinely execute short-term currency exchange rate forward contracts intended to mitigate the earnings impact related to the re-measurement process. At September 30, 2012, we had currency exchange rate derivatives with an aggregate notional value of $80 million and fair values of less than $1 million in assets and $1 million in liabilities.

Interest rate risk

We are exposed to the risk of rising interest rates to the extent that we fund operations with short-term or variable-rate borrowings. At September 30, 2012, the Company’s $644 million of aggregate debt outstanding, which includes $11 million classified in current liabilities of discontinued operations for our Brake North America and Asia group, consisted of $95 million of floating-rate debt and $549 million of fixed-rate debt.

Pursuant to our written interest rate risk management policy, we actively monitor and manage our fixed versus floating rate debt composition within a specified range. At quarter-end, fixed rate debt comprised approximately 85% of our total debt. Based on the amount of floating-rate debt outstanding at September 30, 2012, a 1% rise in interest rates would result in approximately $1 million in incremental interest expense.

Commodity Price Risk Management

We are exposed to adverse price movements or surcharges related to commodities that are used in the normal course of business operations. Management actively seeks to negotiate contractual terms with our customers and suppliers to limit the potential financial impact related to these exposures.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the quarter ended September 30, 2012.

During the quarter ended September 30, 2012, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits

(a)	Exhibits

4.1	Fourth Supplemental Indenture, dated as of August 31, 2012, among Affinia Group Inc., Affinia Group Intermediate Holdings Inc., the Subsidiary Guarantors thereto and Wilmington Trust, National Association.

4.2	Limited Waiver to Lien Subordination Agreement and Inter creditor Agreement, dated as of August 31, 2012, by and between Bank of America, N.A., Wilmington Trust, National Association, Affinia Group Inc., Affinia Group Intermediate Holdings Inc. and the subsidiaries named therein.

10.1	Amended and Restated Employment Agreement, dated December 15, 2008, by and between Affinia Group Inc. and Terry R. McCormack, which is incorporated herein by reference from Exhibit 10.12 on Form 10-K of Affinia Group Intermediate Holdings Inc. filed on March 6, 2009.

10.2	Amended and Restated Employment Agreement, dated December 15, 2008, by and between Affinia Group Inc. and Keith A. Wilson, which is incorporated herein by reference from Exhibit 10.13 on Form 10-K of Affinia Group Intermediate Holdings Inc. filed on March 6, 2009.

10.3	Amended and Restated Employment Agreement, dated December 15, 2008, by and between Affinia Group Inc. and Thomas H. Madden, which is incorporated herein by reference from Exhibit 10.15 on Form 10-K of Affinia Group Intermediate Holdings Inc. filed on March 6, 2009.

10.4	Amended and Restated Employment Agreement, dated December 15, 2008, by and between Affinia Group Inc. and Steven E. Keller, which is incorporated herein by reference from Exhibit 10.16 on Form 10-K of Affinia Group Intermediate Holdings Inc. filed on March 6, 2009.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act, as amended.

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350(b)

101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFINIA GROUP INTERMEDIATE HOLDINGS INC.

By:	/s/ Terry R. McCormack
Terry R. McCormack
Chief Executive Officer, President, and Director (Principal Executive Officer) Date: November 13, 2012

By:	/s/ Thomas H. Madden

Thomas H. Madden Senior Vice President and Chief Financial Officer (Principal Financial Officer) Date: November 13, 2012