Form 10-K
period 2012-12-31
Affinia Group Intermediate Holdings Inc.
filed 2013-03-18
CIK 1328655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 1,000 shares outstanding of the registrant’s common stock as of March 18, 2013 (all of which are privately owned and not traded on a public market).

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and other important factors include, among others, domestic and global economic conditions and the resulting impact on the availability and cost of credit; financial viability of key customers and key suppliers; our dependence on our largest customers; increased crude oil and gasoline prices and resulting reductions in global demand for the use of automobiles; the shift in demand from premium to economy products; pricing and pressures from imports; increasing costs for manufactured components, raw materials and energy; the expansion of return policies or the extension of payment terms; risks associated with our non-U.S. operations; risks related to our receivables factoring arrangements; product liability and warranty and recall claims brought against us; reduced inventory levels by our distributors resulting from consolidation and increased efficiency; environmental and automotive safety regulations; the availability of raw materials, manufactured components or equipment from our suppliers; challenges to our intellectual property portfolio; our ability to develop improved products; the introduction of improved products and services that extend replacement cycles otherwise reduce demand for our products; our ability to achieve cost savings from our restructuring plans; our ability to successfully effect dispositions of existing lines of business; our ability to successfully combine our operations with any businesses we have acquired or may acquire; risk of impairment charges to our long-lived assets; risk of impairment to intangibles and goodwill; the risk of business disruptions related to a variety of events or conditions including natural and man-made disasters; risks associated with foreign exchange rate fluctuations; risks associated with our expansion into new markets; the impact on our tax rate resulting from the mix of our profits and losses in various jurisdictions; reductions in the value of our deferred tax assets; difficulties in developing, maintaining or upgrading information technology systems; risks associated with doing business in corrupting environments; our substantial leverage and limitations on flexibility in operating our business contained in our debt agreements. Additionally, there may be other factors that could cause our actual results to differ materially from the forward-looking statements.

iii

PART I.

Item 1.	Business

Our Company

We are a global leader in the commercial and light vehicle replacement products and services industry, which is also referred to as the aftermarket. Our extensive aftermarket product offering consists principally of filtration and chassis products. Our filtration products fit medium and heavy duty trucks, light vehicles, equipment in the off-highway market (i.e., construction, mining, forestry and agricultural) and equipment for industrial and marine applications. Our chassis products fit light vehicles, medium and heavy duty trucks, trailers and all-terrain vehicles. In addition, we provide aftermarket products and distribution services in South America. We believe that the growth of the global aftermarket, from which we derived approximately 98% of our net sales in 2012, is predominantly driven by the size, age and use of the population of vehicles and equipment in operation. We design, manufacture, distribute and market a broad range of aftermarket products in North America, South America, Europe, Asia and Africa and generate sales in over 70 countries. Our filtration business has seen significant growth since 2005 as we have successfully entered new markets in Europe and in Central and South America and grown existing market share in North America. Based on management estimates and certain information from third parties, we believe that we hold the #1 market position in North America for aftermarket filtration products by net sales for the year ended December 31, 2012, and we also have a strong presence in Eastern Europe, including the #1 market position for aftermarket filtration products in Poland. Our South American commercial distribution business has experienced growth since 2005 as we have invested in opening a new distribution center and new branches. Based on management estimates and certain information from third parties, we believe that we hold the #2 market position in Brazilian aftermarket parts distribution by net sales for the year ended December 31, 2012. Our chassis business has experienced growth in the last few years as we have gained new customers and expanded business with existing customers. Based on management estimates and certain information from third parties, we believe that we share a leading position in the supply of chassis products in North America.

Our aftermarket products can be classified into two primary groups:

(1)	Routine maintenance products, such as oil, fuel, air and other filters, and

(2)	Products that are designed to be replaced occasionally, such as chassis products (e.g., shock absorbers, steering and other suspension products).

We believe that the filtration business is among the most attractive within the aftermarket given the higher frequency of replacement for filters. We believe our chassis business will continue to grow due to added product coverage of European-branded applications at the beginning of 2012. Additionally, we believe our South American commercial distribution business will continue to grow as our Brazilian distribution operations continue to expand.

We market our products under a variety of well-known brands, including WIX®, Raybestos®, Filtron™, Nakata®, McQuay-Norris® and ecoLAST®. Additionally, we provide private label products to large aftermarket distributors, including NAPA®, CARQUEST® and ACDelco®. We believe that we have achieved our leading market positions due to the quality and reputation of our brands and products among professional installers, who are the primary decision makers for the purchase of the products we supply to the aftermarket. Professional installers are highly incentivized to order reliable, well-known aftermarket products when repairing a vehicle because the cost of the products is passed through to the end consumer and, once the repair is made, installers are expected to stand behind their work by replacing any malfunctioning products without charging for the replacement or for the additional labor required. We believe that the reputation of our brands and products for form, fit, function and quality promotes significant demand for our products from these installers and throughout the aftermarket supply chain. Our reputation for reliability has helped us penetrate retailers whose customers have become increasingly sophisticated about the quality of the products they install in their vehicles.

We sell to medium and heavy duty truck fleets and repair facilities as well as the light vehicle population through many of our customers, such as NAPA, CARQUEST, the Alliance and other independent warehouse distributors. We also serve the off-highway market through our large customers and have successfully developed products for new non-vehicle related opportunities in stationary equipment and wind generation applications.

On November 30, 2012, we distributed our Brake North America and Asia group to the shareholders of Affinia Group Holdings Inc. (“Holdings”), our parent company and sole stockholder. The new organization is being led by the management team from our former Brake North America and Asia group, with oversight provided by a separate board of directors.

Our principal product areas are described below:

Product Area	Representative Brands	Product Description

Filtration	WIX, Filtron, NAPA, CARQUEST and ecoLAST	Oil, air, fuel, hydraulic and other filters for light, medium and heavy duty on and off-highway vehicle, industrial and marine applications

Affinia South America	Nakata, Bosch and WIX	Steering, shock absorbers and other suspension and driveline components, brakes, fuel and water pumps and other aftermarket products

Chassis	Raybestos, Nakata, NAPA Chassis, McQuay-Norris and ACDelco	Steering, suspension and driveline components

Our net sales for 2012 were approximately $1.5 billion, excluding our Brake North America and Asia group, which is classified as a discontinued operation (refer to Note 3. Discontinued Operation – Brake which is included in Item 8 of this report). The following charts illustrate our net sales by geography and product type for the fiscal year ended December 31, 2012, excluding our Brake North America and Asia group. For further information about our segments and our sales by geographic region, refer to “Note 17. Segment Information,” which is included in Item 8. of this report.

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

As a result of the Acquisition, investment funds controlled by Cypress hold approximately 61% of the common stock of Holdings, which directly owns 100% of our common stock, and therefore Cypress controls us. The other principal investors in Holdings are the following: OMERS Administration Corporation (formerly known as Ontario Municipal Employees Retirement Board), California State Teachers Retirement System, The Northwestern Mutual Life Insurance Company and Stockwell Capital.

On December 15, 2005, Holdings, our parent company, entered into stockholder and other agreements with certain officers, directors and key employees (collectively, the “Executives”) of the Company, pursuant to which those Executives purchased an aggregate of 9,520 shares of Holdings common stock for $100 per Share in cash. Holdings received aggregate proceeds of $952,000 as a result of the offering, which was made pursuant to the Affinia Group Holdings Inc. 2005 Stock Incentive Plan (“2005 Stock Plan”). Since 2005, Holdings has re-purchased some of those shares and has issued additional shares (including pursuant to our deferred compensation program), and a shareholder ceased to be an Executive of the Company, as a result of which there were 7,974 shares of Holdings common stock held by Executives outstanding as of December 31, 2012 (excluding shares that may be issued pursuant to our non-qualified deferred compensation plan).

On October 30, 2008, Holdings authorized 9.5% Class A Convertible Participating Preferred Stock, par value $0.01 per share (“Preferred Stock”), with an initial issuance price of $1,000 per share, consisting of 150,000 shares. Holdings issued 51,475 shares of its Preferred Stock on October 31, 2008 to its investors and certain of our executives. As of December 31, 2012 there were 75,760 shares of Holdings Preferred Stock outstanding.

Overview

Our extensive product offering fits nearly every car, truck, off-highway and agricultural make and model on the road, allowing us to serve as a full line supplier to our customers for our product categories. These customers primarily comprise large aftermarket distributors and retailers selling to professional technicians or installers. Our customer base also includes original equipment service (“OES”) participants such as ACDelco. Many of our customers are leading aftermarket participants, including NAPA, CARQUEST, Aftermarket Auto Parts Alliance (“the Alliance”), Uni-Select Inc. and O’Reilly Auto Parts. As an active participant in the aftermarket for more than 60 years, we have many long-standing customer relationships.

We derived approximately 98% of our 2012 net sales from the on and off-highway replacement products and services industry, which is also referred to as the aftermarket. We believe that the aftermarket will continue to grow as a result of the increase in the light vehicle population and the average age of light vehicles. According to the Automotive Aftermarket Industry Association (“AAIA”) 2013 Automotive Aftermarket Factbook, the U.S. motor vehicle aftermarket has increased by 4.3% during 2011. In 2012, the industry was forecasted to increase by 3.8% and to continue in 2013 with 3.5% growth.

Sales by Region

Our broad range of filtration, chassis and other products are primarily sold in North America, Europe and South America. We are also focusing on expanding manufacturing capabilities globally to position us to take advantage of global growth opportunities. With our new filtration plant in China we believe we are well positioned in Asia. In the future we plan to sell our broad product offering in China and other Asian markets. For information about our segments and our sales by geographic region, refer to “Note 17. Segment Information,” which is included in Item 8. Financial Statements and Supplementary Data.

Disposition

On November 30, 2012, we distributed our Brake North America and Asia group to the shareholders of Holdings, the Company’s parent company and sole stockholder. The new organization is being led by the management team from the Company’s former Brake North America and Asia group, with oversight provided by a separate board of directors.

To effect the transaction, we distributed to Holdings 100% of the capital stock of BPI Holdings International, Inc. (“BPI”), an entity formed for the purpose of completing the transaction and to which we contributed assets and operations comprising the Company’s former Brake North America and Asia group. Thereafter, Holdings distributed such shares to the holders of Holdings’ common stock and to the holders of Holdings’ Preferred Stock, on a pro rata basis as if each of the shares of Preferred Stock outstanding at the time of the distribution had been converted into Holding’s common stock in accordance with its terms prior to the distribution. In connection with the transaction, the Company received a $70 million dividend from BPI prior to the distribution, which BPI funded through borrowings under a new credit facility that is not guaranteed by, or an obligation of, the Company or any of its subsidiaries.

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

According to AAIA, there were approximately one billion light, medium and heavy duty vehicles registered worldwide in 2011. Approximately 249 million, or 25%, of these vehicles were registered in the United States. According to the AAIA, the overall size of the U.S. aftermarket was approximately $296.3 billion in 2011. We are one of the largest independent participants in the global aftermarket, based on our sales in over 70 countries and offer what we believe is the broadest line within our product categories. To facilitate efficient inventory management and timely vehicle owner customer service, many of our customers and professional installers rely on larger suppliers like us to have full line product offerings, consistent value-added services and timely delivery. There are important advantages to having meaningful size and scale in the aftermarket, including the ability to support significant distribution operations, offer sophisticated supply chain management capabilities and provide a broad line of quality products.

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

The distribution business is comprised of the (1) traditional, (2) retail and (3) OES channels as illustrated by the chart below.

Typically, professional installers purchase their products through the traditional channel, and DIY customers purchase products through the retail channel. The traditional channel includes such well-known distributors as NAPA, CARQUEST, the Alliance and Uni-Select. Through a network of distribution centers, these distributors sell primarily to owned or affiliated stores, which in turn supply professional installers. The retail channel includes merchants such as AutoZone, O’Reilly Auto Parts and Canadian Tire. The OES channel consists primarily of vehicle manufacturers’ service departments at new vehicle dealerships. Our Affinia South America commercial distribution business mainly serves the traditional and retail channels.

We believe that future growth in aftermarket product sales will be driven by the following key factors:

Growth in global vehicle population. AAIA estimates that the world’s total vehicle population in 2011 was approximately 1.0 billion. R.L. Polk & Co. (“Polk”) in its 2011 Vehicles-in-Operation Overview expects that the total vehicle populations of several key emerging markets will grow significantly over the next several years, as indicated by the forecasted CAGRs in vehicle population from 2010 to 2015 for the following geographic areas:

•	Brazil – 7.4%

•	China – 15.7%

•	Eastern Europe – 4.0%

Growth in global commercial vehicle population. Polk estimates that there were approximately 241 million commercial vehicles worldwide in 2010 and expects the commercial vehicle population to continue to grow at a CAGR of 3.5% from 2010 to 2015. In particular, Polk expects that the U.S. commercial vehicle population will grow at a CAGR of 1.6% from 2010 to 2015 and that the commercial vehicle populations of several key emerging markets will grow significantly over the next several years, as indicated by the forecasted CAGRs in commercial vehicle populations from 2010 to 2015 for the following geographic areas:

•	Brazil – 8.6%

•	China – 10.5%

•	Eastern Europe – 5.4%

Increase in total miles driven in the United States. In the United States, the total miles driven rose from 2.25 trillion in 1992 to 2.94 trillion in 2012, an increase of approximately 31%. Since 1980, annual miles driven in the United States have increased every year except for 2008 and 2011, when the combination of a recession and high retail fuel prices curtailed driving habits. We expect miles driven in the United States to return to historic growth rates in the future.

Increase in average age of light vehicles in the United States. As of 2011, the average light vehicle age in the United States was 10.8 years, compared to an average of 8.9 years in 2001. As the average light vehicle age continues to rise, we believe that the use of aftermarket products will generally increase as well.

Increase in vehicle related regulation and legislation. Increase in environmental and safety legislation that is being adopted on a global basis has led to an increase in demand for high value filtration products.

Products

Our principal product areas are described below:

Product	2012 Net Sales (Dollars in Millions)	Percent of 2012 Net Sales	Representative Brands	Product Description
Filtration products	$831	57%	WIX, FILTRON, NAPA, CARQUEST and ecoLAST	Oil, fuel, air, hydraulic and other filters for light-, medium- and heavy-duty on and off-highway vehicle applications
Affinia South America products	430	30%	Nakata and WIX	Steering, suspension, driveline components, brakes, fuel and water pumps and other aftermarket products
Chassis products	194	13%	Raybestos Chassis, NAPA Chassis, McQuay-Norris, ACDelco and Nakata	Steering, suspension and driveline components

Total On and Off-Highway segment	1,455	100%
Corporate, Eliminations and other	(2)	—

Net sales of continuing operations	1,453

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

The following chart summarizes a few of our key filter products:

Oil Filters	An oil filter traps particles and dirt that might otherwise damage the bearings and rings of a vehicle’s engine. A build-up of particles inside an oil filter can also slow oil flow to the bearings, camshaft and upper valve train components and allow unfiltered oil, possibly containing contaminants, to enter the oil stream and cause accelerated wear on the engine.

Air Filters	A vehicle’s air filter traps particles that could otherwise reduce engine performance. A clogged air filter may restrict air flow into the engine, resulting to a shift away from the optimum air to fuel ratio for combustion, and thus reducing gas mileage.

Fuel Filters	A vehicle’s fuel filter prevents sediment and rust particles sized three microns or larger from entering and blocking the fuel injector. A clogged fuel filter may restrict fuel flow to the engine, resulting in a loss of fuel pressure and horsepower.

Affinia South America Products. We manufacture and/or distribute products in Brazil, Argentina, Uruguay and Venezuela, including fuel and water pumps, universal joint kits, axle sets, shocks, steering, filtration products, brake products, suspension parts and other aftermarket products.

Chassis Products. We are a leading designer, manufacturer, marketer and distributor of a broad range of chassis products for the aftermarket. Our chassis products include steering, suspension and driveline products such as ball joints, tie rods, Pitman arms, idler arms, drag links, control arms, center links, stabilizers and other related parts.

Sales Channels and Customers

We distribute our products across several sales channels, including traditional, retail and OES channels. Approximately 26% and 7% of our 2012 net sales from continuing operations were derived from our two largest customers, NAPA and CARQUEST, respectively. See “Risk Factors—Our Business would be materially and adversely affected if we lost any of our larger customers.” During 2012, on a continuing operations basis, we derived approximately 50% of our net sales from the United States and approximately 50% of our net sales from other countries.

We have maintained long-standing relationships with many of our top customers. Some of our most significant customers include NAPA, CARQUEST, ACDelco, Uni-Select, Les Schwab, the Alliance and O’Reilly Auto Parts, each of which is a key player in the aftermarket.

The following table provides a description of the primary sales channels to which we supply our products:

Primary Sales Channels	Description	Customers

Traditional	Warehouses and distribution centers that supply local distribution outlets, which sell to professional installers.	NAPA, CARQUEST, the Alliance and Uni-Select

Retail	Retail stores, including national chains that sell replacement parts directly to consumers (the DIY market) and to some professional installers.	O’Reilly Auto Parts and AutoZone

OES	Vehicle manufacturers and service departments at vehicle dealerships.	ACDelco, Robert Bosch, TRW Automotive and Chrysler

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

As of December 31, 2012, we maintain and have pending approximately 250 patents and patent applications on a worldwide basis. These patents expire over various periods up to the year 2032. We do not materially rely on any single patent or group of patents. In addition, we believe that the expiration of any single patent or group of patents will not materially affect our business. We have proprietary trade secrets, technology, know-how, processes and other intellectual property rights that are not registered.

Trademarks are important to our business activities. We have a robust worldwide program of trademark registration and enforcement to maintain and strengthen the value of the trademarks and prevent the unauthorized use of our trademarks. The Raybestos and WIX trade names are highly recognizable to the public and are valuable assets. Additionally, we use numerous other trademarks which are registered worldwide or for which we claim common law rights. As of December  31, 2012, we had approximately 750 active trademark registrations and applications worldwide.

Raw Materials and Manufactured Components

We use a broad range of manufactured components and raw materials in our products, including steel, steel-related components, filtration media, aluminum, brass, iron, rubber, resins, plastics, paper and packaging materials. We purchase raw materials from a wide variety of domestic and international suppliers, and we have not, in recent years, experienced any significant shortages of these items and normally do not carry inventories of these items in excess of those reasonably required to meet our production and shipping schedule. Raw materials comprise the largest component of our manufactured goods cost structure. Commodity prices were generally flat during 2012 in comparison to 2011.

With our commitment to globalization, we are subject to increases in freight costs due to increased oil prices. We try to recover or offset material cost increases through price increases to our customers and through initiatives to reduce costs, including material substitution, process improvement and product redesigns. The Company experienced no significant supply problems in the purchase of its major raw materials.

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

Backlog

Substantially all of the orders on hand at December 31, 2012 are expected to be filled during 2013. We do not view our backlog as being insufficient, excessive or problematic, or a significant indication of 2013 sales.

Research and Development Activities

We provide information regarding our research and development activities in “Note 2. Summary of Significant Accounting Policies” to our consolidated financial statements, which is included in “Item 8. Financial Statements and Supplementary Data.”

Competition

The light duty filter aftermarket is comprised of several large U.S. manufacturers that compete with us, including United Components, Inc. under the brand name Champ, FRAM Group, LLC under the brand name FRAM and Purolator Filters NA LLC under the brand name Purolator, along with several international light duty filter suppliers. The heavy duty filter aftermarket is comprised of several manufacturers that compete with us, including Cummins, Inc. under the brand name Fleetguard, CLARCOR Inc. under the brand name Baldwin and Donaldson Company Inc. under the brand name Donaldson. The chassis aftermarket is comprised primarily of one large U.S. manufacturer that competes with us, Federal Mogul Corp. under the brand name Moog, along with some international chassis suppliers. The Affinia South America products competitors include, Dpk Distribuidora de Pecas, Ltda, Pacaembu Autopeças, Polipeças Comercial e Importadora Ltda and Comdip Comercial Distribuidora de Peças Ltda. We compete on, among other things, quality, price, service, brand reputation, delivery, technology and product offerings.

Employees

As of December 31, 2012, we had 5,901 employees, of whom 2,729 were employed in North America, 1,730 were employed in South America, 1,313 were employed in Europe and 129 were employed in Asia. Approximately 32% of our employees are salaried and the remaining approximately 68% of our employees are hourly. We have no employees represented by unions. We consider our relations with our employees to be good.

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

Risks Relating to Our Industry and Our Business

Domestic and global economic conditions, including conditions in the global capital and credit markets, have affected and may continue to materially and adversely affect our business, financial condition and results of operations, as well as our ability to access credit and have affected and may continue to materially and adversely affect the financial soundness of our customers and suppliers.

Our business and operating results have been, and will continue to be, affected by domestic and global economic conditions, including conditions in the global capital and credit markets. Domestic and global economics have been experiencing a period of significant uncertainty, characterized by very weak or negative economic growth, high unemployment, reduced spending by consumers and businesses, bankruptcy, collapse or sale of various financial institutions and a considerable level of intervention from the United States federal government and various foreign governments. In particular, continued turmoil in the European credit markets and the debt crisis in the Euro-zone pose potential threats to global growth and market stability, which could have an adverse impact on our industry. Downgrades of long-term sovereign debt issued by the United States and various European countries by Standard & Poor’s, Moody’s and other rating agencies could also affect global and domestic financial markets and economic conditions. Recessionary conditions have materially and adversely affected the demand for our products and services and, therefore, reduced purchases by our customers, which has negatively affected our revenue growth and caused a decrease in our profitability.

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

For the year ended December 31, 2012, approximately 26% and 7% of our net sales from continuing operations were to NAPA and CARQUEST, respectively. To compete effectively, we must continue to satisfy these and other customers’ pricing, service, technology and increasingly stringent quality and reliability requirements. Additionally, our revenues may be affected by decreases in NAPA’s or CARQUEST’s business or market share. Consolidation among our customers may also negatively impact our business. We cannot provide any assurance as to the amount of future business with these or any other customers. While we intend to continue to focus on retaining and winning these and other customers’ business, we may not succeed in doing so. Although business with any given customer is typically split among numerous contracts, the loss of, or significant reduction in purchases by, one of those major customers could materially and adversely affect our business, financial condition and results of operations.

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

We have significant manufacturing operations outside the United States, including joint ventures and other alliances. In 2012, approximately 50% of our net sales from continuing operations originated outside the United States. Risks inherent in international operations include:

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

We have entered into agreements with third-party financial institutions to factor on a non-recourse basis certain receivables. The terms of the factoring arrangements provide for the factoring of certain U.S. Dollar-denominated or Canadian Dollar-denominated receivables, which are purchased at the face amount of the receivable discounted at the annual rate of LIBOR plus a bank-determined spread on the purchase date. The amount factored is not contractually defined by the factoring arrangements and our use will vary each month based on the amount of underlying receivables and our cash flow needs. We began factoring certain of our receivables during 2010. For the years ended December 31, 2011 and 2012, we factored $408 million and $668 million of receivables, respectively, and incurred costs on factoring of $4 million and $5 million, respectively, which includes our Brake North America and Asia group. Accounts receivable factored by us are accounted for as a sale and removed from the balance sheet at the time of factoring and the cost of the factoring is accounted for in either other income or discontinued operations if it relates to our Brake North America and Asia group. If any of the financial institutions we have factoring arrangements with experience financial difficulties or are otherwise unable or unwilling to honor the terms of, or otherwise terminate, our factoring arrangements, we may experience material and adverse economic losses due to the impact of such failure on our liquidity, which could have a material and adverse effect upon our financial condition, results of operations and cash flows.

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

We may not realize the cost savings that we expect from the restructuring of our operations.

At the end of 2005 we announced the comprehensive restructuring through which we sought to lower costs and improve profitability by rationalizing manufacturing operations and to focus on low-cost sourcing opportunities. We have completed the comprehensive restructuring plan and have realized approximately $100 million in cost savings as a result of the comprehensive restructuring to date. However, we may not be able to achieve the level of benefits that we expected to realize or we may not be able to realize these benefits within the timeframes we currently expect. Our expectations regarding cost savings are also predicated upon maintaining our sales levels. Furthermore, the majority of our comprehensive restructuring related to our Brake North America and Asia group, which we have classified as a discontinued operation and, following the distribution of our Brake North America and Asia group, the related cost savings will no longer benefit us.

Any dispositions we make could disrupt our business and materially and adversely affect our business, financial condition and results of operations.

We may, from time to time, consider dispositions of existing lines of business. For example, we recently announced that we distributed our Brake North America and Asia group to the shareholders of Holdings. Dispositions involve numerous risks, including the diversion of our management’s attention from other business concerns and potential adverse effects on existing business relationships with current customers and suppliers. Additionally, there are risks associated with our chassis products group successfully segregating from the Brake North America and Asia group. Any of these factors could materially and adversely affect our business, financial condition and results of operations.

Any acquisitions we make could disrupt our business and materially and adversely affect our business, financial condition and results of operations.

We may, from time to time, consider acquisitions of complementary companies, products or technologies. Acquisitions involve numerous risks, including the diversion of our management’s attention from other business concerns and potential adverse effects on existing business relationships with current customers and suppliers. Any acquisitions could present difficulties in the assimilation of the acquired business and involve the incurrence of substantial additional indebtedness. We cannot assure that we will be able to successfully integrate any acquisitions that we pursue or that such acquisitions will perform as planned or prove to be beneficial to our operations and cash flow. Any of these factors could materially and adversely affect our business, financial condition and results of operations.

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

To be successful and achieve our objectives under our strategic plan, we must retain qualified personnel. Our distribution of the Brake North America and Asia operations may create uncertainty for our employees and this uncertainty may adversely affect our ability to retain key employees, including our senior management, and to hire new talent necessary to maintain our ongoing operations which could have a material adverse effect on our business. Accordingly, we may fail to maintain our ongoing operations, or execute our strategic plan if we are unable to manage such changes effectively.

We may be required to recognize impairment charges for our long-lived assets, which include fixed assets, intangible assets, and goodwill.

At December 31, 2012, the net carrying value of long-lived assets (property, plant and equipment) totaled $119 million. In accordance with GAAP, long-lived assets shall be tested for recoverability whenever events or changes in circumstances, such as, significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines indicate that its carrying amount may not be recoverable and may result in charges to long-lived asset impairments. Future impairment charges could significantly affect our results of operations in the periods recognized. Impairment charges would also reduce our consolidated net worth and increase our debt to total capitalization ratio, which could negatively impact our access to the public debt and equity markets.

We have $112 million of recorded intangible assets and goodwill on our consolidated balance sheet as of December 31, 2012. These assets may become impaired with the loss of significant customers or a decline of profitability. In assessing the recoverability of goodwill, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective reporting unit. If these estimates or related projections change in the future, we may be required to record impairment charges for goodwill at that time. If our trade names carrying values exceed fair value we will be required to record an impairment charge.

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

Our business may be disrupted by a variety of events or conditions, including, but not limited to, threats to physical security, acts of terrorism, labor stoppages or disruptions, raw material shortages, natural and man-made disasters, information technology failures and public health crises. Any of these disruptions could affect our internal operations or services provided to customers, and could impact our sales, increase our expenses or materially and adversely affect our reputation.

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

For example, on January 11, 2010, the Venezuelan government devalued the country’s currency, Bolivar Fuerte (“VEF”), and changed to a two-tier exchange structure. The official exchange rate moved from 2.15 VEF per U.S. Dollar to 2.60 VEF for essential goods and 4.30 VEF for non-essential goods and services, with our products falling into the non-essential category. A Venezuelan currency control board is responsible for foreign exchange procedures, including approval of requests for exchanges of VEF for U.S. Dollars at the official, government established exchange rate. We use the parallel market rate, which ranged between 5.30 to 7.70 VEF to the U.S. Dollar during 2010 and 2011 and remained at 5.30 VEF to the U.S. Dollar during 2012, to translate the financial statements of our Venezuelan subsidiary because we expect to obtain U.S. Dollars at the parallel market rate for future dividend remittances. The one-time devaluation had a $2 million negative impact on our pre-tax net income in 2010. On February 8, 2013, the Venezuelan government announced another devaluation of the currency to 6.30 VEF per U.S. Dollar and it eliminated the parallel market rate. We are still assessing the impact of this one-time devaluation. Further depreciation of the VEF, or depreciation of the currencies of other countries in which we do business, could materially and adversely affect our business, financial condition, results of operations and cash flows. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Environment.”

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

As of December 31, 2012, we had $117 million in net deferred tax assets. These deferred tax assets include net operating loss carryforwards that can be used to offset taxable income in future periods and reduce income taxes payable in those future periods. We periodically determine the probability of the realization of deferred tax assets, using significant judgments and estimates with respect to, among other things, historical operating results, expectations of future earnings and tax planning strategies. If we determine in the future that there is not sufficient positive evidence to support the valuation of these assets, due to the factors described above or other factors, we may be required to further adjust the valuation allowance to reduce our deferred tax assets. Such a reduction could result in material non-cash expenses in the period in which the valuation allowance is adjusted and could have a material and adverse effect on our results of operations.

Our ability to utilize our net operating loss carryforwards may be limited and delayed. As of December 31, 2012, we had U.S. net operating loss carryforwards of $351 million. Certain provisions of the Internal Revenue Code of 1986, as amended (the “Code”) could limit our annual utilization of the net operating loss carryforwards. There can be no assurance that we will be able to utilize all of our net operating loss carryforwards and any subsequent net operating loss carryforwards in the future.

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the terms of the agreements governing our debt instruments contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. As of December 31, 2012, we had $103 million of borrowing capacity available under the ABL Revolver after giving effect to $11 million in outstanding letters of credit, none of which was drawn against, and $2 million for borrowing base reserves. If we incur additional debt above the levels currently in effect, the risks associated with our leverage, including those described above, would increase.

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

There are limitations on our ability to incur the full $315 million of commitments under the ABL Revolver. The borrowers organized in the United States are limited to $300 million and the borrower organized in Canada may borrow up to the remaining $15 million. In each case, borrowings under our ABL Revolver are limited by a specified borrowing base consisting of a percentage of eligible accounts receivable and inventory, less customary reserves. Subject to certain conditions, the commitments under the ABL Revolver may be increased by up to $160 million.

In addition, under the ABL Revolver, a covenant trigger would occur if excess availability under the ABL Revolver is less than the greater of 10.0% of the total borrowing base and $20.0 million. If the covenant trigger were to occur, we would be required to satisfy and maintain a fixed charge coverage ratio of at least 1.00x, measured for the last twelve-month period. Our ability to meet the required fixed charge coverage ratio can be affected by events beyond our control, and we cannot assure you that we will meet this ratio. A breach of any of these covenants could result in a default under the ABL Revolver.

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

A portion of our borrowings is at variable rates of interest and exposes us to interest rate risks. We are exposed to the risk of rising interest rates to the extent that we fund our operations with short-term or variable-rate borrowings. As of December 31, 2012, the Company’s $569 million of aggregate debt outstanding consisted of $23 million of floating-rate debt and $546 million of fixed-rate debt. Fixed rate debt comprised approximately 96% of our total debt as of December 31, 2012. Any borrowings we incur under our ABL Revolver will be at floating interest rates and will expose us to interest rate risk. Based on the amount of floating-rate debt outstanding at December 31, 2012 a 1% rise in interest rates would result in less than $1 million in incremental interest expense. If the LIBOR rates increase in the future then the floating-rate debt could have a material effect on our interest expense.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal executive offices are located in Ann Arbor, Michigan; our operations include numerous manufacturing, research and development and warehousing facilities as well as offices. The table below summarizes the number of facilities by geographical region for our manufacturing, distribution and warehouse and other facilities.

	Manufacturing Facilities	Distribution and Warehouse Facilities	Other Facilities
United States	3	3	10
Canada	—	1	1
Mexico	1	—	—
Europe	3	2	2
South America	4	23	2
Asia	1	—	1

Total	12	29	16

The other facilities around the globe include one facility that has been closed as part of our restructuring programs, ten sales and administration offices and five non-operational storage site. Of our manufacturing facilities approximately 67% are filtration production facilities, approximately 8% are chassis production facilities and approximately 25% relates to other production facilities from continuing operations. Of the total number of principal manufacturing facilities from continuing operations, approximately 75% are owned and approximately 25% are leased.

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

On September 30, 2011, we entered into a settlement agreement with Satisfied Brake Products Inc. (“Satisfied”) for $10 million to settle our claims against Satisfied for their theft of our trade secrets. Upon execution of the settlement agreement, $2.5 million was due immediately and up to an additional $7.5 million is to be provided after liquidation of Satisfied’s business. On September 30, 2011, we recorded a gain of $2.5 million in continuing operations in our consolidated financial statements. Additionally, we recorded $4 million as a gain in continuing operations in the first quarter of 2012. The remaining claim against Satisfied was included in the distribution of the Brake North America and Asia Group to our shareholders.

On January 28, 2013, Walker Morris, counsel for Neovia Logistics Services (U.K.) Limited (“Neovia”) (formerly known as Caterpillar Logistics Services (U.K.) Limited) notified us that Quinton Hazell Automotive Limited (“QHAL”) intended to appoint administrators (comparable to a bankruptcy filing in the United States) and that Neovia may pursue a claim against us for liabilities arising out of a Logistics Services Agreement dated May 5, 2006 among Neovia, QHAL and Affinia Group Inc. (the “LSA”). In connection with our prior sale of QHAL and its related companies to Klarius Group Ltd. (“KGL”), Affinia Group Inc. assigned the LSA to KGL, KGL agreed to indemnify Affinia Group Inc. against any liability under the LSA and the other companies in the QHAL group agreed to provide a guarantee to Affinia Group Inc. against these liabilities. KGL and QHAL have both appointed administrators. By letter dated February 15, 2013, Neovia, through its counsel Walker Morris, notified us that Neovia is asserting a claim against Affinia Group Inc. for liabilities arising under the LSA, including asserted unpaid invoices totaling 5.7 million pounds. The matter is in its early stages with no lawsuit having been filed or dispute resolution process commenced. We intend to vigorously defend this matter.

The Company has various accruals for civil liability, including product liability, and other costs. If there is a range of equally probable outcomes, we accrue at the lower end of the range. The Company had $4 million and $1 million accrued as of December 31, 2011 and 2012, respectively. In addition, we have various other claims that are reasonably possible of occurrence that range from less than $1 million to $10 million in the aggregate. There are no recoveries expected from third parties.

Item 4.	Mine Safety Disclosures

None.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Shares

No trading market for our common stock currently exists. As of March 18, 2013, our parent, Holdings, was the sole holder of our common stock. The Company has never declared or paid any cash dividends on its common stock. We intend to retain all current and foreseeable future earnings to support operations. Our senior credit facilities and our notes indentures restrict our ability to pay cash dividends on our common stock. For information in respect of securities authorized under our equity compensation plan, see “Item 11. Executive Compensation.”

Item 6.	Selected Consolidated and Combined Financial Data

The financial statements included in this report are the consolidated financial statements of Affinia Group Intermediate Holdings Inc. The selected financial data are derived from our financial statements. The financial data as of December 31, 2011 and 2012 and for the years ended December 31, 2010, 2011, and 2012 are derived from the audited financial statements contained under “Item 8. Financial Statements and Supplementary Data.” The selected financial data as of December 31, 2008, December 31, 2009 and December 31, 2010; and for the years ended December 31, 2008 and 2009, are derived from our financial statements.

You should read the following data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

	Year Ended December 31,
(Dollars in millions)	2008	2009	2010	2011	2012
Statement of income data:(1)
Net sales	$1,257	$1,207	$1,359	$1,478	$1,453
Cost of sales	(986)	(930)	(1,043)	(1,136)	(1,125)

Gross profit	271	277	316	342	328
Selling, general and administrative expenses	(192)	(189)	(193)	(200)	(197)

Operating profit	79	88	123	142	131
Gain (loss) on extinguishment of debt	—	8	(1)	—	(1)
Other income (loss), net	(3)	4	1	4	2
Interest expense	(56)	(68)	(65)	(67)	(63)

Income from continuing operations before income tax provision, equity in income, net of tax and noncontrolling interest	20	32	58	79	69
Income tax provision	(10)	(12)	(30)	(38)	(48)
Equity in income, net of tax	—	1	1	—	1

Net income from continuing operations	10	21	29	41	22
Income (loss) from discontinued operations, net of tax	(13)	(58)	1	(113)	(124)

Net income (loss)	(3)	(37)	30	(72)	(102)
Less: net income attributable to noncontrolling interest, net of tax	—	7	6	1	1

Net income (loss) attributable to the Company	$(3)	$(44)	$24	$(73)	$(103)

Statement of cash flows data:
Net cash provided by operating activities	$48	$55	$23	$14	$97
Net cash used in investing activities	(75)	(36)	(98)	(39)	(23)
Net cash provided by (used in) financing activities	51	(35)	66	26	(78)
Other financial data:
Capital expenditures	$25	$31	$52	$55	$27
Depreciation and amortization(2)	28	26	26	25	24
Balance sheet data (end of period): (3)
Cash and cash equivalents	$77	$65	$55	$54	$51
Total current assets	994	973	1,016	1,060	583
Total assets	1,515	1,483	1,589	1,459	960
Total current liabilities	467	437	455	419	251
Total debt(4)	622	601	696	698	569
Shareholder’s equity (5)	416	437	448	347	151

(1)	In accordance with Accounting Standards Codification (“ASC”) Topic 205-20, “Presentation of Financial Statements—Discontinued Operations,” the Commercial Distribution Europe segment, which is also referred to as Quinton Hazell, and the Brake North America and Asia group are accounted for as discontinued operations. The consolidated statements of operations for all periods presented have been adjusted to reflect these operations as discontinued operations. The consolidated statements of cash flows have not been adjusted for any periods presented to reflect these operations as discontinued operations. The consolidated balance sheet for December 31, 2009 has been adjusted to reflect the Commercial Distribution Europe segment, which we sold in February 2010, as a discontinued operation. The consolidated balance sheet for December 31, 2011 has been adjusted to reflect the Brake North America and Asia group as a discontinued operation, which we distributed on November 30, 2012.
(2)	The depreciation and amortization expense excludes the Commercial Distribution Europe segment and the Brake North America and Asia group. The consolidated cash flow statement, which is included in Item 8 of this report, includes the Commercial Distribution Europe segment and the Brake North America and Asia group. The depreciation for discontinued operations, which includes the Commercial Distribution Europe and the Brake North America and Asia group, is disclosed in Note 17. Segment Information, which is included in Item 8 of this report.
(3)	The various balance sheet line items as of December 31, 2008 have not been modified to reflect the discontinued operation of the Commercial Distribution Europe segment. In addition, the various balance sheet line items as of December 31, 2008, 2009 and 2010 have not been modified to reflect the discontinued operation of the Brake North America and Asia group.
(4)	The debt as of December 31, 2011 excludes $20 million of notes payable in our Brake North America and Asia group, which is classified in current liabilities of discontinued operations.
(5)	Effective January 1, 2009, the Company changed the accounting for and reporting of minority interest (now called noncontrolling interest) in our consolidated financial statements as required under ASC Topic 810, “Consolidation.” Upon adoption, applicable prior period amounts have been retrospectively changed to conform. The noncontrolling interest was reclassified to the equity section of the balance sheet.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

We are a global leader in the commercial and light vehicle replacement products and services industry, which also is referred to as the aftermarket. Our extensive aftermarket product offering consists principally of filtration and chassis products. Our filtration products fit medium and heavy duty trucks, light vehicles, equipment in the off-highway market (i.e., construction, mining, forestry and agricultural) and equipment for industrial and marine applications. Our chassis products fit light vehicles, medium and heavy duty trucks, trailers and all terrain vehicles. In addition, we provide aftermarket products and distribution services in South America. We believe that the growth of the global aftermarket, from which we derived approximately 98% of our net sales in 2012, is predominantly driven by the size, age and use of the population of vehicles and equipment in operation. We design, manufacture, distribute and market a broad range of aftermarket products in North America, South America, Europe, Asia and Africa and generate sales in over 70 countries.

The net sales by product grouping for our continuing operations, together with major brands and the concentration of on and off-highway replacement product sales and OEM sales, for the year ended December 31, 2012 are illustrated in the charts below.

We market our continuing products under a variety of well-known brands, including WIX®, Raybestos®, FiltronTM, Nakata®, McQuay-Norris® and ecoLAST® and ACDelco®. Additionally, we provide private label products to large aftermarket distributors, including NAPA® and CARQUEST®. We believe that we have achieved our leading market positions due to the quality and reputation of our brands and products among professional installers, who are the primary decision makers for the purchase of the products we supply to the aftermarket.

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

Our filtration products group has seen significant growth since 2004 as we have successfully entered new markets in Europe and in Central and South America and grown existing market share. We believe we hold the #1 market position in North America for filtration products by net sales for the year ended December 31, 2012, and we also have a strong presence in Eastern Europe, including the #1 market position for filtration products in Poland.

Our South America products group has experienced rapid growth since 2004 in its distribution operations as we have invested to grow this business. Based on management estimates and certain information from third parties, we believe that we hold the #2 market position in Brazilian aftermarket parts distribution by net sales for the year ended December 31, 2012.

Our chassis products group net sales have grown since 2004 and we share a leading position in the supply of chassis products in North America for the year ended December 31, 2012.

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

•

Second quarter of 2011 – During April 2011 we completed the construction of a filtration manufacturing facility in China, in which we have an 85% ownership interest. This facility manufactures products in China and distributes these products in Asia and North America. We began shipping products from this facility during the third quarter of 2011.

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

•	Fourth quarter of 2010 – We purchased substantially all the assets of NAPD, a chassis distributor with strong foreign nameplate product capabilities.

•	Fourth quarter of 2010 – We initiated filter product distribution capabilities in Russia.

•

Third quarter of 2007 - We opened our first filter manufacturing operation in Mexico. During 2008, the manufacturing operation was brought up to its full capabilities. This operation serves markets in both North America and Central America. We are expanding our distribution capabilities at this operation to increase our sales in the Mexican market.

•

Second quarter of 2007 - We opened a new filter manufacturing plant in Ukraine on April 1, 2007 to help meet increased demand for filtration products in Eastern Europe. The plant became fully operational in 2009.

Since our acquisition in 2004, we have executed and completed transformation projects that have positioned us for growth. Continuing operations net sales has continued to increase since 2005 other than in 2012, when net sales were slightly lower than 2011 due to unfavorable currency translation effects of $88 million, as shown by the chart below.

Strategic Focus

With the sale of the Commercial Distribution Europe group in 2010 and the distribution of the Brake North America and Asia group in 2012 to our shareholders, we have positioned ourselves to be a global filtration, chassis and distribution business. With the realignment of our company we will be able to better focus on expanding our global manufacturing and distribution capabilities throughout the world.

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

On November 30, 2012, we distributed our Brake North America and Asia group to the shareholders of Holdings, the Company’s parent company and sole stockholder. The new organization is led by the management team from the Company’s former Brake North America and Asia group, with oversight provided by a separate board of directors.

To effect the transaction, we distributed 100% of the capital stock of BPI, an entity formed for the purpose of completing the transaction and which owns the assets and operations comprising the Company’s former Brake North America and Asia group, to Holdings. Thereafter, Holdings distributed such capital stock to the holders of Holdings common stock and to the holders of Holding’s Preferred Stock, on a pro rata basis as if each of the shares of Preferred Stock outstanding at the time of the distribution had been converted into Holdings common stock in accordance with its terms prior to the distribution. The fair value of the capital stock distributed to the shareholders of Holdings was $63 million. In connection with the distribution, the Company received a $70 million cash dividend from BPI, which BPI funded through $76.5 million in borrowings under a new credit facility that is not guaranteed by, or an obligation of, the Company or any of its subsidiaries.

Reduction of Debt Levels

We have decreased debt levels in 2012 due to the $70 million cash received in the distribution, a decrease in accounts receivable and an increase in accounts payable. Accounts payable increased mainly due to timing and accounts receivable decreased due to increased factoring. The increase in cash provided by operating activities enabled us to redeem $22.5 million aggregate principal amount of our 10.75% Secured Notes due 2016 (the “Secured Notes”) and, in combination with the cash received in the distribution, enabled us to decrease borrowings under the ABL Revolver to nil as of December 31, 2012.

The debt levels, in the above table, as of March 31, 2011, June 30, 2011 and September 30, 2011 includes $44 million, $27 million and $16 million, respectively, of debt in our Brake North America and Asia group.

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

Global Developments. The aftermarket has also experienced increased price competition from manufacturers based in China and other lower labor cost countries. We responded to this challenge by expanding our manufacturing capacity in China, Mexico, Poland and Ukraine. Additionally, we are meeting this challenge through restructuring and outsourcing initiatives, as well as through ongoing cost reduction programs.

Results of Operations

In accordance with ASC Topic 205, “Presentation of Financial Statements,” the Brake North America and Asia group and Commercial Distribution Europe segment qualified as discontinued operations. Previously reported consolidated statements of operations for all periods presented have been adjusted to reflect the discontinued operations. Our South America operation was historically segregated into two segments, with one of the segments being insignificant and is no longer reported separately to our executives. In 2012, we have consolidated our South America operations into one operating segment, which is included in the On and Off-highway reportable segment.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2012

Net sales. Consolidated net sales decreased by $25 million in 2012 in comparison to 2011 due to unfavorable currency translation effects partially offset by increased sales to new and existing customers. The following table summarizes the consolidated net sales results for the years ended December 31, 2011 and December 31, 2012:

(Dollars in millions)	Consolidated Year Ended December 31, 2011	Consolidated Year Ended December 31, 2012	Dollar Change	Percent Change	Currency Effect(1)
Net sales
Filtration products	$801	$831	$30	4%	$(19)
Affinia South America products	469	430	(39)	-8%	(69)
Chassis products	213	194	(19)	-9%	—

On and Off-highway segment	1,483	1,455	(28)	-2%	(88)
Corporate, eliminations and other	(5)	(2)	3	60%	—

Total net sales	$1,478	$1,453	$(25)	-2%	$(88)

(1)	The currency effect was calculated by comparing the local currency net sales for all international locations for both periods, each at the current year exchange rate, to determine the impact of the currency between periods. These currency effects provide a clearer understanding of the operating results of our foreign entities because they exclude the varying effects that changes in foreign currency exchange rates may have on those results.

On and Off-highway segment products sales increased due to the following:

(1)	Filtration products sales increased in 2012 in comparison to 2011 due to increased sales of $15 million in our North American and Asia operations driven by increased volume. Additionally, our sales increased by $34 million in our European and South American operations related to new customers and new business with existing customers. The increased sales were partially offset by unfavorable currency translation effects of $19 million, which mainly related to the Polish Zloty.

(2)	Affinia South America products sales decreased by $39 million in 2012 in comparison to 2011 due to $69 million of negative currency effects. Partially offsetting the decrease were price increases on certain products and new business in our Brazilian and Argentinean distribution companies and our Brazilian shock operations.

(3)	Chassis products sales decreased in 2012 in comparison to 2011 due to increased sales during the first six months of 2011 for new business in our premium chassis line. The new business in 2011 resulted in significant initial orders to fulfill customer requirements compared to 2012 which represented a more normal run rate for the new business.

The following table summarizes the consolidated results for the years ended December 31, 2011 and December 31, 2012:

(Dollars in millions)	Consolidated Year Ended December 31, 2011	Consolidated Year Ended December 31, 2012	Dollar Change	Percent Change
Net sales	$1,478	$1,453	$(25)	-2%
Cost of sales	(1,136)	(1,125)	11	-1%

Gross profit	342	328	(14)	-4%
Gross margin	23%	23%
Selling, general and administrative expenses(1)	(200)	(197)	3	-2%
Selling, general and administrative expenses as a percent of sales	14%	14%

Operating profit (loss)
On and Off-highway segment	169	165	(4)	-2%
Corporate, eliminations and other	(27)	(34)	(7)	-26%

Operating profit	142	131	(11)	-8%
Operating margin	10%	9%
Loss on extinguishment of debt	—	(1)	(1)	NM
Other income, net	4	2	(2)	-50%
Interest expense	(67)	(63)	4	-6%

Income from continuing operations before income tax provision, equity in income, net of tax and noncontrolling interest	79	69	(10)	-13%
Income tax provision	(38)	(48)	(10)	26%
Equity in income, net of tax	—	1	1	NM

Net income from continuing operations, net of tax	41	22	(19)	-46%
Loss from discontinued operations, net of tax(2)	(113)	(124)	(11)	-10%

Net loss	(72)	(102)	(30)	-42%
Less: net income attributable to noncontrolling interest, net of tax	1	1	—	NM

Net loss attributable to the Company	$(73)	$(103)	$(30)	-41%

(1)	We recorded $1 million and $2 million of restructuring costs in selling, general and administrative expenses for 2011 and 2012, respectively.
(2)	We recorded in our discontinued operations $11 million and $19 million of restructuring costs for 2011 and 2012, respectively.
NM	(Not Meaningful)

Gross profit/Gross margin. Gross profit decreased by $14 million and the gross margin remained at 23% in 2012. Gross profit decreased $14 million in 2012 in comparison to 2011 due to unfavorable currency translation effects of $21 million, higher material and manufacturing costs of $9 million and an increase in freight costs of $4 million partially offset by an increase in sales volume of $15 million and a decrease of $5 million in operating costs. The increase in material and manufacturing costs was mainly due to new business that required temporarily sourcing some components of our chassis products from higher cost sources.

Selling, general and administrative expenses. Our selling, general and administrative expenses for 2012 decreased by $3 million from 2011 due to a decrease in advertising and marketing costs and a higher gain realized in the Satisfied settlement in the current year, partially offset by a substantial increase in legal and professional fees related to one-time special projects in 2012. We recognized gains of $2.5 million and $4 million in 2011 and 2012, respectively, related to the Satisfied settlement.

Operating profit/Operating margin. Operating profit decreased by $11 million in 2012 in comparison to 2011 due to a lower gross profit. The operating profit in the On and Off-highway reportable segment decreased by $4 million, which was mainly due to lower gross profit. Corporate, eliminations and other operating loss increased in 2012 in comparison to 2011 by $7 million due to legal and professional fees related to special projects.

Interest expense. Interest expense decreased by $4 million in 2012 in comparison to 2011 due to lower debt levels in 2012.

Income tax provision. The income tax provision was $38 million and $48 million for 2011 and 2012, respectively. The effective tax rate was higher in 2012 in comparison to 2011 due to deemed distributions from certain foreign subsidiaries.

Loss from discontinued operations, net of tax. The loss from discontinued operations, net of tax in 2012 was $124 million and is comprised of $86 million impairment and an operational loss of $5 million. The income tax provision related to discontinued operations was $33 million, which was primarily the result of a reversal of deferred tax assets related to the distribution. In 2011, the loss from discontinued operations, net of tax was $113 million and was comprised of $165 million impairment and an operational loss of $9 million. The income tax benefit related to discontinued operations in 2011 was $61 million, which includes a $57 million tax benefit related to the impairment.

Net loss. The increase in net loss was driven by the loss from discontinued operations, net of tax in 2012 in comparison to 2011.

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2011

Net sales. Consolidated net sales increased by $119 million in 2011 in comparison to 2010 due to increased sales to new and existing customers and favorable currency translation effects. The following table summarizes the consolidated net sales results for the years ended December 31, 2010 and December 31, 2011:

(Dollars in millions)	Consolidated Year Ended December 31, 2010	Consolidated Year Ended December 31, 2011	Dollar Change	Percent Change	Currency Effect(1)
Net sales
Filtration products	$759	$801	$42	6%	$8
Affinia South America products	439	469	30	7%	22
Chassis products	169	213	44	26%	1

On and Off-highway segment	1,367	1,483	116	8%	31
Corporate, eliminations and other	(8)	(5)	3	38%	—

Total net sales	$1,359	$1,478	$119	9%	$31

(1)	The currency effect was calculated by comparing the local currency net sales for all international locations for both periods, each at the current year exchange rate, to determine the impact of the currency between periods. These currency effects provide a clearer understanding of the operating results of our foreign entities because they exclude the varying effects that changes in foreign currency exchange rates may have on those results.

On and Off-highway segment products sales increased due to the following:

(1)	Filtration products sales increased in 2011 in comparison to 2010 due mainly to increased sales of $35 million related to our Polish, Russian and Venezuelan operations, which includes $7 million of favorable currency translation effects.

(2)	Affinia South America products sales increased in 2011 in comparison to 2010 due to favorable currency translation effects and the impact of price increases on certain products. Our Brazilian distribution company accounted for the majority of the increase in sales.

(3)	Chassis products sales increased in 2011 in comparison to 2010 by $44 million. During the fourth quarter of 2010, we began shipping new premium Chassis products, which accounted for a $34 million increase in sales in 2011 compared to 2010. We also benefited from $15 million in additional sales related to NAPD, which we acquired during the fourth quarter of 2010.

The following table summarizes the consolidated results for the years ended December 31, 2010 and December 31, 2011:

(Dollars in millions)	Consolidated Year Ended December 31, 2010	Consolidated Year Ended December 31, 2011	Dollar Change	Percent Change
Net sales	$1,359	$1,478	$119	9%
Cost of sales(1)	(1,043)	(1,136)	(93)	9%

Gross profit	316	342	26	8%
Gross margin	23%	23%
Selling, general and administrative expenses(2)	(193)	(200)	(7)	4%
Selling, general and administrative expenses as a percent of sales	14%	14%

Operating profit (loss)
On and Off-highway segment	161	169	8	5%
Corporate, eliminations and other	(38)	(27)	11	29%

Operating profit	123	142	19	15%
Operating margin	9%	10%
Loss on extinguishment of debt	(1)	—	1	NM
Other income, net	1	4	3	300%
Interest expense	(65)	(67)	(2)	3%

Income from continuing operations before income tax provision, equity in income, net of tax and noncontrolling interest	58	79	21	36%
Income tax provision	(30)	(38)	(8)	27%
Equity in income, net of tax	1	—	(1)	NM

Net income from continuing operations, net of tax	29	41	12	41%
Income (loss) from discontinued operations, net of tax(3)	1	(113)	(114)	NM

Net income (loss)	30	(72)	(102)	NM
Less: net income attributable to noncontrolling interest, net of tax	6	1	(5)	-83%

Net income (loss) attributable to the Company	$24	$(73)	$(97)	NM

(1)	We recorded $2 million of restructuring costs in cost of sales for 2010.
(2)	We recorded $10 million and $1 million of restructuring costs in selling, general and administrative expenses for 2010 and 2011, respectively.
(3)	We recorded in our discontinued operations $12 million and $11 million of restructuring costs for 2010 and 2011, respectively.
NM	(Not Meaningful)

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

Operating profit/Operating margin. Operating profit increased by $19 million and the operating margin increased marginally in 2011 compared to 2010. In 2011 our operating profit in the On and Off-highway segment improved by $8 million due to lower restructuring costs related to Venezuela in 2011. Additionally, the corporate costs were reduced by $11 million in 2011.

Other income, net. Other income, net increased in 2011 in comparison to 2010 due to the gain on a sale of Venezuelan facility in the fourth quarter of 2011.

Interest expense. Interest expense increased by $2 million in 2011 in comparison to 2010 due to higher debt levels in 2011 offset by lower short term rates. The higher debt levels related to higher inventory levels to support increased sales.

Income tax provision. The income tax provision was $30 million and $38 million for 2010 and 2011, respectively. The effective tax rate was similar for both 2010 and 2011.

Income (loss) from discontinued operations, net of tax. As part of our strategic plan, we committed to a plan to sell our Brake North America and Asia group during the fourth quarter of 2011. Brake North America and Asia group incurred a loss of $113 million and was comprised of $165 million impairment and an operational loss of $9 million. The income tax benefit related to discontinued operations in 2011 was $61 million, which includes a $57 million tax benefit related to the impairment. In 2010, Brake North America and Asia group incurred income from operations of $1 million.

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

Results by Geographic Region

Net sales by geographic region were as follows:

	Year Ended December 31,
(Dollars in millions)	2010	2011	2012
Net sales
United States	$669	$728	$724
Foreign	690	750	729

Total net sales	$1,359	$1,478	$1,453

United States sales as a percent of total sales	49%	49%	50%
Foreign sales as a percent of total sales	51%	51%	50%

United States. Net sales remained relatively consistent in 2012 in comparison to 2011. Net sales increased in 2011 in comparison to 2010 mainly due to increased sales in our chassis products. The chassis products sales increase was primarily due to new premium chassis business and additional sales related to NAPD, which we acquired during the fourth quarter of 2010.

Foreign. Net sales decreased in 2012 in comparison to 2011 due to unfavorable currency translation effects, partially offset by increased sales to new customers and new business with existing customers. Net sales increased in 2011 in comparison to 2010 due to improving market conditions, increased sales to new and existing customers and favorable currency translation effects. Our sales increased by $40 million in South America and $18 million in Europe for 2011 in comparison to 2010.

Income from continuing operations before income tax provision, equity in income, net of tax and noncontrolling interest by geographic region was as follows:

	Year Ended December 31,
(Dollars in millions)	2010	2011	2012
Income (loss) from continuing operations before income tax provision, equity in income, net of tax and noncontrolling interest
United States	$(31)	$(17)	$(20)
Foreign	89	96	89

Total income from continuing operations before income tax provision, equity in income, net of tax and noncontrolling interest	$58	$79	$69

United States. Loss from continuing operations before income tax provision, equity in income, net of tax and noncontrolling interest increased in 2012 in comparison to 2011 due to a decrease in gross profit. Loss from continuing operations before income tax provision, equity in income, net of tax and noncontrolling interest decreased in 2011 in comparison to 2010 due to an increase in gross profit.

Foreign. Income from continuing operations before income tax provision, equity in income, net of tax and noncontrolling interest decreased in 2012 in comparison to 2011. The decrease was due to unfavorable currency translation effects, mainly related to the Polish Zloty and Brazilian Real. Foreign sales decreased by 3% in 2012 in comparison to 2011. Income from continuing operations before income tax provision, equity in income, net of tax and noncontrolling interest increased in 2011 in comparison to 2010. The majority of the increase was due to an improvement in gross profit, which was driven by an increase in sales volume and favorable currency translation effects. Foreign sales increased by 9% in 2011 in comparison to 2010.

The foreign income from continuing operations before income tax provision, equity in income, net of tax and noncontrolling interest compared to the United States was higher due to interest expense in domestic operations and higher profitability of some of our foreign operations. The majority of our debt relates to our United States operations and as a consequence almost all of the associated interest expense is allocated to our domestic operations. During 2012, our United States operations had $62 million of interest expense and our foreign operations had $1 million of interest expense and during 2011, our United States operations had $66 million of interest expense and our foreign operations had $1 million in interest expense.

Liquidity and Capital Resources

Our primary source of liquidity is cash flow from operations and available borrowings from our ABL Revolver. Our primary liquidity requirements are significant and are expected to be primarily for debt servicing, working capital, restructuring obligations and capital spending.

We are significantly leveraged as a result of the issuance of our 9% Senior Subordinated Notes due 2014 (the “Subordinated Notes,” and together with the Secured Notes, the “Senior Notes”) in the Acquisition, the issuance of our Secured Notes in a 2009 refinancing and the issuance of additional Subordinated Notes in 2010 (the “Additional Notes”). As of December 31, 2012, we had $569 million in aggregate indebtedness, including $367 million aggregate principal of the Subordinated Notes and $179 million aggregate principal amount of the Senior Notes and $23 million of other debt. As of December 31, 2012, we had an additional $103 million of borrowing capacity available under our ABL Revolver after giving effect to $11 million in outstanding letters of credit, none of which was drawn against, and $2 million for borrowing base reserves. In addition, we had cash and cash equivalents of $54 million and $51 million as of December 31, 2011 and December 31, 2012, respectively.

We spent $27 million and $17 million in capital expenditures, excluding Brake North America and Asia group, during 2011 and 2012, respectively. The decrease to capital expenditures in 2012 in comparison to 2011 is due to the completion of major projects in filtration manufacturing plants in China, Poland and the United States. The cash flow from operations on an annual basis has historically been adequate to meet our liquidity needs. Based on the current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our ABL Revolver, will be adequate to meet our short term and long term liquidity needs.

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

Asset Based Credit Facilities

Overview. On August 13, 2009, Affinia Group Intermediate Holdings Inc., Affinia Group Inc. and certain of its subsidiaries entered into a four-year $315 million ABL Revolver. On November 30, 2010, May 22, 2012 and November 30, 2012, we entered into amendments to the credit agreement governing the ABL Revolver to, among other things, extend the maturity date from August 13, 2013 to May 22, 2017 (subject to early termination under certain limited circumstances). There was nil outstanding on the ABL Revolver at December 31, 2012. The ABL Revolver includes (i) a revolving credit facility of up to $300 million for borrowings solely to the U.S. domestic borrowers (the “U.S. Facility”), including (a) a $40 million sub-limit for letters of credit and (b) a $30 million swingline facility and (ii) a revolving credit facility of up to $15 million for Canadian Dollar denominated revolving loans solely to a Canadian borrower (the “Canadian Facility”). Availability under the ABL Revolver is based upon monthly (or more frequent under certain circumstances) borrowing base valuations of Affinia Group Inc.’s eligible inventory and accounts receivable and is reduced by certain reserves in effect from time to time.

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

In addition, commencing on the day that an event of default occurs or availability under the ABL Revolver is less than the greater of 10.0% of the total borrowing base and $20.0 million, Affinia Group Intermediate Holdings Inc. is required to maintain a fixed charge coverage ratio of at least 1.00x measured for the last 12-month period.

As of December 31, 2012, we were in compliance in all material respects with all covenants and provisions contained in the ABL Revolver.

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

The borrowers will pay certain fees with respect to the ABL Revolver, including (i) an unused commitment fee on the undrawn portion of the credit facility of 0.25% per annum in the event that more than 50% of the commitments (excluding swingline loans) under the credit facility are utilized, 0.375% per annum in the event that more than 25% but less than or equal to 50% of the commitments (excluding swingline loans) under the credit facility are utilized, and 0.50% per annum in the event that less than or equal to 25% of the commitments (excluding swingline loans) under the credit facility are utilized and (ii) customary annual administration fees and fronting fees in respect of letters of credit equal to 0.125% per annum on the stated amount of each letter of credit outstanding during each month. During an event of default, the fee payable under clause (i) will be increased by 2% per annum.

Cash Dominion. If availability under the ABL Revolver is less than the greater of 12.5% of the total borrowing base and $22.5 million, or if there exists an event of default, amounts in Affinia Group Intermediate Holdings Inc.’s deposit accounts and the deposit accounts of the subsidiary guarantors (other than certain excluded accounts) will be transferred daily into a blocked account held by the administrative agent and applied to reduce the outstanding amounts under the ABL Revolver.

Senior Notes

Overview. In November 2004, Affinia Group Inc. issued $300 million aggregate principal amount of the Subordinated Notes, which bear interest at a rate of 9% and mature on November 30, 2014, pursuant to an indenture dated as of November 30, 2004 (the “senior subordinated indenture”). On December 9, 2010, Affinia Group Inc. issued $100 million of Additional Notes. In connection with our refinancing in August 2009, Affinia Group Inc. issued $225 million aggregate principal amount of the Secured Notes (together with the Subordinated Notes, the “Senior Notes”), which bear interest at a rate of 10.75% and mature on August 15, 2016, pursuant to an indenture dated as of August 13, 2009 (the “senior secured indenture” and, together with the senior subordinated indenture, the “senior indentures”). On each of December 31, 2010 and June 25, 2012, Affinia Group Inc. redeemed $22.5 million aggregate principal amount of the Secured Notes pursuant to their terms at a redemption price equal to 103% of the principal amount of such notes being redeemed, plus accrued and unpaid interest to the redemption date. As of December 31, 2012, $367 million principal amount of the Subordinated Notes was outstanding and $179 million principal amount of the Secured Notes was outstanding, net of a $1 million issue discount which is being amortized until the Secured Notes mature.

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

As of December 31, 2012, we were in compliance in all material respects with all covenants and provisions contained in the senior indentures.

Cash Flows

Net cash provided by (used in) operating, investing and financing activities including continuing and discontinued operations is summarized in the tables below for the years ended 2010, 2011 and 2012:

Net Cash Provided by Operating Activities

Net cash provided by operating activities is summarized in the table below for the years ended 2010, 2011 and 2012:

(Dollars in millions)	Year Ended December 31, 2010	Year Ended December 31, 2011	Year Ended December 31, 2012
Summary of significant changes in operating activities:
Net income (loss)	$30	$(72)	$(102)
Change in trade accounts receivable	(14)	14	23
Change in inventories	(77)	8	(22)
Impairment of assets in discontinued operations	—	166	86
Change in other current operating liabilities	39	(47)	38

Subtotal	(22)	69	23
Other changes in operating activities	45	(55)	74

Net cash provided by operating activities	$23	$14	$97

Net income (loss) – Net income decreased in 2011 in comparison to 2010 due to the loss from discontinued operations, net of tax, offset by an increase in sales and gross profit. We recorded a $165 million impairment related to our Brake North America and Asia group in 2011, offset by a tax benefit to the Company of $57 million. Net loss increased in 2012 in comparison to 2011 due to a higher loss from discontinued operations, net of tax. We recorded a $86 million impairment related to our Brake North America and Asia group in 2012 including a tax provision of $33 million.

Change in trade accounts receivable – Our accounts receivable increased in 2010 and decreased in 2011 mainly due to the timing of payments in the United States. Our accounts receivable decreased in 2012 due to timing of payments and due in part to our sale of accounts receivable under factoring programs.

Change in inventories – The change in inventories was a $22 million use of cash in 2012, an $8 million source of cash in 2011 and a $77 million use of cash in 2010. We increased inventory in 2010 until the second quarter of 2011 in anticipation of increased demand. However, due to a decrease in miles driven and other factors we built inventory at a higher pace than actual sales increased. We began focusing on reducing inventory levels during the second half of 2011 which resulted in an $81 million decrease from the second quarter of 2011 until the end of 2011. In 2012, inventory increased to keep up with higher volumes in our Filtration and South America groups. Our chassis product inventory increased because we purchased product and raw materials at a similar rate as 2011 but our volume decreased in 2012.

Change in other current operating liabilities – The change in other current operating liabilities was a $38 million source of cash in 2012, a $47 million use of cash in 2011 and a $39 million source of cash in 2010. The changes over the last three years were primarily due to accounts payable, which was a $25 million source of cash in 2012, a $54 million use of cash in 2011 and a $38 million source of cash in 2010. Accounts payable fluctuates from quarter to quarter due to the timing of payments.

Net cash used in investing activities

Net cash used in investing activities is summarized in the table below for the years ended 2010, 2011 and 2012:

(Dollars in millions)	Year Ended December 31, 2010	Year Ended December 31, 2011	Year Ended December 31, 2012
Investing activities
Proceeds from sales of assets	$1	$9	$4
Investments in companies, net of cash acquired	(51)	(1)	—
Proceeds from sales of affiliates	11	—	—
Change in restricted cash	(3)	5	—
Additions to property, plant and equipment	(52)	(55)	(27)
Other investing activities	(4)	3	—

Net cash used in investing activities	$(98)	$(39)	$(23)

The changes in investing activities are mainly comprised of the following:

Proceeds from sales of assets – The proceeds from sales of assets increased in 2011 to $9 million mainly due to the sale of Venezuelan and Canadian facilities, which were part of our restructuring plans. In 2012, we sold certain assets in our Juarez, Mexico facility.

Investments in companies, net of cash acquired –The NAPD business was acquired for an original payment of $51 million in 2010 and a $1 million payment in 2011 for a working capital settlement.

Proceeds from sale of affiliates – We sold our Commercial Distribution Europe segment for $11 million during 2010.

Additions to property, plant and equipment – The additions to property, plant and equipment, which includes our discontinued operations, increased significantly in 2010 and 2011 due to the expansion in China for new friction and filtration facilities and for the expansion of our Polish and Brazilian operations. The decrease in 2012 in comparison to 2010 and 2011 was due to our completion of the investments made in 2010 and 2011 in filtration manufacturing plants in China, Poland and the United States.

Net cash provided by (used in) financing activities

Net cash provided by (used in) financing activities is summarized in the table below for the years ended 2010, 2011 and 2012:

(Dollars in millions)	Year Ended December 31, 2010	Year Ended December 31, 2011	Year Ended December 31, 2012
Financing activities
Net increase (decrease) in other short-term debt	$13	$(6)	$(4)
Payments of other debt	—	(10)	(2)
Proceeds from other debt	2	20	—
Net proceeds from (payments of) ABL Revolver	—	20	(110)
Repayment on Secured Notes	(23)	—	(23)
Capital contribution	3	2	—
Proceeds from BPI’s new credit facility	—	—	76
Cash related to the deconsolidation of BPI	—	—	(11)
Payment of deferred financing costs	(5)	—	(1)
Proceeds from Subordinated Notes	100	—	—
Purchase of noncontrolling interest	(24)	—	(3)

Net cash provided by (used in) financing activities	$66	$26	$(78)

The changes in financing activities are mainly comprised of the following:

Net increase (decrease) in other short-term debt — During 2011, our Chinese operation was able to decrease its short term debt due to a reduction in purchases of inventory.

Proceeds from other debt — The change in 2011 was due to our Polish subsidiary increasing its debt by $20 million.

Net proceeds from (payments of) ABL Revolver — We had $20 million of additional borrowings outstanding at the end of 2011 on our ABL Revolver compared to 2010. The additional borrowings in 2011 were needed to fund the additional operational needs related to increased levels of capital spending and higher levels of working capital. In 2012, we were able to reduce the ABL Revolver due to the cash provided by operating activities and the $70 million we received prior to the distribution of BPI to Holdings’ shareholders.

Repayment on Secured Notes — On December 9, 2010, Affinia Group Inc. completed an offering of the Additional Notes. The issuance of the Additional Notes and the amendment of the ABL Revolver in 2010 resulted in payment of deferred financing costs of $5 million. Affinia Group Inc. utilized the ABL Revolver to finance its purchase of the NAPD business and the remaining 50% interest in Affinia India Private Limited but subsequently Affinia Group Inc. used the proceeds of the Additional Notes offering to repay the ABL Revolver borrowings that it incurred to finance these acquisitions. The proceeds of the Additional Notes offering were also used to redeem $22.5 million in aggregate principal amount of Secured Notes on December 31, 2010. We also redeemed $22.5 million of our Secured Notes using cash provided by operating activities in June 2012.

Capital contributions — The $3 million and $2 million source of cash in 2010 and 2011, respectively, related to contributions from Mr. Zhang Haibo, who owns 15% of Affinia Hong Kong Limited. The 2010 contribution was used to facilitate the purchase of land for a new filtration company in China with the intention to manufacture products in China and distribute filtration products principally in Asia. The 2011 contributions were to provide additional funding for the new filtration company in China and to facilitate the establishment of a new friction company in China with the intention of manufacturing friction products and distributing these products in Asia and North America.

Proceeds from BPI’s new credit facility and Cash related to the deconsolidation of BPI — In connection with the distribution of our Brake North America and Asia group to Holdings’ shareholders, the Company received a $70 million dividend from BPI, which BPI funded through borrowings of $76 million under a new credit facility that is not guaranteed by, or an obligation of, the Company or any of its subsidiaries. BPI had $11 million of cash on the date of the distribution that was not retained by us.

Purchase of noncontrolling interest — During the fourth quarter of 2010, we acquired the remaining 50% ownership interest in Affinia India Private Limited, our India joint venture, for $24 million in cash, increasing our ownership interest from 50% to 100%. The $24 million reduced our noncontrolling interest balance in 2010. During the third quarter of 2012, we purchased the remaining 15% ownership interest in Longkou Wix Filtration Co. Ltd for $3 million.

Contractual Obligations and Commitments

Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under debt obligations at maturity, under operating lease agreements, and under purchase commitments for property, plant, and equipment. The following table summarizes our fixed cash obligations over various future periods as of December 31, 2012:

	Payments Due By Period
Contractual Cash Obligations*	Total	Less than 1 year	1 – 3 Years	4 – 5 years	After 5 Years
	(Dollars in Millions)
Debt obligations**	$570	$23	$367	$180	$—
Interest on debt obligations	140	54	72	14	—
Operating leases	37	8	13	9	7
Purchase commitments for property, plant, and equipment	2	2	—	—	—

Total contractual obligations	$749	$87	$452	$203	$7

*	Excludes the $2 million reserve for income taxes under ASC Topic 740, “Income Taxes,” as we are unable to reasonably predict the ultimate timing of settlement of our reserves for income taxes.
**	Excludes $1 million discount on the Secured Notes.

Commitments and Contingencies

We are party to various pending judicial and administrative proceedings arising in the ordinary course of business. These include, among others, proceedings based on product liability claims and alleged violations of environmental laws.

On January 28, 2013, Walker Morris, counsel for Neovia Logistics Services (U.K.) Limited (“Neovia”) (formerly known as Caterpillar Logistics Services (U.K.) Limited) notified us that Quinton Hazell Automotive Limited (“QHAL”) intended to appoint administrators (comparable to a bankruptcy filing in the United States) and that Neovia may pursue a claim against us for liabilities arising out of a Logistics Services Agreement dated May 5, 2006 among Neovia, QHAL and Affinia Group Inc. (the “LSA”). In connection with our prior sale of QHAL and its related companies to Klarius Group Ltd. (“KGL”), Affinia Group Inc. assigned the LSA to KGL, KGL agreed to indemnify Affinia Group Inc. against any liability under the LSA and the other companies in the QHAL group agreed to provide a guarantee to Affinia Group Inc. against these liabilities. KGL and QHAL have both appointed administrators. By letter dated February 15, 2013, Neovia, through its counsel Walker Morris, notified us that Neovia is asserting a claim against Affinia Group Inc. for liabilities arising under the LSA, including asserted unpaid invoices totaling 5.7 million pounds. The matter is in its early stages with no lawsuit having been filed or dispute resolution process commenced. We intend to vigorously defend this matter.

We have various accruals for contingent liability costs associated with pending judicial and administrative proceedings (excluding environmental liabilities described below). We had $4 million and $1 million accrued at December 31, 2011 and 2012, respectively. There are no recoveries expected from third parties. If there is a range of equally probable outcomes, we accrue the lower end of the range.

The fair value of an ARO is required to be recognized in the period in which it is incurred if it can be reasonably estimated, with the offsetting associated asset retirement costs capitalized as part of the carrying amount of the long-lived asset. The ARO is subsequently allocated to expense using a systematic and rational method over its useful life. Changes in the ARO liability resulting from the passage of time are recognized as an increase in the carrying amount of the liability and an accretion to expense. Changes resulting from revisions to the timing or amount of the original estimate of cash flows are recognized as an increase or a decrease in both the asset and liability. Our ARO liability recorded at December 31, 2011 and December 31, 2012 was $2 million and $1 million, respectively, and the accretion for 2011 and 2012 was less than $1 million.

Critical Accounting Estimates

The critical accounting estimates that affect our financial statements and that use judgments and assumptions are listed below. These estimates are subject to a range of amounts because of inherent imprecision that may result from applying judgment to the estimation process. The expenses and accrued liabilities or allowances related to certain of these policies are initially based on our best estimate at the time of original entry in our accounting records. Adjustments are recorded when actual results differ from the expected forecasts underlying the estimates. These adjustments could be material if our results were to change significantly in a short period of time. We make frequent comparisons of actual results and expected forecasts in order to mitigate the likelihood of material adjustments. The Company determined that the net carrying value of the Brake North America and Asia group may not be recoverable through the sales process. As a result, an impairment charge of $86 million was recorded within discontinued operations in 2012 to reduce the carrying value of the business to expected realizable value. The impairment was determined by comparing the carrying value of the Brake North America and Asia group to its fair value less costs to sell.

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

Restructuring. The company defines restructuring charges to include costs related to business operation consolidation and exit and disposal activities. Establishing a reserve requires the estimate and judgment of management with respect to employee termination benefits, environmental costs and other exit costs. We had a $2 million and $1 million reserve recorded as of December 31, 2011 and 2012, respectively, which excludes $1 million for our Brake North America and Asia group as of December 31, 2011.

Recent Accounting Pronouncements

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

Our foreign currency exchange rate risk management efforts primarily focus upon operationally managing the net amount of non-functional currency denominated monetary assets and liabilities. In addition, we routinely execute short-term currency exchange rate forward contracts intended to mitigate the earnings impact related to the re-measurement process. At December 31, 2012, we had currency exchange rate derivatives with an aggregate notional value of $69 million and fair values of less than $1 million in assets and liabilities.

Interest rate risk

We are exposed to the risk of rising interest rates to the extent that we fund operations with short-term or variable-rate borrowings. At December 31, 2012, the Company’s $569 million of aggregate debt outstanding consisted of $23 million of floating-rate debt and $546 million of fixed-rate debt.

Pursuant to our written interest rate risk management policy we actively monitor and manage our fixed versus floating rate debt composition within a specified range. At year-end, fixed rate debt comprised approximately 96% of our total debt. Based on the amount of floating-rate debt outstanding at December 31, 2012 a 1% rise in interest rates would result in less than $1 million in incremental interest expense.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of

Affinia Group Intermediate Holdings Inc.

Ann Arbor, Michigan

We have audited the accompanying consolidated balance sheets of Affinia Group Intermediate Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Affinia Group Intermediate Holdings Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan

March 18, 2013

Affinia Group Intermediate Holdings Inc.

Consolidated Statements of Operations

(Dollars in millions)	Year Ended December 31, 2010	Year Ended December 31, 2011	Year Ended December 31, 2012
Net sales	$1,359	$1,478	$1,453
Cost of sales	(1,043)	(1,136)	(1,125)

Gross profit	316	342	328
Selling, general and administrative expenses	(193)	(200)	(197)

Operating profit	123	142	131
Loss on extinguishment of debt	(1)	—	(1)
Other income, net	1	4	2
Interest expense	(65)	(67)	(63)

Income from continuing operations before income tax provision, equity in income, net of tax and noncontrolling interest	58	79	69
Income tax provision	(30)	(38)	(48)
Equity in income, net of tax	1	—	1

Net income from continuing operations	29	41	22
Income (loss) from discontinued operations, net of tax	1	(113)	(124)

Net income (loss)	30	(72)	(102)
Less: net income attributable to noncontrolling interest, net of tax	6	1	1

Net income (loss) attributable to the Company	$24	$(73)	$(103)

The accompanying notes are an integral part of the consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in millions)	Year Ended December 31, 2010	Year Ended December 31, 2011	Year Ended December 31, 2012
Net income (loss)	$30	$(72)	$(102)
Other comprehensive income (loss), net of tax:
Pension liability adjustment	—	(1)	—
Loss on settlement of pension obligations	3	—	—
Change in foreign currency translation adjustments	(2)	(32)	(15)

Total other comprehensive income (loss)	1	(33)	(15)

Total comprehensive income (loss)	31	(105)	(117)
Less: comprehensive income attributable to noncontrolling interest, net of tax	6	1	1

Comprehensive income (loss) attributable to the Company	$25	$(106)	$(118)

The accompanying notes are an integral part of the consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Consolidated Balance Sheets

(Dollars in millions)	December 31, 2011	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$54	$51
Trade accounts receivable, less allowances of $1 million for 2011 and $3 million for 2012	211	163
Inventories, net	276	304
Current deferred taxes	60	13
Prepaid taxes	21	30
Other current assets	22	22
Current assets of discontinued operations	416	—

Total current assets	1,060	583
Property, plant, and equipment, net	118	119
Goodwill	28	24
Other intangible assets, net	94	88
Deferred financing costs	18	15
Deferred income taxes	109	106
Investments and other assets	32	25

Total assets	$1,459	$960

Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$126	$143
Notes payable	20	23
Other accrued expenses	80	68
Accrued payroll and employee benefits	10	17
Current liabilities of discontinued operations	183	—

Total current liabilities	419	251
Long-term debt	678	546
Deferred employee benefits and other noncurrent liabilities	15	12

Total liabilities	1,112	809

Contingencies and commitments
Shareholder’s equity:
Common stock, $.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	458	455
Accumulated deficit	(130)	(296)
Accumulated other comprehensive income (loss)	6	(9)

Total shareholder’s equity of the Company	334	150
Noncontrolling interest in consolidated subsidiaries	13	1

Total shareholder’s equity	347	151

Total liabilities and shareholder’s equity	$1,459	$960

The accompanying notes are an integral part of the consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Consolidated Statements of Shareholder’s Equity

(Dollars in millions)	Common stock	Additional paid-in capital	Accumulated deficit	Pension adjustments	Foreign currency translation adjustment	Total shareholder’s equity of the company	Noncontrolling Interest	Total equity
Balance at January 1, 2010	$—	$434	$(81)	$(4)	$42	$391	$46	$437
Stock-based compensation	—	1	—	—	—	1	—	1
Capital contribution	—	3	—	—	—	3	—	3
Noncontrolling interest decrease due to acquisition of additional ownership	—	16	—	—	—	16	(40)	(24)
Net income	—	—	24	—	—	24	6	30
Loss on settlement pension obligations	—	—	—	3	—	3	—	3
Currency translation – net of tax of less than $1	—	—	—	—	(2)	(2)	—	(2)

Balance at December 31, 2010	$—	$454	$(57)	$(1)	$40	$436	$12	$448

Stock-based compensation	—	2	—	—	—	2	—	2
Capital contribution	—	2	—	—	—	2	—	2
Net income (loss)	—	—	(73)	—	—	(73)	1	(72)
Pension liability adjustment	—	—	—	(1)	—	(1)	—	(1)
Currency translation – net of tax of less than $2	—	—	—	—	(32)	(32)	—	(32)

Balance at December 31, 2011	$—	$458	$(130)	$(2)	$8	$334	$13	$347

Stock-based compensation	—	1	—	—	—	1	—	1
Noncontrolling interest decrease due to acquisition of additional ownership	—	(4)	—	—	—	(4)	—	(4)
Noncontrolling interest decrease due to distribution of BPI	—	—	—	—	—	—	(13)	(13)
Distribution of BPI	—	—	(63)	—	—	(63)	—	(63)
Net income (loss)	—	—	(103)	—	—	(103)	1	(102)
Pension liability adjustment	—	—	—	—	—	—	—	—
Currency translation – net of tax of $2	—	—	—	—	(15)	(15)	—	(15)

Balance at December 31, 2012	$—	$455	$(296)	$(2)	$(7)	$150	$1	$151

The accompanying notes are an integral part of the consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Consolidated Statements of Cash Flows

(Dollars in millions)	Year Ended December 31, 2010	Year Ended December 31, 2011	Year Ended December 31, 2012
Operating activities
Net income (loss)	$30	$(72)	$(102)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	37	39	24
Impairment of assets in discontinued operations	—	166	86
Stock-based compensation	1	2	—
Loss on extinguishment of debt	1	—	1
Write-off of unamortized deferred financing costs	1	—	—
Provision for deferred income taxes	(16)	(32)	—
Change in trade accounts receivable	(14)	14	23
Change in inventories	(77)	8	(22)
Change in other current operating assets	12	(58)	39
Change in other current operating liabilities	39	(47)	38
Change in other	9	(6)	10

Net cash provided by operating activities	23	14	97
Investing activities
Proceeds from sales of assets	1	9	4
Investments in companies, net of cash acquired	(51)	(1)	—
Proceeds from sale of affiliates	11	—	—
Change in restricted cash	(3)	5	—
Additions to property, plant, and equipment	(52)	(55)	(27)
Other investing activities	(4)	3	—

Net cash used in investing activities	(98)	(39)	(23)
Financing activities
Net increase (decrease) in other short-term debt	13	(6)	(4)
Payments of other debt	—	(10)	(2)
Proceeds from other debt	2	20	—
Net proceeds from (payments of) ABL Revolver	—	20	(110)
Repayment on Secured Notes	(23)	—	(23)
Capital contribution	3	2	—
Proceeds from BPI’s new credit facility	—	—	76
Cash related to the deconsolidation of BPI	—	—	(11)
Payment of deferred financing costs	(5)	—	(1)
Proceeds from Subordinated Notes	100	—	—
Purchase of noncontrolling interest	(24)	—	(3)

Net cash provided by (used in) financing activities	66	26	(78)
Effect of exchange rates on cash	(1)	(2)	1
Decrease in cash and cash equivalents	(10)	(1)	(3)
Cash and cash equivalents at beginning of the period	65	55	54

Cash and cash equivalents at end of the period	$55	$54	$51

Supplemental cash flows information
Cash paid during the period for:
Interest	$60	$63	$59
Income taxes	$30	$27	$21
Noncash investing and financing activities:
Additions to property, plant and equipment included in accounts payable	$—	$2	$1

The accompanying notes are an integral part of the consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Notes to Consolidated Financial Statements

Note 1. Organization and Description of Business

Affinia Group Intermediate Holdings Inc. is a global leader in the light and commercial vehicle replacement products and services industry. We derive approximately 98% of our sales from this industry. Our broad range of filtration, chassis and other products are sold in North America, Europe, South America and Asia. Our brands include WIX®, Raybestos®, FiltronTM, Nakata®, McQuay-Norris® and ecoLAST®. Additionally, we provide private label products for NAPA®, CARQUEST® and ACDelco®. Affinia Group Inc. is wholly-owned by Affinia Group Intermediate Holdings Inc., which, in turn, is wholly-owned by Affinia Group Holdings Inc. (“Holdings”), a company controlled by affiliates of The Cypress Group L.L.C (“Cypress”).

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

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

In accordance with ASC Topic 810, “Consolidation,” the consolidated financial statements include the accounts of Affinia and its wholly and majority owned subsidiaries and variable interest entities (“VIE”) for which Affinia (or one of its subsidiaries) is the primary beneficiary. All intercompany transactions have been eliminated. Equity investments in which we exercise significant influence but do not control are accounted for using the equity method. Investments in which we are not able to exercise significant influence over the investee are accounted for under the cost method.

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

The Company’s net sales to its two largest customers as a percentage of total net sales from continuing operations for the year ended December 31, 2012, were 26%, and 7%; for the year ended December 31, 2011, were 26% and 8%; and for the year ended December 31, 2010, were 27% and 6%. Net sales represent the amounts invoiced to customers after adjustments related to rebates, returns and discounts. The Company provides reserves for rebates, returns and discounts at the time of sale which are subsequently applied to the account of specific customers based upon actual activity including the attainment of targeted volumes. The Company’s two largest customers’ accounts receivable as of December 31, 2012 represented approximately 23% and 5% of the total accounts receivable. The Company’s two largest customers’ accounts receivable, which includes continuing and discontinued operations, as of December 31, 2011 represented approximately 32% and 9% of the total accounts receivable.

Foreign Currency Translation

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to Other Comprehensive Income.

Included in net income (loss) are the gains and losses arising from foreign currency transactions. The impact on income from continuing operations before income tax provision, equity in income and noncontrolling interest of foreign currency transactions including the results of our foreign currency hedging activities amounted to a loss of $2 million, loss of $1 million and gain of $2 million in 2010, 2011 and 2012, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less.

Restricted Cash

Restricted cash relates to deposits requested by banks for notes payables issued to our Chinese brake suppliers in relation to its purchases.

Accounts receivable

We record trade accounts receivable when revenue is recorded in accordance with our revenue recognition policy and relieve accounts receivable when payments are received from customers. Generally, we do not require collateral for our accounts receivable.

Allowance for doubtful accounts

The allowance for doubtful accounts is established through charges to the provision for bad debts. We evaluate the adequacy of the allowance for doubtful accounts on a periodic basis. The evaluation includes historical trends in collections and write-offs, management’s judgment of the probability of collecting accounts, and management’s evaluation of business risk. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. The allowance for doubtful accounts was $1 million and $3 million at December 31, 2011 and 2012, respectively.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined on the FIFO basis for all domestic inventories or average cost basis for non-U.S. inventories.

Goodwill

Goodwill is not amortized, but instead the Company evaluates goodwill for impairment, as of December 31 of each year, unless conditions arise that would require a more frequent evaluation. In assessing the recoverability of goodwill, we perform a qualitative or quantitative assessment to test for impairment annually. If we determine, on the basis of qualitative factors, that a quantitative impairment test is required estimated future cash flows and other factors are made to determine the fair value of the respective reporting unit. If these estimates or related projections change in the future, we may be required to record impairment charges for goodwill at that time.

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

The Company accounts for uncertain tax positions in accordance with ASC Topic 740, “Income Taxes.” Accordingly, the Company reports liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Financial Instruments

The reported fair values of financial instruments, consisting of cash and cash equivalents, trade accounts receivable and long-term debt, are based on a variety of factors. Where available, fair values represent quoted market prices for identical or comparable instruments. Where quoted market prices are not available, fair values are estimated based on assumptions concerning the implied market volatilities, amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of credit and market risk. Fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future. As of December 31, 2011 and 2012, the book value of some of our financial instruments, consisting of cash and cash equivalents and trade accounts receivable, approximated their fair values. The fair value of long-term debt is disclosed in “Note 8. Debt.”

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

Pension Plans

The Company maintains six defined benefit pension plans associated with its Canadian operations. The annual net periodic pension costs are determined on an actuarial basis. During the last two years we have purchased annuities for almost all of the participants of the pension plans as we are in the process of winding down the plans. The remaining assets and liabilities related to the plan have been reduced to immaterial amounts.

Advertising Costs

Advertising expenses included in continuing operations were $19 million, $26 million and $22 million for the years 2010, 2011, and 2012, respectively. The advertising expenses included in discontinued operations, were $8 million, $7 million and $5 million for the years 2010, 2011, and 2012, respectively. Advertising costs are recognized as selling expenses at the time advertising is incurred.

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

Research and Development Costs

Research and development expenses included in continuing operations are charged to operations as incurred. The Company incurred less than $1 million for the year ended 2010 and $1 million for the years ended 2011 and 2012.

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

In 2011 and 2012, the Company’s derivative instrument usage was limited to standard currency forward contracts intended to offset the earnings impact related to the periodic revaluation of specific non-functional currency denominated monetary working capital accounts and intercompany financing arrangements.

The Company does not seek hedge accounting treatment for its currency forward contacts because the earnings impact from both the underlying exposures and the hedge transactions are recognized in each accounting period.

Stock-Based Compensation

We account for the employee stock options under the fair value method of accounting using a Black-Scholes model to measure stock-based compensation expense at the date of grant. The compensation expense for the year was less than $1 million in 2010 and nil in each of 2011 and 2012.

On July 20, 2005, Affinia Group Holdings Inc. adopted the 2005 Stock Plan. The 2005 Stock Plan was amended on August 25, 2010 and on December 2, 2010 to increase the maximum shares of common stock that may be subject to awards. The 2005 Stock Plan permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock and other stock-based awards to employees, directors or consultants of the Company and its affiliates. A maximum of 350,000 shares of common stock may be subject to awards under the 2005 Stock Plan. The number of shares issued or reserved pursuant to the 2005 Stock Plan (or pursuant to outstanding awards) is subject to adjustment on account of mergers, consolidations, reorganizations, stock splits, stock dividends and other dilutive changes in the common stock. Shares of common stock covered by awards that terminate or lapse and shares delivered by a participant or withheld to pay the minimum statutory withholding rate, in each case, will again be available for grant under the 2005 Stock Plan. Refer to “Note 10. Stock Incentive Plan” for further information on and discussion of our stock options.

On August 25, 2010 and December 23, 2011, Affinia Group Holdings Inc. commenced an offer to certain eligible holders of stock options to exchange their existing options to purchase shares of Affinia Group Holdings Inc. common stock for restricted stock unit awards (“RSUs”). The RSUs granted in connection with the option exchange are governed by the 2005 Stock Plan and a new Restricted Stock Unit Agreement. The RSUs are subject to performance-based and market-based vesting restrictions, which differ from the performance and time-based vesting restrictions applicable to the exchanged stock options. We will estimate the fair value of restricted stock unit awards using the value of Affinia Group Holdings Inc.’s common stock on the date of grant, reduced by the present value of Affinia Group Holdings Inc.’s common stock prior to vesting. The fair value of the RSUs will be expensed either pro rata over the requisite service term or in full if the requisite service period has passed when the RSUs vest in accordance with the performance conditions listed above. Stock-based compensation expense, which would be recorded in selling, general and administrative expenses, and tax related income tax benefits was not recorded for 2010, 2011 or 2012 as the performance condition had not been met.

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

Note 3. Discontinued Operation - Brake

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

On November 30, 2012, we distributed our Brake North America and Asia group to the shareholders of Holdings, the Company’s parent company and sole stockholder. The new organization is led by the management team from the Company’s former Brake North America and Asia group, with oversight provided by a separate board of directors. The shareholders remain committed to sell the Brake North America and Asia group and continued to actively market the group for sale after the distribution.

To effect the transaction, we distributed 100% of the capital stock of BPI Holdings International, Inc. (“BPI”), an entity formed for the purpose of completing the transaction and which owns the assets and operations comprising the Company’s former Brake North America and Asia group, to Holdings. Thereafter, Holdings distributed such capital stock to the holders of Holdings common stock and to the holders of Holding’s 9.5% Class A Convertible Participating Preferred Stock, par value $0.01 per share (“Preferred Stock”), on a pro rata basis as if each of the shares of Preferred Stock outstanding at the time of the distribution had been converted into Holdings common stock in accordance with its terms prior to the distribution. The fair value of the capital stock distributed to the shareholders of Holdings was $63 million. In addition, noncontrolling interest decreased by $13 million due to the distribution of BPI.

In connection with the distribution, the Company received a $70 million cash dividend from BPI, which BPI funded through $76.5 million in borrowings under a new credit facility that is not guaranteed by, or an obligation of, the Company or any of its subsidiaries. BPI held $11 million in cash that was included in the distribution on November 30, 2012.

Affinia and BPI entered into a transition services agreement (“TSA”) effective with the distribution on November 30, 2012. The TSA provides for certain administrative and other services and support to be provided by us to BPI and to be provided by BPI to us. Most of the transition services will expire during 2013 and we anticipate that we will begin distributing our chassis products during 2014. The TSAs and the distribution services were established as arm length transactions and are intended for the contracting parties to recover costs of the services. On the date of the distribution, we no longer had any influence over BPI. We evaluated all potential variable interests between Affinia and BPI and determined that we are not the primary beneficiary of BPI. Consequently, we deconsolidated BPI on the date of the distribution.

The table below summarizes the Brake North America and Asia group’s net sales, loss before income tax provision, income tax provision, income (loss) from discontinued operations, net of tax, net income attributable to noncontrolling interest, net of tax and loss attributable to the discontinued operations.

(Dollars in millions)	2010	2011	2012
Net sales	$632	$637	$582
Loss before income tax benefit (provision)	(2)	(174)	(91)
Income tax benefit (provision)	3	61	(33)

Income (loss) from discontinued operations, net of tax	1	(113)	(124)
Less: net income attributable to noncontrolling interest, net of tax	6	1	1

Loss attributable to the discontinued operations	$(5)	$(114)	$(125)

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

The fair value of the capital stock of BPI exceeded the carrying value of the disposal group, which resulted in an additional impairment of $86 million in 2012. The loss on discontinued operations before income tax provision for 2012 is $91 million and is comprised of the $86 million impairment and an operational loss of $5 million. The income tax provision related to discontinued operations was $33 million.

The assets and liabilities of BPI have been deconsolidated as of December 31, 2012. The following table shows an analysis of assets and liabilities held for sale as of December 31, 2011:

(Dollars in millions)	December 31, 2011
Restricted cash	$7
Accounts receivable	75
Inventory	221
Current deferred taxes	4
Prepaid taxes	51
Other current assets	7
Property, plant and equipment	122
Goodwill	25
Other intangible assets	53
Deferred income taxes	7
Other assets	9
Impairment of assets	(165)

Total assets of discontinued operations	$416

Accounts payable	$59
Notes payable	20
Other accrued expenses	82
Accrued payroll and employee benefits	14
Deferred employee benefits and other noncurrent liabilities	8

Total liabilities of discontinued operations	$183

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

(Dollars in millions)	At December 31, 2011(1)	At December 31, 2012
Raw materials	$68	$77
Work-in-process	19	19
Finished goods	189	208

	$276	$304

(1)	The inventory as of December 31, 2011 excludes $221 million of inventory in our Brake North America and Asia group, which is classified in current assets of discontinued operations.

Note 5. Goodwill

Goodwill as of December 31, 2012 was $24 million and consisted of the following: $22 million for the acquisition of NAPD and $2 million for a minor acquisition in 2008.

In accordance with ASC Topic 805-740, the tax benefit for the excess of tax-deductible goodwill over the reported amount of goodwill is applied to first reduce the goodwill related to the initial acquisition in 2004. The tax benefit for the excess of tax deductible goodwill reduced reported goodwill by $4 million during 2012. The reported amount of goodwill for the 2004 acquisition was reduced to zero, and the remaining tax benefit will reduce the basis of intangible assets purchased in the 2004 acquisition. Any remaining tax benefit reduces the income tax provision.

The following table summarizes our goodwill activity, which is related to the Brake North America and Asia group and On and Off-highway reportable segment, during 2011 and 2012:

(Dollars in millions)
Balance at December 31, 2010	$59
Tax benefit reductions	(8)
Discontinued operations – Brake North America and Asia group(1)	(25)
Currency and other adjustments	2

Balance at December 31, 2011(1)	$28
Tax benefit reductions	(4)

Balance at December 31, 2012	$24

(1)	The goodwill as of December 31, 2011 excludes $25 million of goodwill in our Brake North America and Asia group, which is classified in discontinued operations.

Note 6. Other Intangible Assets

As of December 31, 2011 and 2012, the Company’s other intangible assets primarily consisted of trade names, customer relationships, and developed technology. The Company recorded approximately $8 million, $9 million and $6 million of intangible asset amortization in 2010, 2011 and 2012, respectively, which includes $4 million for 2010 and 2011 related to our discontinued operations. The discontinued operations ceased amortization in 2012 because it was classified in assets held for sale. We anticipate amortization of $5 million for 2013 through 2015 and $4 million in 2016 and 2017 on a continuing basis. Amortization expense is calculated on a straight line basis over 5 to 20 years. We determine on a periodic basis whether the lives and the method for amortization are accurate.

Trade names are tested for impairment annually as of December 31 of each year by comparing their fair value to their carrying values. The fair value for each trade name was established based upon a royalty savings approach. We determined that there were impairments of other intangible assets of nil in 2010 and less than $1 million in 2011 and 2012. A rollforward of the other intangibles and trade names for 2011 and 2012 is shown below:

(Dollars in millions)	December 31, 2010	Amortization	Impairment	Other(1)	December31, 2011(1)	Amortization	Impairment	December 31, 2012
Trade names	$48	$—	$—	$(12)	$36	$—	$—	$36
Customer relationships	92	(7)	—	(38)	47	(4)	—	43
Developed technology/Other	16	(2)	—	(3)	11	(2)	—	9

Total	$156	$(9)	$—	$(53)	$94	$(6)	$—	$88

(1)	The intangible assets as of December 31, 2011 exclude $53 million of intangible assets in our Brake North America and Asia group, which is classified in current assets of discontinued operations.

Accumulated amortization for the intangibles was $33 million and $39 million as of December 31, 2011 and 2012, respectively. The weighted average amortization period by class of intangible was the following: 20 years for customer relationships and 13 years for developed technology and other intangibles.

Note 7. Derivatives

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

All derivative instruments are recognized on our balance sheet at fair value. The fair value measurements of our currency forward contracts are based upon Level 2 inputs consisting of observable market data pertaining to relevant currency exchange rates, as reported by a recognized independent third-party financial information provider. Based upon the Company’s periodic assessment of our own creditworthiness, and of the creditworthiness of the counterparties to our derivative instruments, fair value measurements are not adjusted for nonperformance risk.

Currency Forward Contract Derivatives

Our currency forward contracts are valued using then-current spot and forward market data as provided by external financial institutions. We enter into short-term currency forward contracts with banking institutions of only the highest tiered credit ratings and thus the counterparty credit risk associated with these contracts is not considered significant.

Our currency forward contracts are not designated as hedges of specific monetary asset balances subject to currency risks. Changes in the fair value of these currency forward contracts are recognized in income each accounting period. At December 31, 2012, the aggregate notional amount of our currency forward contracts was $69 million having a fair market value of less than $1 million in assets and liabilities.

The Company’s outstanding currency forward contracts are recorded in the Consolidated Balance Sheets as “Other current assets” or “Other accrued expenses,” accordingly. Currency forward contract gains and losses are recognized in “Other income, net” in the Consolidated Statements of Operations in the reporting period of occurrence. The Company has not recorded currency forward contract gains (losses) to other comprehensive income (loss) nor has it reclassified prior period currency derivative results from other comprehensive income (loss) to earning during the last twelve months. The Company does not anticipate that it will record any currency forward contract gains or losses to other comprehensive income (loss) or that it will reclassify prior period currency forward contract results from other comprehensive income (loss) to earnings in the next twelve months.

The notional amount and fair value of our outstanding currency forward contracts were as follows:

(Dollars in millions)	Notional Amount	Asset Derivative	Liability Derivative
As of December 31, 2012	$69	$—	$—
As of December 31, 2011	$62	$1	$—

Currency forward contract gains and losses are recognized in “Other income, net” in the Consolidated Statements of Operations in the reporting period of occurrence. The short-term currency exchange rate forward contracts are intended to offset the currency exchange gain (loss) related to the re-measurement process. The currency forward contract gains and losses are as follows:

(Dollars in millions)	Year Ended December 31, 2010	Year Ended December 31, 2011	Year Ended December 31, 2012
Gain (loss) on derivative instruments	$(7)	$1	$2

Note 8. Debt

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

On December 31, 2010, we redeemed $22.5 million aggregate principal amount of our Secured Notes, pursuant to their terms at a redemption price equal to 103% of the principal amount of such notes being redeemed, plus accrued and unpaid interest to the redemption date.

On December 9, 2010, we completed an offering of an additional $100 million of our 9% Senior Subordinated Notes due 2014, (the “Subordinated Notes”), thereby increasing the outstanding aggregate principle amount to $367 million. The Company used the proceeds from the offering of the Additional Notes to finance its $24 million acquisition of the remaining 50% interest of Affinia India Private Limited and to finance our $52 million acquisition of the NAPD business on December 16, 2010.

On May 22, 2012 and November 30, 2012, Affinia Group Inc. entered into the Omnibus Fourth and Fifth Amendment to ABL Credit Agreement and Other Credit Documents (the “ABL Amendment”) among the Company, Affinia Group Inc., certain of the Company’s U.S. subsidiaries, certain of the Company’s Canadian subsidiaries, the lenders party thereto, Bank of America, N.A., as the administrative agent, and the other agents party thereto. As amended by the ABL Amendment, the asset-based revolving credit facility (the “ABL Revolver”) includes (i) a revolving credit facility of up to $300 million (which may be increased or decreased in accordance with the reallocation provisions of the ABL Revolver) for borrowings solely to the U.S. domestic borrowers, including (a) a $40 million sub-limit for letters of credit and (b) a $30 million swingline facility and (ii) a revolving credit facility of up to $15 million (which may be increased or decreased in accordance with the reallocation provisions of the ABL Revolver, but in no event to exceed $25 million) for Canadian Dollar denominated revolving loans solely to a Canadian borrower. Availability under the ABL Revolver is based upon monthly (or more frequent under certain circumstances) borrowing base valuations of the Company’s eligible inventory and accounts receivable and is reduced by certain reserves in effect from time to time.

In addition, under the ABL Revolver, a financial covenant exists which would be triggered if excess availability under the ABL Revolver is less than the greater of 10.0% of the total borrowing base and $20.0 million. If the covenant trigger were to occur, we would be required to satisfy and maintain a fixed charge coverage ratio of at least 1.00x, measured for the last twelve-month period. As of March 18, 2013, none of the covenant triggers have occurred. The fixed charge coverage ratio was 1.71x as of December 31, 2012. The impact of falling below the fixed charge coverage ratio would not be a default but instead the imposition of restrictions on our ability to pursue certain operational or financial transactions (e.g. asset dispositions, dividends and acquisitions).

On June 25, 2012, Affinia Group Inc. redeemed $22.5 million aggregate principal amount of the Secured Notes pursuant to their terms at a redemption price equal to 103% of the principal amount of such notes being redeemed, plus accrued and unpaid interest to the redemption date.

Debt consists of the following:

	At December 31,
(Dollars in millions)	2011	2012
9% Senior subordinated notes, due November 2014	$367	$367
10.75% Senior secured notes, due August 2016	201	179
ABL revolver, due May 2017	110	—
Other debt(1)	20	23

	698	569
Less: Current portion(1)	(20)	(23)

	$678	$546

(1)	The debt as of December 31, 2011 excludes $20 million of notes payable in our Brake North America and Asia group, which is classified in current liabilities of discontinued operations and has rates ranging from 5.2% to 5.4%. The other debt of $20 million as of December 31, 2011 relates to our Poland operations. Our Poland operations in 2011 initiated a revolving credit facility with borrowings up to $20 million. The other debt of $23 million as of December 31, 2012 consist of $20 million related to our Poland operations with a rate of one month LIBOR plus 0.9 points and $3 million related to our filtration China operations.

Scheduled maturities of debt for each of the next five years and thereafter are as follows:

(Dollars in millions) Year	Amount
2013	$23
2014	367
2015	—
2016	179
2017	—
2018 and thereafter	—

Total debt	$569

The fair value of debt is as follows:

Fair Value of Debt at December 31, 2011

(Dollars in millions)	Book Value of Debt	Fair Value Factor	Fair Value of Debt
Senior subordinated notes, due November 2014(1)	$367	99.69%	$366
Senior secured notes, due August 2016(1)	201	109.06%	219
ABL revolver, due November 2015(2)	110	100%	110
Other debt(2)(3)	20	100%	20

Total fair value of debt at December 31, 2011(3)			$715

Fair Value of Debt at December 31, 2012

(Dollars in millions)	Book Value of Debt	Fair Value Factor	Fair Value of Debt
Senior subordinated notes, due November 2014(1)	$367	100.25%	$368
Senior secured notes, due August 2016(1)	179	108.43%	194
ABL revolver, due May 2017(2)	—	100%	—
Other debt(2)	23	100%	23

Total fair value of debt at December 31, 2012			$585

(1)	The fair value of the long-term debt was estimated based on quoted market prices obtained through broker or pricing services and categorized within Level 2 of the hierarchy. The fair value of our debt that is publicly traded in the secondary market is classified as Level 2 and is based on current market yields obtained through broker or pricing services.
(2)	The carrying value of fixed rate short-term debt approximates fair value because of the short term nature of these instruments, and the carrying value of the Company’s current floating rate debt instruments approximates fair value because of the variable interest rates pertaining to those instruments. The fair value of debt is categorized within Level 2 of the hierarchy.
(3)	The debt as of December 31, 2011 excludes $20 million of notes payable in our Brake North America and Asia group, which is classified in current liabilities of discontinued operations.

Asset based credit facilities. Affinia Group Inc. and certain of its subsidiaries have a four-year $315 million ABL Revolver that includes (i) a revolving credit facility of up to $300 million (which may be increased or decreased in accordance with the reallocation provisions of the ABL Revolver) for borrowings solely to the U.S. domestic borrowers (the “U.S. Facility”), including (a) a $40 million sub-limit for letters of credit and (b) a $30 million swingline facility and (ii) a revolving credit facility of up to $15 million (which may be increased or decreased in accordance with the reallocation provisions of the ABL Revolver, but in no event to exceed $25 million) for Canadian Dollar denominated revolving loans solely to a Canadian borrower (the “Canadian Facility”). Availability under the ABL Revolver is based upon monthly (or more frequent under certain circumstances) borrowing base valuations of Affinia Group Inc.’s eligible continuing and discontinued operations inventory and accounts receivable and is reduced by certain reserves in effect from time to time. The ABL Collateral consists of all accounts receivable, inventory, cash (other than certain cash proceeds of Notes Collateral (as defined in the indenture governing the Secured Notes)) and proceeds of the foregoing and certain assets related thereto, in each case held by Affinia Group Intermediate Holdings Inc., Affinia Group Inc. and certain of their subsidiaries.

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

On May 22, 2012 and November 30, 2012, Affinia Group Inc. entered into amendments to the credit agreement governing the ABL Revolver. The ABL Revolver has been amended to, among other things, (a) amend the a revolving credit facility of up to $300 million for borrowings solely to the U.S. domestic borrowers and revolving credit facility of up to $15 million for Canadian Dollar denominated revolving loans solely to a Canadian borrower, (b) extend the maturity date from November 30, 2015 to May 22, 2017, (c) reduce the pricing spread applicable to each type of loan by 75 basis points at each level of average aggregate availability, (d) reduce the unused commitment fee on the undrawn portion of the credit facility, (e) amend the covenants with respect to: making certain other dispositions and investments; extending, renewing and refinancing certain existing indebtedness; and disposing of certain equity interest, (f) reduce the availability threshold amount and the fixed charge coverage ratio requirement, (g) reduce the dominion threshold and (h) modify certain other provisions thereof.

At December 31, 2012, we had nil outstanding under the ABL Revolver. During the year, we borrowed funds at a weighted average interest rate of approximately 2.4% under this facility. We had an additional $103 million of availability after giving effect to $11 million in outstanding letters of credit and $2 million for borrowing base reserves as of December 31, 2012.

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

The maturity date of the ABL Revolver is May 22, 2017, subject to early termination if our senior subordinated notes which mature less than six months after such date are not refinanced, renewed or extended, or fully redeemed, fully cash defeased, paid in full or fully cash collateralized, prior to the date which is 91 days before the earlier of May 22, 2017 and the maturity date of the senior subordinated notes.

Voluntary Prepayments. Subject to certain conditions, the ABL Revolver allows us to voluntarily reduce the amount of the revolving commitments and to prepay the loans without premium or penalty other than customary breakage costs for LIBOR rate contracts.

Covenants. The ABL Revolver contains affirmative and negative covenants that, among other things, limit or restrict Intermediate Holdings’ and its subsidiaries ability to create liens and encumbrances; incur debt; merge, dissolve, liquidate or consolidate; make acquisitions and investments; dispose of or transfer assets; pay dividends or make other payments in respect of the borrowers’ capital stock; amend certain material documents; change the nature of the borrowers’ business; make certain payments of debt; engage in certain transactions with affiliates; change the borrowers’ fiscal periods; and enter into certain restrictive agreements, in each case, subject to certain qualifications and exceptions.

In addition, commencing on the day that an event of default occurs or availability under the ABL Revolver is less than the greater of 10.0% of the total borrowing base and $20.0 million, Affinia Group Intermediate Holdings Inc. is required to maintain a fixed charge coverage ratio of at least 1.00x measured for the last 12-month period.

Interest Rates and Fees. Outstanding borrowings under the U.S. Facility accrue interest at an annual rate of interest equal to (i) a base rate plus the applicable spread or (ii) a LIBOR rate plus the applicable spread. Outstanding borrowings under the Canadian Facility accrue interest at an annual rate of interest equal to (i) the Canadian prime rate plus the applicable spread or (ii) the BA rate (the average discount rate of bankers’ acceptances as quoted on the Reuters Screen CDOR page) plus the applicable spread. We pay a commission on letters of credit issued under the U.S. Facility at a rate equal to the applicable spread for loans based upon the LIBOR rate. The ABL Revolver, as amended on May 22, 2012, revises the applicable spread, as set forth below, for purposes of calculating the annual rate of interest applicable to outstanding borrowings under the U.S. Facility and the Canadian Facility.

Level	Average Aggregate Availability	Base Rate Loans and Canadian Prime Rate Loans	LIBOR Loans and Canadian BA Rate Loans
I	≤$105,000,000	1.00%	2.00%
II	>$105,000,000 but ≤$210,000,000	0.75%	1.75%
III	>$210,000,000	0.50%	1.50%

We pay certain fees with respect to the ABL Revolver, including (i) an unused commitment fee on the undrawn portion of the credit facility of 0.25% per annum in the event that more than 50% of the commitments (excluding swingline loans) under the credit facility are utilized, 0.375% per annum in the event that more than 25% but less than or equal to 50% of the commitments (excluding swingline loans) under the credit facility are utilized, and 0.50% per annum in the event that less than or equal to 25% of the commitments (excluding swingline loans) under the credit facility are utilized and (ii) customary annual administration fees and fronting fees in respect of letters of credit equal to 0.125% per annum on the stated amount of each letter of credit outstanding during each month. During an event of default, the fee payable under clause (i) shall be increased by 2% per annum.

Cash Dominion. If availability under the ABL Revolver is less than the greater of 12.5% of the total borrowing base and $22.5 million, or if there exists an event of default, amounts in Affinia Group Intermediate Holdings Inc.’s deposit accounts and the deposit accounts of the subsidiary guarantors (other than certain excluded accounts) will be transferred daily into a blocked account held by the administrative agent and applied to reduce the outstanding amounts under the ABL Revolver.

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

On December 31, 2010, Affinia Group Inc. redeemed $22.5 million aggregate principal amount of its Secured Notes, pursuant to their terms at a redemption price equal to 103% of the principal amount of such notes being redeemed, plus accrued and unpaid interest to the redemption date.

On June 25, 2012, Affinia Group Inc. redeemed $22.5 million aggregate principal amount of the Secured Notes pursuant to their terms at a redemption price equal to 103% of the principal amount of such notes being redeemed, plus accrued and unpaid interest to the redemption date. The Secured Notes outstanding balance net of the discount was $179 million as of December 31, 2012.

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

On December 9, 2010, Affinia Group Inc. completed an offering of $100 million of the Subordinated Notes. The outstanding balance of the Subordinated Notes at December 31, 2012 was $367 million. Subject to Affinia Group Inc.’s compliance with the covenants described in the indenture securing the Subordinated Notes, Affinia Group Inc. is permitted to issue more Subordinated Notes from time to time under the indenture.

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

The unamortized deferred financing will be charged to interest expense over the next five years for the ABL Revolver, four years for the Secured Notes and two years for the Subordinated Notes.

The following table summarizes the deferred financing activity from December 31, 2010 to December 31, 2012:

(Dollars in millions)
As of December 31, 2010	$23
Amortization	(5)
Deferred financing costs	—

Balance at December 31, 2011	$18
Amortization	(4)
Write-off of unamortized deferred financing costs	—
Deferred financing costs	1

Balance at December 31, 2012	$15

Note 9. Accounts Receivable Factoring

We have agreements with third party financial institutions to factor certain receivables on a non-recourse basis. The terms of the factoring arrangements provide for the factoring of certain U.S. Dollar-denominated or Canadian Dollar-denominated receivables, which are purchased at the face value amount of the receivable discounted at the annual rate of LIBOR plus a spread on the purchase date. The amount factored is not contractually defined by the factoring arrangements and our use will vary each month based on the amount of underlying receivables and the cash flow needs of the Company. During 2011, the total accounts receivable factored was $408 million and the cost incurred on factoring was $4 million, which includes our Brake North America and Asia group. During 2012, the total accounts receivable factored was $668 million and the cost incurred on factoring was $5 million, which includes our Brake North America and Asia group. Accounts receivable factored by us are accounted for as a sale and removed from the balance sheet at the time of factoring and the cost of the factoring is presented in either other income or discontinued operations if it relates to our Brake North America and Asia group.

Note 10. Stock Incentive Plan

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

	At December 31,
	2011	2012
Restricted stock units	242,000	242,000
Stock options	28,680	26,835
Deferred compensation shares	30,819	30,235
Stock award	163	163
Shares available	48,338	50,767

Number of shares of common stock subject to awards	350,000	350,000

Stock Options

As of December 31, 2012, 23,835 stock options had been awarded, which included vested options of 23,335 and 500 unvested options. Pursuant to the terms of the 2005 Stock Plan, each option expires August 1, 2015. The exercise price is $100 per option.

We account for our employee stock options under the fair value method of accounting using a Black-Scholes model to measure stock-based compensation expense at the date of grant. Dividend yields were not a factor because there were no cash dividends declared during 2010, 2011, and 2012. Our weighted-average Black-Scholes fair value assumptions include:

	2010	2011	2012
Weighted-average effective term	5.2 years	5.1 years	5.1 years
Weighted-average risk free interest rate	4.38%	4.34%	4.34%
Weighted-average expected volatility	40.4%	39.9%	39.9%
Weighted-average fair value of options (Dollars in millions)	$1	$1	$1

The fair value of the stock option grants is amortized to expense over the vesting period. The Company reduces the overall compensation expense by a turnover rate consistent with historical trends. Stock-based compensation expense, which was recorded in selling, general and administrative expenses, and tax related income tax benefits were less than $1 million for 2010 and nil for 2011 and 2012.

Options
Outstanding at January 1, 2010	175,638
Granted	2,000
Exercised	(1,000)
Exchanged	(61,868)
Forfeited/expired	(80,708)

Outstanding at December 31, 2010	34,062
Granted	1,550
Exercised	(2,000)
Exchanged	(825)
Forfeited/expired	(4,107)

Outstanding at December 31, 2011	28,680
Forfeited/expired	(4,845)

Outstanding at December 31, 2012	23,835

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

As of December 31, 2012, 242,000 RSUs had been awarded and remained outstanding, none of which have vested. In connection with the distribution of our Brake North America and Asia group to the shareholders of Holdings, our Board of Directors determined that the distribution would constitute a “Qualifying Termination” under each of the RSU Agreements for the 62,000 RSUs granted to employees of the Brake North America and Asia group.

We estimate the fair value of market-based RSUs using a Monte Carlo simulation model on the date of grant. Our weighted-average Monte Carlo fair value assumptions include:

	Cypress Scenario	IPO Scenario
Effective term	0.6 years	1.4 years
Expected volatility	70%	70%
Fair value of an RSU	$107.92	$124.41
Expected expense (Dollars in millions)	$19	$22

In the event that either of the performance-based conditions (Cypress Scenario or IPO Scenario) are met, the fair value of the RSUs will be recognized in stock-based compensation expense either 1) pro rata over the requisite service term including a cumulative catch-up related to service provided through the date the performance condition is met or 2) in full once the respective market-based condition is met or 3) in full if the requisite service period has already passed when the performance condition is met. Stock-based compensation expense, which would be recorded in selling, general and administrative expenses, and tax related income tax benefits was not recorded for 2012 as neither of the performance conditions have been met. If the RSUs do not vest prior to ten years from the date of grant then the RSUs will expire. If the performance condition is met on the 242,000 RSUs the amount of expense we would have to record is $19 million under the Cypress scenario or $22 million under the IPO scenario and BPI would record expense related to the RSUs granted to its employees.

RSUs
Outstanding at January 1, 2010	—
Issued per Option Exchange	235,000
Granted	4,000
Forfeited/expired	—

Outstanding at December 31, 2010	239,000
Issued per Option Exchange	4,000
Granted	3,000
Forfeited/expired	(4,000)

Outstanding at December 31, 2011	242,000
Granted	—
Forfeited/expired	—

Outstanding at December 31, 2012	242,000

Deferred Compensation Plan

We started a deferred compensation plan in 2008 that permits executives to defer receipt of all or a portion of the amounts payable under our non-equity incentive compensation plan. All amounts deferred are treated solely for purposes of the plan to have been notionally invested in the common stock of Affinia Group Holdings Inc. As such, the accounts under the plan will reflect investment gains and losses associated with an investment in the Affinia Group Holdings Inc.’s common stock. We match 25% of the deferral with an additional notional investment in common stock of Affinia Group Holdings Inc., which is subject to vesting as provided in the plan. Deferred compensation expense, which was recorded in selling, general and administrative expenses, and tax related income tax benefits were $1 million for 2010, $2 million for 2011 and $1 million for 2012.

Note 11. Income Tax

The components of the income tax provision (benefit) from continuing operations are as follows:

(Dollars in millions)	Year Ended December 31, 2010	Year Ended December 31, 2011	Year Ended December 31, 2012
Current:
U.S. federal	$—	$—	$—
U.S. state and local	1	1	—
Non-United States	19	18	20

Total current	20	19	20
Deferred:
U.S. federal & state	6	14	28
Non-United States	4	5	—

Total deferred	10	19	28

Income tax provision	$30	$38	$48

The income tax provision was calculated based upon the following components of income (loss) from continuing operations before income tax provision, equity in income, net of tax and noncontrolling interest:

(Dollars in millions)	Year Ended December 31, 2010	Year Ended December 31, 2011	Year Ended December 31, 2012
United States	$(31)	$(17)	$(20)
Non-United States	89	96	89

Income from continuing operations before income tax provision, equity in income, net of tax and noncontrolling interest	$58	$79	$69

Deferred tax assets (liabilities) consisted of the following:

(Dollars in millions)	At December 31, 2011	At December 31, 2012
Deferred tax assets:
Net operating loss carryforwards	$134	$139
Inventory reserves	43	10
Expense accruals	22	14
Depreciation and amortization	14	—
Other	4	3

Subtotal	217	166
Valuation allowance	(27)	(22)

Deferred tax assets	190	144
Deferred tax liabilities:
Depreciation and amortization	—	2
Foreign earnings	23	25

Deferred tax liabilities	23	27

Net deferred tax assets	$167	$117

Balance sheet presentation:
Current deferred taxes	$60	$13
Deferred income taxes	109	106
Other accrued expenses	—	—
Deferred employee benefits and other noncurrent liabilities	(2)	(2)

Net deferred tax assets	$167	$117

Valuation allowances are provided for deferred tax assets whenever the realization of the assets is not deemed to meet a more likely than not standard. Accordingly, valuation allowances have been provided for net operating losses in certain non-U.S. countries and U.S. states. U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such temporary differences totaled $70 million at December 31, 2012. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable.

The effective income tax rate differs from the U.S. federal income tax rate for the following reasons:

	Year Ended December 31, 2010	Year Ended December 31, 2011	Year Ended December 31, 2012
U.S. federal income tax rate	35.0%	35.0%	35.0%
Increases (reductions) resulting from:
State and local income taxes, net of federal income tax benefit	1.1	-2.1	1.0
Valuation allowance	2.0	3.4	2.0
Non-U.S. income	-12.6	-13.0	-16.9
U.S. permanent differences*	29.8	13.6	38.3
Unremitted earnings	-1.0	9.6	9.7
Miscellaneous items	-2.6	1.8	0.2

Effective income tax rate	51.7%	48.3%	69.3%

*	The U.S. permanent differences affecting the tax rate are a result of deemed distributions from foreign subsidiaries.

At the end of 2012, federal domestic net operating loss carryforwards were $351 million. Of these, $12 million expire in 2024, $13 million expire in 2025, $37 million expire in 2026, $35 million expire in 2027, $76 million expire in 2028, $62 million expire in 2029, $57 million expire in 2030, $24 million expire in 2031 and $35 million expire in 2032. At the end of 2012, state domestic net operating loss carryforwards were estimated to be $181 million, the majority of which expire between 2022 and 2032. At the end of 2012, foreign net operating loss carryforwards were $18 million and expire as follows: $2 million in 2013, $2 million in 2014, $3 million in 2015, $6 million in 2016, $4 million in 2017 and $1 million in 2018. Realization of the tax benefits associated with loss carryforwards is dependent on generating sufficient taxable income prior to their expiration.

The following table summarizes the activity related to our unrecognized tax benefits:

(Dollars in millions)
Balance at January 1, 2010	$2
Increases to tax positions	—
Decreases to tax positions	—

Balance at January 1, 2011	$2
Increases to tax positions	—
Decreases to tax positions	—

Balance at January 1, 2012	$2
Increases to tax positions	—
Decreases to tax positions	(1)

Balance at December 31, 2012	$1

Included in the balance of unrecognized tax benefits at December 31, 2012, are $1 million of tax benefits that, if recognized, would affect the effective tax rate. The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties as part of the income tax provision. As of December 31, 2012 the Company’s accrual for interest and penalties was less than $1 million.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. For jurisdictions in which the Company transacts significant business, tax years ending December 31, 2004 and later remain subject to examination by tax authorities. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

Note 12. Property, Plant and Equipment

The following table breaks out the property, plant and equipment in further detail:

	December 31,
(Dollars in millions)	2011	2012
Property, plant and equipment
Land and improvements to land	$8	$8
Buildings and building fixtures	51	55
Machinery and equipment	137	159
Software	25	21
Construction in progress	17	9

	238	252
Less: Accumulated depreciation	(120)	(133)

	$118	$119

The property, plant and equipment as of December 31, 2011, excludes our Brake North America and Asia group property, plant and equipment, of $122 million. Depreciation is recognized on a straight-line basis over an asset’s estimated useful life. The depreciation expense from continuing operations was $18 million, $16 million, and $18 million for 2010, 2011, and 2012, respectively.

Note 13. Other Accrued Expenses

The following table breaks out the other accrued expenses in further detail:

	December 31,
(Dollars in millions)	2011(1)	2012
Taxes other than income taxes	$10	$11
Interest payable	12	10
Return reserve	11	8
Tax deposit payable	3	5
Accrued legal and professional fees	6	4
Accrued promotions and defective product	4	4
Accrued selling and marketing	8	3
Accrued freight	2	3
Accrued commissions expense	2	3
Accrued workers compensation	6	2
Accrued restructuring	2	1
Other	14	14

	$80	$68

(1)	The other accrued expenses as of December 31, 2011 excludes $82 million in our Brake North America and Asia group, which is classified in current liabilities of discontinued operations.

The other accrued expenses primarily consist of accrued utilities and other miscellaneous accruals.

A reconciliation of the changes in our return reserves is as follows beginning with January 1, 2010:

	December 31,
(Dollars in millions)	2010(1)	2011(2)	2012(3)
Beginning balance January 1	$17	$17	$11
Amounts charged to revenue	43	45	23
Returns processed	(43)	(45)	(26)
Classified to discontinued operations	—	(6)	—

Ending balance December 31	$17	$11	$8

(1)	Includes our Brake North America and Asia group, which is classified as discontinued operations that had amounts charged to revenue of $22 million in 2010 and returns processed of $22 million in 2010. The return reserve as of December 31, 2009 and 2010 includes $8 million in our Brake North America and Asia group.
(2)	Includes our Brake North America and Asia group, which is classified as discontinued operations that had amounts charged to revenue of $22 million in 2011 and returns processed of $24 million in 2011. The return reserve as of December 31, 2010 includes $8 million in our Brake North America and Asia group. The return reserve as of December 31, 2011 excludes $6 million in our Brake North America and Asia group, which is classified in current liabilities of discontinued operations.
(3)	Excludes our Brake North America and Asia group, which is classified as discontinued operations that had amounts charged to revenue of $15 million in 2012 and returns processed of $21 million in 2012. The return reserve as of December 31, 2011 excludes $6 million in our Brake North America and Asia group, which is classified in current liabilities of discontinued operations.

Note 14. Commitments and Contingencies

At December 31, 2012, the Company had purchase commitments for property, plant and equipment of approximately $2 million.

The Company had future minimum rental commitments under non-cancelable operating leases in continuing operations of $37 million at December 31, 2012, with future rental payments of:

(Dollars in millions)	Operating Leases
2013	$8
2014	7
2015	6
2016	5
2017	4
Thereafter	7

Total	$37

The leases do not contain restrictions on future borrowings. There are no significant lease escalation clauses or purchase options. Rent expense from continuing operations was $10 million, $11 million and $10 million in 2010, 2011 and 2012, respectively.

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

On September 30, 2011, we entered into a settlement agreement with Satisfied Brake Products Inc. (“Satisfied”) for $10 million to settle our claims against Satisfied for their theft of our trade secrets. Upon execution of the settlement agreement, $2.5 million was due immediately and up to an additional $7.5 million is to be provided after liquidation of Satisfied’s business. On September 30, 2011, we recorded a gain of $2.5 million in continuing operations in the consolidated financial statements. Additionally, we recorded $4 million as a gain in continuing operations in the first quarter of 2012. The remaining claim against Satisfied was included in the distribution of the Brake North America and Asia group to our shareholders.

On January 28, 2013, Walker Morris, counsel for Neovia Logistics Services (U.K.) Limited (“Neovia”) (formerly known as Caterpillar Logistics Services (U.K.) Limited) notified us that Quinton Hazell Automotive Limited (“QHAL”) intended to appoint administrators (comparable to a bankruptcy filing in the United States) and that Neovia may pursue a claim against us for liabilities arising out of a Logistics Services Agreement dated May 5, 2006 among Neovia, QHAL and Affinia Group Inc. (the “LSA”). In connection with our prior sale of QHAL and its related companies to Klarius Group Ltd. (“KGL”), Affinia Group Inc. assigned the LSA to KGL, KGL agreed to indemnify Affinia Group Inc. against any liability under the LSA and the other companies in the QHAL group agreed to provide a guarantee to Affinia Group Inc. against these liabilities. KGL and QHAL have both appointed administrators. By letter dated February 15, 2013, Neovia, through its counsel Walker Morris, notified us that Neovia is asserting a claim against Affinia Group Inc. for liabilities arising under the LSA, including asserted unpaid invoices totaling 5.7 million pounds. The matter is in its early stages with no lawsuit having been filed or dispute resolution process commenced. We intend to vigorously defend this matter.

The Company has various accruals for civil liability, including product liability, and other costs. If there is a range of equally probable outcomes, we accrue at the lower end of the range. The Company had $4 million and $1 million accrued as of December 31, 2011 and December 31, 2012, respectively. In addition, we have various other claims that are reasonably possible of occurrence that range from less than $1 million to $10 million in the aggregate. There are no recoveries expected from third parties.

During the first quarter of 2007 we signed a letter of credit in connection with a real estate lease. ASC 460, “Guarantees”, requires that this letter of credit be accounted for as a guarantee. The fair value of this guarantee as of December 31, 2012 was less than $1 million and is included in other noncurrent liabilities and other long-term assets.

Note 15. Restructuring of Operations

The restructuring charges consist of employee termination costs, other exit costs and impairment costs. Severance costs are being accounted for in accordance with ASC Topic 420, “Exit or Disposal Cost Obligations” and ASC Topic 712, “Compensation—Nonretirement Postemployment Benefits.” The following summarizes the restructuring charges and activity for the Company:

Accrued Restructuring

(Dollars in millions)	Total
Balance at December 31, 2010	$4
Charges to expense:
Employee termination benefits	6
Asset write-offs expense	—
Other expenses	6

Total restructuring expenses	12
Cash payments and asset write-offs:
Cash payments	(11)
Asset retirements and other	(2)
Discontinued operations – Brake North America and Asia group(1)	(1)

Balance at December 31, 2011(1)	$2
Charges to expense:
Employee termination benefits	1
Asset write-offs expense	—
Other expenses	1

Total restructuring expenses	2
Cash payments and asset write-offs:
Cash payments	(2)
Asset retirements and other	(1)

Balance at December 31, 2012	$1

(1)	The accrued restructuring as of December 31, 2011 excludes $1 million in our Brake North America and Asia group, which is classified in current liabilities of discontinued operations.

At December 31, 2012, $1 million of restructuring charges remained in accrued liabilities, relating to wage and healthcare continuation for severed employees and other termination costs. These remaining benefits are expected to be paid during 2013. The following table shows the restructuring expenses by reportable segment:

(Dollars in millions)	2010	2011	2012
On and Off-highway segment	$8	$1	$2
Corporate, eliminations and other	4	—	—

Total from continuing operations	$12	$1	$2
Discontinued Operations	12	11	19

Total	$24	$12	$21

Note 16. Related Party Transactions

On November 30, 2012, we distributed our Brake North America and Asia group to the shareholders of Holdings, the Company’s parent company and sole stockholder. The new organization is being led by the management team from the Company’s former Brake North America and Asia group, with oversight provided by a separate board of directors. The shareholders continued to market the Brake North America and Asia group for sale after the distribution.

Affinia and BPI entered into a transition services agreement (“TSA”) effective with the distribution on November 30, 2012. The TSA provides for certain administrative and other services and support to be provided by us to BPI and to be provided by BPI to us. Most of the transition services will expire during 2013 and we anticipate that we will begin distributing our chassis products during 2014. The TSAs and the distribution services were established as arm length transactions and are intended for the contracting parties to recover costs of the services. Additionally, BPI is temporarily providing distribution services for our chassis products. BPI charged us in the month of December 2012 less than $1 million for distribution services and transition services. Affinia charged BPI $2 million for transition services in the month of December 2012. As of December 31, 2012, we have accounts receivable of $1 million and accounts payable of $1 million related to the TSA.

Mr. John M. Riess, an Affinia Group Inc. Board member, is the parent of, J. Michael Riess, who is currently employed with Genuine Parts Company (NAPA) as president of a distribution facility. NAPA is the Company’s largest customer as a percentage of total net sales from continuing operations. NAPA accounted for 27%, 26% and 26% of our total net sales for the years ended December 31, 2010, 2011 and 2012, respectively.

In 2010, Mr. Zhang Haibo, 15% owner of Affinia Hong Kong Limited (“AHK”), loaned $1.4 million to AHK to facilitate the establishment of a new subsidiary, Affinia Qingdao Braking Systems Co. Ltd., a new friction company in China with the intention of manufacturing friction products and distributing these products in Asia and North America. AHK owns 100% of the subsidiary. The contribution agreement had not been finalized as of December 31, 2010, but the cash has been received by AHK, as such we have recorded the $1.4 million as related party debt. In 2011, the contribution agreement had been finalized and the related party debt had been transferred to accumulated paid-in capital.

In 2010, Mr. Zhang Haibo contributed $2.5 million to Affinia Hong Kong Limited (“AHK”) to facilitate the purchase of land use rights for a new filtration company in China with the intention of manufacturing and distributing filtration products principally in Asia. The contribution did not change the ownership percentage and as a consequence the noncontrolling interest did not change but property, plant and equipment did increase. In 2011, Mr. Zhang Haibo, 15% owner of AHK, contributed $0.9 million for funding to Longkou Wix Filtration Co. Ltd., a new filtration company in China with the intention of manufacturing filtration products and distributing these products in Asia and North America. AHK owns 100% of the subsidiary. During the third quarter of 2012, we purchased the remaining 15% ownership interest in Longkou Wix Filtration Co. Ltd.

Effective July 1, 2012, we, along with Affinia Group Holdings Inc. and Affinia Group Inc., entered into an amendment to the Advisory Agreement with Torque Capital Group LLC for services related to corporate strategy, finance, investments and such other services as we may request from time to time. Mr. Joseph E. Parzick, one of our directors, is a managing partner of Torque Capital Group LLC. The Advisory Agreement was amended to change the expiration date of the obligation to pay the quarterly fee from June 30, 2012 to March 31, 2013. Subsequently, in accordance with the terms of the Advisory Agreement, the Company terminated its obligation to pay the quarterly fee effective December 31, 2012. We have further agreed to pay a success fee of up to $3.0 million in the event Affinia Group Holdings Inc.’s shareholders realize a specified return on their investment on or before June 30, 2013 or, if a binding definitive agreement relating to a transaction is entered into prior to June 30, 2013, within six months of the execution of such agreement. The specified return with respect to this agreement is two times the amount of our shareholders’ original investment in us on the entire amount of such investment, subject, in the case of multiple transaction, to averaging of the transaction values.

Effective January 1, 2011, we, along with Affinia Group Holdings Inc. and Affinia Group Inc., entered into an Advisory Agreement with Cypress Advisors, Inc. for services related to corporate strategy, finance, investments and such other services as we may request from time to time. Mr. James A. Stern, one of our directors, is a managing director of Cypress Advisors, Inc. In connection with the Advisory Agreement, we, along with Affinia Group Holdings Inc. and Affinia Group Inc., have agreed to pay a quarterly fee of $100,000 for six calendar quarters expiring June 30, 2012, and have further agreed to pay a success fee of up to $2.0 million in the event Affinia Group Holdings Inc.’s shareholders realize a specified return on their investment on or before June 30, 2013 or, if a binding definitive agreement relating to a transaction is entered into prior to June 30, 2013, within six months of the execution of such agreement. The specified return with respect to this agreement is two times the amount of our shareholders’ original investment in us on the entire amount of such investment, subject, in the case of multiple transaction, to averaging of the transaction values.

Note 17. Segment Information

The products, customer base, distribution channel, manufacturing process, procurement are similar throughout all of the Company’s operations. However, due to different economic characteristics in the Company’s operations and in conformity with ASC Topic 280, “Segment Reporting,” the Company presented two separate reportable segments: (1) the On and Off-highway reportable segment, which aggregates the Filtration, Chassis and Affinia South America operating segments and (2) Discontinued operation, which includes the Commercial Distribution Europe segment and Brake North America and Asia group. Our South America operation was historically comprised of two operating segments, with one of the operating segments being insignificant and is no longer reported separately to our chief operating decision maker. In 2012, we have consolidated South America operations into one operating segment, which is included in the On and Off-highway segment. Because of the sale of our Commercial Distribution Europe segment, the Commercial Distribution Europe segment was classified as discontinued operations and, as such, is not presented in the net sales and operating profit segment tables below. See “Note 19. Discontinued Operation – Quinton Hazell.” Also our Brake North America and Asia group was classified as discontinued operations and, as such, is not presented in the net sales and operating profit segment tables below. The Company evaluates the performance of its segments based primarily on revenue growth and operating profit. The allocation of income taxes is not evaluated at the segment level. See “Note 3. Discontinued Operation—Brake.” Segment net sales, operating profit, total assets, depreciation and amortization and capital expenditures were as follows:

(Dollars in millions)	Net Sales			Operating Profit
	2010	2011	2012	2010	2011	2012
On and Off-highway segment	$1,367	$1,483	$1,455	$161	$169	$165
Corporate, eliminations and other	(8)	(5)	(2)	(38)	(27)	(34)

	$1,359	$1,478	$1,453	$123	$142	$131

(Dollars in millions)	Total Assets
	2011	2012
On and Off-highway segment	$735	$720
Corporate, eliminations and other	308	240
Assets of discontinued operations(1)	416	—

	$1,459	$960

(1)	The amounts related to the Brake North America and Asia group are classified in the assets of discontinued operations in 2011.

(Dollars in millions)	Depreciation and Amortization			Capital Expenditures
	2010	2011	2012	2010	2011	2012
On and Off-highway segment	$16	$17	$19	$28	$27	$17
Corporate, eliminations and other	10	8	5	2	—	—

Total from continuing operations	26	25	24	30	27	17
Discontinued operations	11	14	—	22	28	10

	$37	$39	$24	$52	$55	$27

Net sales by geographic region were as follows:

(Dollars in millions)	Year Ended December 31, 2010	Year Ended December 31, 2011	Year Ended December 31, 2012
Brazil	$414	$438	$389
Canada	75	72	72
Poland	140	147	146
Other Countries	61	93	122

Total Other Countries	690	750	729
United States	669	728	724

	$1,359	$1,478	$1,453

Long-lived assets by geographic region were as follows:

(Dollars in millions)	December 31, 2011(1)	December 31, 2012
Canada	$1	$—
China	14	17
Brazil	14	14
Poland	26	29
Other Countries	10	9

Total other countries	65	69
United States	193	177

	$258	$246

(1)	Long-lived assets as of December 31, 2011 excludes $200 million in our Brake North America and Asia group, which is classified in current assets of discontinued operations.

Net sales by geographic area were determined based on origin of sale. Geographic data on long-lived assets are comprised of property, plant and equipment, goodwill, other intangible assets and deferred financing costs.

We offer primarily two types of products: filtration products, which include oil, fuel, air and other filters and chassis products, which include steering, suspension and driveline components. Additionally, we have Affinia South America products, which offer chassis, filtration and other products. The Company’s sales by group of similar products are as follows:

(Dollars in millions)	Year Ended December 31, 2010	Year Ended December 31, 2011	Year Ended December 31, 2012
Filtration products	$759	$801	$831
Chassis products	169	213	194
Affinia South America products	439	469	430
Corporate, eliminations and other	(8)	(5)	(2)

	$1,359	$1,478	$1,453

Note 18. Asset Retirement Obligations

We account for the fair value of an ARO in the period in which it is incurred if it can be reasonably estimated, with the offsetting associated asset retirement costs capitalized as part of the carrying amount of the long-lived assets. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over its useful life. Changes in the ARO resulting from the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense, which is included in depreciation and amortization expense in the consolidated statements of operations. Changes resulting from revisions to the timing or amount of the original estimate of cash flows are recognized as an increase or a decrease in the asset retirement cost and ARO. The ARO recorded was $2 million and $1 million at December 31, 2011 and December 31, 2012, respectively, which includes $1 million for our Brake North America and Asia group at December 31, 2011.

Note 19. Discontinued Operation – Quinton Hazell

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

(Dollars in millions)	2010	2011	2012
Net sales	$18	$—	$—
Loss before income tax provision	—	—	—
Income tax provision	—	—	—

Loss from discontinued operations, net of tax	$—	$—	$—

We entered into a Sale and Purchase Agreement with Klarius Group Limited (“KGL”) and Auto Holding Paris S.A.S. (“AHP”) (collectively, the “Purchaser”) on February 2, 2010 (the “Agreement”), pursuant to which KGL purchased the shares of Quinton Hazell Automotive Limited and Quinton Hazell Italia SpA and AHP purchased the shares of Quinton Hazell Deutschland GmbH and Affinia Holding S.A.S. (collectively, the “Group Companies”) for $11 million, which was the net purchase price after the working capital adjustment settlement. The business of the Group Companies and their subsidiaries consist of manufacturing and distribution facilities in eight countries in Europe.

Note 20. Acquisition

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

Note 21. Joint Venture Acquisition

In December 2010, we acquired the remaining 50% ownership interest in Affinia India Private Limited, the Company’s India joint venture, for $24 million in cash, increasing our ownership interest from 50% to 100%. The acquisition is not subject to any post closing purchase price adjustments or earn-outs. We had a controlling financial interest in Affinia India Private Limited prior to the purchase of the remaining 50% interest. Since we had control prior to the purchase, the transaction has been accounted for as an equity transaction consistent with ASC Topic 810, “Consolidation.” As a result of the transaction the noncontrolling interest balance was decreased by $8 million and the additional paid-in capital was decreased by $16 million. We financed this acquisition with the available borrowings under our ABL Revolver, which borrowings were repaid with the use of proceeds from our completed offering on December 9, 2010 of the Additional Notes. On November 30, 2012, we distributed our Brake North America and Asia group, which includes Affinia India Private Limited, to the shareholders of Holdings.

Note 22. Venezuelan Operations

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

Effective January 1, 2010, we changed the rate used to re-measure our Venezuelan subsidiary’s transactions and balances from the official exchange rate of 2.15 VEF to the U.S. Dollar to the parallel market rate, which ranged between 5.30 and 7.70 VEF to the U.S. Dollar during 2010. The one-time devaluation had a $2 million negative impact on our pre-tax net income. As described above, during the second quarter of 2010, we changed the rate used to re-measure our Venezuelan subsidiary’s transactions to the SITME rate of 5.30 VEF to the U.S. Dollar and the rate has remained at that level in 2011. For 2010, our Venezuelan subsidiary represented approximately 1% of our consolidated net sales and it had a net loss attributable to the Company of $8 million, of which $7 million related to restructuring. The Venezuelan subsidiary also had $8 million of total assets and $7 million of total liabilities as of December 31, 2010. For 2011, our Venezuelan subsidiary represented approximately 2% of our consolidated net sales and it had a net income attributable to the Company of $3 million. For 2012, our Venezuelan subsidiary represented approximately 3% of our consolidated net sales and it had a net income attributable to the Company of less than $1 million. The Venezuelan subsidiary also had $15 million and $15 million of total assets and $10 million and $12 million of total liabilities as of December 31, 2011 and 2012, respectively.

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

On February 8, 2013, the Venezuelan government announced another devaluation of the currency to 6.30 VEF per U.S. Dollar and it eliminated the parallel market rate. We are still assessing the impact of this one-time devaluation.

Note 23. Financial Information for Guarantors and Non-Guarantors

Affinia Group Intermediate Holdings Inc. (presented as “Parent” in the following schedules), through its wholly-owned subsidiary, Affinia Group Inc. (presented as “Issuer” in the following schedules), issued $225 million aggregate principal amount of its 10.75% Senior Secured Notes due 2016 (the “Secured Notes”) on August 13, 2009, and Affinia Group Inc. issued $300 million aggregate principal amount of its 9% Senior Subordinated Notes due 2014 (the “Subordinated Notes”) on November 30, 2004, with an additional $100 million in principal amount issued December 9, 2010. As of December 31, 2012, there were $367 million and $179 million of Subordinated Notes and Secured Notes outstanding, respectively. The Subordinated Notes and Secured Notes were offered only to qualified institutional buyers and certain persons in offshore transactions.

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

The following information presents Condensed Consolidating Statements of Operations for the years ended December 31, 2010, December 31, 2011 and December 31, 2012, Condensed Consolidating Statements of Comprehensive Income for the years ended December 31, 2010, December 31, 2011 and December 31, 2012, Condensed Consolidating Balance Sheets as of December 31, 2011 and December 31, 2012 and Condensed Consolidating Statements of Cash Flows for the years ended December 31, 2010, December 31, 2011 and December 31, 2012 of (1) the Parent, (2) the Issuer, (3) the Guarantors, (4) the Non-Guarantors, and (5) eliminations to arrive at the information for the Company on a consolidated basis. Other separate financial statements and other disclosures concerning the Parent and the Guarantors are not presented because management does not believe that such information is material to investors.

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Operations

For the Year Ended December 31, 2010

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated total
Net sales	$—	$—	$734	$967	$(342)	$1,359
Cost of sales	—	—	(592)	(793)	342	(1,043)

Gross profit	—	—	142	174	—	316
Selling, general and administrative expenses	—	(32)	(83)	(78)	—	(193)

Operating (loss) profit	—	(32)	59	96	—	123
Loss on extinguishment of debt	—	(1)	—	—	—	(1)
Other income (loss), net	—	21	(23)	3	—	1
Interest expense	—	(64)	—	(1)	—	(65)

Income (loss) from continuing operations before income tax provision, equity in income, net of tax and noncontrolling interest	—	(76)	36	98	—	58
Income tax provision	—	(4)	—	(26)	—	(30)
Equity in income, net of tax	24	106	78	1	(208)	1

Net income from continuing operations	24	26	114	73	(208)	29
Loss from discontinued operations, net of tax	—	—	(4)	5	—	1

Net income	24	26	110	78	(208)	30
Less: net income attributable to noncontrolling interest, net of tax	—	2	4	—	—	6

Net income attributable to the Company	$24	$24	$106	$78	$(208)	$24

Guarantor Condensed

Consolidating Statement of Comprehensive Income

For the Year Ended December 31, 2010

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated total
Net income	$24	$26	$110	$78	$(208)	$30
Other comprehensive income (loss), net of tax:
Loss on settlement pension obligations	3	3	3	—	(6)	3
Change in foreign currency translation adjustments	(2)	(2)	—	(2)	4	(2)

Total other comprehensive income (loss)	1	1	3	(2)	(2)	1

Total comprehensive income	25	27	113	76	(210)	31
Less: comprehensive income attributable to noncontrolling interest, net of tax	—	2	4	—	—	6

Comprehensive income attributable to the Company	$25	$25	$109	$76	$(210)	$25

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Operations

For the Year Ended December 31, 2011

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated total
Net sales	$—	$—	$795	$1,024	$(341)	$1,478
Cost of sales	—	—	(636)	(841)	341	(1,136)

Gross profit	—	—	159	183	—	342
Selling, general and administrative expenses	—	(26)	(87)	(87)	—	(200)

Operating (loss) profit	—	(26)	72	96	—	142
Other income (loss), net	—	—	(2)	6	—	4
Interest expense	—	(66)	—	(1)	—	(67)

Income (loss) from continuing operations before income tax provision, equity in income, net of tax and noncontrolling interest	—	(92)	70	101	—	79
Income tax provision	—	(11)	—	(27)	—	(38)
Equity in income (loss), net of tax	(73)	30	55	—	(12)	—

Net income (loss) from continuing operations	(73)	(73)	125	74	(12)	41
Loss from discontinued operations, net of tax	—	—	(94)	(19)	—	(113)

Net income (loss)	(73)	(73)	31	55	(12)	(72)
Less: net income attributable to noncontrolling interest, net of tax	—	—	1	—	—	1

Net income (loss) attributable to the Company	$(73)	$(73)	$30	$55	$(12)	$(73)

Guarantor Condensed

Consolidating Statement of Comprehensive Income

For the Year Ended December 31, 2011

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated total
Net income (loss)	$(73)	$(73)	$31	$55	$(12)	$(72)
Other comprehensive loss, net of tax:
Pension liability adjustment	(1)	(1)	—	(1)	2	(1)
Change in foreign currency translation adjustments	(32)	(32)	—	(32)	64	(32)

Total other comprehensive loss	(33)	(33)	—	(33)	66	(33)

Total comprehensive income (loss)	(106)	(106)	31	22	54	(105)
Less: comprehensive income attributable to noncontrolling interest, net of tax	—	—	1	—	—	1

Comprehensive income (loss) attributable to the Company	$(106)	$(106)	$30	$22	$54	$(106)

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Operations

For the Year Ended December 31, 2012

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated total
Net sales	$—	$—	$791	$1,026	$(364)	$1,453
Cost of sales	—	—	(643)	(846)	364	(1,125)

Gross profit	—	—	148	180	—	328
Selling, general and administrative expenses	—	(45)	(68)	(84)	—	(197)

Operating (loss) profit	—	(45)	80	96	—	131
Loss on extinguishment of debt	—	(1)	—	—	—	(1)
Other income (loss), net	—	3	(5)	4	—	2
Interest expense	—	(62)	—	(1)	—	(63)

Income (loss) from continuing operations before income tax provision, equity in income, net of tax and noncontrolling interest	—	(105)	75	99	—	69
Income tax provision	—	(21)	—	(27)	—	(48)
Equity in income (loss), net of tax	(103)	23	653	1	(573)	1

Net income (loss) from continuing operations	(103)	(103)	728	73	(573)	22
Income (loss) from discontinued operations, net of tax	—	—	(705)	581	—	(124)

Net income (loss)	(103)	(103)	23	654	(573)	(102)
Less: net income attributable to noncontrolling interest, net of tax	—	—	—	1	—	1

Net income (loss) attributable to the Company	$(103)	$(103)	$23	$653	$(573)	$(103)

Guarantor Condensed

Consolidating Statement of Comprehensive Income

For the Year Ended December 31, 2012

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated total
Net income (loss)	$(103)	$(103)	$23	$654	$(573)	$(102)
Other comprehensive loss, net of tax:
Change in foreign currency translation adjustments	(15)	(15)	—	(15)	30	(15)

Total other comprehensive loss	(15)	(15)	—	(15)	30	(15)

Total comprehensive income (loss)	(118)	(118)	23	639	(543)	(117)
Less: comprehensive income attributable to noncontrolling interest, net of tax	—	—	—	1	—	1

Comprehensive income (loss) attributable to the Company	$(118)	$(118)	$23	$638	$(543)	$(118)

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Balance Sheet

December 31, 2011

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$9	$—	$45	$—	$54
Accounts receivable	—	—	91	120	—	211
Inventories	—	—	164	112	—	276
Other current assets	—	64	9	30	—	103
Current assets of discontinued operations	—	—	272	144	—	416

Total current assets	—	73	536	451	—	1,060
Investments and other assets	—	207	54	20	—	281
Intercompany investments	334	1,418	675	—	(2,427)	—
Intercompany receivables (payables)	—	(629)	271	358	—	—
Property, plant and equipment, net	—	3	57	58	—	118

Total assets	$334	$1,072	$1,593	$887	$(2,427)	$1,459

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$12	$74	$40	$—	$126
Notes payable	—	—	—	20	—	20
Accrued payroll and employee benefits	—	3	2	5	—	10
Other accrued liabilities	—	20	30	30	—	80
Current liabilities of discontinued operations	—	—	69	114	—	183

Total current liabilities	—	35	175	209	—	419
Deferred employee benefits and noncurrent liabilities	—	12	—	3	—	15
Long-term debt	—	678	—	—	—	678

Total liabilities	—	725	175	212	—	1,112
Total shareholder’s equity	334	347	1,418	675	(2,427)	347

Total liabilities and equity	$334	$1,072	$1,593	$887	$(2,427)	$1,459

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Balance Sheet

December 31, 2012

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$23	$—	$28	$—	$51
Accounts receivable	—	2	39	122	—	163
Inventories	—	—	172	132	—	304
Other current assets	—	15	9	41	—	65

Total current assets	—	40	220	323	—	583
Investments and other assets	—	197	41	20	—	258
Intercompany investments	150	724	652	—	(1,526)	—
Intercompany receivables (payables)	—	(227)	(134)	361	—	—
Property, plant and equipment, net	—	2	48	69	—	119

Total assets	$150	$736	$827	$773	$(1,526)	$960

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$11	$79	$53	$—	$143
Notes payable	—	—	—	23	—	23
Accrued payroll and employee benefits	—	7	3	7	—	17
Other accrued liabilities	—	15	21	32	—	68

Total current liabilities	—	33	103	115	—	251
Deferred employee benefits and noncurrent liabilities	—	6	—	6	—	12
Long-term debt	—	546	—	—	—	546

Total liabilities	—	585	103	121	—	809
Total shareholder’s equity	150	151	724	652	(1,526)	151

Total liabilities and equity	$150	$736	$827	$773	$(1,526)	$960

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

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2012

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated Total
Operating activities
Net cash provided by (used in) operating activities	$—	$151	$(58)	$4	$—	$97
Investing activities
Proceeds from sales of assets	—	—	1	3	—	4
Additions to property, plant, and equipment	—	—	(8)	(19)	—	(27)

Net cash used in investing activities	—	—	(7)	(16)	—	(23)
Financing activities
Net decrease in other short-term debt	—	—	—	(4)	—	(4)
Payments of other debt	—	—	—	(2)	—	(2)
Repayment on Secured Notes	—	(23)	—	—	—	(23)
Net payments of ABL Revolver	—	(110)	—	—	—	(110)
Cash related to the deconsolidation of BPI	—	—	(11)	—	—	(11)
Proceeds from BPI’s new credit facility	—	—	76	—	—	76
Payment of deferred financing costs	—	(1)	—	—	—	(1)
Purchase of noncontrolling interest	—	(3)	—	—	—	(3)

Net cash provided by (used in) financing activities	—	(136)	65	(6)	—	(78)
Effect of exchange rates on cash	—	—	—	1	—	1
Change in cash and cash equivalents	—	14	—	(17)	—	(3)
Cash and cash equivalents at beginning of period	—	9	—	45	—	54

Cash and cash equivalents at end of period	$—	$23	$—	$28	$—	$51

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2012, the end of the period covered by this annual report.

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

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2012, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during our fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below is certain information concerning the individuals serving as our executive officers and members of our Board, including their ages as of March 18, 2013.

Name	Age	Position
Terry R. McCormack	62	President, Chief Executive Officer and Director
Thomas H. Madden	63	Senior Vice President and Chief Financial Officer
Keith A. Wilson	51	President, Global Filtration Group
Jorge C. Schertel	61	President, Affinia Group S.A.
Richard A. Pizarek	57	President, Global Chassis Group
Steven E. Keller	54	Senior Vice President, General Counsel and Secretary
Timothy J. Zorn	60	Vice President, Human Resources
Patrick M. Manning	40	Vice President, Business Development
Samuel T. Quick	53	Vice President, Information Technology
H. David Overbeeke	51	President, Global Brake & Chassis Group (until November 30, 2012)
William M. Lasky	65	Director
James S. McElya	65	Director
Donald J. Morrison	52	Director
Joseph A. Onorato	64	Director
Joseph E. Parzick	57	Director
John M. Riess	70	Director
James A. Stern	62	Director

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

Thomas H. Madden has served as our Senior Vice President and Chief Financial Officer since January 1, 2007. Mr. Madden previously served as our Vice President and Chief Financial Officer from December 1, 2004 until December 31, 2006. Mr. Madden formerly served as Vice President and Group Controller for the Aftermarket Group of Dana since 1998. Prior to that date, Mr. Madden held a variety of positions at Dana Corporation, including General Manager of Operations for Dana’s European Drivetrain and Transmission Group from 1989 to 1992. He earned a B.B.A. in Accounting from the University of Toledo. He also attended the University of Michigan Executive Business School. Mr. Madden serves on the board of directors of Ariston Systems, LLC.

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

Richard A. Pizarek has served as our President, Global Chassis Group since December 1, 2012, having previously served as Vice-President and General Manager of the Global Chassis Group from September 1, 2010 until November 30, 2012. Prior to that, Mr. Pizarek served as Vice President and General Manager of Affinia’s Asia Operations in Shanghai, China. Mr. Pizarek serves on the Board of Directors of QH-Talbros of Delhi, India. Mr. Pizarek earned a B.S. in Mechanical Engineering from Purdue University and an M.B.A. from Indiana University.

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

Samuel T. Quick has served as our Chief Information Officer since November 1, 2012, having previously served as Vice President of Information Technology. He joined us in October, 2007, as the leader of IT Applications Development & Support. Prior to joining Affinia, Mr. Quick served in strategic IT roles at Smurfit Stone, Merck, Alcon Laboratories (Nestle), Tyco Healthcare and Moog Automotive. He is currently a member of the Infor Automotive Executive Council and earned a B.S. degree in Business Administration from Fontbonne University.

William M. Lasky has served as a director on our Board since January 1, 2011. Mr. Lasky served as a member of Accuride Corporation’s Board of Directors from 2007 and as Chairman from 2009 until his decision not to seek reelection following the conclusion of his term in April 2012. In addition to his board service, Mr. Lasky served as President and Chief Executive Officer of Accuride Corporation from September 2008 until February 2011. Mr. Lasky is also Chairman of the Board for Stoneridge, Inc. Mr. Lasky is also a director of BPI Holdings International Inc. Previously, he served as Chairman, President & Chief Executive Officer of JLG Industries and spent much of his career with Dana Corporation. Mr. Lasky is a graduate of both Norwich University and Harvard Business School’s Advanced Management Program. He has served in the United States Army as a Pilot Captain and is a member of the Board of Trustees for Norwich University.

James S. McElya has served as a director on our Board since January 1, 2011. Mr. McElya is currently Chairman of Cooper Standard Holdings Inc. and its principal operating company, Cooper Standard Automotive. Cooper Standard filed for protection under Chapter 11 of the United States Bankruptcy Code in August 2009 and emerged from the Chapter 11 proceedings in May 2010. Previously, he had served as Chief Executive Officer and also previously as Corporate Vice President of Cooper Tire & Rubber Company, the parent company of Cooper Standard, until 2004. Mr. McElya is also a director of BPI Holdings International Inc. Mr. McElya has also served as President of Siebe Automotive Worldwide and over a 22-year period held various senior management positions with Handy & Harman. Mr. McElya is a past chairman of the Motor Equipment Manufacturers Association (MEMA) and Original Equipment Supplier Association (OESA).

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

Joseph A. Onorato has served as a Director on our Board since December 1, 2004. Mr. Onorato also serves as Chairman of the Audit Committee of our Board. Mr. Onorato is also a director of BPI Holdings International Inc. Mr. Onorato was Chief Financial Officer of Echlin, Inc., where he spent 19 years. He served as Treasurer from 1990 to 1994, as Vice President and Treasurer from 1994 to 1997 and as Vice President and Chief Financial Officer from 1997 until the company was acquired by Dana in July 1998. Mr. Onorato served as Senior Vice President and Chief Financial Officer for the Aftermarket Group of Dana from July 1998 until his retirement in September 2000. Mr. Onorato previously worked for PricewaterhouseCoopers LLP. Mr. Onorato also serves on the board of directors of Mohawk Industries Inc. where he is Chairman of the Audit Committee and a member of the Compensation Committee.

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

John M. Riess has served as a Director on our Board since December 1, 2004. Mr. Riess was elected Lead Director on December 2, 2010. He formerly served as Chairman and Chief Executive Officer of Breed Technologies, Inc. from 2000 to 2003 when he retired. Prior to this, Mr. Riess held various management and executive positions within the Gates Rubber Company, serving as Chairman of the Board of Directors and Chief Executive Officer from 1997 to 1999. Mr. Riess is also a director of BPI Holdings International Inc. Mr. Riess also serves on the board of directors of Formed Fiber Technologies, Inc. where he is Chairman of the audit committee and a member of the compensation committee.

James A. Stern has served as a Director on our Board since December 1, 2004. On December 2, 2010, Mr. Stern was elected Chairman of our Board. Mr. Stern also serves as Chairman of the Compensation Committee of our Board. Mr. Stern is also a director of BPI Holdings International Inc. Mr. Stern is Chairman and Chief Executive Officer of Cypress, a position he has held since 1994. Mr. Stern headed Lehman Brothers’ Merchant Banking Group before leaving that firm to help found Cypress. During his 20-year tenure with Lehman, he held senior management positions where he was responsible for the high yield and primary capital markets groups. He also served as co-head of investment banking and was a member of Lehman’s operating committee. Before graduating from Harvard Business School, Mr. Stern earned a B.S. from Tufts University, where he is Chairman of the Board of Trustees. Mr. Stern formerly served on the boards of Lear Corporation, AMTROL, Inc., Med Pointe, Inc., and Cooper-Standard Automotive Inc.

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

Pursuant to the Amended and Restated Stockholders Agreement dated as of November 30, 2012, among Affinia Group Holdings Inc., various Cypress funds, OMERS, The Northwestern Mutual Life Insurance Company, California State Teachers’ Retirement System and Stockwell Fund, L.P., the number of directors serving on the Board of Directors will be no less than seven and no more than eleven. The Stockholders Agreement entitles Cypress to designate three directors. Cypress currently has appointed, Mr. Stern, Mr. Parzick and Mr. McElya. As long as OMERS members own at least 50 percent in the aggregate number of shares owned by them on November 30, 2004, OMERS is entitled to designate one director, who currently is Mr. Morrison. Cypress is entitled to designate three directors not affiliated with any of the parties to the Stockholders Agreement, who currently are Mr. Onorato, Mr. Riess and Mr. Lasky. Additionally, the Stockholders Agreement entitles the individual serving as CEO, currently Mr. McCormack, and another individual serving as one of our senior officers, currently vacant, to seats on the Board of Directors. The Stockholders Agreement also provides that the Nominating Committee of the Board of Directors may from time to time select two additional individuals who must be independent to serve as Directors.

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

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct and ethics is available on our website at www.affiniagroup.com. We will make any legally required disclosures regarding amendments to or waivers of, our code of business conduct on our website.

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

Our named executive officers (the “Named Executive Officers”) for the fiscal year ended December 31, 2012 were: Terry R. McCormack (President and Chief Executive Officer), Thomas H. Madden (Senior Vice President and Chief Financial Officer), H. David Overbeeke (former President, Global Brake & Chassis Group), Keith A. Wilson (President, Global Filtration Group), Jorge C. Schertel (President, Affinia Group S.A.) and Steven E. Keller (Senior Vice President, General Counsel and Secretary).

Compensation Committee Role

The Compensation Committee, composed entirely of non-management directors, administers our executive compensation program. The role of the Compensation Committee is to oversee our compensation and benefit plans and policies, administer our parent company’s 2005 Stock Plan (including reviewing and approving equity grants to executive officers), establish annual goals and objectives for our Chief Executive Officer, and review and approve annually all compensation decisions relating to executive officers, including our Named Executive Officers. The Compensation Committee recognizes the importance of maintaining sound principles for the development and administration of compensation and benefit programs, as well as ensuring that we maintain strong links between executive pay and performance. The Compensation Committee’s charter details the Compensation Committee’s specific responsibilities and functions. The Compensation Committee annually reviews its charter, with the most recent review occurring at the Compensation Committee’s March 7, 2012 meeting. The full text of the Compensation Committee’s charter is available on our website at www.affiniagroup.com. The Compensation Committee’s membership is determined by our Board of Directors and its meeting agendas are established by the Committee Chair. Our Chief Executive Officer, Chief Financial Officer and General Counsel generally attend meetings of the Compensation Committee, but do not attend executive sessions and do not participate in determining their specific compensation. There were five formal meetings of the Compensation Committee in 2012, four of which included an executive session. Executive sessions are held with the Compensation Committee members only. The Compensation Committee holds meetings in person, by telephone and also considers and takes action by written consent.

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

For fiscal 2012, the Compensation Committee determined that amounts payable under the cash incentive award program would depend on our company consolidated adjusted EBITDA performance, the adjusted EBITDA performance of our business units and a discretionary amount based on the achievement of working capital levels and the overall debt level of the Company. While individual performance accounted for 25% of the target bonus opportunity for all executive officers for 2011, the Compensation Committee determined that working capital levels and overall debt levels would replace the individual performance component of the cash incentive award program in order to emphasize the importance of these financial measures in creating value for our shareholders. In addition, in order to strike a balance between performance at the business unit level and overall Company performance, the Compensation Committee determined that company consolidated adjusted EBITDA performance would account for 37.5% of fiscal 2012 target bonus opportunity for Messrs. Overbeeke, Wilson and Schertel and that adjusted EBITDA performance at the business unit level would determine 37.5% of their respective target bonus opportunities. For Messrs. McCormack, Madden, Keller and the other executive officers at the corporate level, in order to emphasize the Company’s consolidated performance, the Compensation Committee determined that company consolidated adjusted EBITDA would determine 75% of Messrs. McCormack, Madden and Keller’s target bonus opportunity.

We established the company consolidated and the business unit adjusted EBITDA performance levels for our 2012 non-equity incentive awards such that the threshold performance levels were reasonably likely to be achieved, the target performance levels required significant improvement over actual 2011 performance, and the maximum performance levels were substantially more challenging to achieve.

Our overall EBITDA performance for fiscal 2012, as adjusted by the Compensation Committee, was $196 million. Adjusted EBITDA for this purpose was calculated as follows ($ millions):

Net income from continuing operations	$22
Income tax provision	48
Depreciation and amortization	24
Interest expense	63
EBITDA from discontinued operations(1)	(3)

EBITDA	154
Restructuring expenses	21
Other(2)	21

Adjusted EBITDA for Compensation Purposes	$196

(1)	EBITDA from discontinued operations excludes the impairment that is explained in Note 3. Discontinued Operation – Brake which is included in Item 8 of this report.
(2)	Consists mainly of adjustments for certain expenses relating to a strategic evaluation of each of our business units as well as costs associated with the potential sale of and subsequent distribution of the Brake business.

Business unit EBITDA is calculated on a comparable basis. Detail describing how non-equity incentive plan awards for fiscal 2012 were calculated appears below under “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2011 Table.”

We have also adopted a non-qualified deferred compensation program pursuant to which our executive officers can elect to defer all or a portion of their non-equity incentive awards. Any deferred amount is notionally invested in Holdings’ common stock and a portion is matched in the form of an additional notional investment in Holdings’ common stock. The principal terms of the non-qualified deferred compensation program appear below under “—Non-Qualified Deferred Compensation.” In addition, for fiscal 2012 the Compensation Committee approved an additional contribution of 30% of the amount of an executive officer’s cash-based incentive award, which would vest on the same terms as the 25% matching contribution, if the Company achieved company consolidated adjusted EBITDA performance at or above the target performance level. However, since the Company did not achieve the target performance level, there were no additional contributions made pursuant to this program.

(C)	Long-Term Equity Incentive Awards

We provide long-term equity incentive awards in the form of stock options or restricted stock units to each of our executive officers. The Compensation Committee believes that these awards align the interests of our executive officers with those of our investors and provide an effective incentive for our executive officers to remain with us. The principal terms of the restricted stock unit grants are described below under “—Outstanding Equity Awards at 2012 Fiscal Year-End.”

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

Our executive compensation decisions are based primarily upon our assessment of each executive’s leadership and operational performance and potential to enhance long-term shareholder value. We rely on our judgment about each individual (and not on rigid formulas or temporary fluctuations in business performance) in determining the optimal magnitude and mix of compensation elements and whether each payment or award provides an appropriate incentive for performance that sustains and enhances long-term shareholder value. Key factors affecting our judgment include the executive officer’s performance compared to the financial, operational and strategic goals established for the executive at the beginning of the year; nature, scope and level of responsibilities; contribution to our financial results, particularly with respect to key metrics such as EBITDA, net working capital and cash flow; effectiveness in leading our restructuring plans and contribution to our commitment to corporate responsibility, including success in creating a culture of integrity and compliance with applicable laws and our ethics policies. The importance of each factor varies by individual. We also consider each executive’s current salary and prior-year bonus, the recommendations of our Chief Executive Officer regarding compensation for the executives he directly supervises, the appropriate balance between incentives for long-term and short-term performance, the compensation paid to the executive’s peers within the Company. From time to time, the Compensation Committee also receives independent advice on competitive practices from Towers Watson. When using peer data to evaluate executive compensation, the Compensation Committee may consider ranges of compensation paid by others for a particular position, both by reference to comparative groups of companies of similar size and stature and, more particularly, a group comprised of our direct competitors, as one point of reference when making compensation decisions regarding total compensation or particular elements of compensation under consideration. The Compensation Committee does not typically use information with respect to our peer companies and other comparable public companies to establish targets for total compensation, or any element of compensation, or otherwise numerically benchmark its compensation decisions. For example, the Compensation Committee has in prior years reviewed pay data for a range of companies in connection with the review of base salaries for our Named Executive Officers. The Compensation Committee did not, however, use third-party data in establishing fiscal 2012 compensation for our Named Executive Officers. None of our Named Executive Officers (including our Chief Executive Officer) participate in determining their specific compensation. In addition, we review the total compensation potentially payable to, and the benefits accruing to, the executive, including (1) current value of outstanding equity incentive awards and (2) potential payments under each executive’s employment agreement upon termination of employment or a change in control.

Employment, Severance and Change in Control Agreements

On July 21, 2005, we entered into employment agreements with Messrs. McCormack, Madden, Wilson and Keller, with substantially identical terms, except as noted below. On December 15, 2008, we entered into Amended and Restated Employment Agreements with each of those executives to effectuate certain non-material amendments for compliance with Section 409A of the Internal Revenue Code and, on August 11, 2010, we entered into an amendment to each of the Amended and Restated Employment Agreements to effectuate certain non-material clarifications to the termination provisions thereof.

Each employment agreement has an initial employment term which commenced as of May 1, 2005 and is automatically extended for successive one-year periods on each December 31 unless either party provides the other 90 days prior written notice that the employment term will not be so extended. Under the employment agreements, Messrs. McCormack, Wilson, Madden and Keller are each entitled to a specified base salary, subject to increases, if any, as determined by the Compensation Committee. Effective January 1, 2013, the base salaries for Messrs. McCormack, Wilson, Madden and Keller pursuant to their employment agreements were increased to $747,000, $515,000, $345,000, and $345,000, respectively, as the same may be increased from time to time. In addition, the employment agreements provide that these Named Executive Officers are eligible to earn target annual cash incentive awards as a percentage of base salary (100% for Messrs. McCormack and Wilson and 80% for Messrs. Madden and Keller) upon the achievement of performance goals established by the Compensation Committee. Messrs. McCormack, Wilson, Madden and Keller are entitled to higher awards for performance in excess of targeted performance goals, lower awards for performance that does not meet targeted performance goals and no award for performance that does not meet threshold performance goals.

On June 28, 2008, we entered into a letter agreement with Mr. Overbeeke, outlining the principal terms of his employment relationship with us. The letter agreement provided that Mr. Overbeeke is entitled to a specified base salary, subject to annual adjustment, if any, as determined by the Compensation Committee. Mr. Overbeeke’s employment with us ended on November 30, 2012 following the distribution of our Brake North America and Asia group to our shareholders.

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

The Option Exchange was completed on October 18, 2010 and all of the option holders who were eligible for the Option Exchange elected to participate in the exchange. The restricted stock units granted in connection with the Option Exchange are governed by the 2005 Stock Plan and a Restricted Stock Unit Agreement entered into by each grantee, including each of our Named Executive Officers. The restricted stock units granted in connection with the Option Exchange are subject to performance-based vesting restrictions, which have been modified from the performance and time-based vesting restrictions applicable to the options for which they were issued in the Option Exchange. The RSUs will vest if (i) the RSU holder remains employed with Affinia Group Holdings Inc. on the date that either of the following vesting conditions occurs and (ii) either of the following vesting conditions occurs on or prior to the date on which Cypress ceases to hold any remaining Affinia Group Holdings Inc. common stock:

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

Following a “qualifying termination” of the holder’s employment due to an involuntary termination by us without cause or due to the holder’s death, disability or retirement, the restricted stock units granted in connection with the Option Exchange will also vest if either of the performance conditions described above is met upon or prior to the first to occur of (1) a final exit by Cypress of its equity investment in Holdings or (2) one year following the termination date. In connection with the distribution of our Brake North America and Asia group, the Board of Directors of the Company determined that distribution of our Brake North America and Asia group would constitute a “qualifying termination” for each holder (including Mr. Overbeeke) employed in the Company’s Brake business on the date of the distribution.

See Note 10. “Stock Incentive Plan” of our Consolidated Financial Statements contained in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for more information about the Option Exchange.

The following table sets forth certain information concerning the options surrendered by, and the restricted stock units granted to, each of our Named Executive Officers in connection with the Option Exchange.

Name and Principal Position	Exchanged Options		Restricted Stock Units Received
	Number of Shares	Exercise Price
Terry R. McCormack, President and Chief Executive Officer	12,467	$100	50,000
Thomas H. Madden, Senior Vice President and Chief Financial Officer	5,827	$100	15,000
H. David Overbeeke, President, Global Brake & Chassis Group	3,300	$100	50,000
Keith A. Wilson, President, Global Filtration Group	6,800	$100	30,000
Jorge C. Schertel, President, Affinia Group S.A.	2,213	$100	10,000
Steven E. Keller Senior Vice President, General Counsel and Secretary	4,707	$100	10,000

Summary Compensation Table

The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our President and Chief Executive Officer, our Senior Vice President and Chief Financial Officer, and each of our three other most highly compensated executive officers serving as of December 31, 2012 and Mr. Overbeeke, who would otherwise have been included in our three other most highly compensated executive officers during 2012 but for the fact that he was no longer employed by us as of November 30, 2012. We collectively refer to these six individuals herein as the Named Executive Officers. Mr. McCormack also served as a Director but received no separate remuneration in that capacity.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation(2) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation(3) ($)	Total ($)
Terry R. McCormack President and Chief Executive Officer	2012	725,000	-0-	-0-	-0-	243,673	-0-	62,916	1,031,589
	2011	725,000	-0-	-0-	-0-	-0-	-0-	38,512	763,512
	2010	650,000	-0-	4,372,958	-0-	557,050	-0-	102,800	5,682,808
Thomas H. Madden Senior Vice President and Chief Financial Officer	2012	335,000	-0-	-0-	-0-	90,075	-0-	33,527	458,602
	2011	335,000	-0-	-0-	-0-	-0-	-0-	23,636	358,636
	2010	300,000	-0-	1,142,325	-0-	222,720	-0-	50,155	1,715,200

Keith A. Wilson President, Global Filtration Group	2012	500,000	-0-	-0-	-0-	315,350	-0-	54,965	870,315
	2011	500,000	-0-	-0-	-0-	-0-	-0-	29,460	529,460
	2010	412,500	-0-	2,679,032	-0-	569,250	-0-	75,643	3,736,425
Jorge C. Schertel(4) President, Affinia Group S.A.	2012	331,078	-0-	-0-	-0-	39,875	-0-	85,203	456,156
	2011	349,610	-0-	-0-	-0-	-0-	-0-	94,945	444,555
	2010	360,447	-0-	897,345	-0-	225,885	-0-	124,857	1,608,534
Steven E. Keller Senior Vice President, General Counsel and Secretary	2012	335,000	-0-	-0-	-0-	90,075	-0-	31,211	456,286
H. David Overbeeke(5) President, Global Brake & Chassis Group	2012	595,833	-0-	-0-	-0-	255,732	-0-	101,336	952,901
	2011	650,000	-0-	-0-	-0-	-0-	-0-	115,674	765,674
	2010	600,000	-0-	5,117,842	-0-	182,400	-0-	134,023	6,034,265

(1)	The amounts reported for 2010 reflect the incremental fair value of restricted stock units granted during the fiscal year in connection with the Option Exchange in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation” (“ASC Topic 718”). This was not the value actually received. The actual value the Named Executive Officers may receive will depend on whether the performance criteria are met and, if so, the fair market value of Holdings’ common stock at that time. The incremental fair value under ASC Topic 718 was determined by calculating the fair value of the restricted stock units on October 18, 2010, the closing date of the Option Exchange, minus the fair value of the outstanding options on October 18, 2010. The fair value of each Named Executive Officer’s outstanding options on October 18, 2010, immediately preceding the Option Exchange was as follows: McCormack: $1,013,042; Madden: $473,475; Overbeeke: $268,158; Wilson: $552,568; and Schertel: $179,855. The fair value of the restricted stock units received in connection with the Option Exchange was calculated by multiplying the number of restricted stock units awarded by the fair market value of the restricted stock units on the date of the grant, immediately following the Option Exchange, assuming that the restricted stock units vest on satisfaction of the vesting condition described as the “Cypress Scenario” in Note 12. “Stock Incentive Plan – Restricted Stock Units” of our Consolidated Financial Statements contained in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Assuming the restricted stock units vest on satisfaction of the vesting condition described as the “IPO Scenario” in Note 12 to our Consolidated Financial Statements, the fair market value of the restricted stock units would have been increased and the incremental fair value amounts reported would change as follows: McCormack: $5,199,458; Madden: $1,390,275; Overbeeke: $5,944,342; Wilson: $3,174,932; and Schertel: $1,062,645.

(2)	We report non-equity incentive plan compensation for the year in which such compensation is determined against annual performance metrics, regardless of whether it is paid in that year, or the following year, or is deferred under our non-qualified deferred compensation plan. Amounts reported for Mr. Overbeeke reflect a pro-rata annual bonus paid in respect of his employment with us through November 30, 2012.
(3)	The components of this column for 2012 are detailed in the “Incremental Cost of Perquisites and Other Compensation Table” below.
(4)	Amounts reported in the salary column reflect Mr. Schertel’s base salary ($296,601 for fiscal 2012) and an additional payment in respect of vacation ($34,477 for fiscal 2012) as required under Brazilian law. Amounts for Mr. Schertel reported in the salary column for 2010 have been converted from Brazilian Reals to U.S. Dollars at an exchange rate of .6020 U.S. Dollars for each Brazilian Real, which was the exchange rate in effect on December 31, 2010, for 2011 at a rate of .53568 U.S. Dollars for each Brazilian Real, which was the exchange rate in effect on December 31, 2011 and for 2012 at a rate of .48940 U.S. Dollars for each Brazilian Real, which was the exchange rate in effect on December 31, 2012.
(5)	The amounts for 2012 reflect payments made through November 30, 2012, the date Mr. Overbeeke left service with us.

Incremental Cost of Perquisites and Other Compensation in 2012 Table

Name and Principal Position	Tax Preparation ($)	Vehicle Allowance ($)	Life Insurance Premium ($)	401(k) Basic Contribution(1) ($)	Tax Gross- Up(2) ($)	Deferred Compensation Matching Contribution ($)(3)	Other(4) ($)	Total ($)
Terry R. McCormack President and Chief Executive Officer	575	18,000	1,188	7,500	255	35,398	-0-	62,916

Thomas H. Madden Senior Vice President and Chief Financial Officer	550	15,000	549	7,500	244	9,684	-0-	33,527

Keith A. Wilson President, Global Filtration Group	482	18,000	819	7,500	711	26,456	997	54,965

Jorge C. Schertel President, Affinia Group S.A.	-0-	-0-	1,690	-0-	-0-	5,607	77,906	85,203

Steven E Keller Senior Vice President, General Counsel and Secretary	864	15,000	549	7,500	406	6,892	-0-	31,211

H. David Overbeeke President, Global Brake & Chassis Group	1,714	18,000	724	7,500	23,915	-0-	49,483	101,336

(1)	We contribute 3% of a U.S. employee’s earnings to the employee’s 401(k) account, subject to Internal Revenue Service limitations.
(2)	The amounts in this column constitute the tax gross-up expense incurred in respect of tax preparation costs shown in the table and, for Mr. Wilson, the tax gross-up expense ($711) incurred in respect of our reimbursement of certain spousal travel expenses and, for Mr. Overbeeke, the tax gross-up expense ($6,891) incurred in respect of health insurance costs and the tax gross-up expense ($16,238) incurred in respect of our reimbursement of certain travel and living expenses shown in the “Other” column of the table.
(3)	Represents the amount of the matching contribution made by us in accordance with our non-qualified deferred compensation plan. Matching contributions are reported for the year in which the non-equity incentive compensation, against which the applicable deferral election is applied, has been earned (regardless of whether such matching contribution is actually credited to the Named Executive Officer’s non-qualified deferred compensation account in that year or the following year).
(4)	The amount in this column for Mr. Overbeeke reflects expenses incurred to continue the health insurance coverage Mr. Overbeeke maintained prior to becoming our employee ($15,505) and our reimbursement of Mr. Overbeeke’s expenses incurred in commuting from his primary residence in Connecticut to our McHenry, IL offices and of his living expenses while in McHenry, IL ($33,978). The amount in this column for Mr. Wilson reflects certain spousal travel expenses ($997) reimbursed by us. The amount in this column for Mr. Schertel is composed of a Brazilian government mandated severance fund payment in Mr. Schertel’s name ($25,789), a company contribution to a defined contribution plan on Mr. Schertel’s behalf ($36,181), a meal allowance at our cafeteria ($1,959), reimbursement of dues for a social club ($3,274) and reimbursement of operating costs for Mr. Schertel’s vehicle ($10,703).

Grants of Plan-Based Awards in 2012 Table

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Threshold ($)	Target ($)	Maximum ($)
Terry R. McCormack President and Chief Executive Officer	0	725,000	1,268,750

Thomas H. Madden Senior Vice President and Chief Financial Officer	0	268,000	469,000

Keith A. Wilson President, Global Filtration Group	0	500,000	875,000

Jorge C. Schertel President, Affinia Group S.A.	0	237,281	415,242

Steven E. Keller Senior Vice President, General Counsel and Secretary	0	268,000	469,000

H. David Overbeeke President, Global Brake & Chassis Group	0	650,000	1,137,500

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2011 Table

Non-Equity Incentive Plan Awards

The Compensation Committee provides for non-equity incentive plan awards in the form of an annual cash incentive award plan. In fiscal 2012, 75% of the amounts payable under this plan were based on our full-year adjusted EBITDA performance (either company consolidated or for specified business units or a combination of the two) and the Compensation Committee’s discretion based on their assessment of working capital levels and overall debt levels determined the remaining 25% of each Named Executive Officer’s target bonus opportunity. The target bonus opportunity is determined as a percentage of the Named Executive Officer’s base salary, which, in the case of our Named Executive Officers, was 100% for Messrs. McCormack, Overbeeke and Wilson, 80% for Messrs. Madden, Keller and Schertel.

In fiscal 2012, for Messrs. McCormack, Madden and Keller, our company consolidated adjusted EBITDA performance determined 75% of their target bonus opportunity, with the Compensation Committee’s discretion based on their assessment of working capital levels and overall debt levels determining the remaining 25%. In fiscal 2012, for Messrs. Wilson and Schertel, company consolidated adjusted EBITDA performance determined 37.5% of their target bonus opportunity, the adjusted EBITDA performance of each of their respective business units determined 37.5% of their target bonus opportunity, and the Compensation Committee’s discretion based on their assessment of working capital objectives and debt levels determined the remaining 25%. In fiscal 2012, for Mr. Overbeeke, company consolidated adjusted EBITDA performance determined 37.5% of his target bonus opportunity, a combination of the adjusted EBITDA performance of the Brake products business (28.125%) and the adjusted EBITDA performance of the Chassis products business (9.375%) determined 37.5% of his target bonus opportunity, with the Compensation Committee’s discretion based on their assessment of working capital levels and overall debt levels determining the remaining 25%.

Under the non-equity incentive plan, there are threshold, target and maximum performance levels that have been established for each of the relevant adjusted EBITDA performance goal components. If a performance level in excess of the threshold performance level for any adjusted EBITDA performance goal component is not achieved, no bonus is earned with respect to that component. At the threshold adjusted EBITDA performance levels, the Named Executive Officers are entitled to payouts equal to 0% of the weighting assigned to such component. At an intermediate adjusted EBITDA performance level, the Named Executive Officers are entitled to payouts equal to 75% of the weighting assigned to their respective adjusted EBITDA performance components. At the budgeted adjusted EBITDA performance levels, the Named Executive Officers are entitled to payouts equal to 150% of the weighting assigned to their respective adjusted EBITDA performance component(s). Performance above the performance goal component target levels entitles the Named Executive Officers to non-equity incentive awards in excess of their target bonus opportunity, up to a maximum of 175% of the weighting assigned to their respective adjusted EBITDA performance component(s). For actual adjusted EBITDA performance results that fall between the specified performance levels, the payout percentages for the respective components are adjusted on a linear basis.

For fiscal 2012, the threshold, intermediate, budgeted and maximum company consolidated adjusted EBITDA performance levels were $186.5 million, $214.3 million, $244.8 million and $255.0 million, respectively. The Company consolidated adjusted EBITDA performance levels were subsequently adjusted downward to reflect a reduction in EBITDA following the disposition of our Brake North America and Asia group resulting in a threshold level of $177.9 million and a budgeted level of $239.5 million. With respect to fiscal 2012, business unit and company consolidated adjusted EBITDA target performance levels were set at challenging levels, which required significant improvement over fiscal 2011 business unit performance. Threshold business unit adjusted EBITDA performance levels ranged from 60% to 92% of target and maximum business unit adjusted EBITDA performance levels ranged from 106% to 130% of target. For fiscal 2012, actual company consolidated EBITDA performance was $196.3 million, which resulted in a weighting assigned to this performance component of 33.61 percent.

With respect to the working capital levels and overall debt levels component that determines 25% of each Named Executive Officer’s target bonus opportunity, the payout percentage can range from 0% to a maximum of 175% of the weight assigned to this component. For actual performance ratings that fall between the specified performance levels, the payout percentage for the performance component is adjusted on a linear basis.

The following table illustrates the operation of the cash incentive award program for fiscal 2012:

			Percent of Bonus Opportunity
Name	Bonus Opportunity as Percent of Salary and Dollar Value	Performance Factor	Threshold	Budget	Maximum	Percent Achieved	Actual Dollar Value Awarded Based on Percent Achieved ($)
Terry R. McCormack	100% - $725,000	Company Adjusted EBITDA	0%	112.5%	131.25%	33.61%	243,673
		Working Capital/Debt Levels	0%	37.5%	43.75%	-0-	-0-

						33.61%	243,673

Keith A. Wilson	100% - $500,000	Company Adjusted EBITDA	0%	56.25%	65.625%	16.80%	84,025
		Global Filtration Adjusted EBITDA	0%	56.25%	65.625%	34.70%	173,494
		Working Capital/Debt Levels	0%	37.5%	43.75%	11.57%	57,831

						63.07%	315,350

Thomas H. Madden	80% - $268,000	Company Adjusted EBITDA	0%	112.5%	131.25%	33.61%	90,075
		Working Capital/Debt Levels	0%	37.5%	43.75%	-0-	-0-

						33.61%	90,075

Jorge C. Schertel	80% - $237,281	Company Adjusted EBITDA	0%	56.25%	65.625%	16.80%	39,875
		Affinia Group South America Adjusted EBITDA	0%	56.25%	65.625%	-0-	-0-
		Working Capital/Debt Levels	0%	37.5%	43.75%	-0-	-0-

						16.80%	39,875

Steven E. Keller	80% - $268,000	Company Adjusted EBITDA	0%	112.5%	131.25%	33.61%	90,075
		Working Capital/Debt Levels	0%	37.5%	43.75%	-0-	-0-

						33.61%	90,075

			Percent of Bonus Opportunity
Name	Bonus Opportunity as Percent of Salary and Dollar Value	Performance Factor	Threshold	Budget	Maximum	Percent Achieved	Actual Dollar Value Awarded Based on Percent Achieved ($)
H. David Overbeeke	100% - $650,000	Company Adjusted EBITDA	0%	56.25%	65.625%	16.80%	100,130
		Brake products business Adjusted EBITDA	0%	42.1875%	49.21875%	26.12%	155,602
		Chassis products Business Adjusted EBITDA	0%	14.0625%	16.40625%	-0-	-0-
		Working Capital/Debt Levels	0%	37.5%	43.75%	-0-	-0-

						42.92%	255,732

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

Transferability . Unless otherwise determined by the Compensation Committee, awards granted under the 2005 Stock Plan are not transferable other than by will or by the laws of descent and distribution.

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

Outstanding Equity Awards at 2012 Fiscal Year-End

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(1)	Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Terry R. McCormack President and Chief Executive Officer			50,000	8,660,000
Thomas H. Madden Senior Vice President and Chief Financial Officer			15,000	2,598,000
H. David Overbeeke President, Global Brake & Chassis Group			50,000	8,660,000
Keith A. Wilson President, Global Filtration Group			30,000	5,196,000
Jorge C. Schertel President, Affinia Group S.A.			10,000	1,732,000
Steven E. Keller Senior Vice President, General Counsel and Secretary			10,000	1,732,000

(1)	As of December 31, 2012, all outstanding equity awards granted to our Named Executive Officers were in the form of performance-based restricted stock units granted pursuant to our 2005 Stock Plan in connection with the Option Exchange. The restricted stock units are subject to the vesting criteria described above under “Compensation Discussion and Analysis—Option Exchange Program.”
(2)	Because Holdings’ common stock is not publicly traded, the market value of the outstanding restricted stock units is based on the value of Holdings’ common stock as of December 31, 2012 of $173.20.

Option Exercises and Stock Vested in 2012

None of our Named Executive Officers held any stock options in 2012, nor have any of them received in 2012 any restricted stock, or other awards of shares of stock which have vested.

Pension Benefits for 2012

We do not sponsor a defined benefit plan for our U.S. employees. However, we do offer a defined contribution (401(k)) plan for our U.S. employees pursuant to which we contribute 3% of an employee’s earnings, all subject to applicable Internal Revenue Service limitations. We also maintain a defined contribution plan for certain of our employees in Brazil, including Mr. Schertel, pursuant to which we contribute 12.5% of Mr. Schertel’s base salary each year.

Although we maintain defined benefit plans for our employees in Canada, none of our Named Executive Officers participate in or are entitled to receive benefits pursuant to any defined benefit plan sponsored by us.

Non-Qualified Deferred Compensation for 2012

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

Non-qualified Deferred Compensation

Name	Executive Contributions in Last Fiscal Year(1) ($)	Registrant Contributions in Last Fiscal Year(1) ($)	Aggregate Earnings in Last Fiscal Year(2) ($)	Aggregate Withdrawals/ Distributions(3) ($)	Aggregate Balance at Last Fiscal Year End(4) ($)
Terry R. McCormack President and Chief Executive Officer	141,591	35,398	228,762	-0-	1,123,288

Thomas H. Madden Senior Vice President and Chief Financial Officer	38,738	9,684	86,982	(174,075)	408,234

H. David Overbeeke President, Global Brake & Chassis Group	-0-	-0-	48,296	-0-	199,781

Keith A. Wilson President, Global Filtration Group	105,823	26,456	208,315	-0-	993,998

Jorge C. Schertel President, Affinia Group, S.A.	22,428	5,607	81,961	(214,635)	367,076

Steven E. Keller Senior Vice President, General Counsel and Secretary	27,568	6,892	61,356	(87,048)	291,778

(1)	All executive contributions and registrant contributions reported in the Non-Qualified Deferred Compensation Table have been reported in the Summary Compensation Table as compensation in 2012.
(2)	Aggregate earnings reflects the earnings on executive and registrant contributions based on the increase in value of Holdings’ common stock during 2012. The amounts reported are not considered compensation reportable in the Summary Compensation Table.
(3)	All distributions were paid in shares of Holdings’ common stock.
(4)	Aggregate balance includes contributions made by the Named Executive Officer (other than Mr. Keller who was not a Named Executive Officer in prior fiscal years in which the non-qualified deferred compensation program was in effect) in prior fiscal years and the matching contribution made by the Company in prior fiscal years which were reported in the Summary Compensation Table for previous years as follows: McCormack: $490,487 and $122,622, respectively; Madden: $268,045 and $67,011 respectively; Overbeeke: $104,484 and $26,121, respectively; Wilson: $436,737 and $109,184, respectively; and Schertel: $279,340 and $69,835, respectively.

Potential Payments Upon Termination or Change in Control

Termination Provisions of Employment Agreements

Each of our Named Executive Officers (other than Mr. Overbeeke and Mr. Schertel) has entered into an employment agreement with us. Under the employment agreements and Mr. Overbeeke’s letter agreement, each Named Executive Officer (other than Mr. Schertel) is entitled to the following payments and benefits in the event of a termination by us “without cause” (as defined in the employment agreements) or in the case of Messrs. McCormack, Wilson, Madden and Keller, by the executive for “good reason” (as defined in the employment agreements) during the employment term: (1) subject to the executive’s compliance with the restrictive covenants described below, an amount equal to the “severance multiple” (2.0 for each of Messrs. McCormack, Overbeeke and Wilson; 1.5 for Messrs. Madden and Keller) times the sum of base salary and the “average annual bonus” paid under the agreement for the preceding two years (the “Multiplier”), payable as follows: an amount equal to 1 times the Multiplier to be paid in equal monthly installments for 12 months following termination of employment and the balance to be paid in a lump sum on the first anniversary of the termination of the executive’s employment; (2) a pro-rata annual bonus for the year of termination; and (3) continued medical and dental coverage at our cost, on the same basis made available for active employees for a period of years corresponding with the severance multiple; provided that, if such coverage is not available for any portion of such period under our medical plans, we must arrange for alternate comparable coverage. In addition, if the executive (other than Mr. Overbeeke and Mr. Schertel) is terminated by us without cause or the executive resigns for good reason within two years following a change in control, the executive shall be entitled to a supplemental payment equal to the excess, if any, of (X) the product of the severance multiple times the executive’s target annual bonus, over (Y) the product of the severance multiple times the average annual bonus described above.

In addition, under the terms of the employment agreements, in the event the employment term ends due to election by either party not to extend the employment term, then the executive shall be entitled, subject to the executive’s compliance with the restrictive covenants described below, to (x) if we elect not to extend the employment term or, in the case of Messrs. McCormack and Wilson, if the executive elects not to extend the employment term, an amount equal to the “severance multiple” times the base salary, payable as follows: an amount equal to one times the base salary to be paid in 12 equal monthly installments following termination of employment and the balance to be paid in a lump sum on the first anniversary of the termination of the executive’s employment and (y) if, in the case of Messrs. Madden and Keller, the executive elects not to extend the employment term, an amount equal to one times the base salary paid in equal monthly installments over 12 months.

Each executive (including Mr. Overbeeke and Mr. Schertel) is restricted (either pursuant to their employment agreement or a separate agreement), for a period following termination of employment (24 months for Messrs. McCormack, Overbeeke and Wilson; 18 months for Messrs. Madden and Keller (or 12 months for Messrs. Madden and Keller if their employment agreement expires due to their election not to extend the term); 12 months for Mr. Schertel), from (1) soliciting in competition certain of our customers, (2) competing with us or entering the employment or providing services to entities who compete with us or (3) soliciting or hiring our employees. The specific agreement containing these restrictions also provides that the Company may cease further payments and pursue its other rights and remedies in the event of a breach by the executive. Mr. Schertel’s contract containing the foregoing restrictions includes our agreement to pay him an amount equal to his annual base salary to be paid in 12 equal monthly installments if we terminate his employment without cause.

Total Potential Payout Assuming Termination Event Occurred on December 31, 2012

			Termination by Company Without Cause or by Executive for Good Reason(1)			Termination Due to Non-Renewal of Employment Agreement
Name	Benefit		Normally ($)	After Change in Control ($)	Termination by Company for Cause ($)	By Company ($)	By Executive ($)	Voluntary Resignation by Executive ($)	Retirement, Death or Disability(3) ($)
Terry R. McCormack President and Chief Executive Officer	•	Severance	2,007,050	2,900,000	N/A	1,450,000	1,450,000	N/A	N/A
	•	Continued health coverage	22,918	22,918	N/A	N/A	N/A	N/A	N/A
	•	Accelerated vesting of matching contribution(3)	0	94,106	0	0	0	0	94,106

Total			2,029,968	3,017,024	0	1,450,000	1,450,000	0	94,106

Thomas H. Madden Senior Vice President and Chief Financial Officer	•	Severance	669,540	904,500	N/A	502,500	335,000	N/A	N/A
	•	Continued health coverage	17,189	17,189	N/A	N/A	N/A	N/A	N/A
	•	Accelerated vesting of matching contribution(3)	0	36,121	0	0	0	0	36,121

Total			686,729	957,810	0	502,500	335,000	0	36,121

Keith A. Wilson President, Global Filtration Group	•	Severance	1,569,250	2,000,000	N/A	1,000,000	1,000,000	N/A	N/A
	•	Continued health coverage	34,144	34,144	N/A	N/A	N/A	N/A	N/A
	•	Accelerated vesting of matching contribution(3)	0	64,753	0	0	0	0	64,753

Total			1,603,394	2,098,897	0	1,000,000	1,000,000	0	64,753

			Termination by Company Without Cause or by Executive for Good Reason(1)			Termination Due to Non-Renewal of Employment Agreement
Name	Benefit		Normally ($)	After Change in Control ($)	Termination by Company for Cause ($)	By Company ($)	By Executive ($)	Voluntary Resignation by Executive ($)	Retirement, Death or Disability(2) ($)
Jorge C. Schertel President, Affinia Group S.A.	•	Severance	296,601	296,601	N/A	N/A	N/A	N/A	N/A
	•	Continued health coverage	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	•	Accelerated vesting of matching contribution(3)	0	38,546	0	0	0	0	38,546

Total			296,601	335,147	0	0	0	0	38,546

Steven E. Keller Senior Vice President, General Counsel and Secretary	•	Severance	669,540	904,500	N/A	502,000	335,000	N/A	N/A
	•	Continued health coverage	34,144	34,144	N/A	N/A	N/A	N/A	N/A
	•	Accelerated vesting of matching contribution(3)	0	27,251	0	0	0	0	27,251

Total			703,684	965,895	0	502,000	335,000	0	27,251

H. David Overbeeke President, Global Brake & Chassis Group	•	Severance	1,482,400	1,482,400	N/A	N/A	N/A	N/A	N/A
	•	Continued health coverage	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	•	Accelerated vesting of matching contribution(3)	0	21,203	0	0	0	0	21,203

Total			1,482,400	1,503,603	0	0	0	0	21,203

(1)	The ability of an executive to terminate for good reason applies only to Messrs. McCormack, Madden, Wilson and Keller.
(2)	Upon retirement, death or disability, the Named Executive Officer (or his estate) is entitled to receive any earned but unpaid cash incentive award plus a pro-rata portion of any annual cash incentive award that the Named Executive Officer would have earned had his employment not terminated. In addition, on death, each of our Named Executive Officer’s designated beneficiaries would be entitled to receive life insurance proceeds equal to 1.5 times the Named Executive Officer’s base salary (with the exception of Mr. Schertel whose life insurance policy has a face amount of $333,575.
(3)	Amounts do not include previously vested amounts under our deferred compensation plan. However, in accordance with the terms of our deferred compensation plan, any unvested matching contributions made by us will vest immediately upon the retirement, death or disability of the participant or upon any change-in-control or initial public offering of Holdings common stock that occurs prior to a participant’s separation from service. If any of the foregoing events had occurred on December 31, 2012, then our prior unvested matching contributions in the following amounts would have vested on such date: Mr. McCormack: $94,106; Mr. Madden: $36,121; Mr. Overbeeke: $21,203; Mr. Wilson: $64,753; Mr. Keller: $27,251; and Mr. Schertel: $38,545. In addition, in the event of a change in control, a participant’s entire account balance, including any unvested matching contributions that vest as a result of the change in control, will be distributed in a lump sum cash payment no later than thirty days following the date of the change in control (see the amounts in the “Aggregate Balance at Last Fiscal Year End” column in the non-qualified deferred compensation table above).

Director Compensation for 2012

The annual retainer for non-management directors is $75,000. The Chairman of the Board is paid an additional $15,000 annually. Mr. Riess, as Lead Director, is paid an additional $25,000 annually. The chair of our Audit Committee is paid an additional $50,000 annually in recognition of the Audit Committee chair’s expanded responsibilities. The Chair of our Compensation Committee and the Chair of our Nominating Committee each are paid an additional $10,000 annually.

The following table summarizes compensation for our non-employee directors for 2012.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William M. Lasky	75,000	-0-	-0-	-0-	-0-	-0-	75,000
James S. McElya	75,000	-0-	-0-	-0-	-0-	-0-	75,000
Donald J. Morrison(1)	75,000	-0-	-0-	-0-	-0-	-0-	75,000
Joseph A. Onorato	125,000	-0-	-0-	-0-	-0-	-0-	125,000
Joseph E. Parzick	85,000	-0-	-0-	-0-	-0-	-0-	85,000
John M. Riess	100,000	-0-	-0-	-0-	-0-	-0-	100,000
James A. Stern	100,000	-0-	-0-	-0-	-0-	-0-	100,000

(1)	Mr. Morrison’s fees were paid directly to his employer in accordance with his employer’s policies regarding employee participation on boards of directors of the employer’s investment portfolio companies.
(2)	As of December 31, 2012, Messrs Lasky, McElya, Morrison, Onorato, Parzick, Riess, and Stern each held 1,500, 1,500, 3,000, 3,000, 3,000, 3,000, 3,000 unvested restricted stock units, respectively. The restricted stock units are subject to the same vesting criteria as all other Restricted Stock Units granted in connection with the option exchange. See “Compensation Discussion and Analysis – Option Exchange Program.”

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee was at any time during 2012, or at any other time, one of our officers or employees or had any relationship requiring disclosure by us under any paragraph of Item 404 of Regulation S-K. None of our executive officers served on the compensation committee or Board of Directors of another entity whose executive officer(s) served on our Compensation Committee or Board of Directors.

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

(a) Equity Compensation Plan Information

The following table sets forth information about our common stock that may be issued under all of our existing equity compensation plans as of December 31, 2012, including the 2005 Stock Plan (a description of which may be found above under the heading “Equity Incentive Plan Awards”).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	N/A		N/A		N/A
Equity compensation plans not approved by security holders:	290,795	(1)	$100.00	(2)	50,767	(3)

Total	290,795		$100.00		50,767

(1)	Consists of 23,835 shares of Holding’s common stock issuable upon the exercise of outstanding options and 242,000 shares of Holdings’ common stock issuable upon the vesting of restricted stock units awarded under the 2005 Stock Plan. Also includes 24,797 shares of Holdings’ common stock that may be issued under the Affinia Group Senior Executive Deferred Compensation and Stock Award Plan and 163 shares that were issued as a stock award.
(2)	Weighted-average exercise price does not include restricted stock units or shares that may be issued under the Affinia Group Senior Executive Deferred Compensation and Stock Award Plan, which by their nature do not have an exercise price.
(3)	Consists of shares of Holdings’ common stock issuable under the 2005 Stock Plan pursuant to various awards the compensation committee of the Board of Directors may make, including non-qualified stock options, incentive stock options, restricted and unrestricted stock, restricted stock units and other equity-based awards. See “Item 11. Executive Compensation” for a description of the 2005 Stock Plan.

(b) Security Ownership of Certain Beneficial Owners and Management

Affinia Group Holdings Inc. owns 100% of the issued and outstanding common stock of Affinia Group Intermediate Holdings Inc. Affinia Group Intermediate Holdings Inc. owns 100% of the issued and outstanding common stock of Affinia Group Inc.

The following table and accompanying footnotes show information regarding the beneficial ownership of the common stock of Affinia Group Holdings Inc. as of March 18, 2013 by (1) each person known by us, based on information available to us, to beneficially own more than 5% of the issued and outstanding common stock of Affinia Group Holdings Inc., (2) each of our directors and nominees, (3) each named executive officer and (4) all directors and executive officers as a group.

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

Names and addresses of beneficial owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Class
The Cypress Group L.L.C.	2,175,000	(2)	60.9%
The address of each of the Cypress Funds and Cypress Side-By-Side L.L.C. is c/o The Cypress Group L.L.C., 437 Madison Avenue, 33rd Floor, New York, NY 10022
OMERS Administration Corporation	700,000		19.6%
The address of OMERS Administration Corporation is c/o Omers Capital, Royal Bank Plaza, South Tower, 200 Bay Street, Suite 2010, Box 6, Toronto, Ontario, Canada M5J 2J2.
The Northwestern Mutual Life Insurance Company	400,000		11.2%
The address of The Northwestern Mutual Life Insurance Company is 720 East Wisconsin Avenue, Milwaukee, WI 53202.
California State Teachers’ Retirement System	200,000		5.6%
The address of California State Teachers’ Retirement System is 100 Waterfront Place, West Sacramento, CA 95605.

Common Stock Ownership
Name of beneficial owner	Common Stock Owned	Common Stock Acquirable in 60 days	Total
Lasky	-0-	-0-	-0-
McElya	-0-	-0-	-0-
Morrison	-0-	-0-	-0-
Onorato	-0-	-0-	-0-
Parzick	-0-	-0-	-0-
Riess	250.00	-0-	250.00
Stern	-0-	-0-	-0-
McCormack	3,351.20	-0-	3,351.20
Madden	2,352.59	-0-	2,352.59
Wilson	2,588.84	-0-	2,588.84
Schertel	2,141.33	-0-	2,141.33
Pizarek	270.92	-0-	270.92
Keller	1,393.98	-0-	1,393.98
Zorn	925.54	-0-	925.54
Quick	-0-	-0-	-0-
Manning	601.54	-0-	601.54
All Directors and Executive officers*	13,875.94	-0-	13,875.94

*	The executive officers or members of the Board of Directors of Affinia Group Inc. currently hold 0.3883% of shares of the outstanding common stock of Affinia Group Holdings Inc. The amount of ownership for each Named Executive Officer or member of the Board is shown above and each of the executive officers or members of the Board own less than 1.0% of outstanding shares.
(1)	Applicable percentage of ownership is based on 3,573,077 shares of common stock outstanding as of March 18, 2013 plus, as to any person, shares are deemed to be beneficially owned by such person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.
(2)	Includes 2,063,038 shares of common stock owned by Cypress Merchant Banking Partners II L.P., 87,703 shares of common stock owned by Cypress Merchant Banking II C.V., 19,909 shares of common stock owned by 55th Street Partners II L.P. (collectively, the “Cypress Funds”) and 4,350 shares of common stock owned by Cypress Side-by-Side LLC. Cypress Associates II L.L.C. is the managing general partner of Cypress Merchant Banking II C.V. and the general partner of Cypress Merchant Banking Partners II L.P. and 55th Street Partners II L.P., and has voting and investment power over the shares held or controlled by each of these funds. Certain executives of The Cypress Group L.L.C., including Messrs. Jeffrey Hughes and James Stern, may be deemed to share beneficial ownership of the shares shown as beneficially owned by the Cypress Funds. Each of such individuals disclaims beneficial ownership of such shares. Cypress Side-By-Side L.L.C. is a sole member-L.L.C. of which Mr. James Stern is the sole member.

The following table and accompanying footnotes show information regarding the beneficial ownership of the preferred stock of Affinia Group Holdings Inc. as of March 18, 2013 by (1) each person known by us to beneficially own more than 5% of the issued and outstanding preferred stock of Affinia Group Holdings Inc., (2) each of our directors and nominees, (3) each named executive officer and (4) all directors and executive officers as a group. The preferred stock was issued at $1,000 per share and, among other things, is convertible to common stock at a conversion price of $100 per share and earns a dividend of 9.5% per annum. A complete description of the rights of preferred stockholders may be found in the certificate of designations on file with the Delaware Secretary of State.

Names and addresses of beneficial owner	Nature and Amount of Beneficial Ownership(1)	Percentage of Class
The Cypress Group L.L.C.	59,833	77.745%
The address of each of the Cypress Funds and Cypress Side-By-Side L.L.C. is c/o The Cypress Group L.L.C., 437 Madison Avenue, 33rd Floor, New York, NY 10022.
OMERS Administration Corporation	14,958	19.436%
The address of OMERS Administration Corporation is c/o Omers Capital, Royal Bank Plaza, South Tower, 200 Bay Street, Suite 2010, Box 6, Toronto, Ontario, Canada M5J 2J2.
Name of Individual or Identity of Group
Terry R. McCormack	150	0.194%
Thomas H. Madden	150	0.194%
Keith A. Wilson	37	0.049%
John M. Riess	37	0.049%
All executive officers and directors as a group	374	0.486%

(1)	Applicable percentage of ownership is based on 76,960 shares of preferred stock outstanding as of March 18, 2013.

Item 13.	Certain Relationships and Related Person Transactions and Director Independence

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

Investor Stockholders Agreement

Pursuant to the Amended and Restated Stockholders Agreement dated as of November 30, 2012, among Affinia Group Holdings Inc., various Cypress funds, OMERS, The Northwestern Mutual Life Insurance Company, California State Teachers’ Retirement System and Stockwell Fund, L.P., the number of directors serving on the Board of Directors will be no less than seven and no more than eleven. The Stockholders Agreement entitles Cypress to designate three directors. Cypress has currently appointed Mr. Stern, Mr. Parzick and Mr. McElya. As long as OMERS members own at least 50 percent in the aggregate of the number of shares owned by them on November 30, 2004, OMERS is entitled to designate one director, who currently is Mr. Morrison. Cypress is entitled to designate three directors who are not affiliated with any of the parties to the Stockholders Agreement, who currently are Mr. Lasky, Mr. Onorato and Mr. Riess. Additionally, the Stockholders Agreement entitles the individual serving as CEO, currently Mr. McCormack, and another individual serving as one of our senior officers, currently vacant, to seats on the Board of Directors. The Stockholders Agreement also provides that the nominating committee of the Board of Directors may from time to time select two additional individuals who must be independent to serve as Directors.

Other Related Person Transactions

We describe below the transactions that have occurred since the beginning of fiscal 2012, and any currently proposed transactions, that involve the Company or a subsidiary and exceed $120,000, and in which a related party had or has a direct or indirect material interest.

Mr. John M. Riess, a Board member, is the parent of J. Michael Riess, who is currently employed with Genuine Parts Company (NAPA) as president of a distribution facility. NAPA is the Company’s largest customer as a percentage of total net sales from continuing operations. NAPA accounted for $368 million, $378 million and $374 million of our total net sales from continuing operations, which represented 27%, 26% and 26% of our total net sales from continuing operations for the years ended December 31, 2010, 2011 and 2012, respectively.

Effective July 1, 2012, we, along with Affinia Group Holdings Inc. and Affinia Group Inc., entered into an amendment to the Advisory Agreement with Torque Capital Group LLC for services related to corporate strategy, finance, investments and such other services as we may request from time to time. Mr. Joseph E. Parzick, one of our directors, is a managing partner of Torque Capital Group LLC. The Advisory Agreement was amended to change the expiration date of the obligation to pay the quarterly fee from June 30, 2012 to March 31, 2013. In accordance with the terms of the Advisory Agreement, the Company terminated its obligation to pay the quarterly fee effective December 31, 2012.

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

Item 14.	Independent Registered Public Accounting Firm Fees

For services rendered in 2011 and 2012 by Deloitte & Touche LLP, our independent public accounting firm, we incurred the following fees:

	2011	2012
Audit Fees (1)	$3.1	$2.8
Tax Fees (2)	$0.8	$2.7
Other Fees (3)	$0.3	$7.0

(1)	Represents fees incurred for the annuals audits of the consolidated financial statements, quarterly reviews of interim financial statements, statutory audits of foreign subsidiaries and SEC registration statements.
(2)	Represents fees incurred for U.S. and foreign income tax compliance, acquisition and disposition related tax services and tax planning services.
(3)	Represents fees primarily incurred for services related to acquisitions, carve-out audits, dispositions and other professional services.

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

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial Statements:

See Item 8 above.

2.	Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts

The allowance for doubtful accounts is summarized below for the period ending December 31, 2010, December 31, 2011, and December 31, 2012:

(Dollars in millions)	Balance at beginning of period	Amounts charged to income	Trade accounts receivable “written off” net of recoveries	Adjustments arising from change in currency exchange rates and other items	Balance at end of period
Year ended December 31, 2010	$3	$—	$—	$(1)	$2
Year ended December 31, 2011(1)	$2	$1	$—	$(2)	$1
Year ended December 31, 2012(1)	$1	$2	$(1)	$1	$3

(1)	The allowance for doubtful accounts excludes the $1 million reserve as of December 31, 2011, which is classified in the current assets of discontinued operations.

All other financial statement schedules are not required under the relevant instructions or are inapplicable and therefore have been omitted.

3.	Exhibits

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

Exhibit Number	Description of Exhibit

3.5	Certificate of Incorporation of Affinia Group Intermediate Holdings Inc., which is incorporated herein by reference from Exhibit 3.5 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005.

3.6	By-laws of Affinia Group Intermediate Holdings Inc., which is incorporated herein by reference from Exhibit 3.6 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005.

4.1	Indenture, dated as of November 30, 2004, among Affinia Group Inc., the Guarantors named therein and Wilmington Trust Company, as Trustee (the “2004 Indenture”), which is incorporated herein by reference from Exhibit 4.1 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005.

4.4	9% Senior Subordinated Notes due 2014, Rule 144A Global Note, which is incorporated herein by reference from Exhibit 4.4 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005.

4.5	9% Senior Subordinated Notes due 2014, Regulation S Global Note, which is incorporated herein by reference from Exhibit 4.5 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005.

4.6	Indenture, dated August 13, 2009, among the Company, the Guarantors and Wilmington Trust FSB, as trustee and noteholder collateral agent (the “2009 Indenture”), which is incorporated herein by reference from Exhibit 4.1 on Form 8-K of Affinia Group Intermediate Holdings Inc. filed on August 19, 2009.

4.7	Form of 10.75% Senior Secured Note Due 2016, which is incorporated herein by reference from Exhibit 4.2 on Form 8-K of Affinia Group Intermediate Holdings Inc. filed on August 19, 2009.

4.8	Fourth Supplemental Indenture, dated as of August 31, 2012, to the 2004 Indenture, which is incorporated by reference herein from Exhibit 4.1 on form 10-Q of Affinia Group Intermediate Holdings Inc. filed on November 13, 2012.

4.9*	Fifth Supplemental Indenture, dated as of November 12, 2012, to the 2009 Indenture, among Affinia Group Inc., Affinia Group Intermediate Holdings Inc., the Subsidiary Guarantors thereto and Wilmington Trust, National Association.

10.9#	Affinia Group Senior Executive Deferred Compensation and Stock Award Plan, dated as of March 6, 2008, which is incorporated herein by reference from Exhibit 10.9 on Form 10-K/A of Affinia Group Intermediate Holdings Inc. filed on March 14, 2008.

10.10	Stockholders Agreement, dated as of November 30, 2004, among Affinia Group Holdings Inc., various Cypress funds, Ontario Municipal Employees Retirement Board, The Northwestern Mutual Life Insurance Company, California State Teachers’ Retirement System and Stockwell Fund, L.P., which is incorporated herein by reference from Exhibit 10.10 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005.

10.11	Amendment to Stockholders Agreement, dated January 24, 2005, among Affinia Group Holdings Inc., various Cypress funds, Ontario Municipal Employees Retirement Board, The Northwestern Mutual Life Insurance Company, California State Teachers’ Retirement System and Stockwell Fund, L.P., which is incorporated herein by reference from Exhibit 10.12 on Form 10-K of Affinia Group Intermediate Holdings Inc. filed on March 11, 2011.

10.12#	Amended and Restated Employment Agreement, dated December 15, 2008, by and between Affinia Group Inc. and Terry R. McCormack, which is incorporated herein by reference from Exhibit 10.12 on Form 10-K of Affinia Group Intermediate Holdings Inc. filed on March 6, 2009.

10.13#	Amendment No. 1 to the Amended and Restated Employment Agreement, dated August 12, 2010, by and between Affinia Group Inc. and Terry R. McCormack, which is incorporated herein by reference from Exhibit 10.24 of Amendment No. 1 to the Registration Statement on Form S-1 of Affinia Group Holdings Inc. filed on August 12, 2010.

10.14#*	Amendment No. 2 to the Amended and Restated Employment Agreement, dated August 29, 2012, by and between Affinia Group Inc. and Terry R. McCormack.

Exhibit Number	Description of Exhibit

10.15#	Amended and Restated Employment Agreement, dated December 15, 2008, by and between Affinia Group Inc. and Keith A. Wilson, which is incorporated herein by reference from Exhibit 10.13 on Form 10-K of Affinia Group Intermediate Holdings Inc. filed on March 6, 2009.

10.16#	Amendment No. 1 to the Amended and Restated Employment Agreement, dated August 12, 2010, by and between Affinia Group Inc. and Keith A. Wilson, which is incorporated herein by reference from Exhibit 10.25 of Amendment No. 1 to the Registration Statement on Form S-1 of Affinia Group Holdings Inc. filed on August 12, 2010.

10.17#*	Amendment No. 2 to the Amended and Restated Employment Agreement, dated August 29, 2012, by and between Affinia Group Inc. and Keith A. Wilson.

10.18#	Amended and Restated Employment Agreement, dated December 15, 2008, by and between Affinia Group Inc. and Thomas H. Madden, which is incorporated herein by reference from Exhibit 10.15 on Form 10-K of Affinia Group Intermediate Holdings Inc. filed on March 6, 2009.

10.19#	Amendment No. 1 to the Amended and Restated Employment Agreement, dated August 12, 2010, by and between Affinia Group Inc. and Thomas H. Madden, which is incorporated herein by reference from Exhibit 10.23 of Amendment No. 1 to the Registration Statement on Form S-1 of Affinia Group Holdings Inc. filed on August 12, 2010.

10.20#*	Amendment No. 2 to the Amended and Restated Employment Agreement, dated August 29, 2012, by and between Affinia Group Inc. and Thomas H. Madden.

10.21#	Amended and Restated Employment Agreement, dated December 15, 2008, by and between Affinia Group Inc. and Steven E. Keller, which is incorporated herein by reference from Exhibit 10.16 on Form 10-K of Affinia Group Intermediate Holdings Inc. filed on March 6, 2009.

10.22#	Amendment No. 1 to the Amended and Restated Employment Agreement, dated August 12, 2010, by and between Affinia Group Inc. and Steven E. Keller, which is incorporated herein by reference from Exhibit 10.22 of Amendment No. 1 to the Registration Statement on Form S-1 of Affinia Group Holdings Inc. filed on August 12, 2010.

10.23#*	Amendment No. 2 to the Amended and Restated Employment Agreement, dated August 29, 2012, by and between Affinia Group Inc. and Steven E. Keller.

10.24#	Affinia Group Holdings Inc. 2005 Stock Incentive Plan amended as of November 14, 2006 and January 1, 2007, which is incorporated herein by reference from Exhibit 10.18 on Form 10-K of Affinia Group Intermediate Holdings Inc. filed on March 6, 2009.

10.25#	Amendment to Affinia Group Holdings Inc. 2005 Stock Incentive Plan, dated August 25, 2010, which is incorporated herein by reference from Exhibit 10.28 on Form 10-Q of Affinia Group Intermediate Holdings Inc. filed November 12, 2010.

10.26#	Amendment to Affinia Group Holdings Inc. 2005 Stock Incentive Plan, dated December 2, 2010, which is incorporated herein by reference from Exhibit 10.23 on Form 10-K of Affinia Group Intermediate Holdings Inc. filed on March 11, 2011.

10.27#	Form of Nonqualified Stock Option Agreement, which is incorporated herein by reference from Exhibit 10.17 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005.

10.28	Form of Management Stockholder’s Agreement, which is incorporated herein by reference from Exhibit 10.11 of Amendment No. 3 to the Registration Statement on Form S-1 of Affinia Group Holdings Inc. filed on November 22, 2010.

10.29	Form of Sale Participation Agreement, which is incorporated herein by reference from Exhibit 10.12 of Amendment No. 3 to the Registration Statement on Form S-1 of Affinia Group Holdings Inc. filed on November 22, 2010.

10.30	Form of Supplemental Agreement to the Management Stockholder’s Agreement and the Sale Participation Agreement, which is incorporated herein by reference from Exhibit 10.26 on Form 10-Q of Affinia Group Intermediate Holdings Inc. filed on November 12, 2010.

Exhibit Number	Description of Exhibit

10.31	Form of Management Confidentiality, Non-Competition and Proprietary Information Agreement, which is incorporated herein by reference from Exhibit 10.27 on Form 10-Q of Affinia Group Intermediate Holdings Inc. filed on November 12, 2010.

10.32	Form of Restricted Stock Unit Agreement, which is incorporated herein by reference from Exhibit 10.29 of Amendment No. 3 to the Registration Statement on Form S-1 of Affinia Group Holdings Inc. filed on November 22, 2010.

10.33	Shares Transfer Agreement, dated as of June 30, 2008, between Zhang Haibo and Affinia Group Inc., which is incorporated herein by reference from Exhibit 10.1 on Form 8-K of Affinia Group Intermediate Holdings Inc. filed on July 2, 2008.

10.34	Shareholders’ Agreement, dated October 31, 2008, among Zhang Haibo, Affinia Acquisition LLC and HBM Investment Limited, which is incorporated herein by reference from Exhibit 10.14 of the Registration Statement on Form S-1 of Affinia Group Holdings Inc. filed on June 25, 2010.

10.35	ABL Credit Agreement, dated August 13, 2009, which is incorporated herein by reference from Exhibit 10.1 on the Registration Statement on Form S-1 of Affinia Group Holdings Inc. filed on August 12, 2010.

10.36	Omnibus Amendment to ABL Credit Agreement, dated September 15, 2009, which is incorporated herein by reference from Exhibit 10.16 of Amendment No. 1 to the Registration Statement on Form S-1 of Affinia Group Holdings Inc. filed on August 12, 2010.

10.37	Second Amendment to ABL Credit Agreement, dated March 8, 2010, which is incorporated herein by reference from Exhibit 10.17 of Amendment No. 1 to the Registration Statement on Form S-1 of Affinia Group Holdings Inc. filed on August 12, 2010.

10.38	Third Amendment to ABL Credit Agreement, dated November 30, 2010, which is incorporated by reference from Exhibit 1.01 on Form 8-K of Affinia Group Holdings Inc. filed on December 6, 2010.

10.39	Omnibus Fourth Amendment to ABL Credit Agreement and Other Credit Documents, dated as of May 22, 2012, which is incorporated by reference herein from Exhibit 10.1 on Form 8 of Affinia Group Intermediate Holdings Inc. filed on May 29, 2012.

10.40*	Fifth Amendment to ABL Credit Agreement, dated November 30, 2012, among Parent, the Company, certain of the Company’s U.S. subsidiaries, certain of the Company’s Canadian subsidiaries, the lenders party thereto, Bank of America, N.A., as the administrative agent and the other agents party thereto.

10.41	Collateral Agreement, dated August 13, 2009, among the Company, the Guarantors, and Wilmington Trust FSB, as collateral agent, which is incorporated herein by reference from Exhibit 4.4 on Form 8-K of Affinia Group Intermediate Holdings Inc. filed on August 19, 2009.

10.42	U.S. Security Agreement, dated August 13, 2009, among the Company, the Guarantors, and Bank of America, N.A., as collateral agent, which is incorporated herein by reference from Exhibit 4.5 on Form 8-K of Affinia Group Intermediate Holdings Inc. filed on August 19, 2009.

10.43	Lien Subordination and Intercreditor Agreement, dated August 13, 2009, among the Company, the Guarantors, and Bank of America, N.A., as collateral agent and Wilmington Trust FSB, as noteholder collateral agent, which is incorporated herein by reference from Exhibit 4.6 on Form 8-K of Affinia Group Intermediate Holdings Inc. filed on August 19, 2009.

10.44	Limited Waiver to Lien Subordination Agreement and Inter creditor Agreement, dated as of August 31, 2012, which is incorporated by reference herein from Exhibit 4.2 on Form 10-Q of Affinia Group Intermediate Holdings Inc. filed on November 13, 2012.

10.45	Agreement between Brake Parts Inc. and Klarius Group Limited and Bank of America, N.A.S. dated February 2, 2010, which is incorporated herein by reference from Exhibit 10.1 on Form 8-K of Affinia Group Intermediate Holdings Inc. filed on February 8, 2010.

Exhibit Number	Description of Exhibit

10.46	Advisory Agreement, dated January 1, 2011, among Affinia Group Inc., Affinia Group Intermediate Holdings Inc., Affinia Group Holdings Inc. and Cypress Advisors, Inc., which is incorporated herein by reference from Exhibit 10.40 on Form 10-K of Affinia Group Intermediate Holdings Inc. filed on March 11, 2011.

10.47	Advisory Agreement, dated January 1, 2011, among Affinia Group Inc., Affinia Group Intermediate Holdings Inc., Affinia Group Holdings Inc. and Torque Capital Group LLC, which is incorporated herein by reference from Exhibit 10.41 on Form 10-K of Affinia Group Intermediate Holdings Inc. filed on March 11, 2011.

21.1*	List of Subsidiaries.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Terry R. McCormack, our Chief Executive Officer, President and Director, and Thomas H. Madden, our Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	filed herewith
#	management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFINIA GROUP INTERMEDIATE HOLDINGS INC.

By:	/S/ TERRY R. MCCORMACK
Terry R. McCormack
President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: March 18, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 18, 2013.

	Signature	Title

By:	/S/ TERRY R. MCCORMACK	President, Chief Executive Officer, and Director
	Terry R. McCormack	(Principal Executive Officer)

By:	/S/ THOMAS H. MADDEN	Senior Vice President and Chief Financial Officer
	Thomas H. Madden	(Principal Financial Officer)

By:	/S/ SCOT S. BOWIE	Chief Accounting Officer
	Scot S. Bowie	(Principal Accounting Officer)

By:	/S/ JAMES A. STERN	Chairman of the Board of Directors
James A. Stern

By:	/S/ WILLIAM M. LASKY	Director
William M. Lasky

By:	/S/ JAMES S. MCELYA	Director
James S. McElya

By:	/S/ DONALD J. MORRISON	Director
Donald J. Morrison

By:	/S/ JOSEPH A. ONORATO	Director
Joseph A. Onorato

By:	/S/ JOSEPH E. PARZICK	Director
Joseph E. Parzick

By:	/S/ JOHN M. RIESS	Director
John M. Riess