Form 10-Q
period 2013-03-31
Affinia Group Intermediate Holdings Inc.
filed 2013-05-10
CIK 1328655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2013.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 1,000 shares outstanding of the registrant’s common stock as of May 10, 2013 (all of which are privately owned and not traded on a public market).

Index

Affinia Group Intermediate Holdings Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements may include comments concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical. When used in this report, the words “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “plans,” “projects,” or future or conditional verbs, such as “could,” “may,” “should,” or “will,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends and data are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there is no assurance that these expectations, beliefs and projections will be achieved. For a more detailed discussion of these risks and uncertainties, see Part I, “Item 1A. Risk Factors” in our Annual Report on form 10-K for the year ended December 31, 2012. With respect to all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and other important factors include, among others, domestic and global economic conditions and the resulting impact on the availability and cost of credit; financial viability of key customers and key suppliers; our dependence on our largest customers; increased crude oil and gasoline prices and resulting reductions in global demand for the use of automobiles; the shift in demand from premium to economy products; pricing and pressures from imports; increasing costs for manufactured components, raw materials and energy; the expansion of return policies or the extension of payment terms; risks associated with our non-U.S. operations; risks related to our receivables factoring arrangements; product liability and warranty and recall claims brought against us; reduced inventory levels by our distributors resulting from consolidation and increased efficiency; environmental and automotive safety regulations; the availability of raw materials, manufactured components or equipment from our suppliers; challenges to our intellectual property portfolio; our ability to develop improved products; the introduction of improved products and services that extend replacement cycles otherwise reduce demand for our products; our ability to achieve cost savings from our restructuring plans; our ability to successfully effect dispositions of existing lines of business; our ability to successfully combine our operations with any businesses we have acquired or may acquire; risk of impairment charges to our long-lived assets; risk of impairment to intangibles and goodwill; the risk of business disruptions related to a variety of events or conditions including natural and man-made disasters; risks associated with foreign exchange rate fluctuations; risks associated with our expansion into new markets; the impact on our tax rate resulting from the mix of our profits and losses in various jurisdictions; reductions in the value of our deferred tax assets; difficulties in developing, maintaining or upgrading information technology systems; risks associated with doing business in corrupting environments; our substantial leverage and limitations on flexibility in operating our business contained in our debt agreements. Additionally, there may be other factors that could cause our actual results to differ materially from the forward-looking statements. Our forward–looking statements apply only as of the date of this report or as of the date they were made. We undertake no obligation to update or revise forward-looking statements to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Affinia Group Intermediate Holdings Inc.

Unaudited Condensed Consolidated Statements of Operations

(Dollars in millions)	Three Months Ended March 31, 2012	Three Months Ended March 31, 2013
Net sales	$364	$373
Cost of sales	(287)	(291)

Gross profit	77	82
Selling, general and administrative expenses	(46)	(48)

Operating profit	31	34
Other loss, net	—	(1)
Interest expense	(16)	(15)

Income from continuing operations before income tax provision, equity in income, net of tax and noncontrolling interest	15	18
Income tax provision	(5)	(8)
Equity in income, net of tax	1	—

Net income from continuing operations	11	10
Loss from discontinued operations, net of tax	(5)	(4)

Net income	6	6
Less: net income attributable to noncontrolling interest, net of tax	—	—

Net income attributable to the Company	$6	$6

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income

(Dollars in millions)	Three Months Ended March 31, 2012	Three Months Ended March 31, 2013
Net income	$6	$6
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	12	(3)

Total other comprehensive income (loss)	12	(3)

Total comprehensive income	18	3
Less: comprehensive income attributable to noncontrolling interest, net of tax	—	—

Comprehensive income attributable to the Company	$18	$3

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Unaudited Condensed Consolidated Balance Sheets

(Dollars in millions)	December 31, 2012	March 31, 2013
Assets
Current assets:
Cash and cash equivalents	$51	$60
Trade accounts receivable, less allowances of $3 million for 2012 and $4 million for 2013	163	206
Inventories, net	304	302
Current deferred taxes	13	13
Prepaid taxes	30	29
Other current assets	22	23

Total current assets	583	633
Property, plant, and equipment, net	119	119
Goodwill	24	24
Other intangible assets, net	88	87
Deferred financing costs	15	13
Deferred income taxes	106	106
Investments and other assets	25	24

Total assets	$960	$1,006

Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$143	$169
Notes payable	23	23
Other accrued expenses	68	82
Accrued payroll and employee benefits	17	17
Current liabilities of discontinued operations	—	5

Total current liabilities	251	296
Long-term debt	546	546
Deferred employee benefits and other noncurrent liabilities	12	9

Total liabilities	809	851

Contingencies and commitments
Shareholder’s equity:
Common stock, $.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	455	456
Accumulated deficit	(296)	(290)
Accumulated other comprehensive loss	(9)	(12)

Total shareholder’s equity of the Company	150	154
Noncontrolling interest in consolidated subsidiaries	1	1

Total shareholder’s equity	151	155

Total liabilities and shareholder’s equity	$960	$1,006

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in millions)	Three Months Ended March 31, 2012	Three Months Ended March 31, 2013
Operating activities
Net income	$6	$6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6	6
Stock-based compensation	—	1
Provision for deferred income taxes	(3)	—
Change in trade accounts receivable	(8)	(44)
Change in inventories	8	2
Change in other current operating assets	19	(1)
Change in other current operating liabilities	27	45
Change in other	2	(2)

Net cash provided by operating activities	57	13
Investing activities
Change in restricted cash	2	—
Additions to property, plant and equipment	(5)	(4)

Net cash used in investing activities	(3)	(4)
Financing activities
Net decrease in other short-term debt	(10)	—
Net payments of ABL Revolver	(50)	—

Net cash used in financing activities	(60)	—
Effect of exchange rates on cash	1	—
Increase (decrease) in cash and cash equivalents	(5)	9
Cash and cash equivalents at beginning of the period	54	51

Cash and cash equivalents at end of the period	$49	$60

Supplemental cash flows information
Cash paid during the period for:
Interest	$12	$10
Income taxes	$5	$3
Noncash investing and financing activities:
Additions to property, plant and equipment included in accounts payable	$3	$1

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business

Affinia Group Intermediate Holdings Inc. is a global leader in the heavy duty and light vehicle replacement products and services industry. We derive approximately 98% of our sales from this industry. Our broad range of filtration, chassis and other products are sold in North America, Europe, South America, Asia and Africa. Our brands include WIX®, Raybestos®, FiltronTM, Nakata®, McQuay-Norris® and ecoLAST®. Additionally, we provide private label products for NAPA®, CARQUEST® and ACDelco®. Affinia Group Inc. is wholly-owned by Affinia Group Intermediate Holdings Inc., which, in turn, is wholly-owned by Affinia Group Holdings Inc. (“Holdings”), a company controlled by affiliates of The Cypress Group L.L.C (“Cypress”).

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

Note 2. Basis of Presentation

The interim financial information is prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and such principles are applied on a basis consistent with information reflected in our Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim period.

Note 3. New Accounting Pronouncements

Adopted Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This guidance is effective for reporting periods beginning after December 15, 2012. The implementation of ASU 2013-02 resulted in financial statement disclosure changes only. Please refer to “Note 15. Changes in Accumulated Other Comprehensive Income (Loss)” for disclosure.

In July 2012, the FASB amended ASC 350, “Intangibles – Goodwill and Other” with ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-lived Intangible Assets for Impairment.” Under the revised guidance, an organization has the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. The guidance is effective for impairment tests for fiscal years beginning after September 15, 2012. We test indefinite-lived intangible assets for impairment on an annual basis as of December 31 of each year, unless conditions arise that would require a more frequent evaluation. Adoption of this guidance will not impact our financial condition or results of operations.

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

On November 30, 2012, we distributed our Brake North America and Asia group to the shareholders of Holdings, the Company’s parent company and sole stockholder. The new organization is led by the management team from the Company’s former Brake North America and Asia group, with oversight provided by a separate board of directors. On March 25, 2013, the new organization announced that it had been acquired by a group of investors.

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

Affinia and BPI entered into a transition services agreement (“TSA”) effective with the distribution on November 30, 2012. The TSA provides for certain administrative and other services and support to be provided by us to BPI and to be provided by BPI to us. Most of the transition services will expire during 2013. We anticipate that the Chassis group will become stand alone and will no longer require the services of BPI to warehouse and distribute chassis product sometime in 2014. The TSAs and the distribution services were established as arm length transactions and are intended for the contracting parties to recover costs of the services. On the date of the distribution, we no longer had any influence over BPI. We evaluated all potential variable interests between Affinia and BPI and determined that we are not the primary beneficiary of BPI. Consequently, we deconsolidated BPI on the date of the distribution.

The table below summarizes the Brake North America and Asia group’s net sales, income (loss) before income tax benefit (provision), income tax benefit (provision), loss from discontinued operations, net of tax, net income attributable to noncontrolling interest, net of tax and loss attributable to the discontinued operations.

(Dollars in millions)	Three Months Ended March 31, 2012	Three Months Ended March 31, 2013
Net sales	$151	$—
Income (loss) before income tax benefit (provision)	(6)	1
Income tax benefit (provision)	1	(2)

Loss from discontinued operations, net of tax	(5)	(1)
Less: net income attributable to noncontrolling interest, net of tax	—	—

Loss attributable to the discontinued operations	$(5)	$(1)

Also included in loss from discontinued operations, net of tax in the first quarter of 2013 was an expense related to a discontinued operation that was sold in 2010. We recorded during the first quarter of 2013, a $5 million expense partially offset by a $2 million tax benefit. Please refer to “Note 11. Legal Proceedings” for a description of this expense.

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

Our currency forward contracts are not designated as hedges of specific monetary asset balances subject to currency risks. Changes in the fair value of these currency forward contracts are recognized in income each accounting period. At March 31, 2013, the aggregate notional amount of our currency forward contracts was $70 million having a fair market value of less than $1 million in assets and $1 million in liabilities.

The Company’s outstanding currency forward contracts are recorded in the Consolidated Balance Sheets as “Other current assets” or “Other accrued expenses,” accordingly. Currency forward contract gains and losses are recognized in “Other loss, net” in the Consolidated Statements of Operations in the reporting period of occurrence. The Company has not recorded currency forward contract gains (losses) to other comprehensive income (loss) nor has it reclassified prior period currency derivative results from other comprehensive income (loss) to earning during the last twelve months. The Company does not anticipate that it will record any currency forward contract gains or losses to other comprehensive income (loss) or that it will reclassify prior period currency forward contract results from other comprehensive income (loss) to earnings in the next twelve months.

The notional amount and fair value of our outstanding currency forward contracts were as follows:

(Dollars in millions)	Notional Amount	Asset Derivative	Liability Derivative
As of March 31, 2013	$70	$—	$1
As of December 31, 2012	$69	$—	$—

Currency forward contract gains and losses are recognized in “Other loss, net” in the Consolidated Statements of Operations in the reporting period of occurrence. The short-term currency exchange rate forward contracts are intended to offset the currency exchange gain (loss) related to the re-measurement process. The currency forward contract gains and losses are as follows:

(Dollars in millions)	Three Months Ended March 31, 2012	Three Months Ended March 31, 2013
Gain on derivative instruments	$1	$—

Note 6. Debt

Our debt consists of notes that are publicly traded, an asset-based revolving credit facility (the “ABL Revolver”) and other short-term borrowings. The fair value framework requires the categorization of our debt into three levels based upon the assumptions (inputs) used to determine fair value. The fair value of debt and the categorization of the hierarchy level of fair value, net of discount, is as follows:

Fair Value of Debt at December 31, 2012

(Dollars in millions)	Book Value of Debt	Fair Value Factor	Fair Value of Debt
Senior subordinated notes, due November 2014(1)	$367	100.25%	$368
Senior secured notes, due August 2016(1)	179	108.43%	194
ABL revolver, due May 2017(2)	—	100%	—
Other debt(2)	23	100%	23

Total fair value of debt at December 31, 2012			$585

Fair Value of Debt at March 31, 2013

(Dollars in millions)	Book Value of Debt	Fair Value Factor	Fair Value of Debt
Senior subordinated notes, due November 2014(1)	$367	100.31%	$369
Senior secured notes, due August 2016(1)	179	108.44%	194
ABL revolver, due May 2017(2)	—	100%	—
Other debt(2)	23	100%	23

Total fair value of debt at March 31, 2013			$586

(1)	The fair value of the long-term debt was estimated based on quoted market prices obtained through broker or pricing services and categorized within Level 2 of the hierarchy. The fair value of our debt that is publicly traded in the secondary market is classified as Level 2 and is based on current market yields obtained through broker or pricing services.
(2)	The carrying value of fixed rate short-term debt approximates fair value because of the short term nature of these instruments, and the carrying value of the Company’s current floating rate debt instruments approximates fair value because of the variable interest rates pertaining to those instruments. The fair value of debt is categorized within Level 2 of the hierarchy.

In addition, under the ABL Revolver, a financial covenant exists which would be triggered if excess availability under the ABL Revolver is less than the greater of 10.0% of the total borrowing base and $20.0 million. If the covenant trigger were to occur, we would be required to satisfy and maintain a fixed charge coverage ratio of at least 1.00x, measured for the last twelve-month period. As of May 10, 2013, none of the covenant triggers have occurred. The impact of falling below the fixed charge coverage ratio would not be a default but instead the imposition of restrictions on our ability to pursue certain operational or financial transactions (e.g. asset dispositions, dividends and acquisitions). Please refer to “Note 17, Subsequent Event” for a description of our recent refinancing.

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

(Dollars in millions)	At December 31, 2012	At March 31, 2013
Raw materials	$77	$73
Work- in- process	19	17
Finished goods	208	212

	$304	$302

Note 8. Goodwill

Goodwill as of December 31, 2012 and March 31, 2013 was $24 million and consisted of the following: $22 million for the acquisition of NAPD in 2010 and $2 million for a minor acquisition in 2008. Goodwill is not amortized, but instead the Company evaluates goodwill for impairment, as of December 31 of each year, unless conditions arise that would require a more frequent evaluation.

Note 9. Commitments and Contingencies

At March 31, 2013, the Company had purchase commitments for property, plant and equipment of approximately $3 million.

A reconciliation of the changes in our return reserves, which is included in other accrued expenses, is as follows:

(Dollars in millions)	Three Months Ended March 31, 2012(1)	Three Months Ended March 31, 2013
Beginning balance	$11	$8
Amounts charged to revenue	6	5
Returns processed	(6)	(5)

Ending balance	$11	$8

(1)	Excludes our Brake North America and Asia group, which is classified as discontinued operations that had amounts charged to revenue of $4 million for the three months ended March 31, 2012 and returns processed of $4 million for the three months ended March 31, 2012. The return reserve as of December 31, 2011 and March 31, 2012 excludes $6 million in our Brake North America and Asia group, which is classified in current liabilities of discontinued operations.

Note 10. Income Taxes

The total amount of unrecognized tax benefits as of December 31, 2012 and March 31, 2013 was $1 million, and if recognized, would affect the effective tax rate. The Company recognizes interest related to unrecognized tax benefits in interest expense and recognizes penalties as part of the income tax provision. As of March 31, 2013, the Company’s accrual for interest and penalties was less than $1 million. The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. For jurisdictions in which the Company transacts significant business, tax years ended December 31, 2004 and later remain subject to examination by tax authorities. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

Note 11. Legal Proceedings

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

On January 28, 2013, Walker Morris, counsel for Neovia Logistics Services (U.K.) Limited (“Neovia”) (formerly known as Caterpillar Logistics Services (U.K.) Limited) notified us that Quinton Hazell Automotive Limited (“QHAL”) intended to appoint administrators (comparable to a bankruptcy filing in the United States) and that Neovia may pursue a claim against us for liabilities arising out of a Logistics Services Agreement dated May 5, 2006 among Neovia, QHAL and Affinia Group Inc. (the “LSA”). In connection with our prior sale of QHAL and its related companies to Klarius Group Ltd. (“KGL”), Affinia Group Inc. assigned the LSA to KGL, KGL agreed to indemnify Affinia Group Inc. against any liability under the LSA and the other companies in the QHAL group agreed to provide a guarantee to Affinia Group Inc. against these liabilities. KGL and QHAL have both appointed administrators. By letter dated February 15, 2013, Neovia, through its counsel Walker Morris, notified us that Neovia is asserting a claim against Affinia Group Inc. for liabilities arising under the LSA, including asserted unpaid invoices totaling 5.7 million pounds. On March 28, 2013, we were served with a demand for arbitration by Neovia. We filed our response on April 29, 2013. Based on our early evaluations of the claim we recorded an estimated reserve at the end of the first quarter of $5 million. We intend to vigorously defend this matter.

The Company has various accruals for civil liability, including product liability, and other costs. If there is a range of equally probable outcomes, we accrue at the lower end of the range. The Company had $1 million accrued as of December 31, 2012 and March 31, 2013 in other accrued expenses. In addition, we had $5 million accrued as of March 31, 2013 in current liabilities of discontinued operations related to the Neovia claim. In addition, we have various other claims that are reasonably possible of occurrence that range from less than $1 million to $11 million in the aggregate. There are no recoveries expected from third parties.

Note 12. Segment and Geographic Information

The products, customer base, distribution channel, manufacturing process, procurement are similar throughout all of the Company’s operations. However, due to different economic characteristics in the Company’s operations and in conformity with ASC Topic 280, “Segment Reporting,” the Company presented two separate reportable segments: (1) the On and Off-highway reportable segment, which aggregates the Filtration, Chassis and Affinia South America operating segments and (2) Discontinued operation, which includes our Brake North America and Asia group. Because of the distribution of our Brake North America and Asia group, it was classified as discontinued operations and, as such, is not presented in the net sales and operating profit segment tables below. The Company evaluates the performance of its segments based primarily on revenue growth and operating profit. The allocation of income taxes is not evaluated at the segment level. See “Note 3. Discontinued Operation—Brake.” Segment net sales, operating profit, total assets, depreciation and amortization and capital expenditures were as follows:

	Net Sales
(Dollars in millions)	Three Months Ended March 31, 2012	Three Months Ended March 31, 2013
On and Off-highway segment	$364	$372
Corporate, eliminations and other	—	1

	$364	$373

	Operating Profit
(Dollars in millions)	Three Months Ended March 31, 2012	Three Months Ended March 31, 2013
On and Off-highway segment	$35	$40
Corporate, eliminations and other	(4)	(6)

	$31	$34

	Total Assets
(Dollars in millions)	December 31, 2012	March 31, 2013
On and Off-highway segment	$720	$763
Corporate, eliminations and other	240	243

	$960	$1,006

	Depreciation and Amortization
(Dollars in millions)	Three Months Ended March 31, 2012	Three Months Ended March 31, 2013
On and Off-highway segment	$5	$5
Corporate, eliminations and other	1	1

	$6	$6

	Capital Expenditures
(Dollars in millions)	Three Months Ended March 31, 2012	Three Months Ended March 31, 2013
On and Off-highway segment	$2	$3
Corporate, eliminations and other	—	1

Total from continuing operations	2	4
Discontinued operations	3	—

	$5	$4

Net sales by geographic region were determined based on origin of sale and are as follows:

(Dollars in millions)	Three Months Ended March 31, 2012	Three Months Ended March 31, 2013
Brazil	$102	$101
Canada	17	17
Poland	34	34
Other Countries	27	33

Total Other Countries	180	185
United States	184	188

	$364	$373

Geographic data for long-lived assets are comprised of property, plant and equipment, goodwill, other intangible assets and deferred financing costs and are as follows:

(Dollars in millions)	December 31, 2012	March 31, 2013
Brazil	$14	$14
China	17	17
Poland	29	27
Other Countries	9	9

Total Other Countries	69	67
United States	177	176

	$246	$243

We offer primarily two types of products: filtration products, which include oil, fuel, air and other filters and chassis products, which include steering, suspension and driveline components. Additionally, we have Affinia South America products, which offer chassis, filtration and other products. The Company’s sales by group of similar products are as follows:

(Dollars in millions)	Three Months Ended March 31, 2012	Three Months Ended March 31, 2013
Filtration products	$205	$215
Chassis products	48	46
Affinia South America products	111	111
Corporate, eliminations and other	—	1

	$364	$373

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

	December 31, 2012	March 31, 2013
Restricted stock units	242,000	242,000
Stock options	26,835	26,701
Deferred compensation shares	30,235	33,854
Stock award	163	163
Shares available	50,767	47,282

Number of shares of common stock subject to awards	350,000	350,000

Stock Options

As of March 31, 2013, 26,701 stock options had been awarded, which included exercised options of 3,000, vested options of 23,201 and 500 unvested options. Pursuant to the terms of the 2005 Stock Plan, each option expires on August 1, 2015. The exercise price is $100 per option.

We account for our employee stock options under the fair value method of accounting using a Black-Scholes model to measure stock-based compensation expense at the date of grant. Dividend yields were not a factor because there were no cash dividends declared during 2012 and the first three months of 2013. Our weighted-average Black-Scholes fair value assumptions include:

	2012	2013
Weighted-average effective term	5.1 years	5.1 years
Weighted-average risk free interest rate	4.34%	4.34%
Weighted-average expected volatility	39.9%	39.9%
Weighted-average fair value of options (Dollars in millions)	$1	$1

The fair value of the stock option grants is amortized to expense over the vesting period. The Company reduces the overall compensation expense by a turnover rate consistent with historical trends. Stock-based compensation expense, which was recorded in selling, general and administrative expenses, and tax related income tax benefits were nil for each of the three month periods ending March 31, 2012 and 2013, respectively.

Options
Outstanding at December 31, 2012	23,835
Forfeited/expired	(134)

Outstanding at March 31, 2013	23,701

Restricted Stock Units

The RSUs are governed by the 2005 Stock Plan and a Restricted Stock Unit Award Agreement.

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

As of March 31, 2013, 242,000 RSUs had been awarded and remained outstanding, none of which have vested. In connection with the distribution of our Brake North America and Asia group to the shareholders of Holdings, our Board of Directors determined that the distribution would constitute a “Qualifying Termination” under each of the RSU Agreements for the 62,000 RSUs granted to employees of the Brake North America and Asia group.

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

RSUs
Outstanding at December 31, 2012	242,000
Granted	—
Forfeited/expired	—

Outstanding at March 31, 2013	242,000

Deferred Compensation Plan

We started a deferred compensation plan in 2008 that permits executives to defer receipt of all or a portion of the amounts payable under our non-equity incentive compensation plan. All amounts deferred are treated solely for purposes of the plan to have been notionally invested in the common stock of Affinia Group Holdings Inc. As such, the accounts under the plan will reflect investment gains and losses associated with an investment in the Affinia Group Holdings Inc.’s common stock. We match 25% of the deferral with an additional notional investment in common stock of Affinia Group Holdings Inc., which is subject to vesting as provided in the plan. Deferred compensation expense, which was recorded in selling, general and administrative expenses, and tax related income tax benefits were less than $1 million and $1 million for the first quarter of 2012 and 2013, respectively.

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

During the first three months of 2012, the total accounts receivable factored was $139 million and the cost incurred on factoring was $1 million, which includes our Brake North America and Asia group. During the first three months of 2013, the total accounts receivable factored was $111 million and the cost incurred on factoring was $1 million. Accounts receivable factored by us are accounted for as a sale and removed from the balance sheet at the time of factoring and the cost of the factoring is presented in either other income or discontinued operations if it relates to our Brake North America and Asia group.

Note 15. Changes in Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the first three months of 2012 and 2013:

(Dollars in millions)	Pension adjustments	Foreign currency translation adjustment	Total accumulated other comprehensive income
Balance at January 1, 2012	$(2)	$8	$6
Other comprehensive income before reclassifications	—	12	12
Amounts reclassified from accumulated other comprehensive income	—	—	—

Net current-period other comprehensive income	—	12	12

Balance at March 31, 2012	$(2)	$20	$18

(Dollars in millions)	Pension adjustments	Foreign currency translation adjustment	Total accumulated other comprehensive loss
Balance at January 1, 2013	$(2)	$(7)	$(9)
Other comprehensive loss before reclassifications	—	(3)	(3)
Amounts reclassified from accumulated other comprehensive income	—	—	—

Net current-period other comprehensive loss	—	(3)	(3)

Balance at March 31, 2013	$(2)	$(10)	$(12)

Note 16. Venezuelan Operations

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

On January 11, 2010, the Venezuelan government devalued the country’s currency. The official exchange rate moved from 2.15 VEF per U.S. Dollar to 2.60 for essential goods and 4.30 for non-essential goods and services with our products falling into the non-essential category. Our business in Venezuela was unsuccessful in obtaining U.S. Dollars at the official exchange rate of 4.30. However, the Central Bank of Venezuela began regulating another rate in May of 2010, which was the official parallel market rate of 5.30 VEF to the U.S. Dollar. The Central Bank of Venezuela also imposed volume restrictions on use of the regulated parallel market. The Company has used the regulated parallel market rate which has been constant at 5.30 VEF per U.S. Dollar since May 2010.

On February 8, 2013, the Venezuelan government announced another devaluation of the currency to 6.30 VEF per U.S. Dollar and it eliminated the regulated parallel market rate of 5.3 VEF per U.S. Dollar. We used the official exchange rate of 6.30 VEF per U.S. Dollar to translate the financial statements of our Venezuelan subsidiary to comply with the regulations of Venezuela and are analyzing the impact of the volume restrictions on our business. The currency exchange limitations to date have not had a material effect on our 2013 earnings and cash flow. The one-time devaluation had a $2 million negative impact on our pre-tax net income during the first quarter of 2013.

For the first quarter of 2012, our Venezuelan subsidiary represented approximately 3% of our consolidated net sales and it had a net income attributable to the Company of $1 million. The Venezuelan subsidiary also had $15 million of total assets and $12 million of total liabilities as of December 31, 2012. For first quarter of 2013, our Venezuelan subsidiary represented approximately 4% of our consolidated net sales and it had a net loss attributable to the Company of less than $1 million. The Venezuelan subsidiary also had $16 million of total assets and $13 million of total liabilities as of March 31, 2013.

Note 17. Subsequent Event

On April 25, 2013, we refinanced our existing notes and credit facilities. The refinancing consists of $250 million aggregate principal amount of our 7.750% Senior Notes due 2021 (the “New Senior Notes”), a new $200 million term loan due April 25, 2016 (“Term Loan B-1”), a new $470 million term loan due April 25, 2020 (“Term Loan B-2,” and together with Term Loan B-1, the “Term Loans”), the proceeds of which we used, together with $29 million of cash on hand, to redeem our 10.75% Senior Secured Notes due 2016 (the “Secured Notes”), redeem our 9% Senior Subordinated Notes due 2014 (the “Subordinated Notes”), redeem Holdings’ Preferred Shares, repay $61 million of the note (the “Seller Note”) issued by Holdings to Dana as part of the financing in connection with our acquisition of substantially all of the aftermarket business operations of Dana in 2004, make a distribution of $133 million to Holdings’ stockholders and pay fees and expenses in connection with the refinancing transaction.

The New Senior Notes accrue interest at the rate of 7.750% per annum, payable semi-annually on May 1 and November 1 of each year, commencing November 1, 2013. The New Senior Notes will mature on May 1, 2021. The New Senior Notes will be guaranteed by (i) each wholly-owned domestic restricted subsidiary of Affinia Group Inc. that guarantees any indebtedness of Affinia Group Inc. or any guarantor and (ii) each non-wholly-owned domestic subsidiary that guarantees other capital markets debt of Affinia Group Inc. or a restricted subsidiary (subject to certain exceptions).

Outstanding borrowings under the Term Loans will accrue interest at an annual rate of interest equal to (i) a base rate plus the applicable spread or (ii) a LIBOR rate plus the applicable spread. The applicable margin for borrowings under the Term Loan B-1 is 1.75% with respect to base rate borrowings and 2.75% with respect to LIBOR rate borrowings, and the applicable margin for borrowing under the Term Loan B-2 will be 2.50% with respect to base rate borrowings and 3.50% with respect to LIBOR rate borrowings. The LIBOR rate is subject to a floor of 1.25% per annum with respect to Term Loan B-2. Overdue principal with respect to the Term Loans will bear interest at a rate 2.00% in excess of the otherwise applicable rate of interest and other overdue amounts with respect to the Term Loans will bear interest at a rate 2.00% in excess of the rate applicable to base rate borrowings.

We also replaced our existing ABL Revolver with a new ABL revolver (our “New ABL Revolver”) on April 25, 2013. The New ABL Revolver matures on April 25, 2018. The New ABL Revolver includes a revolving credit facility of up to $175 million for borrowings solely to the U.S. domestic borrowers, including (a) a $30 million sub-limit for letters of credit and (b) a $15 million swingline facility. Availability under the ABL Revolver is based upon monthly (or more frequent under certain circumstances) borrowing base valuations of our eligible inventory and accounts receivable, among other things, and is reduced by certain reserves in effect from time to time.

In addition, we also entered into fixed interest rate swap having a notional value of $300 million to effectively fix the rate of interest on a portion of our Term Loan B-2 until April 25, 2020. Changes in fair value of derivatives designated as cash flow hedges are recorded as a separate component of other comprehensive income (loss) to the extent such cash flow hedges are effective. Amounts are reclassified from other comprehensive income (loss) when the underlying hedged items are realized or hedges are ineffective.

Note 18. Financial Information for Guarantors and Non-Guarantors

Affinia Group Intermediate Holdings Inc. (presented as “Parent” in the following schedules), through its wholly-owned subsidiary, Affinia Group Inc. (presented as Issuer in the following schedules), issued $225 million of Secured Notes on August 13, 2009, and Affinia Group Inc. issued $300 million of Subordinated Notes on November 30, 2004, with an additional $100 million in principal amount issued December 9, 2010. As of March 31, 2013, there were $367 million and $179 million of Subordinated Notes and Secured Notes outstanding, respectively. The notes were offered only to qualified institutional buyers and certain persons in offshore transactions

The Secured Notes are fully, unconditionally and jointly and severally guaranteed on a senior secured basis and the Subordinated Notes are fully, unconditionally and jointly and severally guaranteed on an unsecured senior subordinated basis. The Subordinated Notes are general obligations of the Issuer and guaranteed by the Parent and all of the Issuer’s wholly owned current and future domestic subsidiaries (the “Guarantors”). The Issuer’s obligations under the Secured Notes are guaranteed by the Guarantors and are secured by first-priority liens, subject to permitted liens and exceptions for excluded assets, on substantially all of the Issuers and the Guarantors’ tangible and intangible assets (excluding the ABL Collateral as defined below), including real property, fixtures and equipment owned or acquired in the future by the Issuer and the Guarantors (the “Non-ABL Collateral”) and are secured by second-priority liens on all accounts receivable, inventory, cash, deposit accounts, securities accounts and proceeds of the foregoing and certain assets related thereto held by the Issuer and the Guarantors, which constitute collateral under the ABL Revolver on a first-priority basis (the “ABL Collateral”).

The following unaudited information presents Condensed Consolidating Statements of Operations for the three months ended March 31, 2012 and 2013, Condensed Consolidating Balance Sheets as of December 31, 2012 and March 31, 2013 and Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2012 and 2013 of (1) the Parent, (2) the Issuer, (3) the Guarantors, (4) the Non-Guarantors, and (5) eliminations to arrive at the information for the Company on a consolidated basis.

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Operations

For the Three Months Ended March 31, 2012

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$199	$237	$(72)	$364
Cost of sales	—	—	(165)	(194)	72	(287)

Gross profit	—	—	34	43	—	77
Selling, general and administrative expenses	—	(11)	(15)	(20)	—	(46)

Operating profit (loss)	—	(11)	19	23	—	31
Other income (loss), net	—	1	(2)	1	—	—
Interest expense	—	(16)	—	—	—	(16)

Income (loss) from continuing operations before income tax provision, equity in income, net of tax and noncontrolling interest	—	(26)	17	24	—	15
Income tax provision	—	—	—	(5)	—	(5)
Equity in income, net of tax	6	32	24	1	(62)	1

Net income from continuing operations	6	6	41	20	(62)	11
Income (loss) from discontinued operations, net of tax	—	—	(9)	4	—	(5)

Net income	6	6	32	24	(62)	6
Less: net income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—

Net income attributable to the Company	$6	$6	$32	$24	$(62)	$6

Guarantor Condensed

Consolidating Statement of Comprehensive Income

For the Three Months Ended March 31, 2012

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net income	$6	$6	$32	$24	$(62)	$6
Other comprehensive income, net of tax:
Change in foreign currency translation adjustments	12	12	—	12	(24)	12

Total other comprehensive income	12	12	—	12	(24)	12

Total comprehensive income	18	18	32	36	(86)	18
Less: comprehensive income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—

Comprehensive income attributable to the Company	$18	$18	$32	$36	$(86)	$18

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Operations

For the Three Months Ended March 31, 2013

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$204	$204	$(35)	$373
Cost of sales	—	—	(164)	(162)	35	(291)

Gross profit	—	—	40	42	—	82
Selling, general and administrative expenses	—	(5)	(21)	(22)	—	(48)

Operating profit (loss)	—	(5)	19	20	—	34
Other loss, net	—	—	(1)	—	—	(1)
Interest expense	—	(15)	—	—	—	(15)

Income (loss) from continuing operations before income tax provision, equity in income, net of tax and noncontrolling interest	—	(20)	18	20	—	18
Income tax provision	—	(3)	—	(5)	—	(8)
Equity in income, net of tax	6	29	15	—	(50)	—

Net income from continuing operations	6	6	33	15	(50)	10
Loss from discontinued operations, net of tax	—	—	(4)	—	—	(4)

Net income	6	6	29	15	(50)	6
Less: net income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—

Net income attributable to the Company	$6	$6	$29	$15	$(50)	$6

Guarantor Condensed

Consolidating Statement of Comprehensive Income

For the Three Months Ended March 31, 2013

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net income	$6	$6	$29	$15	$(50)	$6
Other comprehensive loss, net of tax:
Change in foreign currency translation adjustments	(3)	(3)	—	(3)	6	(3)

Total other comprehensive loss	(3)	(3)	—	(3)	6	(3)

Total comprehensive income	3	3	29	12	(44)	3
Less: comprehensive income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—

Comprehensive income attributable to the Company	$3	$3	$29	$12	$(44)	$3

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Balance Sheet

December 31, 2012

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$23	$—	$28	$—	$51
Accounts receivable	—	2	39	122	—	163
Inventories	—	—	172	132	—	304
Other current assets	—	15	9	41	—	65

Total current assets	—	40	220	323	—	583
Investments and other assets	—	197	41	20	—	258
Intercompany investments	150	724	652	—	(1,526)	—
Intercompany receivables (payables)	—	(227)	(134)	361	—	—
Property, plant and equipment, net	—	2	48	69	—	119

Total assets	$150	$736	$827	$773	$(1,526)	$960

Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$—	$11	$79	$53	$—	$143
Notes payable	—	—	—	23	—	23
Accrued payroll and employee benefits	—	7	3	7	—	17
Other accrued expenses	—	15	21	32	—	68

Total current liabilities	—	33	103	115	—	251
Deferred employee benefits and noncurrent liabilities	—	6	—	6	—	12
Long-term debt	—	546	—	—	—	546

Total liabilities	—	585	103	121	—	809
Total shareholder’s equity	150	151	724	652	(1,526)	151

Total liabilities and equity	$150	$736	$827	$773	$(1,526)	$960

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Balance Sheet

March 31, 2013

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$28	$—	$32	$—	$60
Trade accounts receivable	—	2	71	133	—	206
Inventories, net	—	—	168	134	—	302
Other current assets	—	14	9	42	—	65

Total current assets	—	44	248	341	—	633
Investments and other assets	—	195	38	21	—	254
Intercompany investments	154	750	662	—	(1,566)	—
Intercompany receivables (payables)	—	(243)	(120)	363	—	—
Property, plant and equipment, net	—	4	47	68	—	119

Total assets	$154	$750	$875	$793	$(1,566)	$1,006

Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$—	$13	$95	$61	$—	$169
Notes payable	—	—	—	23	—	23
Accrued payroll and employee benefits	—	4	6	7	—	17
Other accrued expenses	—	23	24	35	—	82
Current liabilities of discontinued operations	—	5	—	—	—	5

Total current liabilities	—	45	125	126	—	296
Deferred employee benefits and noncurrent liabilities	—	4	—	5	—	9
Long-term debt	—	546	—	—	—	546

Total liabilities	—	595	125	131	—	851
Total shareholder’s equity	154	155	750	662	(1,566)	155

Total liabilities and shareholder’s equity	$154	$750	$875	$793	$(1,566)	$1,006

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

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2013

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated Total
Operating activities
Net cash provided by operating activities	$—	$7	$1	$5	$—	$13
Investing activities
Additions to property, plant and equipment	—	(2)	(1)	(1)	—	(4)

Net cash used in investing activities	—	(2)	(1)	(1)	—	(4)
Financing activities
Proceeds of other debt	—	—	—	—	—	—

Net cash provided by financing activities	—	—	—	—	—	—
Effect of exchange rates on cash	—	—	—	—	—	—
Increase in cash and cash equivalents	—	5	—	4	—	9
Cash and cash equivalents at beginning of the period	—	23	—	28	—	51

Cash and cash equivalents at end of the period	$—	$28	$—	$32	$—	$60

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We are a global leader in the heavy duty and light vehicle replacement products and services industry, which is also referred to as the aftermarket. Our extensive aftermarket product offering consists principally of filtration and chassis products. Our filtration products fit medium and heavy duty trucks, light vehicles, equipment in the off-highway market (i.e., residential and non-residential construction, mining, forestry and agricultural) and equipment for industrial and marine applications. Our chassis products fit light vehicles, medium and heavy duty trucks, trailers and all-terrain vehicles. In addition, we provide aftermarket products and distribution services in South America. We believe that the growth of the global aftermarket, from which we derived approximately 98% of our net sales in 2012, is predominantly driven by the size, age and use of vehicles and equipment in operation. We design, manufacture, distribute and market a broad range of aftermarket products in North America, South America, Europe, Asia and Africa and generate sales in over 70 countries. Only 2% of our sales come from original equipment manufacturers (“OEM”).

The net sales by geography and product grouping for our continuing operations, together with major brands, for the year ended December 31, 2012 are illustrated in the charts below.

We market our continuing products under a variety of well-known brands, including WIX®, Raybestos®, FiltronTM, Nakata®, McQuay-Norris® and ecoLAST® and ACDelco®. Additionally, we provide private label products to large aftermarket distributors, including NAPA® and CARQUEST®. We believe that we have achieved our leading market positions due to the quality and reputation of our brands and products among professional installers, who are the primary decision makers for the purchase of the products we supply to the aftermarket. We have also developed and accumulated a comprehensive product offering covering a wide selection of vehicles in the market today across a diverse range of end markets, including heavy duty trucks, light vehicles, equipment in the off-highway market (i.e., residential and non-residential construction, mining, forestry and agricultural) and equipment for industrial and marine applications.

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

Transformation

Our filtration, South America and chassis product groups fit with our strategic initiatives of growth and profitability. As shown in the chart below these product groups have grown in the last few years.

Our filtration products group has seen growth since 2009 as we have successfully entered new markets in Europe and in Central and South America and grown existing market share. We believe we hold the #1 market position in North America for filtration products by net sales for the year ended December 31, 2012, and we also have a strong presence in Eastern Europe, including the #1 market position for filtration products in Poland.

Our South America products group has experienced growth since 2009 in its distribution operations as we have invested to grow this business. Based on management estimates and certain information from third parties, we believe that we hold the #2 market position in Brazilian aftermarket parts distribution by net sales for the year ended December 31, 2012.

Our chassis products group net sales have grown since 2009 and we share a leading position in the supply of chassis products in North America for the year ended December 31, 2012.

The following are major transformation projects we have completed or are in the process of completing in our continuing operations:

•	Fourth quarter of 2012 – We distributed our Brake North America and Asia group.

•	Third quarter of 2012 – We purchased the remaining 15% ownership interest in our filtration manufacturing facility in China.

•	First quarter of 2012 – Our Brazilian distribution company opened a new branch at the end of 2011, which began operating in the first quarter of 2012.

•	Second quarter of 2011 – During April 2011 we completed the construction of a filtration manufacturing facility in China, in which we have an 85% ownership interest. This facility manufactures products in China and distributes these products in Asia and North America. We began shipping products from this facility during the third quarter of 2011.

•	Second quarter of 2011 – We completed a new filtration facility in Poland and began shipping products in the second quarter of 2011. The facility was constructed to handle our increased production volumes in Poland and other European countries where we distribute products.

•	2010 and 2011 – Our Brazilian distribution company opened one new branch in 2010 and a new warehouse in January 2011. The new warehouse more than tripled our distribution company’s warehouse and distribution capacity in Brazil. The new branch has contributed to the growth of our Brazilian distribution business.

•	Fourth quarter of 2010 – We purchased substantially all the assets of NAPD, a chassis distributor with strong foreign nameplate product capabilities.

•	Fourth quarter of 2010 – We initiated filter product distribution capabilities in Russia.

Strategic Focus

With the distribution of the Brake North America and Asia group in 2012 to our shareholders, we have positioned ourselves to be a global filtration, chassis and distribution business. With the realignment of our company we will be able to better focus on expanding our global manufacturing and distribution capabilities throughout the world.

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

Reduction of Debt Levels

We have decreased debt levels in 2012 due to the $70 million cash received in the distribution, a decrease in accounts receivable and an increase in accounts payable. In 2012, accounts payable increased mainly due to timing and accounts receivable decreased due to increased factoring. The increase in cash provided by operating activities enabled us to redeem $22.5 million aggregate principal amount of our 10.75% Secured Notes due 2016 (the “Secured Notes”) and, in combination with the cash received in the distribution, enabled us to decrease borrowings under the ABL Revolver to nil as of December 31, 2012 and remained nil as of March 31, 2013.

The debt levels, in the above table, as of June 30, 2011 and September 30, 2011 include $27 million and $16 million, respectively, of debt in our Brake North America and Asia group. Please refer to “Note 17, Subsequent Event,” which is included in Item 1of this report for a description of our recent refinancing.

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

Business Environment

Our Markets. We believe that future growth in aftermarket product sales will be driven by the following key factors: (1) growth in global vehicle population; (2) growth in global commercial vehicle population; (3) increase in average age of vehicles in the United States and other key countries around the world and (4) increase in vehicle related regulation and legislation. Growth in sales in the aftermarket does not always have a direct correlation to sales growth for aftermarket suppliers like us. For example, as automotive parts distributors have consolidated during the past several years, they have reduced purchases from manufacturers as they focused on reducing their combined inventories. The automotive distributors are also focused on reducing inventories due to the recent decline in miles driven.

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

Results of Operations

Three months ended March 31, 2012 compared to the three months ended March 31, 2013

Net sales. Consolidated sales increased by $9 million in the first quarter of 2013 in comparison to the first quarter of 2012 due to increased sales our filtration products. The following table summarizes the consolidated net sales results for the three months ended March 31, 2012 and the consolidated net sales results for the three months ended March 31, 2013:

(Dollars in millions)	Consolidated Three Months Ended March 31, 2012	Consolidated Three Months Ended March 31, 2013	Dollar Change	Percent Change	Currency Effect (1)
Net sales
Filtration products	$205	$215	$10	5%	$(1)
Affinia South America products	111	111	—	—	(14)
Chassis products	48	46	(2)	-4%	—

On and Off-highway segment	364	372	8	2%	(15)
Corporate, eliminations and other	—	1	1	100%	—

Total net sales	$364	$373	$9	2%	$(15)

(1)	The currency effect was calculated by comparing the local currency net sales for all international locations for both periods, each at the current year exchange rate, to determine the impact of the currency between periods. These currency effects provide a clearer understanding of the operating results of our foreign entities because they exclude the varying effects that changes in foreign currency exchange rates may have on those results.

On and Off-highway segment products sales increased due to the following:

(1)	Filtration products sales increased in the first quarter of 2013 in comparison to the first quarter of 2012 due to increased sales of $7 million mainly due to our traditional premium aftermarket sales in the United States. Additionally, our Venezuela filter sales increased by $4 million due to price increases, new customers and new business with existing customers in the first quarter of 2013 in comparison to last year. The increased sales were partially offset by unfavorable currency translation effects of $1 million.

(2)	Affinia South America products sales remained constant in the first quarter of 2013 in comparison to the first quarter of 2012. Sales in our Brazil and Argentina distribution companies were up $14 million before the effects of currency. Unfavorable currency translation effects of $14 million related mainly to the Brazilian Real offset the increase.

(3)	Chassis products sales decreased in the first quarter of 2013 in comparison to the first quarter of 2012 due to chassis market conditions.

The following table summarizes the consolidated results for the three months ended March 31, 2012 and the consolidated results for the three months ended March 31, 2013:

(Dollars in millions)	Consolidated Three Months Ended March 31, 2012	Consolidated Three Months Ended March 31, 2013	Dollar Change	Percent Change
Net Sales	$364	$373	$9	2%
Cost of sales	(287)	(291)	(4)	1%

Gross profit	77	82	5	6%
Gross margin	21%	22%
Selling, general and administrative expenses(1)	(46)	(48)	(2)	4%
Selling, general and administrative expenses as a percent of sales	13%	13%

Operating profit (loss)
On and Off-highway segment	35	40	5	14%
Corporate, eliminations and other	(4)	(6)	(2)	-50%

Operating profit	31	34	3	10%
Operating margin	9%	9%
Other loss, net	—	(1)	(1)	NM
Interest expense	(16)	(15)	1	-6%

Income from continuing operations, before income tax provision, equity in income, net of tax and noncontrolling interest	15	18	3	20%
Income tax provision	(5)	(8)	(3)	60%
Equity in income, net of tax	1	—	(1)	-100%

Net income from continuing operations	11	10	(1)	-9%
Loss from discontinued operations, net of tax(2)	(5)	(4)	1	20%

Net income	6	6	—	NM
Less: net income attributable to noncontrolling interest, net of tax	—	—	—	NM

Net income attributable to the Company	$6	$6	$—	NM

(1)	We recorded $1 million of restructuring costs in selling, general and administrative expenses in the first quarter of 2012.
(2)	We recorded in loss from discontinued operations, net of tax, $4 million of restructuring costs for the first quarter of 2012.
NM	(Not Meaningful)

Gross profit/gross margin. Gross profit increased by $5 million during the first quarter of 2013 in comparison to the first quarter of 2012. Gross margin increased in the first quarter of 2013 to 22% from 21% in the first quarter of 2012. The increase in gross margin was $5 million mainly due to the increase in sales volume and a decrease of $2 million in material and manufacturing costs, partially offset by unfavorable currency translation effects of $2 million.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $2 million during the first quarter of 2013 in comparison to the first quarter of 2012. Our selling, general and administrative expenses for the first quarter of 2012 were lower due to a favorable Satisfied legal settlement of $4 million, partially offset by a decrease in benefit related costs in the first quarter of 2013.

Operating profit/operating margin. Operating profit increased by $3 million in the first quarter of 2013 in comparison to the first quarter of 2012 due to a higher gross profit in the current quarter. The operating profit in the On and Off-highway segment increased by $5 million due to a higher gross profit in the first quarter of 2013 in comparison to the first quarter of 2012.

Interest expense. Interest expense decreased by $1 million in the first quarter of 2013 in comparison to the first quarter of 2012 due to lower debt levels.

Income tax provision. The income tax provision was $8 million and $5 million for the first quarter of 2013 and 2012, respectively. The effective tax rate was higher in the first quarter of 2013 in comparison to the first quarter of 2012 due to valuation allowances.

Loss from discontinued operations, net of tax. The loss from discontinued operations, net of tax was $5 million in the first quarter of 2012 and $4 million in the first quarter of 2013. We recorded during the first quarter of 2013, a $5 million accrual for a claim brought against us, net of a $2 million tax benefit, and $1 million related to the distribution of our Brake North America and Asia group in 2012. The claim related to a previously owned discontinued operation. The Brake North America and Asia group had a $5 million, net of tax, loss from operations during the first quarter of 2012.

Net income. Net income increased in the first quarter of 2013 in comparison to the first quarter of 2012 due mainly to a higher gross profit.

Results by Geographic Region

Net sales by geographic region were as follows:

(Dollars in millions)	Three Months Ended March 31, 2012	Three Months Ended March 31, 2013
Net sales
United States	$184	$188
Foreign	180	185

Total net sales	$364	$373

United States sales as a percent of total sales	51%	50%
Foreign sales as a percent of total sales	49%	50%

United States. Net sales increased in the first quarter of 2013 in comparison to first quarter of 2012 due to an increase in filtration products sales partially offset by a decrease in chassis products sales.

Foreign. Net sales increased in the first quarter of 2013 in comparison to the first quarter of 2012 due to increased sales in our Brazilian and Argentinean distribution companies and our Venezuela filtration products, partially offset by unfavorable currency translation effects.

Income from continuing operations before income tax provision, equity in income, net of tax and noncontrolling interest by geographic region was as follows:

(Dollars in millions)	Three Months Ended March 31, 2012	Three Months Ended March 31, 2013
Income (loss) from continuing operations before income tax provision, equity in income, net of tax and noncontrolling interest
United States	$(9)	$(2)
Foreign	24	20

Total income from continuing operations before income tax provision, equity in income, net of tax and noncontrolling interest	$15	$18

United States. Loss from continuing operations before income tax provision, equity in income, net of tax and noncontrolling interest decreased in the first quarter of 2013 in comparison to the first quarter of 2012 due to an increase in gross profit.

The United States income from continuing operations before income tax provision, equity in income, net of tax and noncontrolling interest was lower than the foreign income from continuing operations before income tax provision, equity in income, net of tax and noncontrolling interest due to the inclusion of corporate costs in our United States operations and higher profitability of some of our subsidiaries in foreign locations. The majority of our debt relates to our United States operations and as a consequence almost all of the associated interest expense is allocated to our domestic operations. During the first quarter of 2013, our United States operations had $15 million of interest expense and our foreign operations had less than $1 million of interest expense.

Foreign. Income from continuing operations before income tax provision, equity in income, net of tax and noncontrolling interest decreased in the quarter of 2013 in comparison to the first quarter of 2012. The majority of the decrease was due to unfavorable currency translation effects, partially offset by an improvement in gross profit, which was driven by an increase in sales volume.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash flow from operations and available borrowings from our ABL Revolver. Our primary liquidity requirements are significant and are expected to be primarily for debt servicing, working capital, restructuring obligations and capital spending.

We are significantly leveraged as a result of the Acquisition in 2004, the refinancing that occurred in 2009 and the issuance of additional Subordinated Notes in 2010. As of March 31, 2013, the Company had $569 million in aggregate indebtedness. As of March 31, 2013, we had an additional $121 million of borrowing capacity available under our ABL Revolver after giving effect to $11 million in outstanding letters of credit, none of which was drawn against, and $2 million for borrowing base reserves. In addition, we had cash and cash equivalents of $51 million and $60 million as of December 31, 2012 and March 31, 2013, respectively.

We spent $5 million and $4 million in capital expenditures, excluding Brake North America and Asia group, during the first three months of 2012 and 2013, respectively. The cash flow from operations on an annual basis has historically been adequate to meet our liquidity needs. Based on the current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our ABL Revolver, will be adequate to meet our short term and long term liquidity needs.

Our ABL Revolver matures in May 2017, our Subordinated Notes mature in November 2014 and our Secured Notes mature in August 2016. Furthermore, if we were to undertake a significant acquisition or capital improvement plan, we may need additional sources of liquidity. We expect to meet such liquidity needs by entering into new or additional credit facilities and/or offering new or additional debt securities, but whether such sources of liquidity will be available to us at any given point in the future will depend on a number of factors that are outside of our control, including general market conditions. Please refer to “Note 17, Subsequent Event,” which is included in Item 1of this report for a description of our recent refinancing. The below describes our debt instruments prior to our recent refinancing.

Asset Based Credit Facilities

Overview. On August 13, 2009, Affinia Group Intermediate Holdings Inc., Affinia Group Inc. and certain of its subsidiaries entered into a four-year $315 million ABL Revolver. On November 30, 2010, May 22, 2012 and November 30, 2012, we entered into amendments to the credit agreement governing the ABL Revolver to, among other things, extend the maturity date from August 13, 2013 to May 22, 2017 (subject to early termination under certain limited circumstances). There was nil outstanding on the ABL Revolver at March 31, 2013. The ABL Revolver includes (i) a revolving credit facility of up to $300 million for borrowings solely to the U.S. domestic borrowers (the “U.S. Facility”), including (a) a $40 million sub-limit for letters of credit and (b) a $30 million swingline facility and (ii) a revolving credit facility of up to $15 million for Canadian Dollar denominated revolving loans solely to a Canadian borrower (the “Canadian Facility”). Availability under the ABL Revolver is based upon monthly (or more frequent under certain circumstances) borrowing base valuations of Affinia Group Inc.’s eligible inventory and accounts receivable and is reduced by certain reserves in effect from time to time.

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

As of March 31, 2013, we were in compliance in all material respects with all covenants and provisions contained in the ABL Revolver.

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

Senior Notes

Overview. In November 2004, Affinia Group Inc. issued $300 million aggregate principal amount of the Subordinated Notes, which bear interest at a rate of 9% and mature on November 30, 2014, pursuant to an indenture dated as of November 30, 2004 (the “senior subordinated indenture”). On December 9, 2010, Affinia Group Inc. issued $100 million of Additional Notes. In connection with our refinancing in August 2009, Affinia Group Inc. issued $225 million aggregate principal amount of the Secured Notes (together with the Subordinated Notes, the “Senior Notes”), which bear interest at a rate of 10.75% and mature on August 15, 2016, pursuant to an indenture dated as of August 13, 2009 (the “senior secured indenture” and, together with the senior subordinated indenture, the “senior indentures”). On each of December 31, 2010 and June 25, 2012, Affinia Group Inc. redeemed $22.5 million aggregate principal amount of the Secured Notes pursuant to their terms at a redemption price equal to 103% of the principal amount of such notes being redeemed, plus accrued and unpaid interest to the redemption date. As of March 31, 2013, $367 million principal amount of the Subordinated Notes was outstanding and $179 million principal amount of the Secured Notes was outstanding, net of a $1 million issue discount which is being amortized until the Secured Notes mature.

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

As of March 31, 2013, we were in compliance in all material respects with all covenants and provisions contained in the senior indentures.

Cash Flows

Net cash provided by operating activities

Net cash provided by operating activities is summarized in the table below for the three months ended March 31, 2012 and 2013:

(Dollars in millions)	Three Months Ended March 31, 2012	Three Months Ended March 31, 2013
Net income	$6	$6
Change in trade accounts receivable	(8)	(44)
Change in inventories	8	2
Change in other current operating liabilities	27	45

Subtotal	33	9
Other changes in operating activities	24	4

Net cash provided by operating activities	$57	$13

Change in trade accounts receivable – The change in trade accounts receivable was an $8 million and $44 million use of cash in the first three months of 2012 and 2013, respectively. The accounts receivable is seasonally low at the end of the fourth quarter and then increases in the first quarter. Consequently, we typically have a significant use of cash in the first quarter each year. However, in the first quarter of 2012 the use of cash was partially offset as we began to factor certain receivables in the first quarter of 2012.

Change in other current operating liabilities – The change in other current operating liabilities was a $27 million and a $45 million source of cash during the first three months of 2012 and 2013, respectively. The change was primarily due to a decrease in accounts payable, which was a $35 million and a $25 million source of cash in the first three months of 2012 and 2013, respectively. Accounts payable fluctuates from quarter to quarter due to the timing of payments.

Net cash used in investing activities

Net cash used in investing activities is summarized in the table below for the first three months of 2012 and 2013:

(Dollars in millions)	Three Months Ended March 31, 2012	Three Months Ended March 31, 2013
Change in restricted cash	$2	$—
Additions to property, plant and equipment	(5)	(4)

Net cash used in investing activities	$(3)	$(4)

Net cash provided by (used in) financing activities

Net cash provided by (used in) financing activities is summarized in the table below for the first three months of 2012 and 2013:

(Dollars in millions)	Three Months Ended March 31, 2012	Three Months Ended March 31, 2013
Net decrease in other short-term debt	$(10)	$—
Net payments of ABL Revolver	(50)	—

Net cash provided by (used in) financing activities	$(60)	$—

Net decrease in other short-term debt – During 2012, Longkou Haimeng Machinery Company Limited, one of our Chinese companies, was able to decrease its short term debt due to lower levels of inventory.

Net payments of ABL Revolver –In the first quarter of 2012, we were able to reduce the ABL Revolver due to the cash provided by operating activities.

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

Our foreign currency exchange rate risk management efforts primarily focus upon operationally managing the net amount of non-functional currency denominated monetary assets and liabilities. In addition, we routinely execute short-term currency exchange rate forward contracts intended to mitigate the earnings impact related to the re-measurement process. At March 31, 2013, we had currency exchange rate derivatives with an aggregate notional value of $70 million having a fair market value of less than $1 million in assets and $1 million in liabilities.

Interest rate risk

We are exposed to the risk of rising interest rates to the extent that we fund operations with short-term or variable-rate borrowings. At March 31, 2013, the Company’s $569 million of aggregate debt outstanding consisted of $23 million of floating-rate debt and $546 million of fixed-rate debt.

Pursuant to our written interest rate risk management policy we actively monitor and manage our fixed versus floating rate debt composition within a specified range. At quarter-end, fixed rate debt comprised approximately 96% of our total debt. Based on the amount of floating-rate debt outstanding at March 31, 2013, a 1% rise in interest rates would result in approximately less than $1 million in incremental interest expense.

Commodity Price Risk Management

We are exposed to adverse price movements or surcharges related to commodities that are used in the normal course of business operations. Management actively seeks to negotiate contractual terms with our customers and suppliers to limit the potential financial impact related to these exposures.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the quarter ended March 31, 2013.

During the quarter ended March 31, 2013, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 28, 2013, Walker Morris, counsel for Neovia Logistics Services (U.K.) Limited (“Neovia”) (formerly known as Caterpillar Logistics Services (U.K.) Limited) notified us that Quinton Hazell Automotive Limited (“QHAL”) intended to appoint administrators (comparable to a bankruptcy filing in the United States) and that Neovia may pursue a claim against us for liabilities arising out of a Logistics Services Agreement dated May 5, 2006 among Neovia, QHAL and Affinia Group Inc. (the “LSA”). In connection with our prior sale of QHAL and its related companies to Klarius Group Ltd. (“KGL”), Affinia Group Inc. assigned the LSA to KGL, KGL agreed to indemnify Affinia Group Inc. against any liability under the LSA and the other companies in the QHAL group agreed to provide a guarantee to Affinia Group Inc. against these liabilities. KGL and QHAL have both appointed administrators. By letter dated February 15, 2013, Neovia, through its counsel Walker Morris, notified us that Neovia is asserting a claim against Affinia Group Inc. for liabilities arising under the LSA, including asserted unpaid invoices totaling 5.7 million pounds. On March 28, 2013, we were served with a demand for arbitration by Neovia. We filed our response on April 29, 2013. Based on our early evaluations of the claim we recorded an estimated reserve at the end of the first quarter of $5 million. We intend to vigorously defend this matter.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 6.	Exhibits

(a) Exhibits

4.1	Indenture, dated April 25, 2013, among the Company, the Guarantors and Wilmington Trust, National Association, as trustee, which is incorporated herein by reference from Exhibit 4.1 on Form 8-K of Affinia Group Intermediate Holdings Inc. filed on May 1, 2013.

4.2	Form of 7.750% Senior Note Due 2021 (included in Exhibit 4.1), which is incorporated herein by reference from Exhibit 4.2 on Form 8-K of Affinia Group Intermediate Holdings Inc. filed on May 1, 2013.

4.3	Credit Agreement, dated April 25, 2013, among Parent, the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, which is incorporated herein by reference from Exhibit 4.3 on Form 8-K of Affinia Group Intermediate Holdings Inc. filed on May 1, 2013.

4.4	Guarantee and Collateral Agreement, dated April 25, 2013 among Parent, the Company, the subsidiary loan parties identified therein and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, which is incorporated herein by reference from Exhibit 4.4 on Form 8-K of Affinia Group Intermediate Holdings Inc. filed on May 1, 2013.

4.5	ABL Credit Agreement, dated April 25, 2013, among Parent, the Company, certain subsidiaries of Parent party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent, which is incorporated herein by reference from Exhibit 4.5 on Form 8-K of Affinia Group Intermediate Holdings Inc. filed on May 1, 2013.

4.6	Guarantee and Collateral Agreement, dated April 25, 2013, among Parent, the Company, the subsidiary loan parties identified therein and Bank of America, N.A., as administrative agent, which is incorporated herein by reference from Exhibit 4.6 on Form 8-K of Affinia Group Intermediate Holdings Inc. filed on May 1, 2013.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act, as amended.

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350(b)

101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

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

Date: May 10, 2013