Form 10-Q
period 2013-06-30
Affinia Group Intermediate Holdings Inc.
filed 2013-08-09
CIK 1328655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2013.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 1,000 shares outstanding of the registrant’s common stock as of August 9, 2013 (all of which are privately owned and not traded on a public market).

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Affinia Group Intermediate Holdings Inc.

Unaudited Condensed Consolidated Statements of Operations

(Dollars in millions)	Three Months Ended June 30, 2012	Three Months Ended June 30, 2013	Six Months Ended June 30, 2012	Six Months Ended June 30, 2013
Net sales	$373	$396	$737	$769
Cost of sales	(284)	(301)	(571)	(592)

Gross profit	89	95	166	177
Selling, general and administrative expenses	(52)	(51)	(98)	(99)

Operating profit	37	44	68	78
Loss on extinguishment of debt	(1)	(15)	(1)	(15)
Other income (loss), net	—	(1)	—	(2)
Interest expense	(16)	(28)	(32)	(43)

Income from continuing operations before income tax provision, equity in income (loss), net of tax and noncontrolling interest	20	—	35	18
Income tax provision	(9)	(1)	(14)	(9)
Equity in income (loss), net of tax	(1)	—	—	—

Net income (loss) from continuing operations	10	(1)	21	9
Loss from discontinued operations, net of tax	(42)	—	(47)	(4)

Net income (loss)	(32)	(1)	(26)	5
Less: net income attributable to noncontrolling interest, net of tax	—	—	—	—

Net income (loss) attributable to the Company	$(32)	$(1)	$(26)	$5

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(Dollars in millions)	Three Months Ended June 30, 2012	Three Months Ended June 30, 2013	Six Months Ended June 30, 2012	Six Months Ended June 30, 2013
Net income (loss)	$(32)	$(1)	$(26)	$5
Other comprehensive loss, net of tax:
Interest rate swap, net of tax	—	6	—	6
Change in foreign currency translation adjustments	(23)	(14)	(11)	(17)

Total other comprehensive loss	(23)	(8)	(11)	(11)

Total comprehensive loss	(55)	(9)	(37)	(6)
Less: comprehensive income attributable to noncontrolling interest, net of tax	—	—	—	—

Comprehensive loss attributable to the Company	$(55)	$(9)	$(37)	$(6)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Unaudited Condensed Consolidated Balance Sheets

(Dollars in millions)	December 31, 2012	June 30, 2013
Assets
Current assets:
Cash and cash equivalents	$51	$55
Trade accounts receivable, less allowances of $3 million for 2012 and $4 million for 2013	163	191
Inventories, net	304	296
Current deferred taxes	13	23
Prepaid taxes	30	29
Other current assets	22	44

Total current assets	583	638
Property, plant, and equipment, net	119	117
Goodwill	24	24
Other intangible assets, net	88	85
Deferred financing costs	15	20
Deferred income taxes	106	93
Investments and other assets	25	20

Total assets	$960	$997

Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$143	$163
Notes payable	23	23
Other accrued expenses	68	66
Accrued payroll and employee benefits	17	19
Current liabilities of discontinued operations	—	5

Total current liabilities	251	276
Long-term debt	546	917
Deferred employee benefits and other noncurrent liabilities	12	9

Total liabilities	809	1,202

Contingencies and commitments
Shareholder’s equity:
Common stock, $.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	455	456
Accumulated deficit	(296)	(642)
Accumulated other comprehensive loss	(9)	(20)

Total shareholder’s equity of the Company	150	(206)
Noncontrolling interest in consolidated subsidiaries	1	1

Total shareholder’s equity	151	(205)

Total liabilities and shareholder’s equity	$960	$997

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in millions)	Six Months Ended June 30, 2012	Six Months Ended June 30, 2013
Operating activities
Net income (loss)	$(26)	$5
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11	12
Impairment of assets	62	—
Stock-based compensation	—	1
Loss on extinguishment of debt	1	15
Write-off of unamortized deferred financing costs	—	8
Write-off of original issue discount on Subordinated Notes	—	1
Provision for deferred income taxes	(28)	13
Change in trade accounts receivable	(20)	(37)
Change in inventories	2	(1)
Change in other current operating assets	—	(34)
Change in other current operating liabilities	68	33
Change in other	9	10

Net cash provided by operating activities	79	26
Investing activities
Proceeds from sales of assets	3	—
Change in restricted cash	4	—
Additions to property, plant and equipment	(11)	(10)

Net cash used in investing activities	(4)	(10)
Financing activities
Net decrease in other short-term debt	(5)	—
Payments of other debt	(2)	—
Repayment of Secured Notes	(23)	(195)
Repayment of Subordinated Notes	—	(367)
Net payments of ABL Revolver	(35)	—
Proceeds from Senior Notes	—	250
Proceeds from Term Loans	—	667
Distribution to our shareholder	—	(351)
Payment of deferred financing costs	—	(15)

Net cash used in financing activities	(65)	(11)
Effect of exchange rates on cash	(1)	(1)
Increase in cash and cash equivalents	9	4
Cash and cash equivalents at beginning of the period	54	51

Cash and cash equivalents at end of the period	$63	$55

Supplemental cash flows information
Cash paid during the period for:
Interest	$31	$38
Income taxes	$11	$10
Noncash investing and financing activities:
Additions to property, plant and equipment included in accounts payable	$2	$1

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business

Affinia Group Intermediate Holdings Inc. is a global leader in the heavy duty and light vehicle replacement products and services industry. We derive approximately 98% of our sales from this industry. Our broad range of filtration, chassis and other products are sold in North America, Europe, South America, Asia and Africa. Our brands include WIX®, Raybestos®, FiltronTM, Nakata®, McQuay-Norris® and ecoLAST®. Additionally, we provide private label products for NAPA®, CARQUEST® and ACDelco®. Affinia Group Inc. is 100% owned by Affinia Group Intermediate Holdings Inc., which, in turn, is 100% owned by Affinia Group Holdings Inc. (“Holdings”), a company controlled by affiliates of The Cypress Group L.L.C (“Cypress”).

Affinia Group Inc., the Company’s direct, 100% owned subsidiary and a Delaware corporation formed on June 28, 2004, entered into a stock and asset purchase agreement on November 30, 2004, as amended (the “Purchase Agreement”), with Dana Corporation (“Dana”). The Purchase Agreement provided for the acquisition by Affinia Group Inc. of substantially all of Dana’s aftermarket business operations (the “Acquisition”).

The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiaries. In these Notes to the Consolidated Financial Statements, the terms “the Company,” “Parent,” “we,” “our” and “us” refer to Affinia Group Intermediate Holdings Inc. and its subsidiaries on a consolidated basis.

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

Note 3. New Accounting Pronouncements

Adopted Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This guidance is effective for reporting periods beginning after December 15, 2012. The implementation of ASU 2013-02 resulted in financial statement disclosure changes only. Please refer to “Note 16. Changes in Accumulated Other Comprehensive Income (Loss)” for disclosure.

In July 2012, the FASB amended Accounting Standards Codification (“ASC”) 350, “Intangibles – Goodwill and Other” with ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-lived Intangible Assets for Impairment.” Under the revised guidance, an organization has the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. The guidance is effective for impairment tests for fiscal years beginning after September 15, 2012. We test indefinite-lived intangible assets for impairment on an annual basis as of December 31 of each year, unless conditions arise that would require a more frequent evaluation. Adoption of this guidance will not impact our financial condition or results of operations.

Accounting Pronouncements Not Yet Adopted

In July 2013, the FASB issued ASU 2013-10, “Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” ASU 2013-10 allows the Fed Funds Effective Swap Rate (OIS) to be designated as a U.S. benchmark interest rate for hedge accounting purposes, in addition to interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Company does not anticipate the requirements of ASU 2013-10 will have a material impact on the condensed consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. The Company is currently assessing the impact, if any, on the condensed consolidated financial statements.

Note 4. Refinancing

On April 25, 2013, we refinanced our existing notes and credit facilities and made a distribution to Holdings, our shareholder. The refinancing consisted of the issuance of $250 million aggregate principal amount 7.75% Senior Notes due May 1, 2021 (the “Senior Notes”), a $200 million term loan due April 25, 2016 (“Term Loan B-1”), a $470 million term loan due April 25, 2020 (“Term Loan B-2,” and together with Term Loan B-1, the “Term Loans”), the proceeds of which we used, together with $31 million of cash on hand, to redeem our 10.75% Senior Secured Notes due 2016 (the “Secured Notes”), redeem our 9% Senior Subordinated Notes due 2014 (the “Subordinated Notes”), pay fees and expenses in connection with the refinancing transaction and make a $350 million distribution to Holdings. Holdings used the distribution to redeem its Preferred Shares, repay $61 million of the note (the “Seller Note”) issued by Holdings to Dana as part of the financing in connection with our acquisition of substantially all of the aftermarket business operations of Dana in 2004 and make a distribution of $133 million to its stockholders. We replaced our existing asset-based revolving credit facility (the “Old ABL Revolver”) with a new asset-based revolving credit facility (our “ABL Revolver”) on April 25, 2013. The ABL Revolver matures on April 25, 2018 and comprises a revolving credit facility of up to $175 million for borrowings solely to the U.S. domestic borrowers, including (a) a $30 million sub-limit for letters of credit and (b) a $15 million swingline facility. Availability under the ABL Revolver is based upon monthly (or more frequent under certain circumstances) borrowing base valuations of our eligible inventory and accounts receivable, among other things, and is reduced by certain reserves in effect from time to time.

The sources and uses of proceeds of the refinancing consisted of the following:

(Dollars in millions)	Sources			Uses
Term Loan B-1(1)	$199	Redeemed Secured Notes		$180
Term Loan B-2(1)	468	Redeemed Subordinated Notes		367
Senior Notes	250	Distribution to Shareholder:
Cash on hand	31	Redeemed Holdings’ Preferred Shares(2)	156
		Repaid Holdings’ Seller Note(2)	61
		Distribution to Holdings’ Stockholders(2)	133

		Total distribution to Shareholder(2)		350
		Interest payments on Secured and Subordinated Notes		21
		Call premium on Secured Notes		15
		Deferred financing costs(3)		15

	$948			$948

(1)	Less original issue discount of $2 million for Term Loan B-2 and $1 million for Term Loan B-1.
(2)	A distribution to our shareholder of $350 million was used for redemption of preferred shares, payment of debt and a distribution to its stockholders.
(3)	The deferred financing costs paid on the date of the refinancing were $13 million and $2 million were subsequently paid in the remainder of the second quarter of 2013.

During the second quarter of 2013, we made a distribution of $351 million to Holdings of which $350 million related to the refinancing, as previously described, and $1 million related to the payment of Holdings operating expenses.

Note 5. Debt

Our debt consists of notes that are publicly traded, an ABL Revolver, term loans and other short-term borrowings. Our debt consisted of the following:

(Dollars in millions)	December 31, 2012	June 30, 2013
9% Senior subordinated notes, due November 2014	$367	$—
10.75% Senior secured notes, due August 2016	179	—
7.75% Senior notes, due May 2021	—	250
Term Loan B-1, due April 2016	—	199
Term Loan B-2, due April 2020	—	468
ABL revolver, due April 2018	—	—
Other debt(1)	23	23

	$569	$940

(1)	The other debt of $23 million as of December 31, 2012 and June 30, 2013 consists of $20 million related to our Poland filtration operations and $3 million related to our China filtration operations.

The fair value framework requires the categorization of our debt into three levels based upon the assumptions (inputs) used to determine fair value. The fair value of debt and the categorization of the hierarchy level of fair value, net of discount, are as follows:

Fair Value of Debt at December 31, 2012

(Dollars in millions)	Book Value of Debt	Fair Value Factor	Fair Value of Debt
Senior subordinated notes, due November 2014(1)	$367	100.25%	$368
Senior secured notes, due August 2016(1)	179	108.43%	194
ABL revolver, due May 2017(2)	—	100%	—
Other debt(2)	23	100%	23

Total fair value of debt at December 31, 2012			$585

Fair Value of Debt at June 30, 2013

(Dollars in millions)	Book Value of Debt	Fair Value Factor	Fair Value of Debt
Senior notes, due May 2021(1)	$250	100.94%	$252
Term Loan B-1, due April 2016(1)	199	100.38%	200
Term Loan B-2, due April 2020(1)	468	100.00%	468
ABL revolver, due April 2018(2)	—	100%	—
Other debt(2)	23	100%	23

Total fair value of debt at June 30, 2013			$943

(1)	The fair value of the long-term debt was estimated based on quoted market prices obtained through broker or pricing services and categorized within Level 2 of the hierarchy. The fair value of our debt that is publicly traded in the secondary market is classified as Level 2 and is based on current market yields obtained through broker or pricing services.
(2)	The carrying value of fixed rate short-term debt approximates fair value because of the short term nature of these instruments, and the carrying value of the Company’s current floating rate debt instruments approximates fair value because of the variable interest rates pertaining to those instruments. The fair value of debt is categorized within Level 2 of the hierarchy.

ABL Revolver

We replaced our Old ABL Revolver with a new ABL Revolver on April 25, 2013. The ABL Revolver comprises a revolving credit facility of up to $175 million for borrowings available solely to the U.S. domestic borrowers, including (a) a $30 million sub-limit for letters of credit and (b) a $15 million swingline facility. Availability under the ABL Revolver is based upon monthly (or more frequent under certain circumstances) borrowing base valuations of our eligible inventory and accounts receivable, among other things, and is reduced by certain reserves in effect from time to time.

At June 30, 2013, there were no outstanding borrowings under the ABL Revolver. We had an additional $125 million of availability after giving effect to $10 million in outstanding letters of credit and less than $1 million for borrowing base reserves as of June 30, 2013.

Maturity. The ABL Revolver is scheduled to mature on April 25, 2018.

Guarantees and collateral. The indebtedness, obligations and liabilities under the ABL Revolver are unconditionally guaranteed jointly and severally on a senior secured basis by Parent and certain of its current and future U.S. subsidiaries, and are secured, subject to permitted liens and other exceptions and exclusions, by a first-priority lien on accounts receivable, inventory, cash, deposit accounts, securities accounts and proceeds of the foregoing and certain assets related thereto and a second-priority lien on the collateral that secures the Term Loans on a first-priority basis.

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

Interest rates and fees. Outstanding borrowings under the ABL Revolver accrue interest at an annual rate of interest equal to (i) a base rate plus the applicable spread, as set forth below or (ii) a LIBOR rate plus the applicable spread, as set forth below. Swingline loans bear interest at a base rate plus the applicable spread. The Company will pay a commission on letters of credit issued under the New ABL Revolver at a rate equal to the applicable spread for loans based upon the LIBOR rate.

Level	Average Aggregate Availability	Base Rate Loans and Swingline Loans	LIBOR Loans
I	<$50,000,000	1.00%	2.00%
II	> $50,000,000 but < $100,000,000	0.75%	1.75%
III	> $100,000,000	0.50%	1.50%

The borrowers will pay certain fees with respect to the ABL Revolver, including (i) an unused commitment fee on the undrawn portion of the credit facility of 0.25% per annum in the event that more than 50% of the commitments (excluding swingline loans) under the credit facility are utilized, and 0.375% per annum in the event that less than or equal to 50% of the commitments (excluding swingline loans) under the credit facility are utilized and (ii) customary annual administration fees and fronting fees in respect of letters of credit equal to 0.125% per annum on the stated amount of each letter of credit outstanding during each fiscal quarter. During an event of default, all loans and other obligations under the ABL Revolver may bear interest at a rate 2.00% in excess of the otherwise applicable rate of interest.

Cash Dominion. Commencing on the day that an event of default occurs or availability under the ABL Revolver is less than the greater of 12.5% of the total borrowing base and $17.5 million and continuing until no event of default has existed and availability has been greater than such thresholds at all times for 60 consecutive days, amounts in the Company’s deposit accounts and the deposit accounts of the guarantors (other than certain excluded accounts) will be transferred daily into a blocked account held by the administrative agent and applied to reduce the outstanding amounts under the ABL Revolver.

Covenants. The ABL Revolver contains negative covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to: create liens and encumbrances; incur additional indebtedness; merge, dissolve, liquidate or consolidate; make acquisitions, investments, advances or loans; dispose of or transfer assets; pay dividends or make other payments in respect of their capital stock; amend certain material governance documents; change the nature of the business of the borrowers and their subsidiaries; redeem or repurchase capital stock or prepay, redeem or repurchase certain debt; engage in certain transactions with affiliates; change the borrowers’ fiscal periods; and enter into certain restrictive agreements. The ABL Revolver also contains certain customary affirmative covenants and events of default, including a change of control.

In addition, commencing on the day that an event of default occurs or availability under the ABL Revolver is less than the greater of 10.0% of the total borrowing base and $15.0 million and continuing until no event of default has existed and availability under the ABL Revolver has been greater than such thresholds at all times, in each case, for 30 consecutive days, Parent will be required to maintain a fixed charge coverage ratio of at least 1.0x measured for the last 12-month period. As of August 9, 2013, the Company remained in compliance with all debt covenants. The fixed charge coverage ratio was 2.40x as of June 30, 2013. If the covenant triggers have occurred, the impact of falling below the fixed charge coverage ratio would not be a default but instead would limit our ability to pursue certain operational or financial transactions (e.g. acquisitions).

Indenture

Senior Notes. On April 25, 2013, Affinia Group Inc. issued $250 million of Senior Notes as part of the refinancing. The Senior Notes accrue interest at the rate of 7.75% per annum, payable semi-annually on May 1 and November 1 of each year, commencing November 1, 2013. The Senior Notes will mature on May 1, 2021. The terms of the Indenture provide that, among other things, the Senior Notes rank equally in right of payment to all of the Company’s and the Guarantors’ existing and future senior debt and senior in right of payment to all of the Company’s and Guarantors’ existing and future subordinated debt. The Senior Notes are structurally subordinated to all of the liabilities and obligations of the Company’s subsidiaries that do not guarantee the Senior Notes. The Senior Notes are effectively junior in right of payment to all of the Company’s and the Guarantors’ secured indebtedness, including the Term Loans and the ABL Revolver, to the extent of the value of the collateral securing such indebtedness. The outstanding balance of the Senior Notes at June 30, 2013 was $250 million.

Guarantees. The Guarantors guarantee the Company’s obligations under the Notes on a senior unsecured basis.

Interest Rate. Interest on the Notes accrues at a rate of 7.75% per annum. Interest on the Notes is payable in cash semiannually in arrears on May 1 and November 1 of each year, commencing on November 1, 2013.

Other Covenants. The Indenture contains affirmative and negative covenants that, among other things, limit or restrict the Company’s ability (as well as those of the Company’s subsidiaries) to: incur additional debt; provide guarantees and issue mandatorily redeemable preferred stock; pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments including the prepayment of certain indebtedness; enter into agreements that restrict distributions from restricted subsidiaries; sell or otherwise dispose of assets, including capital stock of restricted subsidiaries; enter into transactions with affiliates; create or incur liens; and merge, consolidate or sell substantially all of its assets.

Events of Default. The Indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of covenants in the Indenture, payment defaults or acceleration of other indebtedness, failure to pay certain judgments and certain events of bankruptcy and insolvency. Generally, if an event of default occurs, the Trustee or holders of at least 25% in principal amount of the then outstanding Notes may declare the principal, premium, if any, interest and other monetary obligations on all the Notes to be due and payable immediately.

Term Loan Facility

On April 25, 2013, the Company entered into (i) a Term Loan B-1 in an aggregate principal amount of $200 million and (ii) a Term Loan B-2 in an aggregate principal amount of $470 million. The Term Loan B-1 was offered at a price of 99.75%, of their face value, resulting in approximately $199 million of net proceeds for the Term Loan B-1. The Term Loan B-2 was offered at a price of 99.50%, of their face value, resulting in approximately $468 million of net proceeds for the Term Loan B-2. The $1 million and $2 million original issue discount for the Term Loan B-1 and Term Loan B-2, respectively, will be amortized based on the effective interest rate method and included in interest expense until the Term Loans mature. The Term Loan B-1 amortizes in quarterly installments in an amount equal to 1.00% per annum, with the balance due on April 25, 2016. The Term Loan B-2 amortizes in quarterly installments in an amount equal to 1.00% per annum, with the balance due on April 25, 2020. As of June 30, 2013, $199 million principal amount of Term Loan B-1 was outstanding, net of a $1 million issue discount which is being amortized until the Term Loan B-1 matures and $468 million principal amount of Term Loan B-2 was outstanding, net of a $2 million issue discount which is being amortized until the Term Loan B-2 matures.

Guarantees and collateral. The indebtedness, obligations and liabilities under the Term Loan Facility are unconditionally guaranteed jointly and severally on a senior secured basis by Parent and certain of its current and future U.S. subsidiaries, and are secured, subject to permitted liens and other exceptions and exclusions, by a first-priority lien on substantially all tangible and intangible assets of the borrower and each guarantor (including (i) a perfected pledge of all of the capital stock of the borrower and each direct, wholly-owned material subsidiary held by the borrower or any guarantor (subject to certain limitations with respect to foreign subsidiaries) and (ii) perfected security interests in, and mortgages on, equipment, general intangibles, investment property, intellectual property, material fee-owned real property, intercompany notes and proceeds of the foregoing) except for certain excluded assets and the collateral securing the ABL Revolver on a first priority basis, and a second-priority lien on the collateral securing the ABL Revolver on a first-priority basis.

Mandatory prepayments. The Term Loan Facility requires the following amounts to be applied to prepay the Term Loans, subject to certain thresholds, exceptions and reinvestment rights: 100% of the net proceeds from the incurrence of indebtedness (other than permitted indebtedness), 100% of the net proceeds of certain asset sales (including insurance or condemnation proceeds), other than the collateral securing the ABL Revolver on a first-priority basis, and 50% of excess cash flow with stepdowns to 25% and 0% based on certain leverage targets.

Mandatory prepayments will be allocated ratably between Term Loan B-1 and Term Loan B-2 and, within each, will be applied to reduce remaining amortization payments in the direct order of maturity for the immediately succeeding eight quarters and, thereafter, pro rata.

Voluntary Prepayments. The Company may voluntarily prepay outstanding Term Loans in whole or in part at any time without premium or penalty (other than a 1.00% premium payable until, in the case of the Term Loan B-1, six months following April 25, 2013 and, in the case of the Term Loan B-2, one year following April 25, 2013, on (i) the amount of loans prepaid or refinanced with proceeds of long-term bank debt financing or any other financing similar to such borrowings having a lower effective yield or (ii) the amount of loans the terms of which are amended to the same effect), subject to payment of customary breakage costs in the case of LIBOR rate loans. Optional prepayments of the Term Loans will be applied to the remaining installments thereof at the direction of the Company.

Interest Rates. Outstanding borrowings under the Term Loan Facility accrue interest at an annual rate of interest equal to (i) a base rate plus the applicable spread or (ii) a LIBOR rate plus the applicable spread. The applicable margin for borrowings under the Term Loan B-1 is 1.75% with respect to base rate borrowings and 2.75% with respect to LIBOR rate borrowings, and the applicable margin for borrowing under the Term Loan B-2 is 2.50% with respect to base rate borrowings and 3.50% with respect to LIBOR rate borrowings. The LIBOR rate is subject to a floor of 0.75% per annum with respect to Term Loan B-1 and 1.25% per annum with respect to Term Loan B-2. Overdue principal with respect to the Term Loans will bear interest at a rate 2.00% in excess of the otherwise applicable rate of interest and other overdue amounts with respect to the Term Loans will bear interest at a rate 2.00% in excess of the rate applicable to base rate borrowings.

Covenants. The Term Loan Facility contains negative covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to create liens and encumbrances; incur additional indebtedness; merge, dissolve, liquidate or consolidate; make acquisitions, investments, advances or loans; dispose of or transfer assets; pay dividends or make other payments in respect of their capital stock; amend certain material governance documents; change the nature of the business of the borrower and its subsidiaries; redeem or repurchase capital stock or prepay, redeem or repurchase certain debt; engage in certain transactions with affiliates; change the borrower’s fiscal periods; and enter into certain restrictive agreements. The Term Loan Facility also contains certain customary affirmative covenants and events of default, including a change of control.

During the second quarter of 2013, we recorded a write-off of $5 million to interest expense for unamortized deferred financing costs associated with the redemption of our Secured Notes and Subordinated Notes. We also recorded during the second quarter of 2013 a write-off of $3 million to interest expense for the replacement of our Old ABL Revolver with a new ABL Revolver. In addition, we recorded $14 million in total deferred financing costs related to the issuance of our Senior Notes and Term Loans as part of the refinancing and $1 million in total deferred financing costs associated with the ABL Revolver. The unamortized deferred financing costs will be charged to interest expense over the next eight years for the Senior Notes, seven years for Term Loan B-2, five years for ABL Revolver and three years for Term Loan B-1.

During the second quarter of 2012, we recorded a write-off of less than $1 million to interest expense for unamortized deferred financing costs associated with the redemption of $22.5 million of the Secured Notes. Additionally, we recorded $1 million in total deferred financing costs related to our Old ABL Revolver.

The following table summarizes the deferred financing activity from December 31, 2012 to June 30, 2013:

(Dollars in millions)
Balance at December 31, 2012	$15
Amortization	(2)
Write-off of unamortized deferred financing costs	(8)
Deferred financing costs	15

Balance at June 30, 2013	$20

Note 6. Discontinued Operation – Brake

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

Affinia and BPI entered into a transition services agreement (“TSA”) effective with the distribution on November 30, 2012. The TSA provides for certain administrative and other services and support to be provided by us to BPI and to be provided by BPI to us. Most of the transition services will expire during 2013. We anticipate that our chassis products group (“Chassis”) will become stand alone and will no longer require the services of BPI to warehouse and distribute chassis product sometime in 2014. The TSAs and the distribution services were established as arm length transactions and are intended for the contracting parties to recover costs of the services. On the date of the distribution, we no longer had any influence over BPI. We evaluated all potential variable interests between Affinia and BPI and determined that we are not the primary beneficiary of BPI. Consequently, we deconsolidated BPI on the date of the distribution.

The table below summarizes the Brake North America and Asia group’s net sales, income (loss) before income tax benefit (provision), income tax benefit (provision), loss from discontinued operations, net of tax, net income attributable to noncontrolling interest, net of tax and loss attributable to the discontinued operations.

(Dollars in millions)	Three Months Ended June 30, 2012	Three Months Ended June 30, 2013	Six Months Ended June 30, 2012	Six Months Ended June 30, 2013
Net sales	$170	$—	$321	$—
Income (loss) before income tax benefit (provision)	(66)	—	(72)	1
Income tax benefit (provision)	24	—	25	(2)

Loss from discontinued operations, net of tax	(42)	—	(47)	(1)
Less: net income attributable to noncontrolling interest, net of tax	—	—	—	—

Loss attributable to the discontinued operations	$(42)	$—	$(47)	$(1)

Also included in loss from discontinued operations, net of tax in the first six months of 2013 was an expense related to a discontinued operation that was sold in 2010. We recorded during the first six months of 2013, a $5 million expense partially offset by a $2 million tax benefit. Please refer to “Note 12. Legal Proceedings” for a description of this expense.

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

All derivative instruments are recognized on our balance sheet at fair value. The fair value measurements of our currency forward contracts and interest rate swaps are based upon Level 2 inputs consisting of observable market data, as reported by a recognized independent third-party financial information provider. Based upon the Company’s periodic assessment of our own creditworthiness, and of the creditworthiness of the counterparties to our derivative instruments, fair value measurements are not adjusted for nonperformance risk.

Currency Forward Contract Derivatives

Our currency forward contracts are valued using then-current spot and forward market data as provided by external financial institutions. We enter into short-term currency forward contracts with banking institutions of only the highest tiered credit ratings and thus the counterparty credit risk associated with these contracts is not considered significant.

Our currency forward contracts are not designated as hedges of specific monetary asset balances subject to currency risks. Changes in the fair value of these currency forward contracts are recognized in income each accounting period. At June 30, 2013, the aggregate notional amount of our currency forward contracts was $102 million having a fair market value of $1 million in assets and $1 million in liabilities.

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

The notional amount and fair value of our outstanding currency forward contracts were as follows:

(Dollars in millions)	Notional Amount	Asset Derivative	Liability Derivative
As of June 30, 2013	$102	$1	$1
As of December 31, 2012	$69	$—	$—

Currency forward contract gains and losses are recognized in “Other loss, net” in the Consolidated Statements of Operations in the reporting period of occurrence. The short-term currency exchange rate forward contracts are intended to offset the currency exchange gain (loss) related to the re-measurement process. The currency forward contract gains and losses are as follows:

(Dollars in millions)	Three Months Ended June 30, 2012	Three Months Ended June 30, 2013	Six Months Ended June 30, 2012	Six Months Ended June 30, 2013
Loss on derivative instruments	$(1)	$—	$—	$—

Interest Rate Derivatives

On April 25, 2013, we entered into interest rate swaps having an aggregate notional value of $300 million to effectively fix the rate of interest on a portion of our Term Loan B-2 until April 25, 2020. The Company funds its business operations with a combination of fixed and floating-rate debt. Therefore, our reported results from operations may be adversely impacted by rising interest rates. The Company’s interest rate risk policy seeks to minimize the long-term cost of debt, subject to a limitation of the maximum percentage of net floating-rate debt versus total debt outstanding.

While our policy does not require that we maintain a specific ratio of net floating-rate debt as a proportion of total debt outstanding, we use interest rate swaps to manage the ratio of net floating-rate debt to total debt outstanding within our policy target range, thereby reducing the potential impact that interest rate variability may have on our consolidated financial results. Our policy strictly prohibits the use of interest rate derivatives to generate trading profits or to otherwise speculate on interest rate movements.

We have designated our interest rate swaps as “cash flow” hedges as described in ASC 815, “Derivatives and Hedging” (“ASC 815”). At the inception of the hedge, the Company formally documents its hedge relationships and risk management objectives and strategy for undertaking the hedge. In addition, the documentation identifies the interest rate swaps as a hedge of specific interest payments on variable rate debt, with the objective to perfectly offset the variability of interest expense as related to specific floating-rate debt. We also specify that the effectiveness of the interest rate swaps in mitigating interest expense variability shall be assessed using the “Hypothetical Derivative Method” as described in ASC 815.

The interest rate swaps are recorded in the Consolidated Balance Sheets as “Other current assets” or “Other accrued expenses,” accordingly. In compliance with ASC 815, the Company formally assesses the effectiveness of its interest rate swaps at inception and on a quarterly basis thereafter. These assessments have established that swaps have been, and are expected to continue to be, highly effective at offsetting the interest expense variability of the underlying floating rate debt and are therefore eligible for cash flow hedge accounting treatment, pursuant to ASC 815.

Changes in the fair value of derivatives designated as cash flow hedges are recorded to other comprehensive income (loss), to the extent such cash flow hedges are effective. Amounts are reclassified from other comprehensive income (loss) when the underlying hedged items are recognized, during the period that a hedge transaction is terminated, or whenever a portion of the hedge transaction results are deemed ineffective. There have been no gains or losses reclassified from other comprehensive income (loss) into earnings due to hedge ineffectiveness related to any of the Company’s interest rate swap transactions, nor were there gains or losses reclassified to income due to early termination of designated cash-flow hedge transactions as of June 30, 2013.

The notional amount and fair value of interest rate swaps outstanding are as follows:

(Dollars in millions)	Notional Amount	Fair Value
As of June 30, 2013	$300	$9
As of December 31, 2012	$—	$—

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

(Dollars in millions)	At December 31, 2012	At June 30, 2013
Raw materials	$77	$65
Work- in- process	19	17
Finished goods	208	214

	$304	$296

Note 9. Goodwill

Goodwill as of December 31, 2012 and June 30, 2013 was $24 million and consisted of the following: $22 million for the acquisition of NAPD in 2010 and $2 million for a minor acquisition in 2008. Goodwill is not amortized, but instead the Company evaluates goodwill for impairment, as of December 31 of each year, unless conditions arise that would require a more frequent evaluation.

Note 10. Commitments and Contingencies

At June 30, 2013, the Company had purchase commitments for property, plant and equipment of approximately $8 million.

A reconciliation of the changes in our return reserves, which is included in other accrued expenses, is as follows:

(Dollars in millions)	Six Months Ended June 30, 2012	Six Months Ended June 30, 2013
Beginning balance	$11	$8
Amounts charged to revenue	10	10
Returns processed	(7)	(10)

Ending balance	$14	$8

Note 11. Income Taxes

The total amount of unrecognized tax benefits as of December 31, 2012 and June 30, 2013 was $1 million, and if recognized, would affect the effective tax rate. The Company recognizes interest related to unrecognized tax benefits in interest expense and recognizes penalties as part of the income tax provision. As of June 30, 2013, the Company’s accrual for interest and penalties was less than $1 million. The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. For jurisdictions in which the Company transacts significant business, tax years ended December 31, 2004 and later remain subject to examination by tax authorities. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

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

On September 30, 2011, we entered into a settlement agreement with Satisfied Brake Products Inc. (“Satisfied”) for $10 million to settle our claims against Satisfied for their theft of our trade secrets. Upon execution of the settlement agreement, $2.5 million was due immediately and up to an additional $7.5 million is to be provided after liquidation of Satisfied’s business. On September 30, 2011, we recorded a gain of $2.5 million in continuing operations in the consolidated financial statements. Additionally, we recorded $4 million as a gain in continuing operations in the first six months of 2012. The remaining claim against Satisfied was included in the distribution of the Brake North America and Asia group to our shareholders.

On January 28, 2013, Walker Morris, counsel for Neovia Logistics Services (U.K.) Limited (“Neovia”) (formerly known as Caterpillar Logistics Services (U.K.) Limited) notified us that Quinton Hazell Automotive Limited (“QHAL”) intended to appoint administrators (comparable to a bankruptcy filing in the United States) and that Neovia may pursue a claim against us for liabilities arising out of a Logistics Services Agreement dated May 5, 2006 among Neovia, QHAL and Affinia Group Inc. (the “LSA”). In connection with our prior sale of QHAL and its related companies to Klarius Group Ltd. (“KGL”), Affinia Group Inc. assigned the LSA to KGL, KGL agreed to indemnify Affinia Group Inc. against any liability under the LSA and the other companies in the QHAL group agreed to provide a guarantee to Affinia Group Inc. against these liabilities. KGL and QHAL have both appointed administrators. By letter dated February 15, 2013, Neovia, through its counsel Walker Morris, notified us that Neovia is asserting a claim against Affinia Group Inc. for liabilities arising under the LSA, including asserted unpaid invoices totaling 5.7 million pounds. On March 28, 2013, we were served with a demand for arbitration by Neovia. We filed our response on April 29, 2013. Based on our early evaluations of the claim we have recorded an estimated reserve of $5 million in current liabilities of discontinued operations related to the Neovia claim in the first quarter of 2013. We intend to vigorously defend this matter.

The Company has various accruals for civil liability, including product liability, and other costs. If there is a range of equally probable outcomes, we accrue at the lower end of the range. The Company had $1 million accrued as of December 31, 2012 and June 30, 2013 in other accrued expenses. In addition, we have various other claims that are reasonably possible of occurrence that range from less than $1 million to $12 million in the aggregate. There are no recoveries expected from third parties.

Note 13. Segment and Geographic Information

The products, customer base, distribution channel, manufacturing process, procurement are similar throughout all of the Company’s operations. However, due to different economic characteristics in the Company’s operations and in conformity with ASC Topic 280, “Segment Reporting,” the Company presented two separate reportable segments: (1) the On and Off-highway reportable segment, which aggregates the Filtration, Chassis and Affinia South America operating segments and (2) Discontinued operation, which includes our Brake North America and Asia group. Because of the distribution of our Brake North America and Asia group, it was classified as discontinued operations and, as such, is not presented in the net sales and operating profit segment tables below. The Company evaluates the performance of its segments based primarily on revenue growth and operating profit. The allocation of income taxes is not evaluated at the segment level. See “Note 6. Discontinued Operation—Brake.” Segment net sales, operating profit, total assets, depreciation and amortization and capital expenditures were as follows:

	Net Sales
(Dollars in millions)	Three Months Ended June 30, 2012	Three Months Ended June 30, 2013	Six Months Ended June 30, 2012	Six Months Ended June 30, 2013
On and Off-Highway segment	$374	$397	$738	$769
Corporate, eliminations and other	(1)	(1)	(1)	—

	$373	$396	$737	$769

	Operating Profit
(Dollars in millions)	Three Months Ended June 30, 2012	Three Months Ended June 30, 2013	Six Months Ended June 30, 2012	Six Months Ended June 30, 2013
On and Off-Highway segment	$49	$52	$84	$92
Corporate, eliminations and other	(12)	(8)	(16)	(14)

	$37	$44	$68	$78

	Total Assets
(Dollars in millions)	December 31, 2012	June 30, 2013
On and Off-Highway segment	$720	$745
Corporate, eliminations and other	240	252

	$960	$997

	Depreciation and Amortization
(Dollars in millions)	Three Months Ended June 30, 2012	Three Months Ended June 30, 2013	Six Months Ended June 30, 2012	Six Months Ended June 30, 2013
On and Off-Highway segment	$3	$4	$8	$9
Corporate, eliminations and other	2	2	3	3

	$5	$6	$11	$12

	Capital Expenditures
(Dollars in millions)	Three Months Ended June 30, 2012	Three Months Ended June 30, 2013	Six Months Ended June 30, 2012	Six Months Ended June 30, 2013
On and Off-Highway segment	$3	$6	$5	$9
Corporate, eliminations and other	—	—	—	1

Total from continuing operations	3	6	5	10
Discontinued operations	3	—	6	—

	$6	$6	$11	$10

Net sales by geographic region were determined based on origin of sale and are as follows:

(Dollars in millions)	Three Months Ended June 30, 2012	Three Months Ended June 30, 2013	Six Months Ended June 30, 2012	Six Months Ended June 30, 2013
Brazil	$97	$105	$199	$206
Canada	19	19	36	36
Poland	38	42	72	76
Other countries	27	39	54	72

Total other countries	181	205	361	390
United States	192	191	376	379

	$373	$396	$737	$769

Geographic data for long-lived assets are comprised of property, plant and equipment, goodwill, other intangible assets and deferred financing costs and are as follows:

(Dollars in millions)	December 31, 2012	June 30, 2013
Brazil	$14	$12
China	17	17
Poland	29	26
Other countries	9	10

Total other countries	69	65
United States	177	181

	$246	$246

We offer primarily two types of products: filtration products, which include oil, fuel, air and other filters and chassis products, which include steering, suspension and driveline components. Additionally, we have Affinia South America products, which offer chassis, filtration and other products. The Company’s sales by group of similar products are as follows:

(Dollars in millions)	Three Months Ended June 30, 2012	Three Months Ended June 30, 2013	Six Months Ended June 30, 2012	Six Months Ended June 30, 2013
Filtration products	$215	$229	$420	$444
Chassis products	55	51	103	97
Affinia South America products	104	117	215	228
Corporate, eliminations and other	(1)	(1)	(1)	—

	$373	$396	$737	$769

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

	December 31, 2012	June 30, 2013
Restricted stock units	242,000	242,000
Stock options	26,835	26,488
Deferred compensation shares	30,235	33,854
Stock award	163	163
Shares available	50,767	47,495

Number of shares of common stock subject to awards	350,000	350,000

Stock Options

As of June 30, 2013, 26,488 stock options had been awarded, which included exercised options of 3,000, vested options of 22,988 and 500 unvested options. Pursuant to the terms of the 2005 Stock Plan, each option expires on August 1, 2015. The exercise price is $100 per option.

We account for our employee stock options under the fair value method of accounting using a Black-Scholes model to measure stock-based compensation expense at the date of grant. Dividend yields were not a factor because there were no cash dividends declared on or prior to the date of grants. Our weighted-average Black-Scholes fair value assumptions include:

	2012	2013
Weighted-average effective term	5.1 years	5.1 years
Weighted-average risk free interest rate	4.34%	4.33%
Weighted-average expected volatility	39.9%	39.9%
Weighted-average fair value of options (Dollars in millions)	$1	$1

The fair value of the stock option grants is amortized to expense over the vesting period. The Company reduces the overall compensation expense by a turnover rate consistent with historical trends. Stock-based compensation expense, which was recorded in selling, general and administrative expenses, and tax related income tax benefits were nil for each of the six month periods ending June 30, 2012 and 2013, respectively.

Options
Outstanding at December 31, 2012	23,835
Forfeited/expired	(347)

Outstanding at June 30, 2013	23,488

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

As of June 30, 2013, 242,000 RSUs had been awarded and remained outstanding, none of which have vested. In connection with the distribution of our Brake North America and Asia group to the shareholders of Holdings, our Board of Directors determined that the distribution would constitute a “Qualifying Termination” under each of the RSU Agreements for the 62,000 RSUs granted to employees of the Brake North America and Asia group.

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

RSUs
Outstanding at December 31, 2012	242,000
Granted	—
Forfeited/expired	—

Outstanding at June 30, 2013	242,000

Deferred Compensation Plan

We started a deferred compensation plan in 2008 that permits executives to defer receipt of all or a portion of the amounts payable under our non-equity incentive compensation plan. All amounts deferred are treated solely for purposes of the plan to have been notionally invested in the common stock of Affinia Group Holdings Inc. As such, the accounts under the plan will reflect investment gains and losses associated with an investment in the Affinia Group Holdings Inc.’s common stock. We match 25% of the deferral with an additional notional investment in common stock of Affinia Group Holdings Inc., which is subject to vesting as provided in the plan. As of June 30, 2013, 33,854 shares had been awarded, which included 18,349 shares issued to executives, vested shares not issued of 12,542 and 2,963 unvested shares. Deferred compensation expense, which was recorded in selling, general and administrative expenses, and tax related income tax benefits were less than $1 million and $1 million for the first six months of 2012 and 2013, respectively. The deferred compensation plan will not be offered in 2013.

Note 15. Accounts Receivable Factoring

We have agreements with third party financial institutions to factor certain receivables on a non-recourse basis. The terms of the factoring arrangements provide for the factoring of certain U.S. and Canadian Dollar denominated receivables, which are purchased at the face value amount of the receivable discounted at the applicable rate of LIBOR plus a spread on the purchase date. The amount factored is not contractually defined by the factoring arrangements and our use will vary each month based on the amount of underlying receivables and the cash flow needs of the Company.

During the first six months of 2012, the total accounts receivable factored was $333 million and the cost incurred on factoring was $3 million, which includes our Brake North America and Asia group. During the first six months of 2013, the total accounts receivable factored was $256 million and the cost incurred on factoring was $2 million. Accounts receivable factored by us are accounted for as a sale and removed from the balance sheet at the time of factoring and the cost of the factoring is presented in either other income or discontinued operations if it relates to our Brake North America and Asia group.

Note 16. Changes in Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and six months ended June 30, 2013:

(Dollars in millions)	Interest rate swap, net of tax	Pension adjustments	Foreign currency translation adjustment	Total accumulated other comprehensive loss
Balance at April 1, 2013	$—	$(2)	$(10)	$(12)
Other comprehensive income (loss) before reclassifications	6	—	(14)	(8)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—

Net current-period other comprehensive income (loss)	6	—	(14)	(8)

Balance at June 30, 2013	$6	$(2)	$(24)	$(20)

(Dollars in millions)	Interest rate swap, net of tax	Pension adjustments	Foreign currency translation adjustment	Total accumulated other comprehensive loss
Balance at January 1, 2013	$—	$(2)	$(7)	$(9)
Other comprehensive income (loss) before reclassifications	6	—	(17)	(11)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—

Net current-period other comprehensive income (loss)	6	—	(17)	(11)

Balance at June 30, 2013	$6	$(2)	$(24)	$(20)

Note 17. Venezuelan Operations

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

On February 8, 2013, the Venezuelan government announced another devaluation of the currency to 6.30 VEF per U.S. Dollar and it eliminated the regulated parallel market rate of 5.3 VEF per U.S. Dollar. We used the official exchange rate of 6.30 VEF per U.S. Dollar to translate the financial statements of our Venezuelan subsidiary to comply with the regulations of Venezuela and are analyzing the impact of the volume restrictions on our business. The currency exchange limitations to date have not had a material effect on our 2013 earnings and cash flow. The one-time devaluation had a $2 million negative impact on our pre-tax net income during the first six months of 2013.

For the first six months of 2012, our Venezuelan subsidiary represented approximately 3% of our consolidated net sales and it had a net income attributable to the Company of $2 million. The Venezuelan subsidiary also had $15 million of total assets and $12 million of total liabilities as of December 31, 2012. For first six months of 2013, our Venezuelan subsidiary represented approximately 4% of our consolidated net sales and it had a net income attributable to the Company of $1 million. The Venezuelan subsidiary also had $22 million of total assets and $17 million of total liabilities as of June 30, 2013.

Note 18. Financial Information for Guarantors and Non-Guarantors

Affinia Group Intermediate Holdings Inc. (presented as “Parent” in the following schedules), through its 100% owned subsidiary, Affinia Group Inc. (presented as Issuer in the following schedules), issued $250 million of Senior Notes on April 25, 2013. As of June 30, 2013, there were $250 million of Senior Notes outstanding. The notes were offered only to qualified institutional buyers and certain persons in offshore transactions

The Senior Notes are fully, irrevocably, unconditionally and jointly and severally guaranteed on a senior unsecured basis. The Senior Notes are general obligations of the Issuer and guaranteed by the Parent and all of the Issuer’s 100% owned current and future domestic subsidiaries (the “Guarantors”).

The following unaudited information presents Condensed Consolidating Statements of Operations for the three and six months ended June 30, 2012 and 2013, Condensed Consolidating Statements of Comprehensive Loss for the three and six months ended June 30, 2012 and 2013, Condensed Consolidating Balance Sheets as of December 31, 2012 and June 30, 2013 and Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2012 and 2013 of (1) the Parent, (2) the Issuer, (3) the Guarantors, (4) the Non-Guarantors, and (5) eliminations to arrive at the information for the Company on a consolidated basis.

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Operations

For the Three Months Ended June 30, 2012

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$210	$261	$(98)	$373
Cost of sales	—	—	(171)	(211)	98	(284)

Gross profit	—	—	39	50	—	89
Selling, general and administrative expenses	—	(11)	(20)	(21)	—	(52)

Operating profit (loss)	—	(11)	19	29	—	37
Other income (loss), net	—	—	(1)	1	—	—
Loss from extinguishment of debt	—	(1)	—	—	—	(1)
Interest expense	—	(16)	—	—	—	(16)

Income (loss) from continuing operations before income tax provision, net of tax, equity in loss, net of tax and noncontrolling interest	—	(28)	18	30	—	20
Income tax provision	—	(2)	—	(7)	—	(9)
Equity in loss, net of tax	(32)	(2)	(18)	(1)	52	(1)

Net income (loss) from continuing operations	(32)	(32)	—	22	52	10
Loss from discontinued operations, net of tax	—	—	(2)	(40)	—	(42)

Net loss	(32)	(32)	(2)	(18)	52	(32)
Less: net income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—

Net loss attributable to the Company	$(32)	$(32)	$(2)	$(18)	$52	$(32)

Guarantor Condensed

Consolidating Statement of Comprehensive Loss

For the Three Months Ended June 30, 2012

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net loss	$(32)	$(32)	$(2)	$(18)	$52	$(32)
Other comprehensive loss, net of tax:
Change in foreign currency translation adjustments	(23)	(23)	—	(23)	46	(23)

Total other comprehensive loss	(23)	(23)	—	(23)	46	(23)

Total comprehensive loss	(55)	(55)	(2)	(41)	98	(55)
Less: comprehensive income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—

Comprehensive loss attributable to the Company	$(55)	$(55)	$(2)	$(41)	$98	$(55)

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Operations

For the Six Months Ended June 30, 2012

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$409	$498	$(170)	$737
Cost of sales	—	—	(336)	(405)	170	(571)

Gross profit	—	—	73	93	—	166
Selling, general and administrative expenses	—	(22)	(35)	(41)	—	(98)

Operating profit (loss)	—	(22)	38	52	—	68
Loss on extinguishment of debt	—	(1)	—	—	—	(1)
Other income (loss), net	—	1	(3)	2	—	—
Interest expense	—	(32)	—	—	—	(32)

Income (loss) from continuing operations before income tax provision, equity in income (loss), net of tax and noncontrolling interest	—	(54)	35	54	—	35
Income tax provision	—	(2)	—	(12)	—	(14)
Equity in income (loss), net of tax	(26)	30	6	—	(10)	—

Net income (loss) from continuing operations	(26)	(26)	41	42	(10)	21
Loss from discontinued operations, net of tax	—	—	(11)	(36)	—	(47)

Net income (loss)	(26)	(26)	30	6	(10)	(26)
Less: net income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—

Net income (loss) attributable to the Company	$(26)	$(26)	$30	$6	$(10)	$(26)

Guarantor Condensed

Consolidating Statement of Comprehensive Income

For the Six Months Ended June 30, 2012

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net income (loss)	$(26)	$(26)	$30	$6	$(10)	$(26)
Other comprehensive loss, net of tax:
Change in foreign currency translation adjustments	(11)	(11)	—	(11)	22	(11)

Total other comprehensive loss	(11)	(11)	—	(11)	22	(11)

Total comprehensive income (loss)	(37)	(37)	30	(5)	12	(37)
Less: comprehensive income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—

Comprehensive income (loss) attributable to the Company	$(37)	$(37)	$30	$(5)	$12	$(37)

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Operations

For the Three Months Ended June 30, 2013

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$209	$227	$(40)	$396
Cost of sales	—	—	(165)	(176)	40	(301)

Gross profit	—	—	44	51	—	95
Selling, general and administrative expenses	—	(7)	(22)	(22)	—	(51)

Operating profit (loss)	—	(7)	22	29	—	44
Loss on extinguishment of debt	—	(15)	—	—	—	(15)
Other loss, net	—	—	—	(1)	—	(1)
Interest expense	—	(27)	—	(1)	—	(28)

Income (loss) from continuing operations before income tax benefit (provision), equity in income (loss), net of tax and noncontrolling interest	—	(49)	22	27	—	—
Income tax benefit (provision)	—	5	—	(6)	—	(1)
Equity in income (loss), net of tax	(1)	43	5	—	(47)	—

Net income (loss) from continuing operations	(1)	(1)	27	21	(47)	(1)
Income (loss) from discontinued operations, net of tax	—	—	16	(16)	—	—

Net income (loss)	(1)	(1)	43	5	(47)	(1)
Less: net income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—

Net income (loss) attributable to the Company	$(1)	$(1)	$43	$5	$(47)	$(1)

Guarantor Condensed

Consolidating Statement of Comprehensive Income

For the Three Months Ended June 30, 2013

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net income (loss)	$(1)	$(1)	$43	$5	$(47)	$(1)
Other comprehensive loss, net of tax:
Interest rate swap, net of tax	6	6	—	—	(6)	6
Change in foreign currency translation adjustments	(14)	(14)	—	(14)	28	(14)

Total other comprehensive loss	(8)	(8)	—	(14)	22	(8)

Total comprehensive income (loss)	(9)	(9)	43	(9)	(25)	(9)
Less: comprehensive income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—

Comprehensive income (loss) attributable to the Company	$(9)	$(9)	$43	$(9)	$(25)	$(9)

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Operations

For the Six Months Ended June 30, 2013

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$413	$431	$(75)	$769
Cost of sales	—	—	(329)	(338)	75	(592)

Gross profit	—	—	84	93	—	177
Selling, general and administrative expenses	—	(12)	(43)	(44)	—	(99)

Operating profit (loss)	—	(12)	41	49	—	78
Loss on extinguishment of debt	—	(15)	—	—	—	(15)
Other loss, net	—	—	(1)	(1)	—	(2)
Interest expense	—	(42)	—	(1)	—	(43)

Income (loss) from continuing operations before income tax benefit (provision), equity in income, net of tax and noncontrolling interest	—	(69)	40	47	—	18
Income tax benefit (provision)	—	2	—	(11)	—	(9)
Equity in income, net of tax	5	72	20	—	(97)	—

Net income from continuing operations	5	5	60	36	(97)	9
Income (loss) from discontinued operations, net of tax	—	—	12	(16)	—	(4)

Net income	5	5	72	20	(97)	5
Less: net income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—

Net income attributable to the Company	$5	$5	$72	$20	$(97)	$5

Guarantor Condensed

Consolidating Statement of Comprehensive Income

For the Six Months Ended June 30, 2013

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net income	$5	$5	$72	$20	$(97)	$5
Other comprehensive loss, net of tax:
Interest rate swap, net of tax	6	6	—	—	(6)	6
Change in foreign currency translation adjustments	(17)	(17)	—	(17)	34	(17)

Total other comprehensive loss	(11)	(11)	—	(17)	28	(11)

Total comprehensive income (loss)	(6)	(6)	72	3	(69)	(6)
Less: comprehensive income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—

Comprehensive income (loss) attributable to the Company	$(6)	$(6)	$72	$3	$(69)	$(6)

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

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Balance Sheet

June 30, 2013

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$24	$—	$31	$—	$55
Trade accounts receivable	—	2	60	129	—	191
Inventories, net	—	—	171	125	—	296
Other current assets	—	33	9	54	—	96

Total current assets	—	59	240	339	—	638
Investments and other assets	—	189	36	17	—	242
Intercompany investments	(206)	757	648	—	(1,199)	—
Intercompany receivables (payables)	—	(262)	(99)	361	—	—
Property, plant and equipment, net	—	2	49	66	—	117

Total assets	$(206)	$745	$874	$783	$(1,199)	$997

Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$—	$12	$91	$60	$—	$163
Notes payable	—	—	—	23	—	23
Accrued payroll and employee benefits	—	5	5	9	—	19
Other accrued expenses	—	7	21	38	—	66
Current liabilities of discontinued operations	—	5	—	—	—	5

Total current liabilities	—	29	117	130	—	276
Deferred employee benefits and noncurrent liabilities	—	4	—	5	—	9
Long-term debt	—	917	—	—	—	917

Total liabilities	—	950	117	135	—	1,202
Total shareholder’s equity	(206)	(205)	757	648	(1,199)	(205)

Total liabilities and shareholder’s equity	$(206)	$745	$874	$783	$(1,199)	$997

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2012

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated Total
Operating activities
Net cash provided by operating activities	$—	$63	$2	$14	$—	$79
Investing activities
Change in restricted cash	—	—	—	4	—	4
Additions to property, plant and equipment	—	—	(3)	(8)	—	(11)
Proceeds from sales of assets	—	—	1	2	—	3

Net cash used in investing activities	—	—	(2)	(2)	—	(4)
Financing activities
Net decrease in other short-term debt	—	—	—	(5)	—	(5)
Payments of other debt	—	—	—	(2)	—	(2)
Repayment on Secured Notes	—	(23)	—	—	—	(23)
Net payments of ABL Revolver	—	(35)	—	—	—	(35)

Net cash used in financing activities	—	(58)	—	(7)	—	(65)
Effect of exchange rates on cash	—	—	—	(1)	—	(1)
Increase in cash and cash equivalents	—	5	—	4	—	9
Cash and cash equivalents at beginning of the period	—	9	—	45	—	54

Cash and cash equivalents at end of the period	$—	$14	$—	$49	$—	$63

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2013

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated Total
Operating activities
Net cash provided by operating activities	$—	$12	$5	$9	$—	$26
Investing activities
Additions to property, plant and equipment	—	—	(5)	(5)	—	(10)

Net cash used in investing activities	—	—	(5)	(5)	—	(10)
Financing activities
Repayment of Secured Notes	—	(195)	—	—	—	(195)
Repayment of Subordinated Notes	—	(367)	—	—	—	(367)
Proceeds from Senior Notes	—	250	—	—	—	250
Proceeds from Term Loans	—	667	—	—	—	667
Distribution to our shareholder	—	(351)	—	—	—	(351)
Payment of deferred financing costs	—	(15)	—	—	—	(15)

Net cash used in financing activities	—	(11)	—	—	—	(11)
Effect of exchange rates on cash	—	—	—	(1)	—	(1)
Increase in cash and cash equivalents	—	1	—	3	—	4
Cash and cash equivalents at beginning of the period	—	23	—	28	—	51

Cash and cash equivalents at end of the period	$—	$24	$—	$31	$—	$55

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We are an innovative global leader in the heavy duty and light vehicle replacement products and services industry, which is also referred to as the aftermarket. Our extensive aftermarket product offering consists principally of filtration and chassis products. Our filtration products group (also referred to as “Filtration”) is Affinia’s largest business unit, having contributed approximately 58% of global revenues for the first six months of 2013. Our Filtration products fit medium and heavy duty trucks, light vehicles, equipment in the off-highway market (i.e., residential and non-residential construction, mining, forestry and agricultural) and equipment for industrial and marine applications. Our chassis products fit light vehicles, medium and heavy duty trucks, trailers and all-terrain vehicles. In addition, we provide aftermarket products and distribution services in South America. We believe that the growth of the global aftermarket, from which we derived approximately 98% of our net sales in 2012, is predominantly driven by the size, age and use of vehicles and equipment in operation. Only 2% of our sales come from original equipment manufacturers (“OEM”).

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

Our Filtration, South America and Chassis product groups fit with our strategic initiatives of growth and profitability. Revenues have grown significantly in the past three years in all product groups, as shown in the chart below. The net sales by geography and product grouping for our continuing operations, together with major brands, for the year ended December 31, 2012 are also illustrated in the charts below.

Filtration

Filtration is Affinia’s largest business unit, having contributed approximately 58% of global revenues for the first six months of 2013. Filtration’s products include oil, air, fuel, cabin air, coolant, hydraulic and other filters for many types of vehicles and machinery. The products are sold under well-known brands, such as WIX® and Filtron®, and private label brands including NAPA and CARQUEST.

The numerous strengths of Filtration have led to its #1 market position in the North America filtration aftermarket and #1 market position in Poland. Affinia Filtration is among the leading global manufacturers and distributors of aftermarket filters for heavy-duty and off-highway applications, including on-highway trucks, residential and non-residential construction equipment, agricultural, mining, forestry and industrial equipment, severe service vehicles, medium-duty vehicles and marine applications. Filtration’s full line of heavy-duty products is a key differentiator versus automotive and light truck filtration competitors. In contrast to most automotive and light truck competitors, Affinia is able to provide customers with a full suite of filtration options. Furthermore, heavy-duty filtration products are generally more technologically advanced and are thus typically priced three to four times higher than similar automotive and light truck products, affording greater value to our customers which translates into higher margin opportunities.

Filtration’s automotive and light truck products are at the forefront of filter technology and performance. The portfolio of premium line and value line products are designed for a variety of applications, including passenger vehicles, sport utility vehicles, motorcycles and ATVs.

Filtration has a very strong customer base for both its heavy duty and light duty products supported by relationships that go back over forty years. Filtration provides its customers with an extensive range of products and services which has built customer loyalty and repeat business. Filtration provides its customers with large breadth of products, allowing them to source nearly all of their filtration needs from Affinia, regardless of price point or targeted end market. Filtration’s customers include automotive aftermarket distributors, heavy-duty distributors and automotive aftermarket retailers.

South America and Chassis

Our South America products group has experienced 23% growth since 2009 due mainly to its distribution operations, which we have invested in to grow this business. Based on management estimates and certain information from third parties, we believe that we hold the #2 market position in Brazilian aftermarket parts distribution by net sales for the year ended December 31, 2012.

Our Chassis products group net sales have grown 27% since 2009 and we share a leading position in the supply of chassis products in North America for the year ended December 31, 2012.

Transformation

The following are major transformation projects we have completed or are in the process of completing in our continuing operations:

•	Third quarter of 2013 – We purchased a small distributor of Filtration products in the UK at the beginning of the third quarter.

•	Fourth quarter of 2012 – We distributed to our shareholder our Brake North America and Asia group.

•	Third quarter of 2012 – We purchased the remaining 15% ownership interest in our filtration manufacturing facility in China.

•	First quarter of 2012 – Our Brazilian distribution company opened a new branch at the end of 2011, which began operating in the first quarter of 2012.

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

Strategic Focus

As a result of our initiative to focus on operational efficiency, we divested ourselves of our Brake North America and Asia Group in 2012 and our Quinton Hazell Group in 2010. We recognized in 2004 that the aforementioned groups were in need of extensive changes, and as a result, we incurred $147 million in restructuring costs, $75 million in acquisition costs and $107 million in capital expenditures to transform these companies. We believe that the divestitures have substantially increased our ability to generate cash flow. We anticipate that without the significant cash usage of our disposed groups we will be able to make strides into lowering our debt levels. Our strategy is to position ourselves as a global filtration, chassis and distribution business. With the transformation of our company, our strategy will leave us well positioned to generate strong cash flows in the future and expand our global manufacturing and distribution capabilities throughout the world.

Distribution

On November 30, 2012, we distributed our Brake North America and Asia group to Holdings, the Company’s parent company and sole stockholder. Holdings subsequently distributed the group to its shareholders. At the date of distribution the organization was led by the management team from the Company’s former Brake North America and Asia group, with oversight provided by a separate board of directors.

Refinancing

On April 25, 2013, we refinanced our existing notes and credit facilities. The refinancing consisted of the issuance of $250 million aggregate principal amount 7.75% Senior Notes due May 1, 2021 (the “Senior Notes”), a $200 million term loan due April 25, 2016 (“Term Loan B-1”), a $470 million term loan due April 25, 2020 (“Term Loan B-2,” and together with Term Loan B-1, the “Term Loans”), the proceeds of which we used, together with $31 million of cash on hand, to redeem our 10.75% Senior Secured Notes due 2016 (the “Secured Notes”), redeem our 9% Senior Subordinated Notes due 2014 (the “Subordinated Notes”), pay fees and expenses in connection with the refinancing transaction and make a $350 million distribution to Holdings. Holdings used the distribution to redeem its Preferred Shares, repay $61 million of the note (the “Seller Note”) issued by Holdings to Dana as part of the financing in connection with our acquisition of substantially all of the aftermarket business operations of Dana in 2004 and make a distribution of $133 million to its stockholders.

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

Results of Operations

Three months ended June 30, 2012 compared to the three months ended June 30, 2013

Net sales. Consolidated sales increased by $23 million in the second quarter of 2013 in comparison to the second quarter of 2012 due to increased sales of our Filtration products and Affinia South America products. The following table summarizes the consolidated net sales results for the three months ended June 30, 2012 and the consolidated net sales results for the three months ended June 30, 2013:

(Dollars in millions)	Consolidated Three Months Ended June 30, 2012	Consolidated Three Months Ended June 30, 2013	Dollar Change	Percent Change	Currency Effect (1)
Net sales
Filtration products	$215	$229	$14	7%	$(2)
Affinia South America products	104	117	13	13%	(8)
Chassis products	55	51	(4)	-7%	—

On and Off-highway segment	374	397	23	6%	(10)
Corporate, eliminations and other	(1)	(1)	—	—	—

Total net sales	$373	$396	$23	6%	$(10)

(1)	The currency effect was calculated by comparing the local currency net sales for all international locations for both periods, each at the current year exchange rate, to determine the impact of the currency between periods. These currency effects provide a clearer understanding of the operating results of our foreign entities because they exclude the varying effects that changes in foreign currency exchange rates may have on those results.

On and Off-highway segment products sales increased due to the following:

(1)	Filtration products sales increased in the second quarter of 2013 in comparison to the second quarter of 2012 due to increased sales of $3 million mainly due to our traditional premium aftermarket sales in the United States. Additionally, our Venezuela filter sales increased by $6 million of which $9 million related to price increases and new business with existing and new customers partially offset by unfavorable currency translation effects of $3 million. Also, our European operations sales increased by $5 million in the second quarter of 2013 in comparison to the second quarter of 2012 due in part to favorable currency translation effect of $1 million.

(2)	Affinia South America products sales increased in the second quarter of 2013 in comparison to the second quarter of 2012. Sales in our Brazil and Argentina distribution companies were up $21 million before the effects of currency. Unfavorable currency translation effects of $8 million related mainly to the Brazilian Real and Argentinean Peso offset some of the increase.

(3)	Chassis products sales decreased in the second quarter of 2013 in comparison to the second quarter of 2012 due to chassis market conditions. The sales orders in the first half of 2012 for chassis products were strong but softened in the second half of 2012.

The following table summarizes the consolidated results for the three months ended June 30, 2012 and the consolidated results for the three months ended June 30, 2013:

(Dollars in millions)	Consolidated Three Months Ended June 30, 2012	Consolidated Three Months Ended June 30, 2013	Dollar Change	Percent Change
Net Sales	$373	$396	$23	6%
Cost of sales	(284)	(301)	(17)	6%

Gross profit	89	95	6	7%
Gross margin	24%	24%
Selling, general and administrative expenses(1)	(52)	(51)	1	-2%
Selling, general and administrative expenses as a percent of sales	14%	13%

Operating profit (loss)
On and Off-highway segment	49	52	3	6%
Corporate, eliminations and other	(12)	(8)	4	33%

Operating profit	37	44	7	19%
Operating margin	10%	11%
Loss on extinguishment of debt	(1)	(15)	(14)	-1400%
Other loss, net	—	(1)	(1)	NM
Interest expense	(16)	(28)	(12)	75%

Income from continuing operations, before income tax provision, equity in loss, net of tax and noncontrolling interest	20	—	(20)	-100%
Income tax provision	(9)	(1)	8	-89%
Equity in loss, net of tax	(1)	—	1	100%

Net income (loss) from continuing operations	10	(1)	(11)	-110%
Loss from discontinued operations, net of tax	(42)	—	42	100%

Net loss	(32)	(1)	31	97%
Less: net income attributable to noncontrolling interest, net of tax	—	—	—	NM

Net loss attributable to the Company	$(32)	$(1)	$31	97%

(1)	We recorded $2 million of restructuring costs in selling, general and administrative expenses in the second quarter of 2013.
NM	(Not Meaningful)

Gross profit/gross margin. Gross profit increased by $6 million during the second quarter of 2013 in comparison to the second quarter of 2012. Gross margin remained at 24% in the second quarter of 2013 in comparison to the second quarter of 2012. The increase in gross profit was mainly due to the $8 million increase in sales volume partially offset by unfavorable currency translation effects of $2 million.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $1 million during the second quarter of 2013 in comparison to the second quarter of 2012 due to a decrease in benefit related costs.

Operating profit/operating margin. Operating profit increased by $7 million in the second quarter of 2013 in comparison to the second quarter of 2012 due to a higher gross profit in the current quarter. The operating profit in the On and Off-highway segment increased by $3 million due to a higher gross profit in the second quarter of 2013 in comparison to the second quarter of 2012. Additionally, the operating loss in the Corporate, eliminations and other segment decreased by $4 million in the second quarter of 2013 in comparison to the second quarter of 2012 due to a reduction in corporate costs for items such as benefit related expenses.

Loss on extinguishment of debt. During the second quarter of 2013, we refinanced our debt structure and as a result incurred a loss due to early retirement of the Secured Notes.

Interest expense. Interest expense increased by $12 million due to the refinancing of our debt in the second quarter of 2013 in comparison to the second quarter of 2012. As part of the refinancing, we incurred a write-off of unamortized deferred financing costs and an additional one-time interest expense.

Income tax provision. The income tax provision was $1 million and $9 million for the second quarter of 2013 and 2012, respectively. The effective tax rate was similar in the second quarter of 2013 in comparison to the second quarter of 2012.

Loss from discontinued operations, net of tax. The loss from discontinued operations, net of tax was $42 million in the second quarter of 2012 due to the Brake North America and Asia group which had a $3 million, net of tax, loss from operations, $62 million impairment charge to reduce the carrying value of the business to expected realizable value, and offsetting these amounts was $23 million related to a tax benefit for the impairment.

Net loss. Net loss decreased in the second quarter of 2013 in comparison to the second quarter of 2012 due mainly to a lower loss from discontinued operations, net of tax and partially offset by the loss on extinguishment of debt.

Six months ended June 30, 2012 compared to the six months ended June 30, 2013

Net sales. Consolidated sales increased by $32 million in the first six months of 2013 in comparison to the first six months of 2012 due to increased sales in our Filtration and Affinia South America products. The following table summarizes the consolidated net sales results for the six months ended June 30, 2012 and the consolidated net sales results for the six months ended June 30, 2013:

(Dollars in millions)	Consolidated Six Months Ended June 30, 2012	Consolidated Six Months Ended June 30, 2013	Dollar Change	Percent Change	Currency Effect (1)
Net sales
Filtration products	$420	$444	$24	6%	$(2)
Affinia South America products	215	228	13	6%	(22)
Chassis products	103	97	(6)	-6%	—

On and Off-highway segment	738	769	31	4%	(24)
Corporate, eliminations and other	(1)	—	1	100%	—

Total net sales	$737	$769	$32	4%	$(24)

(1)	The currency effect was calculated by comparing the local currency net sales for all international locations for both periods, each at the current year exchange rate, to determine the impact of the currency between periods. These currency effects provide a clearer understanding of the operating results of our foreign entities because they exclude the varying effects that changes in foreign currency exchange rates may have on those results.

On and Off-highway segment products sales increased due to the following:

(1)	Filtration products sales increased in the first six months of 2013 in comparison to the first six months of 2012 due to increased sales of $11 million mainly due to our traditional premium aftermarket sales in the United States. Additionally, our Venezuela filter sales increased by $9 million of which $13 million related to price increases, new business with existing and new customers, partially offset by unfavorable currency translation effects of $4 million. Also, our European operations increased by $6 million in the first six months of 2013 in comparison to the first six months of 2012 due in part to favorable currency translation effect of $2 million.

(2)	Affinia South America products sales increased in the first six months of 2013 in comparison to the first six months of 2012. Sales in our Brazil and Argentina distribution companies were up $35 million before the effects of currency. Offsetting the increase were unfavorable currency translation effects of $22 million related mainly to the Brazilian Real and Argentinean Peso.

(3)	Chassis products sales decreased in the first six months of 2013 in comparison to the first six months of 2012 due to chassis market conditions. The sales orders in the first half of 2012 for chassis products were strong but softened in the second half of 2012.

The following table summarizes the consolidated results for the six months ended June 30, 2012 and the consolidated results for the six months ended June 30, 2013:

(Dollars in millions)	Consolidated Six Months Ended June 30, 2012	Consolidated Six Months Ended June 30, 2013	Dollar Change	Percent Change
Net Sales	$737	$769	$32	4%
Cost of sales	(571)	(592)	(21)	4%

Gross profit	166	177	11	7%
Gross margin	23%	23%
Selling, general and administrative expenses(1)	(98)	(99)	(1)	1%
Selling, general and administrative expenses as a percent of sales	13%	13%

Operating profit (loss)
On and Off-highway segment	84	92	8	10%
Corporate, eliminations and other	(16)	(14)	2	13%

Operating profit	68	78	10	15%
Operating margin	9%	10%
Loss on extinguishment of debt	(1)	(15)	(14)	-1400%
Other income (loss), net	—	(2)	(2)	NM
Interest expense	(32)	(43)	(11)	34%

Income from continuing operations, before income tax provision, equity in income (loss), net of tax and noncontrolling interest	35	18	(17)	-49%
Income tax provision	(14)	(9)	5	-36%
Equity in income (loss), net of tax	—	—	—	NM

Net income from continuing operations	21	9	(12)	-57%
Loss from discontinued operations, net of tax	(47)	(4)	43	91%

Net income (loss)	(26)	5	31	119%
Less: net income attributable to noncontrolling interest, net of tax	—	—	—	NM

Net income (loss) attributable to the Company	$(26)	$5	$31	119%

(1)	We recorded $1 million and $2 million of restructuring costs in selling, general and administrative expenses in the first six months of 2012 and 2013, respectively.
NM	(Not Meaningful)

Gross profit/gross margin. Gross profit increased by $11 million during the first six months of 2013 in comparison to the first six months of 2012. Gross margin remained at 23% in the first six months of 2013 in comparison to the first six months of 2012. The increase in gross profit was mainly due to the increase of $13 million in sales volume and a decrease of $2 million in material and manufacturing costs, partially offset by unfavorable currency translation effects of $4 million.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $1 million during the first six months of 2013 in comparison to the first six months of 2012. Our selling, general and administrative expenses for the first six months of 2012 were lower due to a favorable Satisfied legal settlement of $4 million, partially offset by a decrease in benefit related costs in the first six months of 2013.

Operating profit/operating margin. Operating profit increased by $10 million in the first six months of 2013 in comparison to the first six months of 2012 due to a higher gross profit. The operating profit in the On and Off-highway segment increased by $8 million due to a higher gross profit in the first six months of 2013 in comparison to the first six months of 2012.

Loss on extinguishment of debt. During the first six months of 2013, we refinanced our debt structure and as a result incurred a loss due to early retirement of the Secured Notes.

Interest expense. Interest expense increased by $11 million due to the refinancing of our debt in the first six months of 2013 in comparison to the first six months of 2012. As part of the refinancing, we incurred a write-off of unamortized deferred financing costs and an additional one-time interest expense.

Income tax provision. The income tax provision was $9 million and $14 million for the first six months of 2013 and 2012, respectively. The effective tax rate was similar in the first six months of 2013 in comparison to the first six months of 2012.

Loss from discontinued operations, net of tax. The loss from discontinued operations, net of tax was $47 million in the first six months of 2012 and $4 million in the first six months of 2013. We recorded during the first six months of 2013, a $5 million accrual for a claim brought against us, net of a $2 million tax benefit, and $1 million related to the distribution of our Brake North America and Asia group in 2012. The claim related to a previously owned discontinued operation. The Brake North America and Asia group reported a loss of $47 million in the first six months of 2012 of which $8 million related to a loss from operations, net of tax, $62 million impairment charge to reduce the carrying value of the business to expected realizable value, and offsetting these amounts was $23 million, which related to a tax benefit for the impairment.

Net income (loss). Net income increased in the first six months of 2013 in comparison to the net loss in the first six months of 2012 due mainly to a lower loss from discontinued operations, net of tax, and partially offset by the loss on extinguishment of debt.

Results by Geographic Region

Net sales by geographic region were as follows:

(Dollars in millions)	Three Months Ended June 30, 2012	Three Months Ended June 30, 2013	Six Months Ended June 30, 2012	Six Months Ended June 30, 2013
Net sales
United States	$192	$191	$376	$379
Foreign	181	205	361	390

Total net sales	$373	$396	$737	$769

United States sales as a percent of total sales	51%	48%	51%	49%
Foreign sales as a percent of total sales	49%	52%	49%	51%

United States. Net sales increased in the first six months of 2013 in comparison to first six months of 2012 due to an increase in Filtration products sales partially offset by a decrease in chassis products sales.

Foreign. Net sales increased in the first six months of 2013 in comparison to the first six months of 2012 due to increased sales in our Brazilian and Argentinean distribution companies and our Poland and Venezuela Filtration products, partially offset by unfavorable currency translation effects in Brazilian Real and Argentinean Peso.

Income from continuing operations before income tax provision, equity in income (loss), net of tax and noncontrolling interest by geographic region was as follows:

(Dollars in millions)	Three Months Ended June 30, 2012	Three Months Ended June 30, 2013	Six Months Ended June 30, 2012	Six Months Ended June 30, 2013
Income (loss) from continuing operations before income tax provision, equity in income (loss), net of tax and noncontrolling interest
United States	$(10)	$(27)	$(19)	$(29)
Foreign	30	27	54	47

Total income from continuing operations before income tax provision, equity in income (loss), net of tax and noncontrolling interest	$20	$—	$35	$18

United States. Loss from continuing operations before income tax provision, equity in income (loss), net of tax and noncontrolling interest increased in the first six months of 2013 in comparison to the first six months of 2012 due to loss on the extinguishment of debt, partially offset by an increase in gross profit.

The United States income from continuing operations before income tax provision, equity in income (loss), net of tax and noncontrolling interest was lower than the foreign income from continuing operations before income tax provision, equity in loss, net of tax and noncontrolling interest due to the inclusion of corporate costs in our United States operations and higher profitability of some of our subsidiaries in foreign locations. The majority of our debt relates to our United States operations and as a consequence almost all of the associated interest expense is allocated to our domestic operations. During the first six months of 2013, our United States operations had $42 million of interest expense and our foreign operations had $1 million of interest expense.

Foreign. Income from continuing operations before income tax provision, equity in income (loss), net of tax and noncontrolling interest decreased in the first six months of 2013 in comparison to the first six months of 2012. The majority of the decrease was due to unfavorable currency translation effects, partially offset by an improvement in gross profit, which was driven by an increase in sales volume.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash flow from operations and available borrowings from our ABL Revolver. Our liquidity requirements are significant and are expected to be primarily for debt servicing, working capital and capital spending.

We are significantly leveraged as a result of the refinancing that occurred in April 2013. As of June 30, 2013, the Company had $940 million in aggregate indebtedness. As of June 30, 2013, we had an additional $125 million of borrowing capacity available under our ABL Revolver after giving effect to $10 million in outstanding letters of credit, none of which was drawn against, and less than $1 million for borrowing base reserves. In addition, we had cash and cash equivalents of $51 million and $55 million as of December 31, 2012 and June 30, 2013, respectively.

We spent $11 million and $10 million in capital expenditures during the first six months of 2012 and 2013, respectively, which includes $6 million in capital expenditures during the first six months of 2012 related to a discontinued operation. The cash flow from operations on an annual basis has historically been adequate to meet our liquidity needs. Based on the current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our ABL Revolver, will be adequate to meet our short term and long term liquidity needs.

Our ABL Revolver matures in April 2018, our Senior Notes mature in May 2021, our Term Loan B-1 matures in April 2016 and our Term Loan B-2 matures in April 2020. Furthermore, if we were to undertake a significant acquisition or capital improvement plan, we may need additional sources of liquidity. We expect to meet any such liquidity needs by entering into new or additional credit facilities and/or offering new or additional debt securities, but whether such sources of liquidity will be available to us at any given point in the future will depend on a number of factors that are outside of our control, including general market conditions.

ABL Revolver

Overview. On April 25, 2013, we replaced our existing asset-based revolving credit facility (the “Old ABL Revolver”) with a new asset-based revolving credit facility (our “ABL Revolver”). The ABL Revolver comprises a revolving credit facility of up to $175 million for borrowings solely to the U.S. domestic borrowers, including (a) a $30 million sub-limit for letters of credit and (b) a $15 million swingline facility. Availability under the ABL Revolver is based upon monthly (or more frequent under certain circumstances) borrowing base valuations of our eligible inventory and accounts receivable, among other things, and is reduced by certain reserves in effect from time to time. There were no outstanding borrowings on the ABL Revolver at June 30, 2013.

Maturity. The ABL Revolver is scheduled to mature on April 25, 2018.

Guarantees and collateral. The indebtedness, obligations and liabilities under the ABL Revolver are unconditionally guaranteed jointly and severally on a senior secured basis by Parent and certain of its current and future U.S. subsidiaries, and are secured, subject to permitted liens and other exceptions and exclusions, by a first-priority lien on accounts receivable, inventory, cash, deposit accounts, securities accounts and proceeds of the foregoing and certain assets related thereto and a second-priority lien on the collateral that secures the Term Loans on a first-priority basis.

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

Interest rates and fees. Outstanding borrowings under the ABL Revolver accrue interest at an annual rate of interest equal to (i) a base rate plus the applicable spread, as set forth below or (ii) a LIBOR rate plus the applicable spread, as set forth below. Swingline loans bear interest at a base rate plus the applicable spread. The Company will pay a commission on letters of credit issued under the ABL Revolver at a rate equal to the applicable spread for loans based upon the LIBOR rate.

Level	Average Aggregate Availability	Base Rate Loans and Swingline Loans	LIBOR Loans
I	<$50,000,000	1.00%	2.00%
II	> $50,000,000 but < $100,000,000	0.75%	1.75%
III	> $100,000,000	0.50%	1.50%

The borrowers will pay certain fees with respect to the ABL Revolver, including (i) an unused commitment fee on the undrawn portion of the credit facility of 0.25% per annum in the event that more than 50% of the commitments (excluding swingline loans) under the credit facility are utilized, and 0.375% per annum in the event that 50% or less of the commitments (excluding swingline loans) under the credit facility are utilized and (ii) customary annual administration fees and fronting fees in respect of letters of credit equal to 0.125% per annum on the stated amount of each letter of credit outstanding during each fiscal quarter. During an event of default, all loans and other obligations under the ABL Revolver may bear interest at a rate 2.00% in excess of the otherwise applicable rate of interest.

Cash Dominion. Commencing on the day that an event of default occurs or availability under the ABL Revolver is less than the greater of 12.5% of the total borrowing base and $17.5 million and continuing until no event of default has existed and availability has been greater than such thresholds at all times for 60 consecutive days, amounts in the Company’s deposit accounts and the deposit accounts of the guarantors (other than certain excluded accounts) will be transferred daily into a blocked account held by the administrative agent and applied to reduce the outstanding amounts under the ABL Revolver.

Covenants. The ABL Revolver contains negative covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to: create liens and encumbrances; incur additional indebtedness; merge, dissolve, liquidate or consolidate; make acquisitions, investments, advances or loans; dispose of or transfer assets; pay dividends or make other payments in respect of their capital stock; amend certain material governance documents; change the nature of the business of the borrowers and their subsidiaries; redeem or repurchase capital stock or prepay, redeem or repurchase certain debt; engage in certain transactions with affiliates; change the borrowers’ fiscal periods; and enter into certain restrictive agreements.

In addition, commencing on the day that an event of default occurs or availability under the ABL Revolver is less than the greater of 10.0% of the total borrowing base and $15.0 million and continuing until no event of default has existed and availability under the ABL Revolver has been greater than such thresholds at all times, in each case, for 30 consecutive days, Parent will be required to maintain a fixed charge coverage ratio of at least 1.0x measured for the last 12-month period.

The ABL Revolver also contains certain customary affirmative covenants and events of default, including a change of control. As of June 30, 2013, we were in compliance in all material respects with all covenants and provisions contained in the ABL Revolver.

Senior Notes

Overview. On April 25, 2013, Affinia Group Inc. issued $250 million of Senior Notes as part of the refinancing. The Senior Notes accrue interest at the rate of 7.75% per annum, payable semi-annually on May 1 and November 1 of each year, commencing November 1, 2013. The Senior Notes will mature on May 1, 2021. The terms of the Indenture provide that, among other things, the Senior Notes rank equally in right of payment to all of the Company’s and the Guarantors’ existing and future senior debt and senior in right of payment to all of the Company’s and Guarantors’ existing and future subordinated debt. The Senior Notes are structurally subordinated to all of the liabilities and obligations of the Company’s subsidiaries that do not guarantee the Senior Notes. The Senior Notes are effectively junior in right of payment to all of the Company’s and the Guarantors’ secured indebtedness, including the Term Loans and the ABL Revolver, to the extent of the value of the collateral securing such indebtedness. The outstanding balance of the Senior Notes at June 30, 2013 was $250 million.

Guarantees. The Guarantors guarantee the Company’s obligations under the Notes on a senior unsecured basis.

Interest Rate. Interest on the Notes accrues at a rate of 7.75% per annum. Interest on the Notes is payable in cash semiannually in arrears on May 1 and November 1 of each year, commencing on November 1, 2013.

Redemption Following Public Equity Offering. Prior to May 1, 2016 and subject to certain conditions the Company may redeem up to 35% of the aggregate principal amount of the Notes issued under the Indenture with the proceeds of an equity offering upon at least 15 but not more than 60 days’ prior notice at a redemption price equal 107.75% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, thereon, to the date of redemption, provided that at least 65% of the sum of the aggregate principal amount of notes originally issued under the Indenture and the aggregate principal amount of any additional notes issued under the Indenture after the issue date remains outstanding immediately after the occurrence of each such redemption and provided, further, that each such redemption occurs within 120 days of the date of closing of each such equity offering.

Optional Redemption. On and after May 1, 2016, the Company may at its option redeem the Notes, in whole or in part, upon at least 15 but not more than 60 days’ notice, at the redemption prices (expressed in percentages of principal amount on the redemption date), plus accrued interest to the redemption date, if redeemed during the 12-month period commencing on May 1 of the years set forth below:

Period Redemption price

2016	105.813%
2017	103.875%
2018	101.938%
2019 and thereafter	100.000%

Prior to May 1, 2016, the Company may redeem the Notes, in whole or in part, upon at least 15 but not more than 60 days’ prior notice at a price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) a make-whole premium as of the date of the redemption, plus (iii) accrued and unpaid interest, if any, thereon, to the date of redemption.

Repurchase upon Change of Control. Upon the occurrence of a change in control (as defined in the Indenture), the Company will be required to make an offer to repurchase all of the Notes in cash at a price equal to 101% of the aggregate principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, thereon to the date of repurchase.

Other Covenants. The Indenture contains affirmative and negative covenants that, among other things, limit or restrict the Company’s ability (as well as those of the Company’s subsidiaries) to: incur additional debt; provide guarantees and issue mandatorily redeemable preferred stock; pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments including the prepayment of certain indebtedness; enter into agreements that restrict distributions from restricted subsidiaries; sell or otherwise dispose of assets, including capital stock of restricted subsidiaries; enter into transactions with affiliates; create or incur liens; and merge, consolidate or sell substantially all of its assets.

As of June 30, 2013, we were in compliance in all material respects with all covenants and provisions contained in the senior indenture.

Events of Default. The Indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of covenants in the Indenture, payment defaults or acceleration of other indebtedness, failure to pay certain judgments and certain events of bankruptcy and insolvency. Generally, if an event of default occurs, the Trustee or holders of at least 25% in principal amount of the then outstanding Notes may declare the principal, premium, if any, interest and other monetary obligations on all the Notes to be due and payable immediately.

Term Loan Facility

Overview. On April 25, 2013, the Company entered into (i) a Term Loan B-1 in an aggregate principal amount of $200 million and (ii) a Term Loan B-2 in an aggregate principal amount of $470 million. The Term Loan B-1 was offered at a price of 99.75%, of their face value, resulting in approximately $199 million of net proceeds for the Term Loan B-1. The Term Loan B-2 was offered at a price of 99.50%, of their face value, resulting in approximately $468 million of net proceeds for the Term Loan B-2. The $1 million and $2 million discount for the Term Loan B-1 and Term Loan B-2, respectively, will be amortized based on the effective interest rate method and included in interest expense until the Term Loans mature. The Term Loan B-1 amortizes in quarterly installments in an amount equal to 1.00% per annum, with the balance due on April 25, 2016. The Term Loan B-2 amortizes in quarterly installments in an amount equal to 1.00% per annum, with the balance due on April 25, 2020. As of June 30, 2013, $199 million principal amount of Term Loan B-1 was outstanding, net of a $1 million issue discount which is being amortized until the Term Loan B-1 matures and $468 million principal amount of Term Loan B-2 was outstanding, net of a $2 million issue discount which is being amortized until the Term Loan B-2 matures.

Guarantees and collateral. The indebtedness, obligations and liabilities under the Term Loan Facility are unconditionally guaranteed jointly and severally on a senior secured basis by Parent and certain of its current and future U.S. subsidiaries, and are secured, subject to permitted liens and other exceptions and exclusions, by a first-priority lien on substantially all tangible and intangible assets of the borrower and each guarantor (including (i) a perfected pledge of all of the capital stock of the borrower and each direct, wholly-owned material subsidiary held by the borrower or any guarantor (subject to certain limitations with respect to foreign subsidiaries) and (ii) perfected security interests in, and mortgages on, equipment, general intangibles, investment property, intellectual property, material fee-owned real property, intercompany notes and proceeds of the foregoing) except for certain excluded assets and the collateral securing the ABL Revolver on a first priority basis, and a second-priority lien on the collateral securing the ABL Revolver on a first-priority basis.

Mandatory prepayments. The Term Loan Facility requires the following amounts to be applied to prepay the Term Loans, subject to certain thresholds, exceptions and reinvestment rights: 100% of the net proceeds from the incurrence of indebtedness (other than permitted indebtedness), 100% of the net proceeds of certain asset sales (including insurance or condemnation proceeds), other than the collateral securing the ABL Revolver on a first-priority basis, and 50% of excess cash flow with stepdowns to 25% and 0% based on certain leverage targets.

Mandatory prepayments will be allocated ratably between Term Loan B-1 and Term Loan B-2 and, within each, will be applied to reduce remaining amortization payments in the direct order of maturity for the immediately succeeding eight quarters and, thereafter, pro rata.

Voluntary Prepayments. The Company may voluntarily prepay outstanding Term Loans in whole or in part at any time without premium or penalty (other than a 1.00% premium payable until, in the case of the Term Loan B-1, six months following April 25, 2013 and, in the case of the Term Loan B-2, one year following April 25, 2013, on (i) the amount of loans prepaid or refinanced with proceeds of long-term bank debt financing or any other financing similar to such borrowings having a lower effective yield or (ii) the amount of loans the terms of which are amended to the same effect), subject to payment of customary breakage costs in the case of LIBOR rate loans. Optional prepayments of the Term Loans will be applied to the remaining installments thereof at the direction of the Company.

Interest Rates. Outstanding borrowings under the Term Loan Facility accrue interest at an annual rate of interest equal to (i) a base rate plus the applicable spread or (ii) a LIBOR rate plus the applicable spread. The applicable margin for borrowings under the Term Loan B-1 is 1.75% with respect to base rate borrowings and 2.75% with respect to LIBOR rate borrowings, and the applicable margin for borrowing under the Term Loan B-2 is 2.50% with respect to base rate borrowings and 3.50% with respect to LIBOR rate borrowings. The LIBOR rate is subject to a floor of 0.75% per annum with respect to Term Loan B-1 and 1.25% per annum with respect to Term Loan B-2. Overdue principal with respect to the Term Loans will bear interest at a rate 2.00% in excess of the otherwise applicable rate of interest and other overdue amounts with respect to the Term Loans will bear interest at a rate 2.00% in excess of the rate applicable to base rate borrowings.

Covenants. The Term Loan Facility contains negative covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to create liens and encumbrances; incur additional indebtedness; merge, dissolve, liquidate or consolidate; make acquisitions, investments, advances or loans; dispose of or transfer assets; pay dividends or make other payments in respect of their capital stock; amend certain material governance documents; change the nature of the business of the borrower and its subsidiaries; redeem or repurchase capital stock or prepay, redeem or repurchase certain debt; engage in certain transactions with affiliates; change the borrower’s fiscal periods; and enter into certain restrictive agreements.

The Term Loan Facility also contains certain customary affirmative covenants and events of default, including a change of control. As of June 30, 2013, we were in compliance in all material respects with all covenants and provisions contained in the Term Loan Facility.

Cash Flows

Net cash provided by operating activities

Net cash provided by operating activities is summarized in the table below for the six months ended June 30, 2012 and 2013:

(Dollars in millions)	Six Months Ended June 30, 2012	Six Months Ended June 30, 2013
Net income (loss)	$(26)	$5
Impairment of assets	62	—
Loss on extinguishment of debt	1	15
Write-off of unamortized deferred financing costs	—	8
Change in trade accounts receivable	(20)	(37)
Change in other current operating liabilities	68	33

Subtotal	85	24
Other changes in operating activities	(6)	2

Net cash provided by operating activities	$79	$26

Net income (loss) – Net loss decreased in the first six months of 2013 in comparison to the first six months of 2012 due to a decrease in the loss from discontinued operations, net of tax in the first six months of 2013 in comparison to the first six months of 2012, partially offset by the loss on the extinguishment of debt in the first six months of 2013.

Impairment of assets – We recorded a $62 million impairment related to our Brake North America and Asia group, which was a discontinued operation, in June 2012.

Loss on extinguishment of debt – During the first six months of 2013, we refinanced our debt structure and as a result incurred a loss due to early retirement of the Secured Notes.

Write-off of unamortized deferred financing costs – We recorded a write-off of $8 million in the first six months of 2013 to interest expense for unamortized deferred financing costs associated with the refinancing of our debt.

Change in trade accounts receivable – The change in trade accounts receivable was a $20 million and $37 million use of cash in the first six months of 2012 and 2013, respectively. The change in trade accounts receivables was due to timing of payments and decreased level of factoring in the first six months of 2013 due to the disposition of our Brake North America and Asia group.

Change in other current operating liabilities – The change in other current operating liabilities was a $68 million and $33 million source of cash during the first six months of 2012 and 2013, respectively. The change was primarily due to a decrease in the source of cash from accounts payable, which was a $63 million and a $24 million source of cash in the first six months of 2012 and 2013, respectively. Accounts payable fluctuates from quarter to quarter due to the timing of payments.

Net cash used in investing activities

Net cash used in investing activities is summarized in the table below for the first six months of 2012 and 2013:

(Dollars in millions)	Six Months Ended June 30, 2012	Six Months Ended June 30, 2013
Proceeds from sales of assets	$3	$—
Change in restricted cash	4	—
Additions to property, plant and equipment	(11)	(10)

Net cash used in investing activities	$(4)	$(10)

Net cash used in financing activities

Net cash used in financing activities is summarized in the table below for the first six months of 2012 and 2013:

(Dollars in millions)	Six Months Ended June 30, 2012	Six Months Ended June 30, 2013
Net decrease in other short-term debt	$(5)	$—
Payments of other debt	(2)	—
Repayment on Secured Notes	(23)	(195)
Repayment on Subordinated Notes	—	(367)
Net payments of ABL Revolver	(35)	—
Proceeds from Senior Notes	—	250
Proceeds from Term Loans	—	667
Distribution to our shareholder	—	(351)
Payment of deferred financing costs	—	(15)

Net cash used in financing activities	$(65)	$(11)

During the first six months of 2013, we refinanced our existing notes and credit facilities. The refinancing consisted of $250 million of Senior Notes due 2021, a $200 million Term Loan B-1 due 2016, a $470 million Term Loan B-2 due 2020, the proceeds of which we used, together with $31 million of cash on hand, redeem our Secured Notes and our Subordinated Notes, make a distribution of $350 million to Holdings and pay fees and expenses in connection with the refinancing transactions.

During the first six months of 2012, we redeemed $22.5 million of our Secured Notes and reduced the Old ABL Revolver using cash provided by operating activities.

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

Our foreign currency exchange rate risk management efforts primarily focus upon operationally managing the net amount of non-functional currency denominated monetary assets and liabilities. In addition, we routinely execute short-term currency exchange rate forward contracts intended to mitigate the earnings impact related to the re-measurement process. At June 30, 2013, we had currency exchange rate derivatives with an aggregate notional value of $102 million having a fair market value of $1 million in assets and $1 million in liabilities.

Interest rate risk

We are exposed to the risk of rising interest rates to the extent that we fund operations with short-term or variable-rate borrowings. At June 30, 2013, the Company’s $940 million of aggregate debt outstanding consisted of $690 million of floating-rate debt and $250 million of fixed-rate debt.

Pursuant to our written interest rate risk management policy we actively monitor and manage our fixed versus floating rate debt composition within a specified range. At quarter-end, fixed rate debt comprised approximately 27% of our total debt. Based on the amount of floating-rate debt outstanding at June 30, 2013, a 1% rise in interest rates would result in approximately $7 million in incremental interest expense.

In April 2013, the Company entered into interest rate swaps having an aggregate notional value of $300 million to effectively fix the rate of interest on a portion of our variable rate Term Loan B-2 until April 2020. These transactions contain embedded floating rate floors of 1.25% which mirror the floating rate floors contained in the Term Loan B-2. Based on the amount of floating-rate debt outstanding at June 30, 2013, the interest rate swaps would reduce the incremental interest expense from a 1% rise in interest rates from $7 million to $4 million. As of June 30, 2013, the aggregate fair value of the interest rate swap was an asset of $9 million. We estimate that a 50 basis point decrease of interest rates would reduce the fair value of the interest rate swaps by $7 million.

Commodity Price Risk Management

We are exposed to adverse price movements or surcharges related to commodities that are used in the normal course of business operations. Management actively seeks to negotiate contractual terms with our customers and suppliers to limit the potential financial impact related to these exposures.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the quarter ended June 30, 2013.

During the quarter ended June 30, 2013, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

On September 30, 2011, we entered into a settlement agreement with Satisfied Brake Products Inc. (“Satisfied”) for $10 million to settle our claims against Satisfied for their theft of our trade secrets. Upon execution of the settlement agreement, $2.5 million was due immediately and up to an additional $7.5 million is to be provided after liquidation of Satisfied’s business. On September 30, 2011, we recorded a gain of $2.5 million in continuing operations in the consolidated financial statements. Additionally, we recorded $4 million as a gain in continuing operations in the first six months of 2012. The remaining claim against Satisfied was included in the distribution of the Brake North America and Asia group to our shareholders.

On January 28, 2013, Walker Morris, counsel for Neovia Logistics Services (U.K.) Limited (“Neovia”) (formerly known as Caterpillar Logistics Services (U.K.) Limited) notified us that Quinton Hazell Automotive Limited (“QHAL”) intended to appoint administrators (comparable to a bankruptcy filing in the United States) and that Neovia may pursue a claim against us for liabilities arising out of a Logistics Services Agreement dated May 5, 2006 among Neovia, QHAL and Affinia Group Inc. (the “LSA”). In connection with our prior sale of QHAL and its related companies to Klarius Group Ltd. (“KGL”), Affinia Group Inc. assigned the LSA to KGL, KGL agreed to indemnify Affinia Group Inc. against any liability under the LSA and the other companies in the QHAL group agreed to provide a guarantee to Affinia Group Inc. against these liabilities. KGL and QHAL have both appointed administrators. By letter dated February 15, 2013, Neovia, through its counsel Walker Morris, notified us that Neovia is asserting a claim against Affinia Group Inc. for liabilities arising under the LSA, including asserted unpaid invoices totaling 5.7 million pounds. On March 28, 2013, we were served with a demand for arbitration by Neovia. We filed our response on April 29, 2013. Based on our early evaluations of the claim we recorded an estimated reserve of $5 million in the first quarter of 2013. We intend to vigorously defend this matter.

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

Item 6.	Exhibits

(a) Exhibits

4.3	Credit Agreement, dated April 25, 2013, among Parent, the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

10.1	Letter Agreement with Terry R. McCormack, dated May 31, 2013.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act, as amended.

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350(b)

101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

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

Date: August 9, 2013