Form 10-Q
period 2013-09-30
Affinia Group Intermediate Holdings Inc.
filed 2013-11-08
CIK 1328655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2013.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 1,000 shares outstanding of the registrant’s common stock as of November 8, 2013 (all of which are privately owned and not traded on a public market).

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

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Affinia Group Intermediate Holdings Inc.

Unaudited Condensed Consolidated Statements of Operations

(Dollars in millions)	Three Months Ended September 30, 2012	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2013
Net sales	$375	$401	$1,112	$1,170
Cost of sales	(287)	(308)	(858)	(900)

Gross profit	88	93	254	270
Selling, general and administrative expenses	(50)	(57)	(148)	(161)

Operating profit	38	36	106	109
Loss on extinguishment of debt	—	—	(1)	(15)
Other income (loss), net	2	(1)	2	(3)
Interest expense	(16)	(15)	(48)	(58)

Income from continuing operations before income tax provision, equity in income (loss), net of tax and noncontrolling interest	24	20	59	33
Income tax provision	(10)	(9)	(24)	(16)
Equity in income (loss), net of tax	1	(2)	1	(2)

Net income from continuing operations	15	9	36	15
Loss from discontinued operations, net of tax	(10)	—	(57)	(1)

Net income (loss)	5	9	(21)	14
Less: net income attributable to noncontrolling interest, net of tax	1	—	1	—

Net income (loss) attributable to the Company	$4	$9	$(22)	$14

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(Dollars in millions)	Three Months Ended September 30, 2012	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2013
Net income (loss)	$5	$9	$(21)	$14
Other comprehensive income (loss), net of tax:
Interest rate swap, net of tax	—	(1)	—	5
Change in foreign currency translation adjustments	11	2	—	(15)

Total other comprehensive income (loss)	11	1	—	(10)

Total comprehensive income (loss)	16	10	(21)	4
Less: comprehensive income attributable to noncontrolling interest, net of tax	1	—	1	—

Comprehensive income (loss) attributable to the Company	$15	$10	$(22)	$4

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Unaudited Condensed Consolidated Balance Sheets

(Dollars in millions)	December 31, 2012	September 30, 2013
Assets
Current assets:
Cash and cash equivalents	$51	$86
Trade accounts receivable, less allowances of $3 million for 2012 and $4 million for 2013	163	182
Inventories, net	304	302
Current deferred taxes	13	23
Prepaid taxes	30	30
Other current assets	22	41

Total current assets	583	664
Property, plant, and equipment, net	119	124
Goodwill	24	25
Other intangible assets, net	88	85
Deferred financing costs	15	19
Deferred income taxes	106	97
Investments and other assets	25	21

Total assets	$960	$1,035

Liabilities and shareholder’s equity (deficit)
Current liabilities:
Accounts payable	$143	$166
Notes payable	23	22
Other accrued expenses	68	92
Accrued payroll and employee benefits	17	21

Total current liabilities	251	301
Long-term debt	546	916
Deferred employee benefits and other noncurrent liabilities	12	14

Total liabilities	809	1,231

Contingencies and commitments
Shareholder’s equity (deficit):
Common stock, $.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	455	456
Accumulated deficit	(296)	(634)
Accumulated other comprehensive loss	(9)	(19)

Total shareholder’s equity (deficit) of the Company	150	(197)
Noncontrolling interest in consolidated subsidiaries	1	1

Total shareholder’s equity (deficit)	151	(196)

Total liabilities and shareholder’s equity (deficit)	$960	$1,035

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in millions)	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2013
Operating activities
Net income (loss)	$(21)	$14
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17	17
Impairment of assets	88	—
Stock-based compensation	—	1
Loss on extinguishment of debt	1	15
Write-off of unamortized deferred financing costs	—	8
Write-off of original issue discount on Subordinated Notes	—	1
Provision for deferred income taxes	(37)	9
Change in trade accounts receivable	(8)	(24)
Change in inventories	(13)	(6)
Change in other current operating assets	(2)	(33)
Change in other current operating liabilities	50	51
Change in other	13	16

Net cash provided by operating activities	88	69
Investing activities
Proceeds from sales of assets	4	—
Investment in companies, net of cash acquired	—	(1)
Change in restricted cash	1	—
Additions to property, plant and equipment	(19)	(18)

Net cash used in investing activities	(14)	(19)
Financing activities
Net decrease in other short-term debt	(4)	(1)
Payments of other debt	(2)	—
Repayment of Secured Notes	(23)	(195)
Repayment of Subordinated Notes	—	(367)
Repayment of Term Loans	—	(1)
Net payments of ABL Revolver	(50)	—
Proceeds from Senior Notes	—	250
Proceeds from Term Loans	—	667
Distribution to our shareholder	—	(352)
Payment of deferred financing costs	—	(15)

Net cash used in financing activities	(79)	(14)
Effect of exchange rates on cash	—	(1)
Increase (decrease) in cash and cash equivalents	(5)	35
Cash and cash equivalents at beginning of the period	54	51

Cash and cash equivalents at end of the period	$49	$86

Supplemental cash flows information
Cash paid during the period for:
Interest	$42	$46
Income taxes	$16	$15
Noncash investing and financing activities:
Additions to property, plant and equipment included in accounts payable	$1	$2

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

The sources and uses of proceeds of the refinancing consisted of the following:

(Dollars in millions)	Sources			Uses
Term Loan B-1(1)	$199	Redeemed Secured Notes		$180
Term Loan B-2(1)	468	Redeemed Subordinated Notes		367
Senior Notes	250	Distribution to Shareholder:
Cash on hand	31	Redeemed Holdings’ Preferred Shares(2)	156
		Repaid Holdings’ Seller Note(2)	61
		Distribution to Holdings’ Stockholders(2)	133

		Total distribution to Shareholder(2)		350
		Interest payments on Secured and Subordinated Notes		21
		Call premium on Secured Notes		15
		Deferred financing costs(3)		15

	$948			$948

(1)	Less original issue discount of $2 million for Term Loan B-2 and $1 million for Term Loan B-1.
(2)	A distribution to our shareholder of $350 million was used for redemption of its preferred shares, payment of its debt and a distribution to its stockholders.
(3)	The deferred financing costs paid on the date of the refinancing were $13 million and $2 million was subsequently paid in the remainder of the second quarter of 2013.

During the second quarter of 2013, we made a distribution of $351 million to Holdings of which $350 million related to the refinancing, as previously described, and $1 million related to the payment of Holdings’ operating expenses. Subsequently in the third quarter of 2013, we made an additional $1 million distribution related to our deferred compensation plan.

Note 5. Debt

Our debt consists of notes that are publicly traded, an ABL Revolver, term loans and other short-term borrowings. Our debt consisted of the following:

(Dollars in millions)	December 31, 2012	September 30, 2013
9% Senior subordinated notes, due November 2014	$367	—
10.75% Senior secured notes, due August 2016	179	—
7.75% Senior notes, due May 2021	—	250
Term Loan B-1, due April 2016	—	199
Term Loan B-2, due April 2020	—	467
ABL revolver, due April 2018	—	—
Other debt(1)	23	22

	569	938
Less: current portion(1)	(23)	(22)

	$546	$916

(1)	The other debt of $23 million as of December 31, 2012 consisted of $20 million related to our Poland filtration operations and $3 million related to our China filtration operations. The other debt of $22 million as of September 30, 2013 consisted of $20 million related to our Poland filtration operations and $2 million related to our China filtration operations.

The fair value framework requires the categorization of our debt into three levels based upon the assumptions (inputs) used to determine fair value. The fair value of debt and the categorization of the hierarchy level of fair value, net of discount, are as follows:

Fair Value of Debt at December 31, 2012

(Dollars in millions)	Book Value of Debt	Fair Value Factor	Fair Value of Debt
Senior subordinated notes, due November 2014(1)	$367	100.25%	$368
Senior secured notes, due August 2016(1)	179	108.43%	194
ABL revolver, due May 2017(2)	—	100%	—
Other debt(2)	23	100%	23

Total fair value of debt at December 31, 2012			$585

Fair Value of Debt at September 30, 2013

(Dollars in millions)	Book Value of Debt	Fair Value Factor	Fair Value of Debt
Senior notes, due May 2021(1)	$250	102.75%	$257
Term Loan B-1, due April 2016(1)	199	100.06%	199
Term Loan B-2, due April 2020(1)	467	99.56%	465
ABL revolver, due April 2018(2)	—	100%	—
Other debt(2)	22	100%	22

Total fair value of debt at September 30, 2013			$943

(1)	The fair value of the long-term debt was estimated based on quoted market prices obtained through broker or pricing services and categorized within Level 2 of the hierarchy. The fair value of our debt that is publicly traded in the secondary market is classified as Level 2 and is based on current market yields obtained through broker or pricing services.
(2)	The carrying value of fixed rate short-term debt approximates fair value because of the short term nature of these instruments, and the carrying value of the Company’s current floating rate debt instruments approximates fair value because of the variable interest rates pertaining to those instruments. The fair value of debt is categorized within Level 2 of the hierarchy.

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

At September 30, 2013, there were no outstanding borrowings under the ABL Revolver. We had an additional $124 million of availability after giving effect to $10 million in outstanding letters of credit and less than $1 million for borrowing base reserves as of September 30, 2013.

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

In addition, commencing on the day that an event of default occurs or availability under the ABL Revolver is less than the greater of 10.0% of the total borrowing base and $15.0 million and continuing until no event of default has existed and availability under the ABL Revolver has been greater than such thresholds at all times, in each case, for 30 consecutive days, Parent will be required to maintain a fixed charge coverage ratio of at least 1.0x measured for the last 12-month period. As of November 8, 2013, the Company remained in compliance with all debt covenants. The fixed charge coverage ratio was 2.17x as of September 30, 2013. If none of the covenant triggers have occurred, the impact of falling below the fixed charge coverage ratio would not be a default but instead would limit our ability to pursue certain operational or financial transactions (e.g. acquisitions).

Indenture

Senior Notes. On April 25, 2013, Affinia Group Inc. issued $250 million of Senior Notes as part of the refinancing. The Senior Notes accrue interest at the rate of 7.75% per annum, payable semi-annually on May 1 and November 1 of each year, commencing November 1, 2013. The Senior Notes will mature on May 1, 2021. The terms of the Indenture provide that, among other things, the Senior Notes rank equally in right of payment to all of the Company’s and all of Affinia Group Inc.’s 100% owned current and future domestic subsidiaries (the “Guarantors”) existing and future senior debt and senior in right of payment to all of the Company’s and Guarantors’ existing and future subordinated debt. The Senior Notes are structurally subordinated to all of the liabilities and obligations of the Company’s subsidiaries that do not guarantee the Senior Notes. The Senior Notes are effectively junior in right of payment to all of the Company’s and the Guarantors’ secured indebtedness, including the Term Loans and the ABL Revolver, to the extent of the value of the collateral securing such indebtedness. The outstanding balance of the Senior Notes at September 30, 2013 was $250 million.

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

Term Loan Facility

On April 25, 2013, the Company entered into (i) a Term Loan B-1 in an aggregate principal amount of $200 million and (ii) a Term Loan B-2 in an aggregate principal amount of $470 million. The Term Loan B-1 was offered at a price of 99.75%, of their face value, resulting in approximately $199 million of net proceeds for the Term Loan B-1. The Term Loan B-2 was offered at a price of 99.50%, of their face value, resulting in approximately $468 million of net proceeds for the Term Loan B-2. The $1 million and $2 million original issue discount for the Term Loan B-1 and Term Loan B-2, respectively, will be amortized based on the effective interest rate method and included in interest expense until the Term Loans mature. The Term Loan B-1 amortizes in quarterly installments in an amount equal to 1.00% per annum, with the balance due on April 25, 2016. The Term Loan B-2 amortizes in quarterly installments in an amount equal to 1.00% per annum, with the balance due on April 25, 2020. As of September 30, 2013, $199 million principal amount of Term Loan B-1 was outstanding, net of a $1 million issue discount which is being amortized until the Term Loan B-1 matures and $467 million principal amount of Term Loan B-2 was outstanding, net of a $2 million issue discount which is being amortized until the Term Loan B-2 matures.

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

The following table summarizes the deferred financing activity from December 31, 2012 to September 30, 2013:

(Dollars in millions)
Balance at December 31, 2012	$15
Amortization	(3)
Write-off of unamortized deferred financing costs	(8)
Deferred financing costs	15

Balance at September 30, 2013	$19

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

(Dollars in millions)	Three Months Ended September 30, 2012	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2013
Net sales	$159	$—	$480	$—
Income (loss) before income tax benefit (provision)	(19)	—	(91)	1
Income tax benefit (provision)	9	—	34	(2)

Loss from discontinued operations, net of tax	(10)	—	(57)	(1)
Less: net income attributable to noncontrolling interest, net of tax	1	—	1	—

Loss attributable to the discontinued operations	$(11)	$—	$(58)	$(1)

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

Our currency forward contracts are not designated as hedges of specific monetary asset balances subject to currency risks. The Company does not seek hedge accounting treatment for its currency forward contacts because the earnings impact from both the underlying exposures and the hedge transactions are recognized in each accounting period. Changes in the fair value of these currency forward contracts are recognized in income each accounting period. At December 31, 2012, the aggregate notional amount of our currency forward contracts was $69 million having a fair market value of less than $1 million in assets and liabilities. At September 30, 2013, the aggregate notional amount of our currency forward contracts was $75 million having a fair market value of less than $1 million in assets and liabilities.

The Company’s outstanding currency forward contracts are recorded in the Consolidated Balance Sheets as “Other current assets” or “Other accrued expenses,” accordingly. Currency forward contract gains and losses are recognized in “Other income (loss), net” in the Consolidated Statements of Operations in the reporting period of occurrence. The Company has not recorded currency forward contract gains (losses) to other comprehensive income (loss) nor has it reclassified prior period currency derivative results from other comprehensive income (loss) to earning during the last twelve months. The Company does not anticipate that it will record any currency forward contract gains or losses to other comprehensive income (loss) or that it will reclassify prior period currency forward contract results from other comprehensive income (loss) to earnings in the next twelve months.

Currency forward contract gains and losses are recognized in “Other income (loss), net” in the Consolidated Statements of Operations in the reporting period of occurrence. The short-term currency exchange rate forward contracts are intended to offset the currency exchange gain (loss) related to the re-measurement process. The currency forward contract gains and losses are as follows:

(Dollars in millions)	Three Months Ended September 30, 2012	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2013
Gain (loss) on derivative instruments	$2	$—	$2	$—

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

Changes in the fair value of derivatives designated as cash flow hedges are recorded to other comprehensive income (loss), to the extent such cash flow hedges are effective. Amounts are reclassified from other comprehensive income (loss) when the underlying hedged items are recognized, during the period that a hedge transaction is terminated, or whenever a portion of the hedge transaction results are deemed ineffective. We reclassified $1 million from other comprehensive income (loss) into interest expense in the first nine months of 2013. There have been no gains or losses reclassified from other comprehensive income (loss) into earnings due to hedge ineffectiveness related to any of the Company’s interest rate swap transactions, nor were there gains or losses reclassified to income due to early termination of designated cash-flow hedge transactions as of September 30, 2013.

The notional amount and fair value of interest rate swaps outstanding are as follows:

(Dollars in millions)	Notional Amount	Fair Value
As of September 30, 2013	$300	$8
As of December 31, 2012	$—	$—

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

(Dollars in millions)	At December 31, 2012	At September 30, 2013
Raw materials	$77	$67
Work- in- process	19	17
Finished goods	208	218

	$304	$302

Note 9. Goodwill

Goodwill as of December 31, 2012 and September 30, 2013 was $24 million and $25 million, respectively. Goodwill as of September 30, 2013 consisted of the following: $22 million for the acquisition of NAPD in 2010, $2 million for a minor acquisition in 2008 and $1 million for a minor acquisition in 2013. Goodwill is not amortized, but instead the Company evaluates goodwill for impairment, as of December 31 of each year, unless conditions arise that would require a more frequent evaluation.

Note 10. Commitments and Contingencies

At September 30, 2013, the Company had purchase commitments for property, plant and equipment of approximately $8 million.

A reconciliation of the changes in our return reserves, which is included in other accrued expenses, is as follows:

(Dollars in millions)	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2013
Beginning balance	$11	$8
Amounts charged to revenue	14	12
Returns processed	(11)	(10)

Ending balance	$14	$10

Note 11. Income Taxes

The total amount of unrecognized tax benefits as of December 31, 2012 and September 30, 2013 was $1 million, and if recognized, would affect the effective tax rate. The Company recognizes interest related to unrecognized tax benefits in interest expense and recognizes penalties as part of the income tax provision. As of September 30, 2013, the Company’s accrual for interest and penalties was less than $1 million. The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. For jurisdictions in which the Company transacts significant business, tax years ended December 31, 2004 and later remain subject to examination by tax authorities. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

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

On September 30, 2011, we entered into a settlement agreement with Satisfied Brake Products Inc. (“Satisfied”) for $10 million to settle our claims against Satisfied for their theft of our trade secrets. Upon execution of the settlement agreement, $2.5 million was due immediately and up to an additional $7.5 million is to be provided after liquidation of Satisfied’s business. On September 30, 2011, we recorded a gain of $2.5 million in continuing operations in the consolidated financial statements. Additionally, we recorded $4 million as a gain in continuing operations in the first nine months of 2012. The remaining claim against Satisfied was included in the distribution of the Brake North America and Asia group to our shareholders.

On January 28, 2013, Walker Morris, counsel for Neovia Logistics Services (U.K.) Limited (“Neovia”) (formerly known as Caterpillar Logistics Services (U.K.) Limited) notified us that Quinton Hazell Automotive Limited (“QHAL”) intended to appoint administrators (comparable to a bankruptcy filing in the United States) and that Neovia may pursue a claim against us for liabilities arising out of a Logistics Services Agreement dated May 5, 2006 among Neovia, QHAL and Affinia Group Inc. (the “LSA”). In connection with our prior sale of QHAL and its related companies to Klarius Group Ltd. (“KGL”), Affinia Group Inc. assigned the LSA to KGL, KGL agreed to indemnify Affinia Group Inc. against any liability under the LSA and the other companies in the QHAL group agreed to provide a guarantee to Affinia Group Inc. against these liabilities. KGL and QHAL have both appointed administrators. By letter dated February 15, 2013, Neovia, through its counsel Walker Morris, notified us that Neovia is asserting a claim against Affinia Group Inc. for liabilities arising under the LSA, including asserted unpaid invoices totaling 5.7 million pounds. On March 28, 2013, we were served with a demand for arbitration by Neovia. We filed our response on April 29, 2013. In the first quarter of 2013, we recorded an expense for $5 million, partially offset by a $2 million tax benefit, based on our early evaluations of the Neovia claim. In the third quarter of 2013, we re-evaluated the claim and have increased our estimate of the reserve to $9 million. We intend to vigorously defend this matter. During the third quarter of 2013, we revised the presentation of the Neovia claim which was previously recorded in loss from discontinued operations, net of tax, for $3 million in the first quarter of 2013. The reserve of $9 million for the Neovia claim is now presented within selling, general and administrative expenses in the unaudited consolidated statements of operations for the first nine months of 2013.

The Company has various accruals for civil liability, including product liability, and other costs. If there is a range of equally probable outcomes, we accrue at the lower end of the range. The Company had $1 million and $11 million accrued as of December 31, 2012 and September 30, 2013, respectively, in other accrued expenses. The increase in the accrual from December 31, 2012 to September 30, 2013 was mainly due to the Neovia claim. In addition, we have various other claims that are reasonably possible of occurrence that range from less than $1 million to $11 million in the aggregate. There are no recoveries expected from third parties.

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

	Net Sales
(Dollars in millions)	Three Months Ended September 30, 2012	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2013
On and Off-Highway segment	$375	$401	$1,113	$1,170
Corporate, eliminations and other	—	—	(1)	—

	$375	$401	$1,112	$1,170

	Operating Profit
(Dollars in millions)	Three Months Ended September 30, 2012	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2013
On and Off-Highway segment	$48	$50	$132	$142
Corporate, eliminations and other	(10)	(14)	(26)	(33)

	$38	$36	$106	$109

	Total Assets
(Dollars in millions)	December 31, 2012	September 30, 2013
On and Off-Highway segment	$720	$801
Corporate, eliminations and other	240	234

	$960	$1,035

	Depreciation and Amortization
(Dollars in millions)	Three Months Ended September 30, 2012	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2013
On and Off-Highway segment	$5	$5	$13	$14
Corporate, eliminations and other	1	—	4	3

	$6	$5	$17	$17

	Capital Expenditures
(Dollars in millions)	Three Months Ended September 30, 2012	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2013
On and Off-Highway segment	$5	$8	$10	$17
Corporate, eliminations and other	—	—	—	1

Total from continuing operations	5	8	10	18
Discontinued operations	3	—	9	—

	$8	$8	$19	$18

Net sales by geographic region were determined based on origin of sale and are as follows:

(Dollars in millions)	Three Months Ended September 30, 2012	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2013
Brazil	$100	$105	$299	$311
Canada	19	17	55	53
Poland	36	43	108	119
Other countries	36	48	90	120

Total other countries	191	213	552	603
United States	184	188	560	567

	$375	$401	$1,112	$1,170

Geographic data for long-lived assets are comprised of property, plant and equipment, goodwill, other intangible assets and deferred financing costs and are as follows:

(Dollars in millions)	December 31, 2012	September 30, 2013
Brazil	$14	$12
China	17	18
Poland	29	28
Other countries	9	13

Total other countries	69	71
United States	177	182

	$246	$253

We offer primarily two types of products: filtration products, which include oil, fuel, air and other filters and chassis products, which include steering, suspension and driveline components. Additionally, we have Affinia South America products, which offer chassis, filtration and other products. The Company’s sales by group of similar products are as follows:

(Dollars in millions)	Three Months Ended September 30, 2012	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2013
Filtration products	$212	$234	$632	$678
Chassis products	50	50	153	147
Affinia South America products	113	117	328	345
Corporate, eliminations and other	—	—	(1)	—

	$375	$401	$1,112	$1,170

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

	December 31, 2012	September 30, 2013
Restricted stock units	242,000	261,559
Stock options	26,835	26,355
Deferred compensation shares	30,235	37,744
Stock award	163	163
Shares available	50,767	24,179

Number of shares of common stock subject to awards	350,000	350,000

Stock Options

As of September 30, 2013, 26,355 stock options had been awarded, which included exercised options of 3,000, vested options of 22,855 and 500 unvested options. Pursuant to the terms of the 2005 Stock Plan, each option expires on August 1, 2015. The Board of Directors approved an equitable adjustment to the exercise price from $100 per option to $62.87 per option in recognition of the impact on the value of the options from the cash distribution to Holdings’ stockholders made as part of the refinancing.

The fair value of the stock option grants is amortized to expense over the vesting period. The Company reduces the overall compensation expense by a turnover rate consistent with historical trends. Stock-based compensation expense, which was recorded in selling, general and administrative expenses, and tax related income tax benefits were nil for each of the nine month periods ending September 30, 2012 and 2013, respectively.

Options
Outstanding at December 31, 2012	23,835
Forfeited/expired	(480)

Outstanding at September 30, 2013	23,355

Restricted Stock Units

The RSUs are governed by the 2005 Stock Plan and a Restricted Stock Unit Award Agreement.

The RSUs are subject to performance-based and market-based vesting restrictions, which differ from the performance and time-based vesting restrictions applicable to the exchanged stock options. The RSUs will vest if (i) the RSU holder remains employed with Affinia Group Holdings Inc. on the date that either of the following vesting conditions occurs and (ii) either of the following vesting conditions occurs on or prior to the date on which Cypress ceases to hold any remaining Affinia Group Holdings Inc. common stock:

•	Cypress Scenario—Cypress has received aggregate transaction proceeds in cash or marketable securities (not subject to escrow, lock-up, trading restrictions or claw-back) with respect to the disposition of more than 50% of its common equity interests in Affinia Group Holdings Inc. at a predetermined per share equivalent value; or

•	IPO Scenario—Affinia Group Holdings Inc.’s common stock trades on a public stock exchange at a predetermined average closing price over a 60 consecutive trading day period.

As of September 30, 2013, 261,559 RSUs had been awarded and remained outstanding, none of which have vested. In connection with the distribution of our Brake North America and Asia group to the shareholders of Holdings, our Board of Directors determined that the distribution would constitute a “Qualifying Termination” under each of the RSU Agreements for the 62,000 RSUs granted to employees of the Brake North America and Asia group. We estimate the fair value of market-based RSUs using a Monte Carlo simulation model on the date of grant. In the event that either of the performance-based conditions (Cypress Scenario or IPO Scenario) are met, the fair value of the RSUs will be recognized in stock-based compensation expense either 1) pro rata over the requisite service term including a cumulative catch-up related to service provided through the date the performance condition is met or 2) in full once the respective market-based condition is met or 3) in full if the requisite service period has already passed when the performance condition is met. Stock-based compensation expense, which would be recorded in selling, general and administrative expenses, and tax related income tax benefits was not recorded for the first nine months of 2013 as neither of the performance conditions have been met. If the RSUs do not vest prior to ten years from the date of grant then the RSUs will expire. If the performance condition is met on the outstanding RSUs we will record expense at that point in time.

RSUs
Outstanding at December 31, 2012	242,000
Granted	55,170
Forfeited/expired	(35,611)

Outstanding at September 30, 2013	261,559

Deferred Compensation Plan

We started a deferred compensation plan in 2008 that permits executives to defer receipt of all or a portion of the amounts payable under our non-equity incentive compensation plan. All amounts deferred are treated solely for purposes of the plan to have been notionally invested in the common stock of Affinia Group Holdings Inc. As such, the accounts under the plan will reflect investment gains and losses associated with an investment in the Affinia Group Holdings Inc.’s common stock. We match 25% of the deferral with an additional notional investment in common stock of Affinia Group Holdings Inc., which is subject to vesting as provided in the plan. During the third quarter of 2013, we awarded additional 3,422 vested shares and 809 unvested shares to make our participants whole after the cash distribution to Holdings’ stockholders impacted the value of their shares. As of September 30, 2013, 37,744 shares had been awarded, which included 19,227 shares issued to executives, 14,814 vested notional shares not issued and 3,703 unvested notional shares. Deferred compensation expense, which was recorded in selling, general and administrative expenses, and tax related income tax benefits were less than $1 million and $1 million for the first nine months of 2012 and 2013, respectively. The deferred compensation plan will not be offered in 2013.

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

During the first nine months of 2012, the total accounts receivable factored was $505 million and the cost incurred on factoring was $4 million, which includes our Brake North America and Asia group. During the first nine months of 2013, the total accounts receivable factored was $402 million and the cost incurred on factoring was $3 million. Accounts receivable factored by us are accounted for as a sale and removed from the balance sheet at the time of factoring and the cost of the factoring is presented in either other income (loss) or discontinued operations if it relates to our Brake North America and Asia group.

Note 16. Changes in Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended September 30, 2013:

(Dollars in millions)	Interest rate swap, net of tax	Pension adjustments	Foreign currency translation adjustment	Total accumulated other comprehensive loss
Balance at July 1, 2013	$6	$(2)	$(24)	$(20)
Other comprehensive income (loss) before reclassifications	(2)	—	2	—
Amounts reclassified from accumulated other comprehensive income	1	—	—	1

Net current-period other comprehensive income (loss)	(1)	—	2	1

Balance at September 30, 2013	$5	$(2)	$(22)	$(19)

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the nine months ended September 30, 2013:

(Dollars in millions)	Interest rate swap, net of tax	Pension adjustments	Foreign currency translation adjustment	Total accumulated other comprehensive loss
Balance at January 1, 2013	$—	$(2)	$(7)	$(9)
Other comprehensive income (loss) before reclassifications	4	—	(15)	(11)
Amounts reclassified from accumulated other comprehensive income	1	—	—	1

Net current-period other comprehensive income (loss)	5	—	(15)	(10)

Balance at September 30, 2013	$5	$(2)	$(22)	$(19)

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

On February 8, 2013, the Venezuelan government announced another devaluation of the currency to 6.30 VEF per U.S. Dollar and it eliminated the regulated parallel market rate of 5.3 VEF per U.S. Dollar. We used the official exchange rate of 6.30 VEF per U.S. Dollar to translate the financial statements of our Venezuelan subsidiary to comply with the regulations of Venezuela and are analyzing the impact of the volume restrictions on our business. The currency exchange limitations to date have not had a material effect on our 2013 earnings and cash flow. The one-time devaluation had a $2 million negative impact on our pre-tax net income during the first nine months of 2013.

For the first nine months of 2012, our Venezuelan subsidiary represented approximately 3% of our consolidated net sales and it had a net income attributable to the Company of $3 million. The Venezuelan subsidiary also had $15 million of total assets and $12 million of total liabilities as of December 31, 2012. For first nine months of 2013, our Venezuelan subsidiary represented approximately 5% of our consolidated net sales and it had a net income attributable to the Company of $4 million. The Venezuelan subsidiary also had $28 million of total assets and $20 million of total liabilities as of September 30, 2013.

Note 18. Subsequent Event

On October 15, 2013, we announced that we will relocate our corporate office from Ann Arbor, Michigan to Gastonia, North Carolina, which is home to our Filtration group. The transition to the new corporate headquarters will occur in phases during 2014. We are still in the planning stages of this transition and as a consequence the expected costs of this reorganization plan are still being formulated.

Note 19. Financial Information for Guarantors and Non-Guarantors

Affinia Group Intermediate Holdings Inc. (presented as “Parent” in the following schedules), through its 100% owned subsidiary, Affinia Group Inc. (presented as Issuer in the following schedules), issued $250 million of Senior Notes on April 25, 2013. As of September 30, 2013, there were $250 million of Senior Notes outstanding. The notes were offered only to qualified institutional buyers and certain persons in offshore transactions

The Senior Notes are fully, irrevocably, unconditionally and jointly and severally guaranteed on a senior unsecured basis. The Senior Notes are general obligations of the Issuer and guaranteed by the Parent and the Guarantors.

The following unaudited information presents Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2012 and 2013, Condensed Consolidating Statements of Comprehensive Loss for the three and nine months ended September 30, 2012 and 2013, Condensed Consolidating Balance Sheets as of December 31, 2012 and September 30, 2013 and Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2012 and 2013 of (1) the Parent, (2) the Issuer, (3) the Guarantors, (4) the Non-Guarantors, and (5) eliminations to arrive at the information for the Company on a consolidated basis.

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Operations

For the Three Months Ended September 30, 2012

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$202	$286	$(113)	$375
Cost of sales	—	—	(159)	(241)	113	(287)

Gross profit	—	—	43	45	—	88
Selling, general and administrative expenses	—	(13)	(16)	(21)	—	(50)

Operating profit (loss)	—	(13)	27	24	—	38
Other income (loss), net	—	—	(1)	3	—	2
Interest expense	—	(15)	—	(1)	—	(16)

Income (loss) from continuing operations before income tax provision, net of tax, equity in income, net of tax and noncontrolling interest	—	(28)	26	26	—	24
Income tax provision	—	(2)	—	(8)	—	(10)
Equity in income, net of tax	4	34	12	1	(50)	1

Net income from continuing operations	4	4	38	19	(50)	15
Loss from discontinued operations, net of tax	—	—	(3)	(7)	—	(10)

Net income	4	4	35	12	(50)	5
Less: net income attributable to noncontrolling interest, net of tax	—	—	1	—	—	1

Net income attributable to the Company	$4	$4	$34	$12	$(50)	$4

Guarantor Condensed

Consolidating Statement of Comprehensive Loss

For the Three Months Ended September 30, 2012

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net income	$4	$4	$35	$12	$(50)	$5
Other comprehensive income, net of tax:
Change in foreign currency translation adjustments	11	11	—	11	(22)	11

Total other comprehensive income	11	11	—	11	(22)	11

Total comprehensive income	15	15	35	23	(72)	16
Less: comprehensive income attributable to noncontrolling interest, net of tax	—	—	1	—	—	1

Comprehensive income attributable to the Company	$15	$15	$34	$23	$(72)	$15

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Operations

For the Nine Months Ended September 30, 2012

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$611	$784	$(283)	$1,112
Cost of sales	—	—	(495)	(646)	283	(858)

Gross profit	—	—	116	138	—	254
Selling, general and administrative expenses	—	(35)	(51)	(62)	—	(148)

Operating profit (loss)	—	(35)	65	76	—	106
Loss on extinguishment of debt	—	(1)	—	—	—	(1)
Other income (loss), net	—	1	(4)	5	—	2
Interest expense	—	(47)	—	(1)	—	(48)

Income (loss) from continuing operations before income tax provision, equity in income (loss), net of tax and noncontrolling interest	—	(82)	61	80	—	59
Income tax provision	—	(4)	—	(20)	—	(24)
Equity in income (loss), net of tax	(22)	64	18	1	(60)	1

Net income (loss) from continuing operations	(22)	(22)	79	61	(60)	36
Loss from discontinued operations, net of tax	—	—	(14)	(43)	—	(57)

Net income (loss)	(22)	(22)	65	18	(60)	(21)
Less: net income attributable to noncontrolling interest, net of tax	—	—	1	—	—	1

Net income (loss) attributable to the Company	$(22)	$(22)	$64	$18	$(60)	$(22)

Guarantor Condensed

Consolidating Statement of Comprehensive Income

For the Nine Months Ended September 30, 2012

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net income (loss)	$(22)	$(22)	$65	$18	$(60)	$(21)
Other comprehensive income, net of tax:
Change in foreign currency translation adjustments	—	—	—	—	—	—

Total other comprehensive income	—	—	—	—	—	—

Total comprehensive income (loss)	(22)	(22)	65	18	(60)	(21)
Less: comprehensive income attributable to noncontrolling interest, net of tax	—	—	1	—	—	1

Comprehensive income (loss) attributable to the Company	$(22)	$(22)	$64	$18	$(60)	$(22)

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Operations

For the Three Months Ended September 30, 2013

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$204	$241	$(44)	$401
Cost of sales	—	—	(166)	(186)	44	(308)

Gross profit	—	—	38	55	—	93
Selling, general and administrative expenses	—	(16)	(17)	(24)	—	(57)

Operating profit (loss)	—	(16)	21	31	—	36
Other loss, net	—	(1)	—	—	—	(1)
Interest expense	—	(15)	—	—	—	(15)

Income (loss) from continuing operations before income tax provision, equity in income (loss), net of tax and noncontrolling interest	—	(32)	21	31	—	20
Income tax provision	—	(2)	(2)	(5)	—	(9)
Equity in income (loss), net of tax	9	43	24	(2)	(76)	(2)

Net income from continuing operations	9	9	43	24	(76)	9
Loss from discontinued operations, net of tax	—	—	—	—	—	—

Net income	9	9	43	24	(76)	9
Less: net income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—

Net income attributable to the Company	$9	$9	$43	$24	$(76)	$9

Guarantor Condensed

Consolidating Statement of Comprehensive Income

For the Three Months Ended September 30, 2013

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net income	$9	$9	$43	$24	$(76)	$9
Other comprehensive income (loss), net of tax:
Interest rate swap, net of tax	(1)	(1)	—	—	1	(1)
Change in foreign currency translation adjustments	2	2	—	2	(4)	2

Total other comprehensive income	1	1	—	2	(3)	1

Total comprehensive income	10	10	43	26	(79)	10
Less: comprehensive income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—

Comprehensive income attributable to the Company	$10	$10	$43	$26	$(79)	$10

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Operations

For the Nine Months Ended September 30, 2013

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$617	$672	$(119)	$1,170
Cost of sales	—	—	(495)	(524)	119	(900)

Gross profit	—	—	122	148	—	270
Selling, general and administrative expenses	—	(28)	(65)	(68)	—	(161)

Operating profit (loss)	—	(28)	57	80	—	109
Loss on extinguishment of debt	—	(15)	—	—	—	(15)
Other loss, net	—	(1)	(1)	(1)	—	(3)
Interest expense	—	(57)	—	(1)	—	(58)

Income (loss) from continuing operations before income tax provision, equity in income (loss), net of tax and noncontrolling interest	—	(101)	56	78	—	33
Income tax provision	—	—	—	(16)	—	(16)
Equity in income (loss), net of tax	14	115	44	(2)	(173)	(2)

Net income from continuing operations	14	14	100	60	(173)	15
Income (loss) from discontinued operations, net of tax	—	—	15	(16)	—	(1)

Net income	14	14	115	44	(173)	14
Less: net income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—

Net income attributable to the Company	$14	$14	$115	$44	$(173)	$14

Guarantor Condensed

Consolidating Statement of Comprehensive Income

For the Nine Months Ended September 30, 2013

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net income	$14	$14	$115	$44	$(173)	$14
Other comprehensive income (loss), net of tax:
Interest rate swap, net of tax	5	5	—	—	(5)	5
Change in foreign currency translation adjustments	(15)	(15)	—	(15)	30	(15)

Total other comprehensive loss	(10)	(10)	—	(15)	25	(10)

Total comprehensive income	4	4	115	29	(148)	4
Less: comprehensive income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—

Comprehensive income attributable to the Company	$4	$4	$115	$29	$(148)	$4

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

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Balance Sheet

September 30, 2013

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$53	$—	$33	$—	$86
Trade accounts receivable	—	—	50	132	—	182
Inventories, net	—	—	166	136	—	302
Other current assets	—	30	7	57	—	94

Total current assets	—	83	223	358	—	664
Investments and other assets	—	148	74	25	—	247
Intercompany investments	(197)	1,154	704	—	(1,661)	—
Intercompany receivables (payables)	—	(625)	221	404	—	—
Property, plant and equipment, net	—	2	53	69	—	124

Total assets	$(197)	$762	$1,275	$856	$(1,661)	$1,035

Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$—	$7	$90	$69	$—	$166
Notes payable	—	—	—	22	—	22
Accrued payroll and employee benefits	—	4	6	11	—	21
Other accrued expenses	—	23	24	45	—	92

Total current liabilities	—	34	120	147	—	301
Deferred employee benefits and noncurrent liabilities	—	8	1	5	—	14
Long-term debt	—	916	—	—	—	916

Total liabilities	—	958	121	152	—	1,231
Total shareholder’s equity	(197)	(196)	1,154	704	(1,661)	(196)

Total liabilities and shareholder’s equity	$(197)	$762	$1,275	$856	$(1,661)	$1,035

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

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2013

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated Total
Operating activities
Net cash provided by operating activities	$—	$43	$10	$16	$—	$69
Investing activities
Investment in companies, net of cash acquired	—	—	—	(1)	—	(1)
Additions to property, plant and equipment	—	—	(10)	(8)	—	(18)

Net cash used in investing activities	—	—	(10)	(9)	—	(19)
Financing activities
Net decrease in other short-term debt	—	—	—	(1)	—	(1)
Repayment of Secured Notes	—	(195)	—	—	—	(195)
Repayment of Subordinated Notes	—	(367)	—	—	—	(367)
Repayment on Term Loans	—	(1)	—	—	—	(1)
Proceeds from Senior Notes	—	250	—	—	—	250
Proceeds from Term Loans	—	667	—	—	—	667
Distribution to our shareholder	—	(352)	—	—	—	(352)
Payment of deferred financing costs	—	(15)	—	—	—	(15)

Net cash used in financing activities	—	(13)	—	(1)	—	(14)
Effect of exchange rates on cash	—	—	—	(1)	—	(1)
Increase in cash and cash equivalents	—	30	—	5	—	35
Cash and cash equivalents at beginning of the period	—	23	—	28	—	51

Cash and cash equivalents at end of the period	$—	$53	$—	$33	$—	$86

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We are an innovative global leader in the heavy duty and light vehicle replacement products and services industry, which is also referred to as the aftermarket. Our extensive aftermarket product offering consists principally of filtration and chassis products. Our filtration products group (also referred to as “Filtration”) is Affinia’s largest business unit, having contributed approximately 58% of global revenues for the first nine months of 2013. Our Filtration products fit medium and heavy duty trucks, light vehicles, equipment in the off-highway market (i.e., residential and non-residential construction, mining, forestry and agricultural) and equipment for industrial and marine applications. Our chassis products fit light vehicles, medium and heavy duty trucks, trailers and all-terrain vehicles. In addition, we provide aftermarket products and distribution services in South America. We believe that the growth of the global aftermarket, from which we derived approximately 98% of our net sales in 2012, is predominantly driven by the size, age and use of vehicles and equipment in operation. Only 2% of our sales come from original equipment manufacturers (“OEM”).

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

Filtration

Filtration is Affinia’s largest business unit, having contributed approximately 58% of global revenues for the first nine months of 2013. Filtration’s products include oil, air, fuel, cabin air, coolant, hydraulic and other filters for many types of vehicles and machinery. The products are sold under well-known brands, such as WIX® and Filtron®, and private label brands including NAPA and CARQUEST.

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

Strategic Focus

As a result of our initiative to focus on operational efficiency, we divested ourselves of our Brake North America and Asia Group in 2012 and our Quinton Hazell Group in 2010. We recognized in 2004 that the aforementioned groups were in need of extensive changes, and as a result, we incurred $147 million in restructuring costs, $75 million in acquisition costs and $107 million in capital expenditures to transform these companies. We believe that the divestitures have substantially increased our ability to generate cash flow. We anticipate that without the significant cash usage of our disposed groups we will be able to make strides into lowering our debt levels. Our strategy is to position ourselves as a global filtration, chassis and distribution business. With the transformation of our company, we believe our strategy will leave us well positioned to generate strong cash flows in the future and expand our global manufacturing and distribution capabilities throughout the world.

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

Results of Operations

Three months ended September 30, 2012 compared to the three months ended September 30, 2013

Net sales. Consolidated sales increased by $26 million in the third quarter of 2013 in comparison to the third quarter of 2012 due to increased sales of our Filtration products and Affinia South America products. The following table summarizes the consolidated net sales results for the three months ended September 30, 2012 and the consolidated net sales results for the three months ended September 30, 2013:

(Dollars in millions)	Consolidated Three Months Ended September 30, 2012	Consolidated Three Months Ended September 30, 2013	Dollar Change	Percent Change	Currency Effect (1)
Net sales
Filtration products	$212	$234	$22	10%	$(3)
Affinia South America products	113	117	4	4%	(16)
Chassis products	50	50	—	—	—

On and Off-highway segment	375	401	26	7%	(19)
Corporate, eliminations and other	—	—	—	—	—

Total net sales	$375	$401	$26	7%	$(19)

(1)	The currency effect was calculated by comparing the local currency net sales for all international locations for both periods, each at the current year exchange rate, to determine the impact of the currency between periods. These currency effects provide a clearer understanding of the operating results of our foreign entities because they exclude the varying effects that changes in foreign currency exchange rates may have on those results.

On and Off-highway segment products sales increased due to the following:

(1)	Filtration products sales increased in the third quarter of 2013 in comparison to the third quarter of 2012 mainly due to increased sales in our European operations and our Venezuelan operations. Our Venezuela filter sales increased by $8 million, of which $12 million related to price increases and new business with existing and new customers partially offset by unfavorable currency translation effects of $4 million. Our European operations sales increased by $12 million in the third quarter of 2013 in comparison to the third quarter of 2012 due to higher sales in Poland, sales from our United Kingdom distribution company acquired in the third quarter of 2013 and favorable currency translation effect of $1 million. Our sales increased by $2 million in the United States mainly due to new business with an existing customer.

(2)	Affinia South America products sales increased in the third quarter of 2013 in comparison to the third quarter of 2012. Sales in our Brazilian and Argentinean distribution companies were the majority of the $20 million increase before the effects of currency. Unfavorable currency translation effects of $16 million related mainly to the Brazilian Real and Argentinean Peso offset a large portion of the increase.

(3)	Chassis products sales remained constant in the third quarter of 2013 in comparison to the third quarter of 2012.

The following table summarizes the consolidated results for the three months ended September 30, 2012 and the consolidated results for the three months ended September 30, 2013:

(Dollars in millions)	Consolidated Three Months Ended September 30, 2012	Consolidated Three Months Ended September 30, 2013	Dollar Change	Percent Change
Net Sales	$375	$401	$26	7%
Cost of sales	(287)	(308)	(21)	7%

Gross profit	88	93	5	6%
Gross margin	24%	23%
Selling, general and administrative expenses(1)	(50)	(57)	(7)	-14%
Selling, general and administrative expenses as a percent of sales	13%	14%

Operating profit (loss)
On and Off-highway segment	48	50	2	4%
Corporate, eliminations and other	(10)	(14)	(4)	-40%

Operating profit	38	36	(2)	-5%
Operating margin	10%	9%
Other income (loss), net	2	(1)	(3)	-150%
Interest expense	(16)	(15)	1	-6%

Income from continuing operations, before income tax provision, equity in income (loss), net of tax and noncontrolling interest	24	20	(4)	-17%
Income tax provision	(10)	(9)	1	-10%
Equity in income (loss), net of tax	1	(2)	(3)	-300%

Net income from continuing operations	15	9	(6)	-40%
Loss from discontinued operations, net of tax	(10)	—	10	100%

Net income	5	9	4	80%
Less: net income attributable to noncontrolling interest, net of tax	1	—	(1)	NM

Net income attributable to the Company	$4	$9	$5	125%

(1)	We recorded $1 million of restructuring costs in selling, general and administrative expenses in the third quarter of 2012.
NM	(Not Meaningful)

Gross profit/gross margin. Gross profit increased by $5 million during the third quarter of 2013 in comparison to the third quarter of 2012. The increase in gross profit was mainly due to the increase in sales volume partially offset by unfavorable currency translation effects of $4 million and operating costs of $1 million. The previously mentioned sales volume increase resulted in a $10 million increase in gross profit. Gross margin decreased in the third quarter of 2013 to 23% from 24% in the third quarter of 2012. The decrease in gross margin related in part to higher freight and operating costs in the third quarter of 2013 in comparison to the third quarter of 2012.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $7 million during the third quarter of 2013 in comparison to the third quarter of 2012 due to an increase in an accrual of $4 million related to a claim brought against us by Neovia, $2 million in one-time environmental costs.

Operating profit/operating margin. Operating profit decreased by $2 million in the third quarter of 2013 in comparison to the third quarter of 2012 due to a higher selling, general and administrative expenses in the current quarter. The operating profit in the On and Off-highway segment increased by $2 million due to a higher gross profit in the third quarter of 2013 in comparison to the third quarter of 2012. Additionally, the operating loss in the Corporate, eliminations and other segment increased by $4 million in the third quarter of 2013 in comparison to the third quarter of 2012 due to a $4 million increase in an accrual for a claim brought against us by Neovia.

Income tax provision. The income tax provision was $9 million and $10 million for the third quarter of 2013 and 2012, respectively. The effective tax rate was similar in the third quarter of 2013 in comparison to the third quarter of 2012.

Loss from discontinued operations, net of tax. The loss from discontinued operations, net of tax was $10 million in the third quarter of 2012 due to the Brake North America and Asia group which had a $26 million impairment charge to reduce the carrying value of the business to expected realizable value and offsetting those amounts was $9 million related to a tax benefit for the impairment and $7 million income from operations, net of tax.

Net income. Net income increased in the third quarter of 2013 in comparison to the third quarter of 2012 due mainly to a lower loss from discontinued operations, net of tax and partially offset by a lower operating profit.

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2013

Net sales. Consolidated sales increased by $58 million in the first nine months of 2013 in comparison to the first nine months of 2012 due to increased sales in our Filtration and Affinia South America products. The following table summarizes the consolidated net sales results for the nine months ended September 30, 2012 and the consolidated net sales results for the nine months ended September 30, 2013:

(Dollars in millions)	Consolidated Nine Months Ended September 30, 2012	Consolidated Nine Months Ended September 30, 2013	Dollar Change	Percent Change	Currency Effect (1)
Net sales
Filtration products	$632	$678	$46	7%	$(5)
Affinia South America products	328	345	17	5%	(38)
Chassis products	153	147	(6)	-4%	—

On and Off-highway segment	1,113	1,170	57	5%	(43)
Corporate, eliminations and other	(1)	—	1	100%	—

Total net sales	$1,112	$1,170	$58	5%	$(43)

(1)	The currency effect was calculated by comparing the local currency net sales for all international locations for both periods, each at the current year exchange rate, to determine the impact of the currency between periods. These currency effects provide a clearer understanding of the operating results of our foreign entities because they exclude the varying effects that changes in foreign currency exchange rates may have on those results.

On and Off-highway segment products sales increased due to the following:

(1)	Filtration products sales increased in the first nine months of 2013 in comparison to the first nine months of 2012 due to increased sales of $11 million mainly due to our traditional premium aftermarket sales in the United States. Additionally, our Venezuelan filter sales increased by $17 million, of which $25 million related to price increases, new business with existing and new customers, partially offset by unfavorable currency translation effects of $8 million. Also, our European operations increased by $18 million in the first nine months of 2013 in comparison to the first nine months of 2012 due to higher sales in Poland, sales from our United Kingdom distribution company acquired in the third quarter of 2013 and favorable currency translation effect of $3 million.

(2)	Affinia South America products sales increased in the first nine months of 2013 in comparison to the first nine months of 2012. Sales in our Brazilian and Argentinean distribution companies were the majority of the $55 million increase before the effects of currency. Offsetting the increase were unfavorable currency translation effects of $38 million related mainly to the Brazilian Real and Argentinean Peso.

(3)	Chassis products sales decreased in the first nine months of 2013 in comparison to the first nine months of 2012 due to chassis market conditions. The sales orders in the first half of 2012 for chassis products were strong but softened in the second half of 2012.

The following table summarizes the consolidated results for the nine months ended September 30, 2012 and the consolidated results for the nine months ended September 30, 2013:

(Dollars in millions)	Consolidated Nine Months Ended September 30, 2012	Consolidated Nine Months Ended September 30, 2013	Dollar Change	Percent Change
Net Sales	$1,112	$1,170	$58	5%
Cost of sales	(858)	(900)	(42)	5%

Gross profit	254	270	16	6%
Gross margin	23%	23%
Selling, general and administrative expenses(1)	(148)	(161)	(13)	9%
Selling, general and administrative expenses as a percent of sales	13%	14%

Operating profit (loss)
On and Off-highway segment	132	142	10	8%
Corporate, eliminations and other	(26)	(33)	(7)	-27%

Operating profit	106	109	3	3%
Operating margin	10%	9%
Loss on extinguishment of debt	(1)	(15)	(14)	1400%
Other income (loss), net	2	(3)	(5)	-250%
Interest expense	(48)	(58)	(10)	21%

Income from continuing operations, before income tax provision, equity in income (loss), net of tax and noncontrolling interest	59	33	(26)	-44%
Income tax provision	(24)	(16)	8	-33%
Equity in income (loss), net of tax	1	(2)	(3)	-300%

Net income from continuing operations	36	15	(21)	-58%
Loss from discontinued operations, net of tax	(57)	(1)	56	98%

Net income (loss)	(21)	14	35	167%
Less: net income attributable to noncontrolling interest, net of tax	1	—	(1)	NM

Net income (loss) attributable to the Company	$(22)	$14	$36	164%

(1)	We recorded $2 million of restructuring costs in selling, general and administrative expenses in the first nine months of 2012 and 2013.
NM	(Not Meaningful)

Gross profit/gross margin. Gross profit increased by $16 million during the first nine months of 2013 in comparison to the first nine months of 2012. Gross margin remained at 23% in the first nine months of 2013 in comparison to the first nine months of 2012. The increase in gross profit was mainly due to the increase in sales volume and a decrease of $4 million in material and manufacturing costs, partially offset by an increase of $3 million in operating costs and unfavorable currency translation effects of $8 million. The previously mentioned sales volume increase resulted in a $23 million increase in gross profit.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $13 million during the first nine months of 2013 in comparison to the first nine months of 2012. Our selling, general and administrative expenses for the first nine months of 2012 were lower due to a favorable Satisfied legal settlement of $4 million, and our selling, general and administrative expenses for the first nine months of 2013 were higher due to an increase in an accrual for a claim brought against us by Neovia for $9 million and $2 million in one-time environmental costs.

Operating profit/operating margin. Operating profit increased by $3 million in the first nine months of 2013 in comparison to the first nine months of 2012 due to a higher gross profit, partially offset by higher selling, general and administrative expenses. The operating profit in the On and Off-highway segment increased by $10 million due to a higher gross profit in the first nine months of 2013 in comparison to the first nine months of 2012. Additionally, the operating loss in the Corporate, eliminations and other segment increased by $7 million in the first nine months of 2013 in comparison to the first nine months of 2012 due to a claim brought against us by Neovia for $9 million.

Loss on extinguishment of debt. During the first nine months of 2013, we refinanced our debt structure and as a result incurred a loss due to early retirement of the Secured Notes.

Interest expense. Interest expense increased by $10 million in the first nine months of 2013 in comparison to the first nine months of 2012. The increase was mainly due to one-time refinancing costs, which included additional interest expense and write-off of unamortized deferred financing costs.

Income tax provision. The income tax provision was $16 million and $24 million for the first nine months of 2013 and 2012, respectively. The effective tax rate was similar in the first nine months of 2013 in comparison to the first nine months of 2012.

Loss from discontinued operations, net of tax. The loss from discontinued operations, net of tax was $57 million in the first nine months of 2012 and $1 million in the first nine months of 2013. We recorded $1 million during the first nine months of 2013 related to the distribution of our Brake North America and Asia group in 2012. The Brake North America and Asia group reported a loss of $57 million in the first nine months of 2012 of which $1 million related to a loss from operations, net of tax, $88 million impairment charge to reduce the carrying value of the business to expected realizable value, and offsetting these amounts was $32 million, which related to a tax benefit for the impairment.

Net income (loss). Net income increased in the first nine months of 2013 in comparison to the net loss in the first nine months of 2012 due mainly to a lower loss from discontinued operations, net of tax, and partially offset by the loss on extinguishment of debt.

Results by Geographic Region

Net sales by geographic region were as follows:

(Dollars in millions)	Three Months Ended September 30, 2012	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2013
Net sales
United States	$184	$188	$560	$567
Foreign	191	213	552	603

Total net sales	$375	$401	$1,112	$1,170

United States sales as a percent of total sales	49%	47%	51%	48%
Foreign sales as a percent of total sales	51%	53%	49%	52%

United States. Net sales increased in the first nine months of 2013 in comparison to first nine months of 2012 due to an increase in Filtration products sales partially offset by a decrease in chassis products sales.

Foreign. Net sales increased in the first nine months of 2013 in comparison to the first nine months of 2012 due to increased sales in our Brazilian and Argentinean distribution companies and our Poland and Venezuela Filtration products, partially offset by unfavorable currency translation effects in Brazilian Real and Argentinean Peso.

Income from continuing operations before income tax provision, equity in income (loss), net of tax and noncontrolling interest by geographic region was as follows:

(Dollars in millions)	Three Months Ended September 30, 2012	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2013
Income (loss) from continuing operations before income tax provision, equity in income (loss), net of tax and noncontrolling interest
United States	$(2)	$(11)	$(21)	$(45)
Foreign	26	31	80	78

Total income from continuing operations before income tax provision, equity in income (loss), net of tax and noncontrolling interest	$24	$20	$59	$33

United States. Loss from continuing operations before income tax provision, equity in income (loss), net of tax and noncontrolling interest increased in the first nine months of 2013 in comparison to the first nine months of 2012 due to loss on the extinguishment of debt, partially offset by an increase in gross profit.

The United States income from continuing operations before income tax provision, equity in income (loss), net of tax and noncontrolling interest was lower than the foreign income from continuing operations before income tax provision, equity in loss, net of tax and noncontrolling interest due to the inclusion of corporate costs in our United States operations and higher profitability of some of our subsidiaries in foreign locations. The majority of our debt relates to our United States operations and as a consequence almost all of the associated interest expense is allocated to our domestic operations. During the first nine months of 2013, our United States operations had $57 million of interest expense and our foreign operations had $1 million of interest expense.

Foreign. Income from continuing operations before income tax provision, equity in income (loss), net of tax and noncontrolling interest decreased in the first nine months of 2013 in comparison to the first nine months of 2012. The majority of the decrease was due to unfavorable currency translation effects, partially offset by an improvement in gross profit, which was driven by an increase in sales volume.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash flow from operations and available borrowings from our ABL Revolver. Our liquidity requirements are significant and are expected to be primarily for debt servicing, working capital and capital spending.

We are leveraged as a result of the refinancing that occurred in April 2013. As of September 30, 2013, the Company had $938 million in aggregate indebtedness. As of September 30, 2013, we had an additional $124 million of borrowing capacity available under our ABL Revolver after giving effect to $10 million in outstanding letters of credit, none of which was drawn against, and less than $1 million for borrowing base reserves. In addition, we had cash and cash equivalents of $51 million and $86 million as of December 31, 2012 and September 30, 2013, respectively.

We spent $19 million and $18 million in capital expenditures during the first nine months of 2012 and 2013, respectively, which included $9 million in capital expenditures during the first nine months of 2012 related to a discontinued operation. The cash flow from operations on an annual basis has historically been adequate to meet our liquidity needs. Based on the current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our ABL Revolver, will be adequate to meet our short term and long term liquidity needs.

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

ABL Revolver

Overview. On April 25, 2013, we replaced our existing asset-based revolving credit facility (the “Old ABL Revolver”) with a new asset-based revolving credit facility (our “ABL Revolver”). The ABL Revolver comprises a revolving credit facility of up to $175 million for borrowings solely to the U.S. domestic borrowers, including (a) a $30 million sub-limit for letters of credit and (b) a $15 million swingline facility. Availability under the ABL Revolver is based upon monthly (or more frequent under certain circumstances) borrowing base valuations of our eligible inventory and accounts receivable, among other things, and is reduced by certain reserves in effect from time to time. There were no outstanding borrowings on the ABL Revolver at September 30, 2013.

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

The ABL Revolver also contains certain customary affirmative covenants and events of default, including a change of control. As of September 30, 2013, we were in compliance in all material respects with all covenants and provisions contained in the ABL Revolver.

Senior Notes

Overview. On April 25, 2013, Affinia Group Inc. issued $250 million of Senior Notes as part of the refinancing. The Senior Notes accrue interest at the rate of 7.75% per annum, payable semi-annually on May 1 and November 1 of each year, commencing November 1, 2013. The Senior Notes will mature on May 1, 2021. The terms of the Indenture provide that, among other things, the Senior Notes rank equally in right of payment to all of the Company’s and the Guarantors’ existing and future senior debt and senior in right of payment to all of the Company’s and Guarantors’ existing and future subordinated debt. The Senior Notes are structurally subordinated to all of the liabilities and obligations of the Company’s subsidiaries that do not guarantee the Senior Notes. The Senior Notes are effectively junior in right of payment to all of the Company’s and the Guarantors’ secured indebtedness, including the Term Loans and the ABL Revolver, to the extent of the value of the collateral securing such indebtedness. The outstanding balance of the Senior Notes at September 30, 2013 was $250 million.

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

As of September 30, 2013, we were in compliance in all material respects with all covenants and provisions contained in the senior indenture.

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

Term Loan Facility

Overview. On April 25, 2013, the Company entered into (i) a Term Loan B-1 in an aggregate principal amount of $200 million and (ii) a Term Loan B-2 in an aggregate principal amount of $470 million. The Term Loan B-1 was offered at a price of 99.75%, of their face value, resulting in approximately $199 million of net proceeds for the Term Loan B-1. The Term Loan B-2 was offered at a price of 99.50%, of their face value, resulting in approximately $468 million of net proceeds for the Term Loan B-2. The $1 million and $2 million discount for the Term Loan B-1 and Term Loan B-2, respectively, will be amortized based on the effective interest rate method and included in interest expense until the Term Loans mature. The Term Loan B-1 amortizes in quarterly installments in an amount equal to 1.00% per annum, with the balance due on April 25, 2016. The Term Loan B-2 amortizes in quarterly installments in an amount equal to 1.00% per annum, with the balance due on April 25, 2020. As of September 30, 2013, $199 million principal amount of Term Loan B-1 was outstanding, net of a $1 million issue discount which is being amortized until the Term Loan B-1 matures and $467 million principal amount of Term Loan B-2 was outstanding, net of a $2 million issue discount which is being amortized until the Term Loan B-2 matures.

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

The Term Loan Facility also contains certain customary affirmative covenants and events of default, including a change of control. As of September 30, 2013, we were in compliance in all material respects with all covenants and provisions contained in the Term Loan Facility.

Cash Flows

Net cash provided by operating activities

Net cash provided by operating activities is summarized in the table below for the nine months ended September 30, 2012 and 2013:

(Dollars in millions)	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2013
Net income (loss)	$(21)	$14
Impairment of assets	88	—
Loss on extinguishment of debt	1	15
Write-off of unamortized deferred financing costs	—	8
Change in trade accounts receivable	(8)	(24)
Change in other current operating liabilities	50	51

Subtotal	110	64
Other changes in operating activities	(22)	5

Net cash provided by operating activities	$88	$69

Net income (loss) – Net income increased in the first nine months of 2013 in comparison to the first nine months of 2012 was due mainly to a lower loss from discontinued operations, net of tax, and partially offset by the higher loss on extinguishment of debt in 2013.

Impairment of assets – We recorded a $88 million impairment related to our Brake North America and Asia group, which was a discontinued operation, in September 2012.

Loss on extinguishment of debt – During the first nine months of 2013, we refinanced our debt structure and as a result incurred a loss due to early retirement of the Secured Notes.

Write-off of unamortized deferred financing costs – We recorded a write-off of $8 million in the first nine months of 2013 to interest expense for unamortized deferred financing costs associated with the refinancing of our debt.

Change in trade accounts receivable – The change in trade accounts receivable was an $8 million and $24 million use of cash in the first nine months of 2012 and 2013, respectively. The change in trade accounts receivables was due to timing of payments and decreased level of factoring in the first nine months of 2013 due to the disposition of our Brake North America and Asia group.

Change in other current operating liabilities – The change in other current operating liabilities was a $50 million and $51 million source of cash during the first nine months of 2012 and 2013, respectively. The change was primarily due to a decrease in the source of cash from accounts payable, which was a $37 million and a $23 million source of cash in the first nine months of 2012 and 2013, respectively. Accounts payable fluctuates from quarter to quarter due to the timing of payments.

Net cash used in investing activities

Net cash used in investing activities is summarized in the table below for the first nine months of 2012 and 2013:

(Dollars in millions)	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2013
Proceeds from sales of assets	$4	$—
Investment in companies, net of cash acquired	—	(1)
Change in restricted cash	1	—
Additions to property, plant and equipment	(19)	(18)

Net cash used in investing activities	$(14)	$(19)

Net cash used in financing activities

Net cash used in financing activities is summarized in the table below for the first nine months of 2012 and 2013:

(Dollars in millions)	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2013
Net decrease in other short-term debt	$(4)	$(1)
Payments of other debt	(2)	—
Repayment of Secured Notes	(23)	(195)
Repayment of Subordinated Notes	—	(367)
Repayment on Term Loans	—	(1)
Net payments of ABL Revolver	(50)	—
Proceeds from Senior Notes	—	250
Proceeds from Term Loans	—	667
Distribution to our shareholder	—	(352)
Payment of deferred financing costs	—	(15)

Net cash used in financing activities	$(79)	$(14)

During the first nine months of 2013, we refinanced our existing notes and credit facilities. The refinancing consisted of $250 million of Senior Notes due 2021, a $200 million Term Loan B-1 due 2016, a $470 million Term Loan B-2 due 2020, the proceeds of which we used, together with $31 million of cash on hand, to redeem our Secured Notes and our Subordinated Notes, make a distribution of $350 million to Holdings and pay fees and expenses in connection with the refinancing transactions. We had two other minor transactions, each for $1 million, that increased the distribution to our shareholder to $352 million during the first nine months of 2013.

During the first nine months of 2012, we redeemed $22.5 million of our Secured Notes and reduced the Old ABL Revolver using cash provided by operating activities. In the first nine months of 2012, we were able to reduce the ABL Revolver due to the cash provided by operating activities, which included an increase in accounts receivable factored.

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

Our foreign currency exchange rate risk management efforts primarily focus upon operationally managing the net amount of non-functional currency denominated monetary assets and liabilities. In addition, we routinely execute short-term currency exchange rate forward contracts intended to mitigate the earnings impact related to the re-measurement process. At September 30, 2013, we had currency exchange rate derivatives with an aggregate notional value of $75 million having a fair market value of less than $1 million in assets and liabilities.

Interest rate risk

We are exposed to the risk of rising interest rates to the extent that we fund operations with short-term or variable-rate borrowings. At September 30, 2013, the Company’s $938 million of aggregate debt outstanding consisted of $688 million of floating-rate debt and $250 million of fixed-rate debt.

Pursuant to our written interest rate risk management policy we actively monitor and manage our fixed versus floating rate debt composition within a specified range. At quarter-end, fixed rate debt comprised approximately 27% of our total debt. Based on the amount of floating-rate debt outstanding at September 30, 2013, a 1% rise in interest rates would result in approximately $7 million in incremental interest expense.

In April 2013, the Company entered into interest rate swaps having an aggregate notional value of $300 million to effectively fix the rate of interest on a portion of our variable rate Term Loan B-2 until April 2020. These transactions contain embedded floating rate floors of 1.25% which mirror the floating rate floors contained in the Term Loan B-2. Based on the amount of floating-rate debt outstanding at September 30, 2013, the interest rate swaps would reduce the incremental interest expense from a 1% rise in interest rates from $7 million to $4 million. As of September 30, 2013, the aggregate fair value of the interest rate swap was an asset of $8 million. We estimate that a 50 basis point decrease of interest rates would reduce the fair value of the interest rate swaps by $6 million.

Commodity Price Risk Management

We are exposed to adverse price movements or surcharges related to commodities that are used in the normal course of business operations. Management actively seeks to negotiate contractual terms with our customers and suppliers to limit the potential financial impact related to these exposures.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the quarter ended September 30, 2013.

During the quarter ended September 30, 2013, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

On September 30, 2011, we entered into a settlement agreement with Satisfied Brake Products Inc. (“Satisfied”) for $10 million to settle our claims against Satisfied for their theft of our trade secrets. Upon execution of the settlement agreement, $2.5 million was due immediately and up to an additional $7.5 million is to be provided after liquidation of Satisfied’s business. On September 30, 2011, we recorded a gain of $2.5 million in continuing operations in the consolidated financial statements. Additionally, we recorded $4 million as a gain in continuing operations in the first nine months of 2012. The remaining claim against Satisfied was included in the distribution of the Brake North America and Asia group to our shareholders.

On January 28, 2013, Walker Morris, counsel for Neovia Logistics Services (U.K.) Limited (“Neovia”) (formerly known as Caterpillar Logistics Services (U.K.) Limited) notified us that Quinton Hazell Automotive Limited (“QHAL”) intended to appoint administrators (comparable to a bankruptcy filing in the United States) and that Neovia may pursue a claim against us for liabilities arising out of a Logistics Services Agreement dated May 5, 2006 among Neovia, QHAL and Affinia Group Inc. (the “LSA”). In connection with our prior sale of QHAL and its related companies to Klarius Group Ltd. (“KGL”), Affinia Group Inc. assigned the LSA to KGL, KGL agreed to indemnify Affinia Group Inc. against any liability under the LSA and the other companies in the QHAL group agreed to provide a guarantee to Affinia Group Inc. against these liabilities. KGL and QHAL have both appointed administrators. By letter dated February 15, 2013, Neovia, through its counsel Walker Morris, notified us that Neovia is asserting a claim against Affinia Group Inc. for liabilities arising under the LSA, including asserted unpaid invoices totaling 5.7 million pounds. On March 28, 2013, we were served with a demand for arbitration by Neovia. We filed our response on April 29, 2013. Based on our evaluations of the claim we have recorded an estimated reserve of $9 million related to the Neovia claim. We intend to vigorously defend this matter.

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

Item 6.	Exhibits

Exhibits

10.48#*	Letter Agreement with Steven Klueg, dated October 11, 2013

31.1*	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act, as amended.

31.2*	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act, as amended.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350(b)

101*	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

*	filed herewith
#	management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFINIA GROUP INTERMEDIATE HOLDINGS INC.

By:	/s/ Terry R. McCormack
Terry R. McCormack
Chief Executive Officer, President, and Director (Principal Executive Officer)

By:	/s/ Steven P. Klueg
Steven P. Klueg
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 8, 2013