Form 10-K
period 2013-12-31
Affinia Group Intermediate Holdings Inc.
filed 2014-03-31
CIK 1328655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 1,000 shares outstanding of the registrant’s common stock as of March 31, 2014 (all of which are privately owned and not traded on a public market).

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and other important factors include, among others, domestic and global economic conditions and the resulting impact on the availability and cost of credit; financial viability of key customers and key suppliers; our dependence on our largest customers; increased crude oil and gasoline prices and resulting reductions in global demand for the use of automobiles; the shift in demand from premium to economy products; pricing and pressures from imports; increasing costs for manufactured components, raw materials and energy; the expansion of return policies or the extension of payment terms; risks associated with our non-U.S. operations; risks related to our receivables factoring arrangements; product liability and warranty and recall claims brought against us; reduced inventory levels by our distributors resulting from consolidation and increased efficiency; environmental and automotive safety regulations; the availability of raw materials, manufactured components or equipment from our suppliers; challenges to our intellectual property portfolio; our ability to develop improved products; the introduction of improved products and services that extend replacement cycles otherwise reduce demand for our products; our ability to achieve cost savings from our restructuring plans; our ability to successfully effect dispositions of existing lines of business; our ability to successfully combine our operations with any businesses we have acquired or may acquire; risk of impairment charges to our long-lived assets; risk of impairment to intangibles and goodwill; the risk of business disruptions related to a variety of events or conditions including natural and man-made disasters; risks associated with foreign exchange rate fluctuations; risks associated with our expansion into new markets; the impact on our tax rate resulting from the mix of our profits and losses in various jurisdictions; reductions in the value of our deferred tax assets; difficulties in developing, maintaining or upgrading information technology systems; risks associated with doing business in corrupting environments; our ability to effectively transition our corporate office to our Filtration segment headquarters; our ability to complete the sale our Chassis group; and our substantial leverage and limitations on flexibility in operating our business contained in our debt agreements. Additionally, there may be other factors that could cause our actual results to differ materially from the forward-looking statements.

iii

PART I.

Item 1.	Business

The Company

Affinia Group Intermediate Holdings Inc. (“Affinia”) is a leader in the manufacturing and distribution of global filtration products (“Filtration segment”) and replacement products in South America (“Affinia South America segment”). We operate in the Filtration and the Affinia South America operating segments. The Filtration segment, Affinia’s largest, manufactures and distributes filtration products for medium and heavy-duty trucks, construction, agriculture, mining, and forestry vehicles, and light duty, industrial, and marine applications. The Affinia South America segment manufactures and distributes replacement products for on-road and off-road vehicles, principally in Brazil. Based on management’s estimates and certain information from third parties, Management believes that for the year ended 2013, Affinia holds:

•	the #1 market position in North America for aftermarket filtration products

•	the #2 market position in Brazilian aftermarket parts distribution

Affinia’s continuing net sales for 2013 were approximately $1.4 billion. The following charts illustrate Affinia’s net sales by geography and segment for continuing operations for the fiscal year ended December 31, 2013.

We have successfully entered new markets in Europe and in Central and South America and have grown existing market share in North America, South America and Europe. Additionally, our Affinia South America segment has grown significantly over the past several years. The following chart illustrates the sales growth of Affinia’s continuing operations since our inception.

Contributing to our growth is our long-standing relationship with leading commercial vehicle and automotive parts retailers and wholesale distributors. We have supplied the automotive aftermarket industry for over 70 years and we have supplied our largest customer, NAPA, for over 40 years. We believe that emphasis on our customer service, coupled with the breadth of our product offerings, are key factors in maintaining our leading market positions.

Filtration Segment

The Filtration segment is one of the world’s leading designers, manufacturers, marketers, and distributors of a broad range of filtration replacement products . Our filtration business includes manufacturing operations in the U.S., Mexico, Europe, South America and China. It benefits from industry-leading brands, long-standing customer relationships and a global low-cost manufacturing and distribution footprint, along with the all-makes / all-models product line of oil, air, fuel, cabin air, coolant, hydraulic and other filters. For further information about our Filtration segment, refer to “Note 18. Segment Information,” which is included in Item 8. Financial Statements and Supplementary Data.

The Filtration segment products are used in on-road and off-road vehicles, in addition to various industrial, locomotive, and marine applications. The numerous strengths of the Filtration segment have led to a #1 market position in the North America aftermarket and a leading market position in the Eastern Europe aftermarket. The following charts illustrate the historical sales growth, heavy duty and light duty product mix and the sales by geographical location.

Approximately half of the Filtration segment sales are in heavy-duty products. The Filtration segment is among the leading global manufacturers and distributors of aftermarket filters for heavy-duty and off-highway applications, including on-highway trucks, residential and non-residential construction equipment, agricultural, mining, forestry and industrial equipment, severe service vehicles, medium-duty vehicles and marine applications. With over 70 years of experience, Filtration’s heavy-duty filters are designed to withstand harsh elements and provide for optimal filtration and engine protection in less-than-optimal work environments.

Filtration’s full line of heavy-duty products is a key differentiator versus its light duty filtration competitors. In contrast to most light duty competitors, we are able to provide customers with a full suite of filtration options. Customers, particularly distributors, derive value from having a one-stop-shop supplier that is capable of providing products for a diverse range of end markets. Furthermore, heavy-duty filtration products are generally more technologically advanced and are thus typically priced higher than similar light duty products.

The Filtration segment’s automotive and light truck products are at the forefront of filter technology and performance. It’s portfolio of premium line and value line products is designed to exceed performance demands for a variety of applications, including passenger vehicles, sport utility vehicles, motorcycles and ATVs.

We market our Filtration products under a variety of well-known brands, including WIX®, Filtron™ and ecoLAST®. Additionally, we provide private label products to large aftermarket distributors, including NAPA®, CARQUEST® and ACDelco®. We believe that the Filtration segment has achieved its leading market positions due to the quality and reputation of its brands and products among professional installers, who are the primary decision makers for the purchase of the products that we supply to the aftermarket. Our reputation for reliability has helped us penetrate retailers whose customers have become increasingly sophisticated about the quality of the products they install in their vehicles.

Filtration Products

Our Filtration segment product lines include oil, air, fuel, hydraulic and other filters for light, medium and heavy duty on and off-highway vehicle, industrial and marine applications. The following chart illustrates the major categories of filter products.

*	Other consists of cabin air, industrial, hydraulic, coolant, small engine, test kits, gaskets, compressed air and spare products

The following summarizes a few of our key filter products:

Oil Filters	An oil filter traps particles and dirt that might otherwise damage the bearings and rings of a vehicle’s engine. A build-up of particles inside an oil filter can also slow oil flow to the bearings, camshaft and upper valve train components and allow unfiltered oil, possibly containing contaminants, to enter the oil stream and cause accelerated wear on the engine.

Air Filters	A vehicle’s air filter traps particles that could otherwise reduce engine performance. A clogged air filter may restrict air flow into the engine, resulting to a shift away from the optimum air to fuel ratio for combustion, and thus reducing gas mileage.

Fuel Filters	A vehicle’s fuel filter prevents sediment and rust particles sized three microns or larger from entering and blocking the fuel injector. A clogged fuel filter may restrict fuel flow to the engine, resulting in a loss of fuel pressure and horsepower.

Filtration Sales Channels and Customers

Our extensive filter product offering fits nearly every car, truck, off-highway and agricultural make and model on the road, allowing us to serve as a full line supplier to our customers for our product categories. These customers primarily comprise large aftermarket distributors and retailers selling to professional technicians or installers. Our customer base also includes original equipment service (“OES”) participants such as ACDelco. Many of our customers are leading aftermarket participants, including NAPA, CARQUEST, Aftermarket Auto Parts Alliance (“the Alliance”), Uni-Select Inc. and O’Reilly Auto Parts. As an active participant in the aftermarket for more than 60 years, we have many long-standing customer relationships.

Approximately 22% and 6% of our 2013 net sales from continuing operations were derived from our two largest customers, NAPA and CARQUEST, respectively. See “Risk Factors—Our business would be materially and adversely affected if we lost any of our larger customers.”

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

Affinia South America Segment

Our Affinia South America segment is a market leader in the distribution and manufacturing of replacement products throughout South America. The segment focuses on distributing and manufacturing products through its operations in Argentina, Brazil, Uruguay and Venezuela. The Affinia South America segment consists of two major operating units: Pellegrino and Automotiva South America (“Automotiva”). The two units are strategically aligned and are operated by the same management team. For further information about our Affinia South America segment, refer to “Note 18. Segment Information,” which is included in Item 8. Financial Statements and Supplementary Data. The following charts show the growth of the Affinia South America segment in U.S. dollars and sales by geography.

Automotiva manufactures shock absorbers in Brazil, brake fluids, antifreeze, and coolants in Argentina, and brake pads and blocks in Uruguay. Automotiva also acts as a master distributor in Brazil, Argentina, and Venezuela. In addition to direct manufacturing, Automotiva is a leader in the supply of chassis components and driveshaft products, assembling, packaging and branding various components from third-party manufacturers. Automotiva’s manufactured and outsourced products are shipped to warehouse distributors both in Brazil and internationally. Pellegrino is Automotiva’s largest customer. In addition, Automotiva exports to Argentina and to 28 other countries around the world. It has a market leading position in a number of products including CV Joints, rear axle sets, chassis parts, universal joint kits, shock absorbers, fuel pumps, and oil pumps. Products are sold under the Nakata®, Spicer® and Power Engine® names.

Pellegrino is a warehouse distributor that sources products from master distributors and other sources including Automotiva, TRW, Bosch, Philips and Mahle. The product portfolio is composed of leading brands for light and heavy-duty vehicles, motorcycle parts and accessories. Pellegrino sells these products to over 22,000 customers including jobber stores, fleets, and independent repair shops in Brazil. Pellegrino has recently expanded its light duty and heavy-duty product offering to include motorcycle and automotive electronics (e.g. GPS systems, speakers). Pellegrino uses its 20 warehouse locations with over 360,000 square feet of warehouse space to service customers in the northeast, midwest, and southern portions of Brazil. Management believes that Pellegrino’s geographic presence and robust product offering have led it to a #2 market share among warehouse distributors in Brazil.

Affinia South America products

We manufacture and/or distribute products in Brazil, Argentina, Uruguay and Venezuela, including fuel and water pumps, universal joint kits, axle sets, shocks, steering, filtration products, CV joints, brake products, suspension parts, motorcycle parts, electronics and other aftermarket products.

Affinia South America Sales Channel and Customers

Automotiva’s products are sold to warehouse distributors, which includes Pellegrino, within Brazil, Argentina, Venezuela and internationally. Pellegrino, a warehouse distributor, sells the majority of its products to retailers and jobber stores, with the balance sold to parties such as auto centers, diesel injection centers, motorcycle retailers, heavy-duty fleets and engine rebuilders. Pellegrino and Automotiva do not distribute to installers or end-consumers.

Discontinued Operations

In addition to our Filtration and Affinia South America segments we have a Chassis group, which manufactures and distributes a broad range of chassis products for the aftermarket. In the fourth quarter of 2013, we made the decision to engage in a plan to sell our Chassis group. An agreement was signed in January 2014 to divest our Chassis operations and the group qualified as discontinued operations (refer to Note 3. Discontinued Operation—Chassis).

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

As a result of the Acquisition, investment funds controlled by Cypress hold approximately 61% of the common stock of our parent, Affinia Group Holdings Inc. (“Holdings”), which directly owns 100% of our common stock, and therefore Cypress controls us. The other principal investors in Holdings are the following: OMERS Administration Corporation (formerly known as Ontario Municipal Employees Retirement Board), California State Teachers Retirement System, The Northwestern Mutual Life Insurance Company and Stockwell Capital.

On December 15, 2005, Holdings, our parent company, entered into stockholder and other agreements with certain officers, directors and key employees (collectively, the “Executives”) of the Company, pursuant to which those Executives purchased an aggregate of 9,520 shares of Holdings common stock for $100 per Share in cash. Holdings received aggregate proceeds of $952,000 as a result of the offering, which was made pursuant to the Affinia Group Holdings Inc. 2005 Stock Incentive Plan (“2005 Stock Plan”). Since 2005, Holdings has re-purchased some of those shares and has issued additional shares (including pursuant to our deferred compensation program), and a shareholder ceased to be an Executive of the Company, as a result of which there were 14,106 shares of Holdings common stock held by Executives outstanding as of December 31, 2013 (excluding shares that may be issued pursuant to our non-qualified deferred compensation plan).

We have divested three groups since 2010. On February 2, 2010, as part of our strategic plan, we sold our Commercial Distribution Europe business unit. Our Commercial Distribution Europe business unit, also known as Quinton Hazell, was a diverse aftermarket manufacturer and distributor of automotive components throughout Europe. On November 30, 2012, we distributed our Brake North America and Asia group to the shareholders of Holdings, the Company’s parent company and sole stockholder, and it was subsequently sold on March 25, 2013 to a new investor. In December 2013, we made the decision to engage in a plan to sell our Chassis group. An agreement was signed in January 2014 to divest our Chassis operations and the group qualified as discontinued operations (refer to Note 3. Discontinued Operation—Chassis).

Sales by Region

Our broad range of filtration and other products are primarily sold in North America, Europe, South America and Asia. We are also focusing on expanding manufacturing capabilities globally to position us to take advantage of global growth opportunities. For information about our segments and our sales by geographic region, refer to “Note 18. Segment Information,” which is included in Item 8. Financial Statements and Supplementary Data.

Our Industry

Statements regarding industry outlook, our expectations regarding the performance of our business and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Forward-Looking Statements” and “Risk Factors.” Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with “Forward-Looking Statements,” “Item 6. Selected Consolidated and Combined Financial Data” and “Item 8. Financial Statements and Supplementary Data.”

We derived approximately 97% of our 2013 net sales from the on and off-highway replacement products and services industry, which is also referred to as the aftermarket. According to AAIA, there were approximately one billion light, medium and heavy-duty vehicles registered worldwide in 2012. Approximately 254 million, or 25%, of these vehicles were registered in the United States. According to the AAIA, the overall size of the U.S. aftermarket was approximately $307.7 billion in 2012. In addition, according to AAIA, the overall size of the U.S. medium and heavy-duty aftermarket was approximately $76.5 billion in 2012 and is expected to grow by a CAGR of 3.4% from 2012 through 2016. According to the Automotive Aftermarket Industry Association (“AAIA”) 2014 Automotive Aftermarket Factbook, the U.S. motor vehicle aftermarket has increased by 3.5% during 2012. In 2013, the industry was forecasted to increase by 3.4% and to continue in 2014 with 3.3% growth.

We believe that the aftermarket will continue to grow as a result of the increase in the average age of light vehicles and the increase in miles driven. According to AAIA, in 2012 the average light vehicle age in the United States was 11.1 years, compared to an average of 9.6 years in 2002. As the average vehicle age continues to rise, we believe that the use of aftermarket products will generally increase as well. In the United States, the total miles driven rose from 2.29 trillion in 1993 to 2.97 trillion in 2013, an increase of approximately 30%. Since 1980, annual miles driven in the United States have increased every year except for 2008 and 2011, when the combination of a recession and high retail fuel prices curtailed driving habits. We expect miles driven in the United States to return to historic growth rates in the future.

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

Typically, professional installers purchase their products through the traditional channel, and DIY customers purchase products through the retail channel. The traditional channel includes such well-known distributors as NAPA, CARQUEST, the Alliance and Uni-Select. Through a network of distribution centers, these distributors sell primarily to owned or affiliated stores, which in turn supply professional installers. The retail channel includes merchants such as AutoZone, O’Reilly Auto Parts and Canadian Tire. The OES channel consists primarily of vehicle manufacturers’ service departments at new vehicle dealerships. Our Affinia South America segment mainly serves the traditional and retail channels.

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

As of December 31, 2013, we maintain and have pending approximately 250 patents and patent applications on a worldwide basis of which 64 relate to the Chassis group. These patents expire over various periods up to the year 2033. We do not materially rely on any single patent or group of patents. In addition, we believe that the expiration of any single patent or group of patents will not materially affect our business. We have proprietary trade secrets, technology, know-how, processes and other intellectual property rights that are not registered.

Trademarks are important to our business activities. We have a robust worldwide program of trademark registration and enforcement to maintain and strengthen the value of the trademarks and prevent the unauthorized use of our trademarks. The WIX trade name is highly recognizable to the public and is a valuable asset. Additionally, we use numerous other trademarks which are registered worldwide or for which we claim common law rights. As of December 31, 2013, we had approximately 800 active trademark registrations and applications worldwide of which 32 related to the Chassis group.

Raw Materials and Manufactured Components

We use a broad range of manufactured components and raw materials in our products, including steel, steel-related components, filtration media, aluminum, brass, iron, rubber, resins, plastics, paper and packaging materials. We purchase raw materials from a wide variety of domestic and international suppliers, and we have not, in recent years, experienced any significant shortages of these items and normally do not carry inventories of these items in excess of those reasonably required to meet our production and shipping schedule. Raw materials comprise the largest component of our manufactured goods cost structure. Commodity prices were generally flat during 2013 in comparison to 2012. We also purchase finished goods from a wide variety of sources for both of our segments. Our costs of purchased filters decreased slightly in 2013 in comparison to 2012.

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

Backlog

Substantially all of the orders on hand at December 31, 2013 are expected to be filled during 2014. We do not view our backlog as being insufficient, excessive or problematic, or a significant indication of 2014 sales.

Research and Development Activities

We provide information regarding our research and development activities in “Note 2. Summary of Significant Accounting Policies” to our consolidated financial statements, which is included in “Item  8. Financial Statements and Supplementary Data.”

Competition

The light duty filter aftermarket is comprised of several large U.S. manufacturers that compete with us, including United Components, Inc. under the brand name Champ, FRAM Group, LLC under the brand name FRAM and Purolator Filters NA LLC under the brand name Purolator, along with several international light duty filter suppliers. The heavy-duty filter aftermarket is comprised of several manufacturers that compete with us, including Cummins, Inc. under the brand name Fleetguard, CLARCOR Inc. under the brand name Baldwin and Donaldson Company Inc. under the brand name Donaldson. The Affinia South America segment competitors include Dpk Distribuidora de Pecas, Ltda, Pacaembu Autopeças, Polipeças Comercial e Importadora Ltda and Comdip Comercial Distribuidora de Peças Ltda. We compete on, among other things, quality, price, service, brand reputation, delivery, technology and product offerings.

Employees

As of December 31, 2013, we had 6,266 employees, of whom 2,813 were employed in North America, 1,768 were employed in South America, 1,510 were employed in Europe and 175 were employed in Asia. Approximately 31% of our employees are salaried and the remaining approximately 69% of our employees are hourly. We consider our relations with our employees to be good. Included in our headcount are 354 Chassis group employees in North America.

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

Our business and operating results have been, and will continue to be, affected by domestic and global economic conditions, including conditions in the global capital and credit markets. Domestic and global economies had until recently experienced a period of significant uncertainty, characterized by very weak or negative economic growth, high unemployment, reduced spending by consumers and businesses, bankruptcy, collapse or sale of various financial institutions and a considerable level of intervention from the United States federal government and various foreign governments. Downgrades of long-term sovereign debt issued by the United States and various European countries by Standard & Poor’s, Moody’s and other rating agencies could also affect global and domestic financial markets and economic conditions. Recessionary conditions have materially and adversely affected the demand for our products and services and, therefore, reduced purchases by our customers, which has negatively affected our revenue growth and caused a decrease in our profitability.

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

For the year ended December 31, 2013, approximately 22% and 6% of our net sales from continuing operations were to NAPA and CARQUEST, respectively. To compete effectively, we must continue to satisfy these and other customers’ pricing, service, technology and increasingly stringent quality and reliability requirements. Additionally, our revenues may be affected by decreases in NAPA’s or CARQUEST’s business or market share. Consolidation among our customers may also negatively impact our business. We cannot provide any assurance as to the amount of future business with these or any other customers. While we intend to continue to focus on retaining and winning these and other customers’ business, we may not succeed in doing so. Although business with any given customer is typically split among numerous contracts, the loss of, or significant reduction in purchases by, one of those major customers could materially and adversely affect our business, financial condition and results of operations.

CARQUEST represented our second largest customer for the year ended December 31, 2013. On January 2, 2014, General Parts International, Inc., which owned and operated stores under the CARQUEST brand and also provided services to independently owned stores that operated under the CARQUEST brand, was acquired by Advance Auto Parts, Inc. This merger could materially and adversely affect our business, financial condition and results of operations.

Increased crude oil and gasoline prices could reduce global demand for and use of automobiles and increase our costs, which could have a material and adverse effect on our business, financial condition and results of operations.

Material increases in the price of crude oil have historically been a contributing factor to the periodic reduction in the global demand for and use of automobiles. An increase in the price of crude oil could reduce global demand for and use of automobiles and continue to shift customer demand away from larger cars and light trucks (including sport utility vehicles (“SUVs”), which we believe have more frequent replacement intervals for our products, which could have a material and adverse effect on our business, financial condition and results of operations. Demand for traditional SUVs and vans have declined in the past due, in part, to higher gasoline prices. If this trend were to continue, or if total miles driven were to decrease for a number of years, it could have a material and adverse effect on our business, financial condition and results of operations. Further, as higher gasoline prices result in a reduction in discretionary spending for auto repair by the end users of our products, our results of operations have been, and could continue to be, impacted. Additionally, higher gasoline prices have a material and adverse impact on our freight expenses.

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

We are subject to product returns from customers, some of which manage their excess inventory by returning product to us. Our contracts with our customers typically include provisions that permit our customers to return specified levels of their purchases. Returns on a continuing operations basis have historically represented less than 1% of our sales. If returns from our customers significantly increase, our business, financial condition and results of operations may be materially and adversely affected. In addition, some customers in the aftermarket are pursuing ways to shift their costs of working capital, including extending payment terms. To the extent customers extend payment terms, our cash flows and results of operations may be materially and adversely affected.

We are subject to other risks associated with our non-U.S. operations.

We have significant manufacturing operations outside the United States. In 2013, approximately 58% of our net sales from continuing operations originated outside the United States. Risks inherent in international operations include:

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

We have entered into agreements with third-party financial institutions to factor on a non-recourse basis certain receivables. The terms of the factoring arrangements provide for the factoring of certain U.S. Dollar-denominated or Canadian Dollar-denominated receivables, which are purchased at the face amount of the receivable discounted at the annual rate of LIBOR plus a bank-determined spread on the purchase date. The amount factored is not contractually defined by the factoring arrangements and our use will vary each month based on the amount of underlying receivables and our cash flow needs. We began factoring certain of our receivables during 2010. For the years ended December 31, 2012 and 2013, we factored $668 million and $541 million of receivables, respectively, and incurred costs on factoring of $5 million and $4 million, respectively, which included our Chassis group and our Brake North America and Asia group. Accounts receivable factored by us are accounted for as a sale and removed from the balance sheet at the time of factoring and the cost of the factoring is accounted for in either other income or discontinued operations if it relates to our Chassis group and our Brake North America and Asia group. If any of the financial institutions we have factoring arrangements with experience financial difficulties or are otherwise unable or unwilling to honor the terms of, or otherwise terminate, our factoring arrangements, we may experience material and adverse economic losses due to the impact of such failure on our liquidity, which could have a material and adverse effect upon our financial condition, results of operations and cash flows.

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

At the end of 2005 we announced the comprehensive restructuring through which we sought to lower costs and improve profitability by rationalizing manufacturing operations and to focus on low-cost sourcing opportunities. We have completed the comprehensive restructuring plan and have realized approximately $100 million in cost savings as a result of the comprehensive restructuring to date. We recently announced the consolidation of our corporate office into our Filtration headquarters in 2014. We may not be able to achieve the level of benefits that we expected to realize or we may not be able to realize these benefits within the timeframes we currently expect. Our expectations regarding cost savings are also predicated upon maintaining our sales levels. Furthermore, the majority of our comprehensive restructuring related to our Brake North America and Asia group, which was distributed from the Company on November 30, 2012, and the related cost savings will no longer benefit us.

The consolidation of our corporate office into our Filtration headquarters could adversely affect our business in the current year.

During 2014, we will begin the process of transitioning our corporate office to our Filtration headquarters. This will involve hiring new employees and consolidating certain functions. This may occupy the attention and focus of management, primarily during the first half of 2014, as the transition occurs. The transition involves numerous risks due to significant turnover and the potential diversion of management’s attention from other business concerns.

Any dispositions we make could disrupt our business and materially and adversely affect our business, financial condition and results of operations.

We may, from time to time, consider dispositions of existing lines of business. For example, we distributed our Brake North America and Asia group to the shareholders of Holdings in 2012, and we entered into a purchase agreement to sell our Chassis group in January 2014. Dispositions involve numerous risks, including the diversion of our management’s attention from other business concerns and potential adverse effects on existing business relationships with current customers and suppliers. Additionally, there are risks associated with our chassis products group successfully segregating from the Brake North America and Asia group. Any of these factors could materially and adversely affect our business, financial condition and results of operations.

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

To be successful and achieve our objectives under our strategic plan, we must retain qualified personnel. The sale of our Chassis group could create uncertainty for our employees and this uncertainty may adversely affect our ability to retain key employees, including our senior management, and to hire new talent necessary to maintain our ongoing operations which could have a material adverse effect on our business. Accordingly, we may fail to maintain our ongoing operations, or execute our strategic plan if we are unable to manage such changes effectively.

We may be required to recognize impairment charges for our long-lived assets, which include fixed assets, intangible assets, and goodwill.

At December 31, 2013, the net carrying value of long-lived assets (property, plant and equipment) totaled $123 million. In accordance with GAAP, long-lived assets shall be tested for recoverability whenever events or changes in circumstances, such as, significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines indicate that its carrying amount may not be recoverable and may result in charges to long-lived asset impairments. Future impairment charges could significantly affect our results of operations in the periods recognized. Impairment charges would also reduce our consolidated net worth and increase our debt to total capitalization ratio, which could negatively impact our access to the public debt and equity markets.

We have $63 million of recorded intangible assets and goodwill on our consolidated balance sheet as of December 31, 2013. These assets may become impaired with the loss of significant customers or a decline of profitability. In assessing the recoverability of goodwill, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective reporting unit. If these estimates or related projections change in the future, we may be required to record impairment charges for goodwill at that time. If our trade names carrying values exceed fair value we will be required to record an impairment charge.

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

For example, the Venezuelan government devalued the country’s currency, Bolivar Fuerte (“VEF”), in 2010 and 2013. The 2010 devaluation had a $2 million negative impact on our pre-tax net income in 2010. The 2013 devaluation had a $3 million negative impact on our pre-tax net income in 2013. Further depreciation of the VEF, or depreciation of the currencies of other countries in which we do business, could materially and adversely affect our business, financial condition, results of operations and cash flows. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Environment.”

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

As of December 31, 2013, we had $117 million in net deferred tax assets. These deferred tax assets include net operating loss carryforwards that can be used to offset taxable income in future periods and reduce income taxes payable in those future periods. We periodically determine the probability of the realization of deferred tax assets, using significant judgments and estimates with respect to, among other things, historical operating results, expectations of future earnings and tax planning strategies. If we determine in the future that there is not sufficient positive evidence to support the valuation of these assets, due to the factors described above or other factors, we may be required to further adjust the valuation allowance to reduce our deferred tax assets. Such a reduction could result in material non-cash expenses in the period in which the valuation allowance is adjusted and could have a material and adverse effect on our results of operations.

Our ability to utilize our net operating loss carryforwards may be limited and delayed. As of December 31, 2013, we had U.S. net operating loss carryforwards of $301 million. Certain provisions of the Internal Revenue Code of 1986, as amended (the “Code”) could limit our annual utilization of the net operating loss carryforwards. There can be no assurance that we will be able to utilize all of our net operating loss carryforwards and any subsequent net operating loss carryforwards in the future.

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

We design, manufacture, distribute and market a broad range of aftermarket products in various regions, some of which are less developed, have less stability in legal systems and financial markets and are generally recognized as potentially more corrupt business environments than the United States, and therefore present greater political, economic and operational risks. We have in place certain policies, procedures and certain ongoing training of employees with regard to business ethics and many key legal requirements, such as applicable anti-corruption laws, including the U.S. Foreign Corrupt Practices Act (the “FCPA”), which make it illegal for us to give anything of value to foreign officials in order to obtain or retain any business or other advantages; however, there can be no assurance that our employees will adhere to our code of business conduct and ethics or any other of our policies, applicable anti-corruption laws, including the FCPA, or other legal requirements. If we fail to enforce our policies and procedures properly or fail to maintain adequate record-keeping and internal accounting practices to accurately record our transactions, we may be subject to regulatory sanctions. In the event that we believe or have reason to believe that our employees have or may have violated applicable anti-corruption laws, including the FCPA, or other laws or regulations, we are required to investigate or have outside counsel investigate the relevant facts and circumstances, and if violations are found or suspected we could face civil and criminal penalties, and significant costs for investigations, litigation, fees, settlements and judgments, which in turn could have a material and adverse effect on our business.

Risks Relating to Our Indebtedness

Our substantial leverage could harm our business by limiting our available cash and our access to additional capital and, to the extent of our variable rate indebtedness, exposing us to interest rate risk.

On April 25, 2013, we refinanced our existing notes and credit facilities and made a distribution to Holdings, our shareholder. The refinancing consisted of the issuance of $250 million aggregate principal amount 7.75% Senior Notes due May 1, 2021 (the “Senior Notes”), a $200 million term loan due April 25, 2016 (“Term Loan B-1”), a $470 million term loan due April 25, 2020 (“Term Loan B-2,” and together with Term Loan B-1, the “Term Loans”), the proceeds of which we used, together with $31 million of cash on hand, to redeem our 10.75% Senior Secured Notes due 2016 (the “Secured Notes”), redeem our 9% Senior Subordinated Notes due 2014 (the “Subordinated Notes”), pay fees and expenses in connection with the refinancing transaction and make a $350 million distribution to Holdings. As a result of this refinancing, we are highly leveraged. This leverage may limit our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions, restructuring and general corporate or other purposes, limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our less leveraged competitors. Further volatility in the credit markets could adversely impact our ability to obtain favorable terms on financing in the future. In addition, a substantial portion of our cash flows from operations must be dedicated to the payment of principal and interest on our indebtedness and is not available for other purposes, including our operations, capital expenditures and future business opportunities. We may be more vulnerable than a less leveraged company to a downturn in the general economic conditions or in our business, or we may be unable to carry out capital spending that is important to our growth. We may be vulnerable to interest rate increases, as certain of our borrowings, including those under our ABL Revolver, are at variable rates. We can give no assurance that our business will generate sufficient cash flow from operations, that revenue growth or operating improvements will be realized, or that future borrowings will be available under our ABL Revolver in an amount sufficient to enable us to service our indebtedness or to fund other liquidity needs.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which actions may not be successful.

Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or seek to restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service and other obligations. Our ABL Revolver, Term Loans and the indentures governing our notes restrict our ability to use the proceeds from asset sales. We may not be able to consummate those asset sales to raise capital or sell assets at prices that we believe are fair, and proceeds that we do receive may not be adequate to meet any debt service obligations then due.

Despite our current indebtedness levels, we may still be able to incur substantially more debt, which could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur additional indebtedness in the future. Although the terms of the agreements governing our debt instruments contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. As of December 31, 2013, we had $117 million of borrowing capacity available under the ABL Revolver after giving effect to $10 million in outstanding letters of credit, none of which was drawn against, and less than $1 million for borrowing base reserves. If we incur additional debt above the levels currently in effect, the risks associated with our leverage, including those described above, would increase.

The terms of our debt covenants could limit how we conduct our business and our ability to raise additional funds.

The agreements that govern the terms of our debt, including the indenture governing our notes and the credit agreements that govern our Senior Credit Facilities, contain, and the agreements that govern our future indebtedness may contain, covenants that, among other things, limit or restrict our ability and the ability of our subsidiaries to:

•	incur and guarantee indebtedness or issue disqualified stock or preferred stock;

•	repay subordinated indebtedness prior to its stated maturity;

•	pay dividends or make other distributions on or redeem or repurchase our stock;

•	issue capital stock;

•	change our line of business;

•	designate subsidiaries as unrestricted subsidiaries;

•	make certain investments or acquisitions;

•	create liens;

•	sell assets or merge with or into other companies;

•	enter into transactions with stockholders and affiliates;

•	make capital expenditures; and

•	restrict dividends, distributions or other payments from our subsidiaries.

There are limitations on our ability to incur the full $175 million of commitments under the ABL Revolver. Borrowings under our ABL Revolver are limited by a specified borrowing base consisting of, among other things, a percentage of eligible accounts receivable and inventory, less customary reserves. Subject to certain conditions, the commitments under the ABL Revolver may be increased by up to $50 million.

In addition, under the ABL Revolver, as amended and restated, a covenant trigger would occur if an event of default occurs or excess availability under the ABL Revolver is at any time less than the greater of 10.0% of the total borrowing base at such time and $15.0 million, and shall continue until such time thereafter as no event of default shall have existed and as excess availability shall have exceeded such threshold amount, in each case, at all times during a 30 consecutive day period. If the covenant trigger were to occur, we would be required to satisfy and maintain a fixed charge coverage ratio of at least 1.0x, measured for the last twelve-month period. Our ability to meet the required fixed charge coverage ratio can be affected by events beyond our control, and we cannot assure you that we will meet this ratio. A breach of this covenant or of any other covenant applicable to the ABL Revolver could result in a default thereunder.

Moreover, the ABL Revolver provides the lenders considerable discretion to impose reserves, which could materially impair the amount of borrowings that would otherwise be available to us. There can be no assurance that the lenders under the ABL Revolver will not impose such actions during the term of the ABL Revolver and further, were they to do so, the resulting impact of this action could materially and adversely impair our ability to make interest payments on the notes.

A breach of the covenants or restrictions under the indenture governing the notes or the credit agreements that govern the Senior Credit Facilities could result in a default under the applicable indebtedness. Such default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under our ABL Revolver would permit the lenders under our ABL Revolver to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our Senior Credit Facilities, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders and noteholders accelerate the repayment of our borrowings, we cannot assure that we and our subsidiaries would have sufficient assets to repay such indebtedness. As a result of these restrictions, we may be:

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

A portion of our borrowings is at variable rates of interest and exposes us to interest rate risks. We are exposed to the risk of rising interest rates to the extent that we fund our operations with short-term or variable-rate borrowings. As of December 31, 2013, the Company’s $937 million of aggregate debt outstanding consisted of $687 million of floating-rate debt and $250 million of fixed-rate debt. Fixed rate debt comprised approximately 27% of our total debt as of December 31, 2013. Any borrowings we incur under our ABL Revolver will be at floating interest rates and will expose us to interest rate risk. Based on the amount of floating-rate debt outstanding at December 31, 2013 a 1% rise in interest rates would result in approximately $7 million in incremental interest expense. If the LIBOR rates increase in the future then the floating-rate debt could have a material effect on our interest expense.

In April 2013, the Company entered into interest rate swaps having an aggregate notional value of $300 million to effectively fix the rate of interest on a portion of our variable rate Term Loan B-2 until April 2020. Each of these transactions contains an embedded benchmark-rate floor of 1.25%, which mirrors the terms contained in the Term Loan B-2. Based on the amount of floating-rate debt outstanding at December 31, 2013, the interest rate swaps would reduce the incremental interest expense from a 1% rise in interest rates from $7 million to $4 million. As of December 31, 2013, the aggregate fair value of the interest rate swap was an asset of $11 million.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal executive offices are currently located in Ann Arbor, Michigan, and will be consolidated into our Filtration headquarters in 2014; our operations include numerous manufacturing, research and development and warehousing facilities as well as offices. The table below summarizes the number of facilities by geographical region for our manufacturing, distribution and warehouse and other facilities.

	Manufacturing Facilities	Distribution and Warehouse Facilities	Other Facilities
United States	3	2	11
Canada	—	1	1
Mexico	1	—	—
Europe	3	2	2
South America	4	23	2
Asia	1	—	1

Total	12	28	17

The other facilities around the globe include two facilities that have been closed as part of our restructuring programs, ten sales and administration offices and five non-operational storage sites. Of our manufacturing facilities approximately 67% are part of our Filtration segment facilities, approximately 8% are part of our Chassis group production facilities and approximately 25% relates to our Affinia South America segment. Of the total number of principal manufacturing facilities, approximately 75% are owned and approximately 25% are leased. There are five facilities related to our Chassis group, which is classified as a discontinued operation.

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

On January 28, 2013, Walker Morris, counsel for Neovia Logistics Services (U.K.) Limited (“Neovia”) (formerly known as Caterpillar Logistics Services (U.K.) Limited) notified us that Quinton Hazell Automotive Limited (“QHAL”) intended to appoint administrators (comparable to a bankruptcy filing in the United States) and that Neovia may pursue a claim against us for liabilities arising out of a Logistics Services Agreement dated May 5, 2006 among Neovia, QHAL and Affinia Group Inc. (the “LSA”). In connection with our prior sale of QHAL and its related companies to Klarius Group Ltd. (“KGL”), Affinia Group Inc. assigned the LSA to KGL, KGL agreed to indemnify Affinia Group Inc. against any liability under the LSA and the other companies in the QHAL group agreed to provide a guarantee to Affinia Group Inc. against these liabilities. KGL and QHAL have both appointed administrators. By letter dated February 15, 2013, Neovia, through its counsel Walker Morris, notified us that Neovia is asserting a claim against Affinia Group Inc. for liabilities arising under the LSA, including asserted unpaid invoices totaling 5.7 million pounds. On March 28, 2013, we were served with a demand for arbitration by Neovia. We filed our response on April 29, 2013. In the first quarter of 2014, we settled the claim for approximately $11 million including legal expenses.

The Company has various accruals for civil liability, including product liability, and other costs. If there is a range of equally probable outcomes, we accrue at the lower end of the range. The Company had $1 million and $13 million accrued as of December 31, 2012 and 2013, respectively. In addition, we have various other claims that are reasonably possible of occurrence that range from less than $1 million to $10 million in the aggregate. There are no recoveries expected from third parties.

The Company has commenced a review of certain allegations that have arisen in connection with business operations involving our subsidiaries in Poland and Ukraine. The allegations raise issues involving potential improper payments in connection with governmental approvals, permits, or other regulatory areas and possible conflicts of interest. The review is being supervised by the Audit Committee of our Board of Directors, and is being conducted with the assistance of outside professionals. The review is at an early stage and no determination can yet be made as to whether the Company, in connection with the circumstances surrounding the review, may become subject to any fines, penalties and/or other charges imposed by any governmental authority, or any other damages or costs that may arise in connection with those circumstances. The Company has voluntarily self-reported on these matters to the U.S. Department of Justice and the U.S. Securities and Exchange Commission and intends to fully cooperate with these agencies in their review.

Item 4.	Mine Safety Disclosures

None.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Shares

No trading market for our common stock currently exists. As of March 31, 2014, our parent, Holdings, was the sole holder of our common stock. The Company paid $352 million to its shareholder in 2013. Prior to 2013 the Company had never declared or paid any cash dividends on its common stock. We intend to retain all current and foreseeable future earnings to support operations. Our senior credit facilities and our notes indenture restrict our ability to pay cash dividends on our common stock. For information in respect of securities authorized under our equity compensation plan, see “Item 11. Executive Compensation.”

Item 6.	Selected Consolidated and Combined Financial Data

The financial statements included in this report are the consolidated financial statements of Affinia Group Intermediate Holdings Inc. The selected financial data are derived from our financial statements. The financial data as of December 31, 2012 and 2013 and for the years ended December 31, 2011, 2012, and 2013 are derived from the audited financial statements contained under “Item 8. Financial Statements and Supplementary Data.” The selected financial data as of December 31, 2009, December 31, 2010 and December 31, 2011; and for the years ended December 31, 2009 and 2010, are derived from our financial statements that are not contained within this report.

You should read the following data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

	Year Ended December 31,
(Dollars in millions)	2009	2010	2011	2012	2013
Statement of income data:(1)
Net sales	$1,054	$1,190	$1,266	$1,259	$1,361
Cost of sales	(817)	(918)	(979)	(967)	(1,043)

Gross profit	237	272	287	292	318
Selling, general and administrative expenses	(168)	(171)	(175)	(172)	(200)

Operating profit	69	101	112	120	118
Gain (loss) on extinguishment of debt	8	(1)	—	(1)	(15)
Other income (loss), net	3	1	4	3	(1)
Interest expense	(68)	(65)	(67)	(63)	(73)

Income from continuing operations before income tax provision, equity in income (loss), net of tax and noncontrolling interest	12	36	49	59	29
Income tax provision	(12)	(30)	(28)	(45)	(22)
Equity in income (loss), net of tax	1	1	—	1	(2)

Net income from continuing operations	1	7	21	15	5
Income (loss) from discontinued operations, net of tax	(38)	23	(93)	(117)	5

Net income (loss)	(37)	30	(72)	(102)	10
Less: net income attributable to noncontrolling interest, net of tax	7	6	1	1	—

Net income (loss) attributable to the Company	$(44)	$24	$(73)	$(103)	$10

Statement of cash flows data:
Net cash provided by operating activities	$55	$23	$14	$97	$99
Net cash used in investing activities	(36)	(98)	(39)	(23)	(32)
Net cash provided by (used in) financing activities	(35)	66	26	(78)	(15)
Other financial data:
Capital expenditures	$31	$52	$55	$27	$31
Depreciation and amortization(2)	25	25	23	22	21
Balance sheet data (end of period): (3)
Cash and cash equivalents	$65	$55	$54	$51	$101
Total current assets	973	1,016	1,060	583	704
Total assets	1,483	1,589	1,459	960	1,009
Total current liabilities	437	455	419	251	279
Total debt(4)	601	696	698	569	937
Shareholder’s equity (deficit) (5)	437	448	347	151	(201)

(1)	In accordance with Accounting Standards Codification (“ASC”) Topic 205-20, “Presentation of Financial Statements—Discontinued Operations,” the Commercial Distribution Europe segment, which is also referred to as Quinton Hazell, the Brake North America and Asia group and the Chassis group are accounted for as discontinued operations. The consolidated statements of operations for all periods presented have been adjusted to reflect these operations as discontinued operations. The consolidated statements of cash flows have not been adjusted for any periods presented to reflect these operations as discontinued operations. The consolidated balance sheet for December 31, 2009 has been adjusted to reflect the Commercial Distribution Europe segment, which we sold in February 2010, as a discontinued operation. The consolidated balance sheet for December 31, 2011 has been adjusted to reflect the Brake North America and Asia group as a discontinued operation, which we distributed on November 30, 2012. The consolidated balance sheet for December 31, 2013 has been adjusted to reflect the Chassis group as a discontinued operation.
(2)	The depreciation and amortization expense excludes the Commercial Distribution Europe segment, the Brake North America and Asia group and the Chassis group. The consolidated cash flow statement, which is included in Item 8 of this report, includes the Commercial Distribution Europe segment, the Brake North America and Asia group and the Chassis group. The depreciation for discontinued operations, which includes the Commercial Distribution Europe and the Brake North America and Asia group and the Chassis group, is disclosed in Note 18. Segment Information, which is included in Item 8 of this report.
(3)	The balance sheet line items as of December 31, 2009 and 2010 have not been modified to reflect the discontinued operation of the Brake North America and Asia group. Additionally, the various balance sheet line items as of December 31, 2009, 2010, 2011 and 2012 have not been modified to reflect the discontinued operations of the Chassis group.
(4)	The debt as of December 31, 2011 excludes $20 million of notes payable in our Brake North America and Asia group.
(5)	Effective January 1, 2009, the Company changed the accounting for and reporting of minority interest (now called noncontrolling interest) in our consolidated financial statements as required under ASC Topic 810, “Consolidation.” Upon adoption, applicable prior period amounts have been retrospectively changed to conform. The noncontrolling interest was reclassified to the equity section of the balance sheet.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

Affinia is a leader in the manufacturing and distribution of global filtration products and replacement products in South America. We operate in the Filtration and the Affinia South America operating segments. In December 2013, we made the decision to engage in a plan to sell our Chassis group. An agreement was signed in January 2014 to divest our Chassis operations and the group qualified as discontinued operations (refer to Note 3. Discontinued Operation—Chassis).

The Filtration segment, Affinia’s largest, manufactures and distributes filtration products for medium and heavy-duty trucks, construction, agriculture, mining, and forestry vehicles, and light duty, industrial, and marine applications. The Affinia South America segment has two operating divisions which manufacture and distribute replacement products for on-road and off-road vehicles principally in Brazil. Based on Management’s estimates and certain information from third parties, Management believes for the year ended 2013, Affinia holds:

•	the #1 market position in North America for aftermarket filtration products

•	the #2 market position in Brazilian aftermarket parts distribution

Affinia’s continuing net sales for 2013 were approximately $1.4 billion. The following charts illustrate Affinia’s net sales by geography and segment for continuing operations for the fiscal year ended December 31, 2013.

We have successfully entered new markets in Europe and in Central and South America and have grown existing global market share in North America, Europe and South America. Additionally, our Affinia South America segment has grown significantly over the past several years.

We market our continuing products under a variety of well-known brands, including WIX®, FiltronTM, Nakata®, ecoLAST® and ACDelco®. Additionally, we provide private label products to large aftermarket distributors, including NAPA® and CARQUEST®. We believe that we have achieved our leading market positions due to the quality and reputation of our brands and products among professional installers, who are the primary decision makers for the purchase of the products we supply to the aftermarket.

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

Our Filtration and Affinia South America segments fit with our strategic initiatives of growth and profitability. As shown in the chart below, the continuing operation net sales have grown significantly since our acquisition in November 2004.

Our Filtration segment has seen significant growth since 2004 as we have successfully entered new markets in Europe and in Central and South America and grown existing market share in North America, Europe and South America. We believe that we hold the #1 market position in North America for filtration products by net sales for the year ended December 31, 2013, and we also have a strong presence in Eastern Europe, including the #1 market position for filtration products in Poland.

Our Affinia South America segment has experienced rapid growth since 2004 in its distribution operations as we have invested to grow this business. Based on management estimates and certain information from third parties, we believe that we hold the #2 market position in Brazilian aftermarket parts distribution by net sales for the year ended December 31, 2013.

Strategic Focus

With the sale of the Commercial Distribution Europe group in 2010 and the distribution of the Brake North America and Asia group in 2012 to our shareholders, and the announced signing of an agreement to sell the Chassis group we have positioned ourselves to be a Filtration segment and Affinia South America segment company. With the realignment of our company we are strategically aligned to grow our presence in premium products in the industrial and automotive end markets. Additionally, we will expand our sales in our Affinia South America segment with the expansion of additional distribution capabilities and further product expansion. We intend to analyze and pursue acquisition opportunities and joint ventures where we believe that we can add value and realize synergies by improving operating results through application of our processes, as demonstrated in our existing businesses.

The following are examples of some strategic initiatives we have completed in our continuing operations:

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

Nature of Business

We typically conduct business with our customers pursuant to short-term contracts or purchase orders. However, our business is not characterized by frequent customer turnover due to the critical nature of long-term relationships in our industry. The expectation of quick turnaround times for car repairs and the broad proliferation of available part numbers require a large investment in inventory and strong fulfillment capabilities in order to deliver high fill rates and quick cycle times. Large aftermarket distributors typically source their product lines at a particular price point and product category with one “full-line” supplier, such as us, which covers substantially all of their product requirements. Switching to a new supplier typically requires that a distributor or supplier make a substantial investment to purchase, or “changeover” to, the new supplier’s products. In addition, the end user of our products, who is most frequently a professional installer, requires consistently high quality products because it is industry practice to replace, free of any labor or service charge, malfunctioning parts.

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

Results of Operations

In accordance with ASC Topic 205, “Presentation of Financial Statements,” the Chassis group and the Brake North America and Asia group qualified as discontinued operations. Previously reported consolidated statements of operations for all periods presented have been adjusted to reflect the discontinued operations.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2013

Net sales. Consolidated net sales increased by $102 million in 2013 in comparison to 2012 due mainly to our Filtration segment. The following table summarizes the consolidated net sales results for the years ended December 31, 2012 and December 31, 2013:

(Dollars in millions)	Consolidated Year Ended December 31, 2012	Consolidated Year Ended December 31, 2013	Dollar Change	Percent Change	Currency Effect(1)
Net sales
Filtration segment	$831	$902	$71	9%	$(8)
Affinia South America segment	430	459	29	7%	(51)
Corporate, eliminations and other	(2)	—	2	NM	—

Total net sales	$1,259	$1,361	$102	8%	$(59)

(1)	The currency effect was calculated by comparing the local currency net sales for all international locations for both periods, each at the current year exchange rate, to determine the impact of the currency between periods. These currency effects provide a clearer understanding of the operating results of our foreign entities because they exclude the varying effects that changes in foreign currency exchange rates may have on those results.

NM (Not Meaningful)

Filtration segment sales increased in 2013 in comparison to 2012 due to increased sales of $22 million in our North American and Asia operations driven by increased volume. The increased volume in North America was due to market growth and new business with existing customers. Additionally, our sales increased by $25 million and $24 million in our European and South American operations, respectively. The European sales increased due to higher sales in Poland, sales from our United Kingdom distribution company acquired in the third quarter of 2013 and favorable currency translation effects in Poland. Our increased Venezuela filter sales were the main contributor to the increase in South America sales. Venezuela sales increased due to price increases and new business with existing and new customers partially offset by unfavorable currency translation effects.

Affinia South America segment sales increased significantly in 2013 in comparison to 2012 but were negatively affected by the impact of currency translation. The majority of the sales increase related to our Brazilian master distribution business, warehouse distribution business and Argentinean distribution companies, where sales increased by $75 million before the effects of currency. Unfavorable currency translation effects of $51 million related mainly to the Brazilian Real and Argentinean Peso offset a large portion of the Affinia South America segment sales increase.

The following table summarizes the consolidated results for the years ended December 31, 2012 and December 31, 2013:

(Dollars in millions)	Consolidated Year Ended December 31, 2012	Consolidated Year Ended December 31, 2013	Dollar Change	Percent Change
Net sales	$1,259	$1,361	$102	8%
Cost of sales	(967)	(1,043)	(76)	8%

Gross profit	292	318	26	9%
Gross margin	23%	23%
Selling, general and administrative expenses(1)	(172)	(189)	(17)	10%
Neovia legal settlement and costs	—	(11)	(11)	NM
Selling, general and administrative expenses as a percent of sales	14%	14%

Operating profit (loss)
Filtration segment	122	132	10	8%
Affinia South America segment	32	36	4	13%
Corporate, eliminations and other	(34)	(50)	(16)	-47%

Operating profit	120	118	(2)	-2%
Operating margin	10%	9%
Loss on extinguishment of debt	(1)	(15)	(14)	NM
Other income (loss), net	3	(1)	(4)	-133%
Interest expense	(63)	(73)	(10)	16%

Income from continuing operations before income tax provision, equity in income (loss), net of tax and noncontrolling interest	59	29	(30)	-51%
Income tax provision	(45)	(22)	23	51%
Equity in income (loss), net of tax	1	(2)	(3)	NM

Net income from continuing operations, net of tax	15	5	(10)	-66%
Income (loss) from discontinued operations, net of tax(2)	(117)	5	122	104%

Net income (loss)	(102)	10	112	110%
Less: net income attributable to noncontrolling interest, net of tax	1	—	(1)	NM

Net income (loss) attributable to the Company	$(103)	$10	$113	110%

(1)	We recorded $1 million and $6 million of restructuring costs in selling, general and administrative expenses for 2012 and 2013, respectively (refer to Note 16. Restructuring).
(2)	We recorded in our discontinued operations $20 million of restructuring costs for 2012.
NM	(Not Meaningful)

Gross profit/Gross margin. Gross profit increased by $26 million and the gross margin remained at 23% in 2013. Gross profit increased $26 million in 2013 in comparison to 2012 due to an increase in sales volume of $36 million and lower material, freight and manufacturing costs of $4 million offset by unfavorable currency translation effects of $11 million, and an increase in operating costs and distribution costs of $3 million. The increase in volume was driven by $20 million in our Filtration segment and $16 million in Affinia South America segment.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $17 million in 2013 in comparison to 2012. Our selling, general and administrative expenses for 2012 were lower due to a favorable Satisfied legal settlement of $4 million, and our selling, general and administrative expenses for 2013 were higher due to $2 million in one-time environmental costs, $5 million due to an executive compensation agreement, and $4 million related to the transition of our corporate office.

Neovia legal settlement and costs. In connection with our prior sale of QHAL and its related companies to Klarius Group Ltd. (“KGL”), Affinia Group Inc. assigned a logistics service agreement to KGL, KGL agreed to indemnify Affinia Group Inc. against any liability under the logistics service agreement and the other companies in the QHAL group agreed to provide a guarantee to Affinia Group Inc. against these liabilities. KGL and QHAL have both appointed administrators and we were notified that Neovia asserted a claim against Affinia Group Inc. for liabilities arising under the logistics service agreement. In January 2014, we settled these claims with Neovia for approximately $11 million including legal expenses.

Operating profit/Operating margin. Operating profit decreased by $2 million in 2013 in comparison to 2012 due to a higher selling, general and administrative expenses in 2013 offset by higher gross profit. The operating profit in the Filtration segment increased in 2013 by $10 million in comparison to 2012 due to higher gross profit. The operating profit of the Affinia South America segment increased in 2013 by $4 million in comparison to 2012 due to higher gross profit. The increase in gross profit was driven by sales volume increases in our Filtration and Affinia South America segments. Corporate, eliminations and other operating loss increased in 2013 in comparison to 2012 by $16 million due mainly to the Neovia legal settlement costs of $11 million, $5 million for an executive compensation agreement, and $4 million related to the transition of our corporate office offset by certain cost reductions.

Interest expense. Interest expense increased by $10 million in 2013 compared to 2012. The increase was mainly due to one-time refinancing costs, which included additional interest expense and a write-off of unamortized deferred financing costs.

Income tax provision. The income tax provision was $45 million and $22 million for 2012 and 2013, respectively. The effective tax rate was higher in 2013 in comparison to 2012 due to deemed distributions from certain foreign subsidiaries and the recognition of an uncertain tax position related to a foreign subsidiary.

Income (loss) from discontinued operations, net of tax. In 2013, the income from discontinued operations, net of tax was $5 million, which included the operational results of our Chassis group. The loss from discontinued operations, net of tax in 2012 was $124 million for our Brake North America and Asia group, offset by $7 million in income for our Chassis group for a net $117 million. The $117 million discontinued operations, net of tax, is comprised of an $86 million impairment related to our Brake North America and Asia group, operational loss of $5 million related to our Brake North America and Asia group, $11 million of operational income related to our Chassis group and an income tax provision related to discontinued operations of $37 million, which was primarily the result of a reversal of deferred tax assets related to the distribution.

Net income (loss). Net income increased in 2013 in comparison to the net loss of 2012 due mainly to a $122 million increase in discontinued operations, net of tax, in the current year.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2012

Net sales. Consolidated net sales decreased by $7 million in 2012 in comparison to 2011 due to unfavorable currency translation effects partially offset by increased sales to new and existing customers. The following table summarizes the consolidated net sales results for the years ended December 31, 2011 and December 31, 2012:

(Dollars in millions)	Consolidated Year Ended December 31, 2011	Consolidated Year Ended December 31, 2012	Dollar Change	Percent Change	Currency Effect(1)
Net sales
Filtration segment	$801	$831	$30	4%	$(19)
Affinia South America segment	469	430	(39)	-8%	(69)
Corporate, eliminations and other	(4)	(2)	2	50%	—

Total net sales	$1,266	$1,259	$(7)	-1%	$(88)

(1)	The currency effect was calculated by comparing the local currency net sales for all international locations for both periods, each at the current year exchange rate, to determine the impact of the currency between periods. These currency effects provide a clearer understanding of the operating results of our foreign entities because they exclude the varying effects that changes in foreign currency exchange rates may have on those results.

Filtration segment sales increased in 2012 in comparison to 2011 due to increased sales of $15 million in our North American and Asia operations driven by increased volume. Additionally, our sales increased by $34 million in our European and South American filter operations related to new customers and new business with existing customers. The increased sales were partially offset by unfavorable currency translation effects of $19 million, which mainly related to the Polish Zloty.

Affinia South America segment sales decreased by $39 million in 2012 in comparison to 2011 due to $69 million of negative currency translation effects. Partially offsetting the decrease were price increases on certain products and new business in our Brazilian and Argentinean distribution companies and our Brazilian shock operations.

The following table summarizes the consolidated results for the years ended December 31, 2011 and December 31, 2012:

(Dollars in millions)	Consolidated Year Ended December 31, 2011	Consolidated Year Ended December 31, 2012	Dollar Change	Percent Change
Net sales	$1,266	$1,259	$(7)	-1%
Cost of sales	(979)	(967)	12	-1%

Gross profit	287	292	5	2%
Gross margin	23%	23%
Selling, general and administrative expenses(1)	(175)	(172)	3	-2%
Selling, general and administrative expenses as a percent of sales	14%	14%

Operating profit (loss)
Filtration segment	105	122	17	16%
Affinia South America segment	34	32	(2)	-6%
Corporate, eliminations and other	(27)	(34)	(7)	-26%

Operating profit	112	120	8	7%
Operating margin	9%	10%
Loss on extinguishment of debt	—	(1)	(1)	NM
Other income, net	4	3	(1)	-25%
Interest expense	(67)	(63)	4	-6%

Income from continuing operations before income tax provision, equity in income, net of tax and noncontrolling interest	49	59	10	20%
Income tax provision	(28)	(45)	(17)	-61%
Equity in income, net of tax	—	1	1	NM

Net income from continuing operations, net of tax	21	15	(6)	-29%
Loss from discontinued operations, net of tax(2)	(93)	(117)	(24)	-26%

Net loss	(72)	(102)	(30)	-42%
Less: net income attributable to noncontrolling interest, net of tax	1	1	—	NM

Net loss attributable to the Company	$(73)	$(103)	$(30)	-41%

(1)	We recorded $1 million of restructuring costs in selling, general and administrative expenses for 2012.
(2)	We recorded in our discontinued operations $12 million and $20 million of restructuring costs for 2011 and 2012, respectively.
NM	(Not Meaningful)

Gross profit/Gross margin. Gross profit increased by $5 million and the gross margin remained at 23% in 2012. Gross profit increased $5 million in 2012 in comparison to 2011 due to higher sales volume of $19 million, lower material and manufacturing costs of $4 million, lower distribution costs of $2 million offset by unfavorable currency translation effects of $20 million.

Selling, general and administrative expenses. Our selling, general and administrative expenses for 2012 decreased by $3 million from 2011 due to a decrease in advertising and marketing costs and a higher gain realized in the Satisfied settlement in 2012, partially offset by a substantial increase in legal and professional fees related to one-time special projects in 2012. We recognized gains of $2.5 million and $4 million in 2011 and 2012, respectively, related to the Satisfied settlement.

Operating profit/Operating margin. Operating profit increased by $8 million in 2012 in comparison to 2011 due to a higher gross profit and lower selling, general and administrative expenses. The operating profit in the Filtration segment increased in 2012 by $17 million in comparison to 2011 due to higher gross profit, which was driven by a sales volume increase. The operating profit of the Affinia South America segment decreased in 2012 by $2 million in comparison to 2012 due to lower gross profit, which was driven by unfavorable currency effects. Corporate, eliminations and other operating loss increased in 2012 in comparison to 2011 by $7 million due to legal and professional fees related to special projects.

Interest expense. Interest expense decreased by $4 million in 2012 in comparison to 2011 due to lower debt levels in 2012.

Income tax provision. The income tax provision was $28 million and $45 million for 2011 and 2012, respectively. The effective tax rate was higher in 2012 in comparison to 2011 due to deemed distributions from certain foreign subsidiaries.

Loss from discontinued operations, net of tax. The loss from discontinued operations, net of tax in 2012 was $117 million compared to $93 million in 2011. The $117 million loss from discontinued operations, net of tax is comprised of an $86 million impairment related to our Brake North America and Asia group, operational loss of $5 million related to our Brake North America and Asia group, $11 million of operational income related to our Chassis group and an income tax provision related to discontinued operations of $37 million, which was primarily the result of a reversal of deferred tax assets related to the distribution. In 2011, the loss from discontinued operations related to our Brake North America and Asia group was $113 million and our Chassis group was $20 million discontinued operations income, net of tax. The $93 million Brake North America and Asia group discontinued operations was comprised of $165 million impairment and an operational loss of $9 million, the income tax benefit related to discontinued operations in 2011 was $61 million, which includes a $57 million tax benefit related to the impairment, and $20 million discontinued operations income, net of tax related to our Chassis group.

Net loss. The increase in net loss was driven by the loss from discontinued operations, net of tax in 2012 in comparison to 2011.

Results by Geographic Region

Net sales by geographic region were as follows:

	Year Ended December 31,
(Dollars in millions)	2011	2012	2013
Net sales
United States	$543	$555	$578
Foreign	723	704	783

Total net sales	$1,266	$1,259	$1,361

United States sales as a percent of total sales	43%	44%	42%
Foreign sales as a percent of total sales	57%	56%	58%

United States. Net sales increased significantly in 2013 in comparison to 2012 due to the increase in sales volume of our Filtration segment due to favorable market growth and new business with existing customers. Net sales increased in 2012 in comparison to 2011 due to higher sales in our Filtration segment.

Foreign. Net sales increased in 2013 in comparison to 2012 due to higher sales in Europe and South America. The European sales increased due to higher sales in Poland, sales from our United Kingdom distribution company acquired in the third quarter of 2013 and favorable currency translation effects. Our increased Venezuela filter sales were the main contributor to the increase in South America sales. Venezuela sales increased due to price increases and new business with existing and new customers, partially offset by unfavorable currency translation effects. Sales in our Brazil and Argentina distribution companies also increased. Net sales decreased in 2012 in comparison to 2011 due to unfavorable currency translation effects, partially offset by increased sales to new customers and new business with existing customers.

Income from continuing operations before income tax provision, equity in income, net of tax and noncontrolling interest by geographic region was as follows:

	Year Ended December 31,
(Dollars in millions)	2011	2012	2013
Income (loss) from continuing operations before income tax provision, equity in income, net of tax and noncontrolling interest
United States	$(38)	$(27)	$(75)
Foreign	87	86	104

Total income from continuing operations before income tax provision, equity in income, net of tax and noncontrolling interest	$49	$59	$29

United States. Loss from continuing operations before income tax provision, equity in income, net of tax and noncontrolling interest increased in 2013 in comparison to 2012 due to the Neovia legal settlement costs, higher interest expense, an executive compensation agreement, and costs related to the transition of our corporate headquarters. Loss from continuing operations before income tax provision, equity in income, net of tax and noncontrolling interest increased in 2012 in comparison to 2011 due to a decrease in gross profit.

Foreign. Income from continuing operations before income tax provision, equity in income, net of tax and noncontrolling interest increased in 2013 in comparison to 2012 due to higher income in our Brazil, Poland and Venezuela operations. Income from continuing operations before income tax provision, equity in income, net of tax and noncontrolling interest decreased slightly in 2012 in comparison to 2011. The foreign income from continuing operations before income tax provision, equity in income, net of tax and noncontrolling interest compared to the United States was higher due to interest expense in domestic operations and higher profitability of some of our foreign operations. The majority of our debt relates to our United States operations and as a consequence almost all of the associated interest expense is allocated to our domestic operations. During 2013, our United States operations had $72 million of interest expense and our foreign operations had $1 million of interest expense and during 2012, our United States operations had $62 million of interest expense and our foreign operations had $1 million of interest expense.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash flow from operations and available borrowings from our ABL Revolver. Our liquidity requirements are significant and are expected to be primarily for debt servicing, working capital and capital spending.

We are significantly leveraged as a result of the refinancing that occurred in April 2013. As of December 31, 2013, the Company had $937 million in aggregate indebtedness. As of December 31, 2013, we had an additional $117 million of borrowing capacity available under our ABL Revolver after giving effect to $10 million in outstanding letters of credit, none of which was drawn against, and less than $1 million for borrowing base reserves. In addition, we had cash and cash equivalents of $51 million and $101 million as of December 31, 2012 and December 31, 2013, respectively. We had $32 million of cash and cash equivalents outside the United States, of which approximately $26 million is considered permanently reinvested for funding ongoing operations outside of the U.S. If such permanently reinvested funds are needed for operations in the U.S., the Company would be required to accrue additional tax expense, primarily related to foreign withholding taxes.

We spent $55 million, $27 million and $31 million in capital expenditures during 2011, 2012 and 2013, respectively, which included $28 million, $10 million and $4 million in capital expenditures related to discontinued operations. The cash flow from operations on an annual basis has historically been adequate to meet our liquidity needs. Based on the current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our ABL Revolver, will be adequate to meet our short term and long term liquidity needs.

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

In the fourth quarter of 2013, we made the decision to engage in a plan to sell our Chassis group. An agreement was signed in January 2014 to divest our Chassis group. We anticipate receiving $150 million, plus or minus an adjustment reflecting an estimate of the working capital, in cash for the sale of our Chassis group in 2014. We anticipate using some of the cash proceeds to reduce our debt levels.

ABL Revolver

We replaced our existing asset-based credit facility (the “Old ABL Revolver”) with a new ABL Revolver on April 25, 2013. The ABL Revolver comprises a revolving credit facility of up to $175 million for borrowings available solely to the U.S. domestic borrowers, including (a) a $30 million sub-limit for letters of credit and (b) a $15 million swingline facility. Availability under the ABL Revolver is based upon monthly (or more frequent under certain circumstances) borrowing base valuations of our eligible inventory and accounts receivable, among other things, and is reduced by certain reserves in effect from time to time.

At December 31, 2013, there were no outstanding borrowings under the ABL Revolver. We had an additional $117 million of availability after giving effect to $10 million in outstanding letters of credit and less than $1 million for borrowing base reserves as of December 31, 2013.

Maturity. The ABL Revolver is scheduled to mature on April 25, 2018.

Guarantees and collateral. The indebtedness, obligations and liabilities under the ABL Revolver are unconditionally guaranteed jointly and severally on a senior secured basis by the Company and certain of its current and future U.S. subsidiaries, and are secured, subject to permitted liens and other exceptions and exclusions, by a first-priority lien on accounts receivable, inventory, cash, deposit accounts, securities accounts and proceeds of the foregoing and certain assets related thereto and a second-priority lien on the collateral that secures the Term Loans on a first-priority basis.

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

Level	Average Aggregate Availability	Base Rate Loans and Swingline Loans	LIBOR Loans
I	<$50,000,000	1.00%	2.00%
II	> $50,000,000 but < $100,000,000	0.75%	1.75%
III	>$100,000,000	0.50%	1.50%

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

In addition, commencing on the day that an event of default occurs or availability under the ABL Revolver is less than the greater of 10.0% of the total borrowing base and $15.0 million and continuing until no event of default has existed and availability under the ABL Revolver has been greater than such thresholds at all times, in each case, for 30 consecutive days, the Company will be required to maintain a fixed charge coverage ratio of at least 1.0x measured for the last 12-month period. As of March 31, 2014, the Company remained in compliance with all debt covenants. The fixed charge coverage ratio was 2.05x as of December 31, 2013. If none of the covenant triggers have occurred, the impact of falling below the fixed charge coverage ratio would not be a default but instead would limit our ability to pursue certain operational or financial transactions (e.g. acquisitions).

Indenture

Senior Notes. On April 25, 2013, Affinia Group Inc. issued $250 million of Senior Notes as part of the refinancing. The Senior Notes accrue interest at the rate of 7.75% per annum, payable semi-annually on May 1 and November 1 of each year. The Senior Notes will mature on May 1, 2021. The terms of the Indenture provide that, among other things, the Senior Notes rank equally in right of payment to all of the Company’s and all of Affinia Group Inc.’s 100% owned current and future domestic subsidiaries, (the “Guarantors”) existing and future senior debt and senior in right of payment to all of the Company’s and Guarantors’ existing and future subordinated debt. The Senior Notes are structurally subordinated to all of the liabilities and obligations of the Company’s subsidiaries that do not guarantee the Senior Notes. The Senior Notes are effectively junior in right of payment to all of the Company’s and the Guarantors’ secured indebtedness, including the Term Loans and the ABL Revolver, to the extent of the value of the collateral securing such indebtedness. The outstanding balance of the Senior Notes at December 31, 2013 was $250 million.

Guarantees. The Guarantors guarantee the Company’s obligations under the Notes on a senior unsecured basis.

Interest Rate. Interest on the Notes accrues at a rate of 7.75% per annum. Interest on the Notes is payable in cash semiannually in arrears on May 1 and November 1 of each year.

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

Term Loan Facility

On April 25, 2013, the Company entered into (i) a Term Loan B-1 in an aggregate principal amount of $200 million and (ii) a Term Loan B-2 in an aggregate principal amount of $470 million. The Term Loan B-1 was offered at a price of 99.75%, of their face value, resulting in approximately $199 million of net proceeds for the Term Loan B-1. The Term Loan B-2 was offered at a price of 99.50%, of their face value, resulting in approximately $468 million of net proceeds for the Term Loan B-2. The $1 million and $2 million original issue discount for the Term Loan B-1 and Term Loan B-2, respectively, will be amortized based on the effective interest rate method and included in interest expense until the Term Loans mature. The Term Loan B-1 amortizes in quarterly installments in an amount equal to 1.00% per annum, with the balance due on April 25, 2016. The Term Loan B-2 amortizes in quarterly installments in an amount equal to 1.00% per annum, with the balance due on April 25, 2020. As of December 31, 2013, $199 million principal amount of Term Loan B-1 was outstanding, net of a $1 million issue discount which is being amortized until the Term Loan B-1 matures and $465 million principal amount of Term Loan B-2 was outstanding, net of a $2 million issue discount which is being amortized until the Term Loan B-2 matures.

Guarantees and collateral. The indebtedness, obligations and liabilities under the Term Loan Facility are unconditionally guaranteed jointly and severally on a senior secured basis by the Company and certain of its current and future U.S. subsidiaries, and are secured, subject to permitted liens and other exceptions and exclusions, by a first-priority lien on substantially all tangible and intangible assets of the borrower and each guarantor (including (i) a perfected pledge of all of the capital stock of the borrower and each direct, wholly-owned material subsidiary held by the borrower or any guarantor (subject to certain limitations with respect to foreign subsidiaries) and (ii) perfected security interests in, and mortgages on, equipment, general intangibles, investment property, intellectual property, material fee-owned real property, intercompany notes and proceeds of the foregoing) except for certain excluded assets and the collateral securing the ABL Revolver on a first priority basis, and a second-priority lien on the collateral securing the ABL Revolver on a first-priority basis.

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

Interest rates. Outstanding borrowings under the Term Loan Facility accrue interest at an annual rate of interest equal to (i) a base rate plus the applicable spread or (ii) a LIBOR rate plus the applicable spread. The applicable margin for borrowings under the Term Loan B-1 is 1.75% with respect to base rate borrowings and 2.75% with respect to LIBOR rate borrowings, and the applicable margin for borrowing under the Term Loan B-2 is 2.50% with respect to base rate borrowings and 3.50% with respect to LIBOR rate borrowings. The LIBOR rate is subject to a floor of 0.75% per annum with respect to Term Loan B-1 and 1.25% per annum with respect to Term Loan B-2. Overdue principal with respect to the Term Loans will bear interest at a rate 2.00% in excess of the otherwise applicable rate of interest and other overdue amounts with respect to the Term Loans will bear interest at a rate of 2.00% in excess of the rate applicable to base rate borrowings.

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

Subsequent Event

On February 4, 2014, we entered into (i) the First Amendment to the Credit Agreement dated as of February 4, 2014 (the “Term Loan Amendment”), among Affinia Group Intermediate Holdings Inc., Affinia Group Inc., JP Morgan Chase Bank, NA, as administrative agent and the lenders party thereto and (ii) the First Amendment to the ABL Credit Agreement dated as of February 4, 2014 (the “ABL Amendment”), among Affinia Group Intermediate Holdings Inc., Affinia Group Inc., certain subsidiaries party thereto, the lenders party thereto and Bank of America, N.A, as administrative agent. The Term Loan Amendment and the ABL Amendment are referred to herein collectively as the “Amendments.”

The Amendments, among other things, amend certain negative covenants to permit the sale of the Chassis group and to permit certain restricted payments and loans and advances to Affinia Group Holdings Inc. The Term Loan Amendment also amends certain prepayment terms in connection with the Chassis sale.

The ABL Amendment contains additional amendments which, among other things, (i) reduce the dominion threshold to the greater of 12.5% of the total borrowing base and $12.5 million and (ii) amend the trigger period such that, commencing on the day that an event of default occurs or availability under the ABL Revolver is less than the greater of 10.0% of the total borrowing base and $10.0 million and continuing until no event of default has existed and availability under the ABL Revolver has been greater than such thresholds at all times, in each case, for 30 consecutive days, the Company is required to maintain a Fixed Charge Coverage Ratio of at least 1.0x measured for the last 12-month period.

Cash Flows

Net cash provided by (used in) operating, investing and financing activities including continuing and discontinued operations is summarized in the tables below for the years ended 2011, 2012 and 2013:

Net Cash Provided by Operating Activities

Net cash provided by operating activities is summarized in the table below for the years ended 2011, 2012 and 2013:

(Dollars in millions)	Year Ended December 31, 2011	Year Ended December 31, 2012	Year Ended December 31, 2013
Summary of significant changes in operating activities:
Net income (loss)	$(72)	$(102)	$10
Change in trade accounts receivable	14	23	6
Change in inventories	8	(22)	(3)
Impairment of assets in discontinued operations	166	86	—
Change in other current operating liabilities	(47)	38	24

Subtotal	69	23	37
Other changes in operating activities	(55)	74	62

Net cash provided by operating activities	$14	$97	$99

Net income (loss) – Net loss increased in 2012 in comparison to 2011 due to a higher loss from discontinued operations, net of tax. Net income increased in 2013 in comparison to 2012 due to a higher income from discontinued operations, net of tax. The higher net income in 2013 in discontinued operations, net of tax, is due to a large impairment that was recorded in 2012. The significant losses in 2011 and 2012 related to impairments to our Brake North America and Asia group, which was deconsolidated in 2012.

Change in trade accounts receivable – Our accounts receivable decreased in 2011 mainly due to the timing of payments in the United States. Our accounts receivable decreased in 2012 due to timing of payments and due in part to our sale of accounts receivable under factoring programs. Our accounts receivable decreased in 2013 mainly due to the timing of payments in the United States.

Change in inventories – The change in inventories was an $8 million source of cash in 2011, a $22 million use of cash in 2012 and a $3 million use of cash in 2013. Due to a decrease in miles driven and other factors, we began focusing on reducing inventory levels during the second half of 2011 which resulted in a decrease from the second quarter of 2011 until the end of 2011. In 2012, inventory increased to keep up with higher volumes in our Filtration and Affinia South America segments. Our chassis product inventory increased in 2012 because we purchased product and raw materials at a similar rate as 2011 but our volume decreased in 2012. In 2013, inventory increased to keep up with higher volumes in our Filtration segment. Our chassis product inventory decreased in 2013 as we made a concerted effort to reduce the inventory levels from the previous year.

Change in other current operating liabilities – The change in other current operating liabilities was a $47 million use of cash in 2011, a $38 million source of cash in 2012 and a $24 million source of cash in 2013. The changes over the last three years were primarily due to accounts payable, which was a $54 million use of cash in 2011, a $25 million source of cash in 2012 and a $1 million use of cash in 2013. Accounts payable fluctuates from quarter to quarter due to the timing of payments. In addition to the change in payables, the accrued expenses related to such items as the Neovia accrual, the executive compensation accrual and the restructuring accrual increased in 2013.

Net cash used in investing activities

Net cash used in investing activities is summarized in the table below for the years ended 2011, 2012 and 2013:

(Dollars in millions)	Year Ended December 31, 2011	Year Ended December 31, 2012	Year Ended December 31, 2013
Investing activities
Proceeds from sales of assets	$9	$4	$—
Investments in companies, net of cash acquired	(1)	—	(1)
Change in restricted cash	5	—	—
Additions to property, plant and equipment	(55)	(27)	(31)
Other investing activities	3	—	—

Net cash used in investing activities	$(39)	$(23)	$(32)

The changes in investing activities are mainly comprised of the following:

Proceeds from sales of assets – The proceeds from sales of assets in 2011 of $9 million were mainly due to the sale of Venezuelan and Canadian facilities, which were part of our restructuring plans. In 2012, we sold certain assets in our Juarez, Mexico facility.

Investments in companies, net of cash acquired –The NAPD business had a $1 million payment in 2011 for a working capital settlement. In 2013 we purchased a small distributor of filtration products in the UK at the beginning of the third quarter.

Additions to property, plant and equipment – The additions to property, plant and equipment, which included our discontinued operations, increased significantly in 2011 due to the expansion in China for new brake and filtration facilities and for the expansion of our Poland and Brazil operations. The decrease in 2012 in comparison to 2011 was due to our completion of the investments made in 2011 in filtration manufacturing plants in China, Poland and the United States. The 2013 capital expenditures were slightly higher than the prior year due to higher capital spending in our Filtration segment. The Brake North America and Asia group had $28 million and $10 million in capital expenditures in 2011 and 2012, respectively.

Net cash provided by (used in) financing activities

Net cash provided by (used in) financing activities is summarized in the table below for the years ended 2011, 2012 and 2013:

(Dollars in millions)	Year Ended December 31, 2011	Year Ended December 31, 2012	Year Ended December 31, 2013
Financing activities
Net increase (decrease) in other short-term debt	$(6)	$(4)	$—
Payments of other debt	(10)	(2)	—
Repayment on Subordinated Notes	—	—	(367)
Repayments of Term Loans	—	—	(3)
Proceeds from Senior Notes	—	—	250
Proceeds from Term Loans	—	—	667
Proceeds from other debt	20	—	—
Net proceeds from (payments of) ABL Revolver	20	(110)	—
Repayment on Secured Notes	—	(23)	(195)
Capital contribution	2	—	—
Dividend to Shareholder	—	—	(352)
Proceeds from BPI’s new credit facility	—	76	—
Cash related to the deconsolidation of BPI	—	(11)	—
Payment of deferred financing costs	—	(1)	(15)
Purchase of noncontrolling interest	—	(3)	—

Net cash provided by (used in) financing activities	$26	$(78)	$(15)

The changes in financing activities are mainly comprised of the following:

2013 Refinancing - In 2013, we refinanced our existing notes and credit facilities. The refinancing consisted of $250 million of Senior Notes due 2021, a $200 million Term Loan B-1 due 2016, and a $470 million Term Loan B-2 due 2020, the proceeds of which we used, together with $31 million of cash on hand, to redeem our Secured Notes and our Subordinated Notes, make a distribution of $350 million to Holdings and pay fees and expenses in connection with the refinancing transactions. We had two other minor transactions, each for $1 million that increased the distribution to our shareholder to $352 million during 2013.

Net increase (decrease) in other short-term debt — During 2011, our China brake operation was able to decrease its short term debt due to a reduction in purchases of inventory.

Proceeds from other debt — The change in 2011 was due to our Poland subsidiary increasing its debt by $20 million.

Net proceeds from (payments of) ABL Revolver — We had $20 million of additional borrowings outstanding at the end of 2011 on our ABL Revolver. The additional borrowings in 2011 were needed to fund the additional operational needs related to increased levels of capital spending and higher levels of working capital. In 2012, we were able to reduce the ABL Revolver due to the cash provided by operating activities and the $70 million we received prior to the distribution of BPI to Holdings’ shareholders.

Repayment on Secured Notes —We redeemed $22.5 million of our Secured Notes using cash provided by operating activities in June 2012. We repaid the remaining balance of the Secured Notes in connection with the refinancing in 2013.

Capital contributions — The $2 million source of cash in 2011 related to contributions from Mr. Zhang Haibo, who owned 15% of Affinia Hong Kong Limited. The 2011 contributions provided additional funding for the new filtration company in China and facilitated the establishment of a new brake company in China which manufactures friction products and distributes these products in Asia and North America.

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

Purchase of noncontrolling interest —During the third quarter of 2012, we purchased the remaining 15% ownership interest in Longkou Wix Filtration Co. Ltd for $3 million.

Contractual Obligations and Commitments

Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under debt obligations at maturity, under operating lease agreements, and under purchase commitments for property, plant, and equipment. The following table summarizes our fixed cash obligations over various future periods as of December 31, 2013:

	Payments Due By Period
Contractual Cash Obligations(1)	Total	Less than 1 year	1 – 3 Years	4 – 5 years	After 5 Years
	(Dollars in Millions)
Debt obligations(2)	$937	$30	$206	$9	$692
Interest on debt obligations(3)	304	50	95	85	74
Operating leases(4)	50	9	15	14	12
Purchase commitments for property, plant, and equipment	8	8	—	—	—

Total contractual obligations	$1,299	$97	$316	$108	$778

(1)	Excludes the $8 million reserve for income taxes under ASC Topic 740, “Income Taxes,” as we are unable to reasonably predict the ultimate timing of settlement of our reserves for income taxes.
(2)	Excludes $3 million discount on the Term Loans.
(3)	Interest payments based on variable interest rates were determined using the interest rate in effect at December 31, 2013.
(4)	Excludes $4 million of operating leases for our Chassis group, which is classified in discontinued operations.

Commitments and Contingencies

We are party to various pending judicial and administrative proceedings arising in the ordinary course of business. These include, among others, proceedings based on product liability claims and alleged violations of environmental laws.

On January 28, 2013, Walker Morris, counsel for Neovia, notified us that Quinton Hazell Automotive Limited (“QHAL”) intended to appoint administrators (comparable to a bankruptcy filing in the United States) and that Neovia may pursue a claim against us for liabilities arising out of a Logistics Services Agreement dated May 5, 2006 among Neovia, QHAL and Affinia Group Inc. (the “LSA”). In connection with our prior sale of QHAL and its related companies to Klarius Group Ltd. (“KGL”), Affinia Group Inc. assigned the LSA to KGL, KGL agreed to indemnify Affinia Group Inc. against any liability under the LSA and the other companies in the QHAL group agreed to provide a guarantee to Affinia Group Inc. against these liabilities. KGL and QHAL have both appointed administrators. By letter dated February 15, 2013, Neovia, through its counsel Walker Morris, notified us that Neovia is asserting a claim against Affinia Group Inc. for liabilities arising under the LSA, including asserted unpaid invoices totaling 5.7 million pounds. On March 28, 2013, we were served with a demand for arbitration by Neovia. We filed our response on April 29, 2013. In the first quarter of 2014, we settled the claim with Neovia for approximately $11 million including legal expenses. We have various accruals for contingent liability costs associated with pending judicial and administrative proceedings (excluding environmental liabilities described below). We had $1 million and $13 million accrued at December 31, 2012 and 2013, respectively. There are no recoveries expected from third parties. If there is a range of equally probable outcomes, we accrue the lower end of the range.

The fair value of an ARO is required to be recognized in the period in which it is incurred if it can be reasonably estimated, with the offsetting associated asset retirement costs capitalized as part of the carrying amount of the long-lived asset. The ARO is subsequently allocated to expense using a systematic and rational method over its useful life. Changes in the ARO liability resulting from the passage of time are recognized as an increase in the carrying amount of the liability and an accretion to expense. Changes resulting from revisions to the timing or amount of the original estimate of cash flows are recognized as an increase or a decrease in both the asset and liability. Our ARO liability recorded at December 31, 2012 and December 31, 2013 was $1 million, and the accretion for 2012 and 2013 was less than $1 million.

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

The Company determined that the net carrying value of the Brake North America and Asia group would not be recoverable through the sales process. As a result, an impairment charge of $86 million was recorded within discontinued operations in 2012 to reduce the carrying value of the business to expected realizable value. The impairment was determined by comparing the carrying value of the Brake North America and Asia group to its fair value less costs to sell.

Goodwill. The impairment test involves an optional qualitative assessment before a two-step testing process. If we determine, on the basis of qualitative factors, that it is not more likely than not that the fair value of a reporting unit is less than the carrying amount, the two-step impairment test would not be required. If we elected to or if we determined that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, then we perform step 1 of the impairment test process which is a comparison of the fair value of the applicable reporting unit with the aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step includes comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The continuing operations goodwill relates to the Filtration segment. The reporting unit’s current fair value is substantially in excess of the reporting unit’s carrying value as of December 31, 2013.

We primarily determine the fair value of our reporting units using a discounted cash flow model (“DCF model”), and supplement this with observable valuation multiples for comparable companies, as applicable. The completion of the DCF model requires that we make a number of significant assumptions to produce an estimate of future cash flows. These assumptions include projections of future revenue, costs and working capital changes. In addition, we make assumptions about the estimated cost of capital and other relevant variables, as required, in estimating the fair value of our reporting units. The projections that we use in our DCF model are updated annually and will change over time based on the historical performance and changing business conditions for the reporting unit. The determination of whether goodwill is impaired involves a significant level of judgment in these assumptions, and changes in our business strategy, or economic or market conditions could significantly impact these judgments. We will continue to monitor market conditions and other factors to determine if interim impairment tests are necessary in future periods. If impairment indicators are present in future periods, the resulting impairment charges could have a material impact on our results of operations.

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

Restructuring. The company defines restructuring charges to include costs related to business operation consolidation and exit and disposal activities. Establishing a reserve requires the estimate and judgment of management with respect to employee termination benefits, environmental costs and other exit costs. We had a $1 million and $5 million reserve recorded as of December  31, 2012 and 2013, respectively.

New Accounting Pronouncements

Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This guidance is effective for reporting periods beginning after December 15, 2012. The implementation of ASU 2013-02 resulted in financial statement disclosure changes only.

Accounting Pronouncements Not Yet Adopted

In July 2013, the FASB issued ASU 2013-10, “Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” ASU 2013-10 allows the Fed Funds Effective Swap Rate (OIS) to be designated as a U.S. benchmark interest rate for hedge accounting purposes, in addition to interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Company does not anticipate the requirements of ASU 2013-10 will have a material impact on the consolidated financial statements because it currently has not entered into any new or redesignated hedging relationships that meet these requirements.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. The Company is currently assessing the impact, if any, on the consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830) — Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU No. 2013-05 resolves the diversity in practice about whether Subtopic 810-10, Consolidation— Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. This ASU is effective prospectively for the first annual period beginning after December 15, 2013. The Company is currently assessing the impact, if any, on the consolidated financial statements.

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

The results of operations and financial position of each of our operations are measured in their respective local (functional) currency. Business transactions denominated in currencies other than an operation’s functional currency produce foreign exchange gains and losses, as a result of the re-measurement process, as described in ASC Topic 830, “Foreign Currency Matters.” To the extent that our business activities create monetary assets or liabilities denominated in a non-local currency, changes in an entity’s functional currency exchange rate versus each currency in which an entity transacts business have a varying impact on an entity’s results of operations and financial position, as reported in functional currency terms. Therefore, for entities that transact business in multiple currencies, we seek to minimize the net amount of cash flows and balances denominated in non-local currencies. However, in the normal course of conducting international business, some amount of non-local currency exposure will exist. Therefore, management monitors these exposures and may engage in business activities or execute transactions intended to mitigate the potential financial impact related to changes in the respective exchange rates.

Our consolidated results of operations and financial position, as reported in U.S. Dollars, are also affected by changes in currency exchange rates. The results of operations of non-U.S. Dollar functional entities are translated into U.S. Dollars for consolidated reporting purposes each period at the average currency exchange rate experienced during the period. To the extent that the U.S. Dollar may appreciate or depreciate over time, the contribution of non-U.S. Dollar denominated results of operations to our U.S. Dollar reported consolidated earnings will vary accordingly. Therefore, changes in the various local currency exchange rates, as applied to the revenue and expenses of our non-U.S. Dollar operations may have a significant impact on our sales and, to a lesser extent, consolidated net income trends. In addition, a significant portion of our consolidated financial position is maintained at foreign locations and is denominated in functional currencies other than the U.S. Dollar. The non-U.S. Dollar denominated monetary assets and liabilities are translated into U.S. Dollars at each respective currency’s exchange rate then in effect at the end of each reporting period. The financial impact of the translation process is reflected within the other comprehensive income component of shareholder’s equity. Accordingly, the amounts shown in our consolidated shareholder’s equity account will fluctuate depending upon the cumulative appreciation or depreciation of the U.S. Dollar versus each of the respective functional currencies in which we conduct business. Management seeks to lessen the potential financial impact upon our consolidated results of operations due to exchange rate changes by engaging in business activities or by executing financial derivative transactions intended to mitigate specific transactions underlying currency exposures. We do not engage in activities solely intended to counteract the impact that changes in currency exchange rates may have upon our U.S. Dollar reported statement of financial condition nor do we engage in currency transactions for speculative purposes.

Our foreign currency exchange rate risk management efforts primarily focus upon operationally managing the net amount of non-functional currency denominated monetary assets and liabilities. In addition, we routinely execute short-term currency exchange rate forward contracts intended to mitigate the earnings impact related to the re-measurement process. At December 31, 2013, we had currency exchange rate derivatives with an aggregate notional value of $86 million and fair values of less than $1 million in assets and liabilities.

Interest rate risk

We are exposed to the risk of rising interest rates to the extent that we fund operations with short-term or variable-rate borrowings. At December 31, 2013, the Company’s $937 million of aggregate debt outstanding consisted of $687 million of floating-rate debt and $250 million of fixed-rate debt.

Pursuant to our written interest rate risk management policy we actively monitor and manage our fixed versus floating rate debt composition within a specified range. At year-end, fixed rate debt comprised approximately 27% of our total debt. Based on the amount of floating-rate debt outstanding at December 31, 2013 a 1% rise in interest rates would result in approximately $7 million in incremental interest expense.

In April 2013, the Company entered into interest rate swaps having an aggregate notional value of $300 million to effectively fix the rate of interest on a portion of our variable rate Term Loan B-2 until April 2020. We have designated our interest rate swaps as “cash flow” hedges as described in ASC 815, “Derivatives and Hedging” (“ASC 815”). Each of these transactions contains an embedded benchmark-rate floor of 1.25% which mirrors the terms contained in the Term Loan B-2. Based on the amount of floating-rate debt outstanding at December 31, 2013, the interest rate swaps would reduce the incremental interest expense from a 1% rise in interest rates from $7 million to $4 million. As of December 31, 2013, the aggregate fair value of the interest rate swap was an asset of $11 million.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of

Affinia Group Intermediate Holdings Inc.

Ann Arbor, Michigan

We have audited the accompanying consolidated balance sheets of Affinia Group Intermediate Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholder’s equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Affinia Group Intermediate Holdings Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan

March 31, 2014

Affinia Group Intermediate Holdings Inc.

Consolidated Statements of Operations

(Dollars in millions)	Year Ended December 31, 2011	Year Ended December 31, 2012	Year Ended December 31, 2013
Net sales	$1,266	$1,259	$1,361
Cost of sales	(979)	(967)	(1,043)

Gross profit	287	292	318
Selling, general and administrative expenses	(175)	(172)	(200)

Operating profit	112	120	118
Loss on extinguishment of debt	—	(1)	(15)
Other income (loss), net	4	3	(1)
Interest expense	(67)	(63)	(73)

Income from continuing operations before income tax provision, equity in income (loss), net of tax and noncontrolling interest	49	59	29
Income tax provision	(28)	(45)	(22)
Equity in income (loss), net of tax	—	1	(2)

Net income from continuing operations	21	15	5
Income (loss) from discontinued operations, net of tax	(93)	(117)	5

Net income (loss)	(72)	(102)	10
Less: net income attributable to noncontrolling interest, net of tax	1	1	—

Net income (loss) attributable to the Company	$(73)	$(103)	$10

The accompanying notes are an integral part of the consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in millions)	Year Ended December 31, 2011	Year Ended December 31, 2012	Year Ended December 31, 2013
Net income (loss)	$(72)	$(102)	$10
Other comprehensive loss, net of tax:
Pension liability adjustment	(1)	—	1
Change in foreign currency translation adjustments(1)	(32)	(15)	(19)
Change in fair value of interest rate swaps(2)	—	—	9
Reclassification adjustments included in net income	—	—	(2)

Total other comprehensive loss	(33)	(15)	(11)

Total comprehensive income (loss)	(105)	(117)	(1)
Less: comprehensive income attributable to noncontrolling interest, net of tax	1	1	—

Comprehensive loss attributable to the Company	$(106)	$(118)	$(1)

(1)	Net of $3 million tax expense in 2013, $4 million tax expense in 2012 and $1 million tax expense in 2011.
(2)	Net of $4 million tax expense in 2013.

The accompanying notes are an integral part of the consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Consolidated Balance Sheets

(Dollars in millions)	December 31, 2012	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$51	$101
Trade accounts receivable, less allowances of $3 million for 2012 and $2 million for 2013	163	141
Inventories, net	304	221
Current deferred taxes	13	39
Prepaid taxes	30	29
Other current assets	22	32
Current assets of discontinued operations	—	141

Total current assets	583	704
Property, plant, and equipment, net	119	123
Goodwill	24	3
Other intangible assets, net	88	60
Deferred financing costs	15	18
Deferred income taxes	106	80
Investments and other assets	25	21

Total assets	$960	$1,009

Liabilities and shareholder’s equity (deficit)
Current liabilities:
Accounts payable	$143	$121
Notes payable	23	23
Current maturities of long-term debt	—	7
Other accrued expenses	68	78
Accrued payroll and employee benefits	17	19
Current liabilities of discontinued operations	—	31

Total current liabilities	251	279
Long-term debt, net of current maturities	546	907
Deferred employee benefits and other noncurrent liabilities	12	24

Total liabilities	809	1,210

Contingencies and commitments
Shareholder’s equity (deficit):
Common stock, $.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	455	456
Accumulated deficit	(296)	(638)
Accumulated other comprehensive loss	(9)	(20)

Total shareholder’s equity (deficit) of the Company	150	(202)
Noncontrolling interest in consolidated subsidiaries	1	1

Total shareholder’s equity (deficit)	151	(201)

Total liabilities and shareholder’s equity (deficit)	$960	$1,009

The accompanying notes are an integral part of the consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Consolidated Statements of Shareholder’s Equity (Deficit)

(Dollars in millions)	Common stock	Additional paid-in capital	Accumulated deficit	Other comprehensive income	Total shareholder’s equity (deficit) of the Company	Noncontrolling Interest	Total equity (deficit)
Balance at January 1, 2011	$—	$454	$(57)	$39	$436	$12	$448
Stock-based compensation	—	2	—	—	2	—	2
Capital contribution	—	2	—	—	2	—	2
Net income (loss)	—	—	(73)	—	(73)	1	(72)
Pension liability adjustment	—	—	—	(1)	(1)	—	(1)
Currency translation – net of tax	—	—	—	(32)	(32)	—	(32)

Balance at December 31, 2011	$—	$458	$(130)	$6	$334	$13	$347

Stock-based compensation	—	1	—	—	1	—	1
Noncontrolling interest decrease due to acquisition of additional ownership	—	(4)	—	—	(4)	—	(4)
Noncontrolling interest decrease due to distribution of BPI	—	—	—	—	—	(13)	(13)
Distribution of BPI	—	—	(63)	—	(63)	—	(63)
Net income (loss)	—	—	(103)	—	(103)	1	(102)
Pension liability adjustment	—	—	—	—	—	—	—
Currency translation – net of tax	—	—	—	(15)	(15)	—	(15)

Balance at December 31, 2012	$—	$455	$(296)	$(9)	$150	$1	$151

Stock-based compensation	—	1	—	—	1	—	1
Net income (loss)	—	—	10	—	10	—	10
Dividends	—	—	(352)	—	(352)	—	(352)
Pension liability adjustment	—	—	—	1	1	—	1
Change in market value of interest rate swaps	—	—	—	7	7	—	7
Currency translation – net of tax	—	—	—	(19)	(19)	—	(19)

Balance at December 31, 2013	$—	$456	$(638)	$(20)	$(202)	$1	$(201)

The accompanying notes are an integral part of the consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Consolidated Statements of Cash Flows

(Dollars in millions)	Year Ended December 31, 2011	Year Ended December 31, 2012	Year Ended December 31, 2013
Operating activities
Net income (loss)	$(72)	$(102)	$10
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	39	24	22
Impairment of assets in discontinued operations	166	86	—
Stock-based compensation	2	—	1
Loss on extinguishment of debt	—	1	15
Write-off of unamortized deferred financing costs	—	—	8
Write-off of original issue discount on Subordinated notes	—	—	1
Provision for deferred income taxes	(32)	—	26
Change in trade accounts receivable	14	23	6
Change in inventories	8	(22)	(3)
Change in other current operating assets	(58)	39	(43)
Change in other current operating liabilities	(47)	38	24
Change in other	(6)	10	32

Net cash provided by operating activities	14	97	99
Investing activities
Proceeds from sales of assets	9	4	—
Investments in companies, net of cash acquired	(1)	—	(1)
Change in restricted cash	5	—	—
Additions to property, plant, and equipment	(55)	(27)	(31)
Other investing activities	3	—	—

Net cash used in investing activities	(39)	(23)	(32)
Financing activities
Net decrease in other short-term debt	(6)	(4)	—
Payments of other debt	(10)	(2)	—
Proceeds from other debt	20	—	—
Net proceeds from (payments of) ABL Revolver	20	(110)	—
Repayment on Secured Notes	—	(23)	(195)
Repayment on Subordinated Notes	—	—	(367)
Dividend to Shareholder	—	—	(352)
Repayment of Term Loans	—	—	(3)
Capital contribution	2	—	—
Proceeds from BPI’s new credit facility	—	76	—
Cash related to the deconsolidation of BPI	—	(11)	—
Payment of deferred financing costs	—	(1)	(15)
Proceeds from Term Loans	—	—	667
Proceeds from Senior Notes	—	—	250
Purchase of noncontrolling interest	—	(3)	—

Net cash provided by (used in) financing activities	26	(78)	(15)
Effect of exchange rates on cash	(2)	1	(2)
Increase (decrease) in cash and cash equivalents	(1)	(3)	50
Cash and cash equivalents at beginning of the period	55	54	51

Cash and cash equivalents at end of the period	$54	$51	$101

Supplemental cash flows information
Cash paid during the period for:
Interest	$63	$59	$64
Income taxes	$27	$21	$20
Noncash investing and financing activities:
Additions to property, plant and equipment included in accounts payable	$2	$1	$—

The accompanying notes are an integral part of the consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Notes to Consolidated Financial Statements

Note 1. Organization and Description of Business

Affinia Group Intermediate Holdings Inc. is a global leader in the light and commercial vehicle replacement products and services industry. We derive approximately 97% of our sales from this industry. Our broad range of filtration, chassis and other products are sold in North America, Europe, South America and Asia. Our brands include WIX®, Raybestos®, FiltronTM, Nakata®, McQuay-Norris® and ecoLAST®. Additionally, we provide private label products for NAPA®, CARQUEST® and ACDelco®. Affinia Group Inc. is wholly-owned by Affinia Group Intermediate Holdings Inc., which, in turn, is wholly-owned by Affinia Group Holdings Inc. (“Holdings”), a company controlled by affiliates of The Cypress Group L.L.C (“Cypress”).

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

The Company’s net sales to its two largest customers as a percentage of total net sales from continuing operations for the year ended December 31, 2013, were 22%, and 6%; for the year ended December 31, 2012, were 23% and 6%; and for the year ended December 31, 2011, were 22% and 5%. Net sales represent the amounts invoiced to customers after adjustments related to rebates, returns and discounts. The Company provides reserves for rebates, returns and discounts at the time of sale which are subsequently applied to the account of specific customers based upon actual activity including the attainment of targeted volumes. The Company’s two largest customers’ accounts receivable as of December 31, 2013 represented approximately 11% and 5% of the total accounts receivable, which includes continuing operations. The Company’s two largest customers’ accounts receivable, which includes continuing and discontinued operations, as of December 31, 2012 represented approximately 23% and 5% of the total accounts receivable. The discontinued operations were the main contributing factor to the decrease in accounts receivable concentration as of December 31, 2013 in comparison to December 31, 2012.

Foreign Currency Translation

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to Other Comprehensive Income.

Included in net income (loss) are the gains and losses arising from foreign currency transactions. The impact on income from continuing operations before income tax provision, equity in income and noncontrolling interest of foreign currency transactions including the results of our foreign currency hedging activities amounted to a loss of $1 million, gain of $2 million and loss of $6 million in 2011, 2012 and 2013, respectively.

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

Allowance for doubtful accounts

The allowance for doubtful accounts is established through charges to the provision for bad debts. We evaluate the adequacy of the allowance for doubtful accounts on a periodic basis. The evaluation includes historical trends in collections and write-offs, management’s judgment of the probability of collecting accounts, and management’s evaluation of business risk. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. The allowance for doubtful accounts was $3 million and $2 million at December 31, 2012 and 2013, respectively.

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

Properties and Depreciation

Fixed assets are being depreciated over their estimated remaining lives using primarily the straight-line method for financial reporting purposes and accelerated depreciation methods for federal income tax purposes. Major additions and improvements are capitalized and depreciated over their estimated useful lives, and repairs and maintenance are charged to expense in the period incurred. We review long-lived assets for impairment and generally accepted accounting principles require recognition of an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows. If the long-lived asset is not recoverable, we measure an impairment loss as the difference between the carrying amount and fair value of the asset.

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

Revenue Recognition

Sales are recognized when products are shipped or received, depending on the contractual terms, and risk of loss has transferred to the customer. The Company estimates and records provisions for warranty costs, sales returns, rebates and other allowances based on experience and other relevant factors, when sales are recognized. The Company assesses the adequacy of its recorded warranty, sales returns, rebates and allowances liabilities on a regular basis and adjusts the recorded amounts as necessary. While management believes that these estimates are reasonable, actual warranty costs, actual returns, rebates and allowances may differ from estimates. Shipping and handling fees billed to customers are included in sales and the costs of shipping and handling are included in cost of sales. Inter-company sales have been eliminated.

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

The Company accounts for uncertain tax positions in accordance with ASC Topic 740, “Income Taxes.” Accordingly, the Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Financial Instruments

The reported fair values of financial instruments, consisting of cash and cash equivalents, trade accounts receivable and long-term debt, are based on a variety of factors. Where available, fair values represent quoted market prices for identical or comparable instruments. Where quoted market prices are not available, fair values are estimated based on assumptions concerning the implied market volatilities, amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of credit and market risk. Fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future. As of December 31, 2012 and 2013, the book value of some of our financial instruments, consisting of cash and cash equivalents and trade accounts receivable, approximated their fair values. The fair value of long-term debt is disclosed in “Note 9. Debt.”

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

Advertising Costs

Advertising expenses included in continuing operations were $23 million, $20 million and $19 million for the years 2011, 2012, and 2013, respectively. The advertising expenses included in discontinued operations, were $10 million, $7 million and $2 million for the years 2011, 2012, and 2013, respectively. Advertising costs are recognized as selling expenses at the time advertising is incurred.

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

Research and Development Costs

Research and development expenses included in continuing operations are charged to operations as incurred. The Company incurred less than $1 million for the years ended 2011, 2012 and 2013.

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

In 2012 and 2013, the Company’s derivative instrument usage was standard currency forward contracts and interest rate swaps. The currency forward contracts are intended to offset the earnings impact related to the periodic revaluation of specific non-functional currency denominated monetary working capital accounts and intercompany financing arrangements. The Company does not seek hedge accounting treatment for its currency forward contacts because the earnings impact from both the underlying exposures and the hedge transactions are recognized in each accounting period. The Company uses interest rate swaps to manage the ratio of net floating-rate debt to total debt outstanding, thereby reducing the potential impact that interest rate variability may have on our consolidated financial results. We have designated our interest rate swaps as “cash flow” hedges as described in ASC 815, “Derivatives and Hedging” (“ASC 815”).

Stock-Based Compensation

We account for the employee stock options under the fair value method of accounting using a Black-Scholes model to measure stock-based compensation expense at the date of grant. The compensation expense for the year was nil in each of 2011, 2012 and 2013.

On July 20, 2005, Affinia Group Holdings Inc. adopted the 2005 Stock Plan. The 2005 Stock Plan was amended on August 25, 2010 and on December 2, 2010 to increase the maximum shares of common stock that may be subject to awards. The 2005 Stock Plan permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock and other stock-based awards to employees, directors or consultants of the Company and its affiliates. A maximum of 350,000 shares of common stock may be subject to awards under the 2005 Stock Plan. The number of shares issued or reserved pursuant to the 2005 Stock Plan (or pursuant to outstanding awards) is subject to adjustment on account of mergers, consolidations, reorganizations, stock splits, stock dividends and other dilutive changes in the common stock. Shares of common stock covered by awards that terminate or lapse and shares delivered by a participant or withheld to pay the minimum statutory withholding rate, in each case, will again be available for grant under the 2005 Stock Plan. Refer to “Note 11. Stock Incentive Plan” for further information on and discussion of our stock options.

On August 25, 2010 and December 23, 2011, Affinia Group Holdings Inc. commenced an offer to certain eligible holders of stock options to exchange their existing options to purchase shares of Affinia Group Holdings Inc. common stock for restricted stock unit awards (“RSUs”). The RSUs granted in connection with the option exchange are governed by the 2005 Stock Plan and a new Restricted Stock Unit Agreement. The RSUs are subject to performance-based and market-based vesting restrictions, which differ from the performance and time-based vesting restrictions applicable to the exchanged stock options. We will estimate the fair value of restricted stock unit awards using the value of Affinia Group Holdings Inc.’s common stock on the date of grant, reduced by the present value of Affinia Group Holdings Inc.’s common stock prior to vesting. The fair value of the RSUs will be expensed either pro rata over the requisite service term or in full if the requisite service period has passed when the RSUs vest in accordance with the performance conditions listed above. Stock-based compensation expense, which would be recorded in selling, general and administrative expenses, and tax related income tax benefits was not recorded for 2011, 2012 or 2013 as the performance condition had not been met. In addition, during 2013, 14,124 new RSUs were granted to a new employee. The new employee received 7,062 RSUs based on the same performance conditions as the previously issued RSUs. The employee also received 7,062 time-based RSUs which will vest in four equal annual installments from the anniversary date of the employee’s commencement of employment, which was in 2013.

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

Accounting Pronouncements Not Yet Adopted

In July 2013, the FASB issued ASU 2013-10, “Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” ASU 2013-10 allows the Fed Funds Effective Swap Rate (OIS) to be designated as a U.S. benchmark interest rate for hedge accounting purposes, in addition to interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Company does not anticipate the requirements of ASU 2013-10 will have a material impact on the consolidated financial statements because it currently has not entered into any new or redesignated hedging relationships that meet these requirements.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. The Company is currently assessing the impact, if any, on the consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830) — Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU No. 2013-05 resolves the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. This ASU is effective prospectively for the first annual period beginning after December 15, 2013. The Company is currently assessing the impact, if any, on the consolidated financial statements.

Note 3. Discontinued Operation—Chassis

On January 21, 2014, Affinia Group Inc., a direct wholly owned subsidiary of Affinia Group Intermediate Holdings Inc., entered into an Asset Purchase Agreement (the “Agreement”) with VCS Quest Acquisition LLC (“VCS”), an affiliate of Federal-Mogul Corporation, pursuant to which VCS agreed to purchase the Chassis group. The closing of the transaction is subject to the receipt of regulatory approvals and satisfaction of other customary closing conditions. In accordance with ASC Topic 205, “Presentation of Financial Statements,” the Chassis group qualified as a discontinued operation as we committed to a plan to sell the Chassis group in the fourth quarter of 2013. The consolidated statements of operations for all periods presented have been adjusted to reflect this group as a discontinued operation. The consolidated statements of cash flows for all periods presented were not adjusted to reflect this group as a discontinued operation.

In connection with the transaction, Affinia will receive $150 million in cash from VCS plus or minus an adjustment reflecting an estimate of the working capital of the Chassis group, calculated in accordance with a process established in the Agreement. The Chassis group held $1 million in cash that will be excluded from the transaction. On the date of the transaction, we will no longer have any influence over the Chassis group. Consequently, we will deconsolidate the Chassis group on the date of the transaction.

The table below summarizes the Chassis group’s net sales, income before income tax provision, income tax provision and income attributable to the discontinued operations.

(Dollars in millions)	2011	2012	2013
Net sales	$213	$194	$189

Income before income tax provision	29	10	15
Income tax provision	(9)	(3)	(10)

Income from discontinued operations, net of tax	$20	$7	$5

The amounts for 2012 related to the Chassis group are not reclassified to current assets of discontinued operations and current liabilities of discontinued operations on the balance sheet. The following table shows the Chassis group assets and liabilities that are included in held for sale as of December 31, 2013:

(Dollars in millions)
Cash	$1
Accounts receivable	9
Inventory	74
Other current assets	4
Property, plant and equipment	8
Goodwill	22
Other intangible assets	22
Other assets	1

Total assets of discontinued operations	$141

Accounts payable	$18
Other accrued expenses	12
Accrued payroll and employee benefits	1

Total liabilities of discontinued operations	$31

Note 4. Discontinued Operation—Brake

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

Affinia and BPI entered into a transition services agreement (“TSA”) effective with the distribution on November 30, 2012. The TSA provides for certain administrative and other services and support to be provided by us to BPI and to be provided by BPI to us. Most of the transition services expired during 2013, but the distribution services will continue in 2014. The TSAs and the distribution services were established as arm length transactions and are intended for the contracting parties to recover costs of the services. On the date of the distribution, we no longer had any influence over BPI. We evaluated all potential variable interests between Affinia and BPI and determined that we are not the primary beneficiary of BPI. Consequently, we deconsolidated BPI on the date of the distribution.

The table below summarizes the Brake North America and Asia group’s net sales, loss before income tax provision, income tax provision, income (loss) from discontinued operations, net of tax, net income attributable to noncontrolling interest, net of tax and loss attributable to the discontinued operations.

(Dollars in millions)	2011	2012
Net sales	$637	$582
Loss before income tax benefit (provision)	(174)	(91)
Income tax benefit (provision)	61	(33)

Income (loss) from discontinued operations, net of tax	(113)	(124)
Less: net income attributable to noncontrolling interest, net of tax	1	1

Loss attributable to the discontinued operations	$(114)	$(125)

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

The carrying value of the capital stock of BPI exceeded the fair value of the disposal group, which resulted in an additional impairment of $86 million in 2012. The loss on discontinued operations before income tax provision for 2012 is $91 million and is comprised of the $86 million impairment and an operational loss of $5 million. The income tax provision related to discontinued operations was $33 million.

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

(Dollars in millions)	At December 31, 2012	At December 31, 2013(1)
Raw materials	$77	$67
Work-in-process	19	17
Finished goods	208	137

	$304	$221

(1)	The inventory as of December 31, 2013 excludes $74 million of inventory in our Chassis group, which is classified in current assets of discontinued operations.

Note 6. Goodwill

Goodwill as of December 31, 2013 was $3 million, which relates to our Filtration segment, and consists of one acquisition in 2013 and one acquisition in 2008. In the third quarter of 2013, we acquired a small distributor of filtration products in the UK. We also have $22 million related to our Chassis group that is recorded in current assets of discontinued operations.

In accordance with ASC Topic 805-740, the tax benefit for the excess of tax-deductible goodwill over the reported amount of goodwill was applied to first reduce the goodwill related to the initial acquisition in 2004. The tax benefit for the excess of tax deductible goodwill reduced reported goodwill by $4 million during 2012. The reported amount of goodwill for the 2004 acquisition was reduced to zero, and the remaining tax benefit will reduce the basis of intangible assets purchased in the 2004 acquisition. Any remaining tax benefit reduces the income tax provision.

The following table summarizes our goodwill activity, which is related to our Filtration segment and our Chassis group, during 2012 and 2013:

(Dollars in millions)
Balance at December 31, 2011	$28
Tax benefit reductions	(4)

Balance at December 31, 2012	$24
Goodwill related to Chassis group reclassified to discontinued operations	(22)
Acquisition	1

Balance at December 31, 2013	$3

Note 7. Other Intangible Assets

As of December 31, 2012 and 2013, the Company’s other intangible assets primarily consisted of trade names, customer relationships, and developed technology. The Company recorded approximately $9 million, $6 million and $3 million of intangible asset amortization in 2011, 2012 and 2013, respectively, which includes $6 million, $2 million and $1 million for 2011, 2012 and 2013, respectively, related to our discontinued operations. The discontinued operations for our Brake North America and Asia group and the Chassis group ceased amortization in 2012 and at the end of 2013, respectively, because the groups were classified in current assets of discontinued operations. We anticipate amortization of less than $1 million for 2014 through 2019 on a continuing basis. Amortization expense is calculated on a straight line basis over 5 to 20 years. We determine on a periodic basis whether the lives and the method for amortization are accurate.

For the goodwill and intangible assets associated with the 2004 acquisition, in accordance with ASC Topic 805-740, the tax benefit for the excess of tax-deductible goodwill over the reported amount of goodwill was applied to first reduce the goodwill related to the acquisition to zero. The reported amount of goodwill for the 2004 acquisition was reduced to zero in 2013 and the remaining tax benefit will reduce the basis of intangible assets purchased in the 2004 acquisition. The tax benefit for the excess of tax deductible goodwill reduced intangible assets by approximately $4 million during 2013.

Trade names are tested for impairment annually as of December 31 of each year by comparing their fair value to their carrying values. The fair value for each trade name was established based upon a royalty savings approach. We determined that there were impairments of other intangible assets of less than $1 million in 2012 and 2013. A rollforward of the other intangibles and trade names for 2012 and 2013 is shown below:

(Dollars in millions)	Trade Names	Customer Relationships	Developed Technology/ Other	Total
Balance at December 31, 2011(1)	$36	$47	$11	$94
Amortization	—	(4)	(2)	(6)

Balance at December 31, 2012	36	43	9	88
Amortization	—	(2)	(1)	(3)
Tax benefit reductions	(1)	(2)	(1)	(4)
Additions	—	1	—	1
Intangibles related to the Chassis group reclassified to current assets of discontinued operations	(5)	(13)	(4)	(22)

Balance at December 31, 2013	$30	$27	$3	$60

(1)	The intangible assets as of December 31, 2011 exclude $53 million of intangible assets in our Brake North America and Asia group, which were classified in current assets of discontinued operations.

Accumulated amortization for the intangibles was $39 million and $42 million as of December 31, 2012 and 2013, respectively. The weighted average amortization period by class of intangible was the following: 19 years for customer relationships and 17 years for developed technology and other intangibles.

Note 8. Derivatives

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

All derivative instruments are recognized on our balance sheet at fair value using observable market data information reported by recognized independent third-party financial information providers. The fair value measurements of our interest rate swap contracts and currency forward contracts are based upon Level 2 inputs. The amount shown for the fair value of the Company’s interest rate swaps are based on the applicable prevailing interest rates as of year-end. The Company’s currency forward transactions fair value amounts reflect the applicable prevailing currency forward rates at year-end. Based upon the Company’s periodic assessment of our own creditworthiness, and of the creditworthiness of the counterparties to our derivative instruments, fair value measurements are not adjusted for incremental credit or liquidity risk.

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in FASB ASC 820:

A.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

B.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

C.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

Our fair value of interest rate swaps and our currency forward contract derivatives at December 31, 2013 and 2012 are set forth in the table below:

(Dollars in Millions)	Asset (Liability)	Level 2	Valuation Technique
December 31, 2013:
Interest rate swap contracts	$11	$11	A
Foreign currency forward contracts	—	—	A
December 31, 2012:
Foreign currency forward contracts	$—	$—	A

Currency Forward Contract Derivatives

Our currency forward contracts are valued using then-current spot and forward market data as provided by external financial institutions. We enter into short-term currency forward contracts with banking institutions of only the highest tiered credit ratings and thus the counterparty credit risk associated with these contracts is not considered significant.

Our currency forward contracts are not designated as hedges of specific monetary asset balances subject to currency risks. Changes in the fair value of these currency forward contracts are recognized in income each accounting period. At December 31, 2013, the aggregate notional amount of our currency forward contracts was $86 million having a fair market value of less than $1 million in assets and liabilities.

The Company’s outstanding currency forward contracts are recorded in the Consolidated Balance Sheets as “Other current assets” or “Other accrued expenses,” accordingly. Currency forward contract gains and losses are recognized in “Other income (loss), net” in the Consolidated Statements of Operations in the reporting period of occurrence. The Company has not recorded currency forward contract gains (losses) to other comprehensive income (loss) nor has it reclassified prior period currency derivative results from other comprehensive income (loss) to earnings during the last twelve months. The Company does not anticipate that it will record any currency forward contract gains or losses to other comprehensive income (loss) or that it will reclassify prior period currency forward contract results from other comprehensive income (loss) to earnings in the next twelve months.

The notional amount of our outstanding currency forward contracts were as follows:

(Dollars in millions)	Notional Amount
As of December 31, 2013	$86
As of December 31, 2012	$69

Currency forward contract gains and losses are recognized in “Other income (loss), net” in the Consolidated Statements of Operations in the reporting period of occurrence. The short-term currency exchange rate forward contracts are intended to offset the currency exchange gain (loss) related to the re-measurement process. The currency forward contract gains and losses are as follows:

(Dollars in millions)	Year Ended December 31, 2011	Year Ended December 31, 2012	Year Ended December 31, 2013
Gain (loss) on derivative instruments	$1	$2	$1

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

Changes in the fair value of derivatives designated as cash flow hedges are recorded to other comprehensive income (loss), to the extent such cash flow hedges are effective. Amounts are reclassified from other comprehensive income (loss) when the underlying hedged items are recognized, during the period that a hedge transaction is terminated, or whenever a portion of the hedge transaction results are deemed ineffective. We reclassified $2 million from other comprehensive income (loss) into interest expense in 2013. There have been no gains or losses reclassified from other comprehensive income (loss) into earnings due to hedge ineffectiveness related to any of the Company’s interest rate swap transactions, nor were there gains or losses reclassified to income due to early termination of designated cash-flow hedge transactions as of December 31, 2013.

The notional amount of interest rate swaps outstanding are as follows:

(Dollars in millions)	Notional Amount
As of December 31, 2013	$300
As of December 31, 2012	$—

Note 9. Debt

Debt consists of the following:

(Dollars in millions)	December 31, 2012	December 31, 2013
9% Senior subordinated notes, due November 2014	$367	$—
10.75% Senior secured notes, due August 2016	179	—
7.75% Senior notes, due May 2021	—	250
Term Loan B-1, due April 2016	—	199
Term Loan B-2, due April 2020	—	465
ABL revolver, due April 2018	—	—
Other debt	23	23

	569	937
Less: current portion(1)	(23)	(30)

	$546	$907

(1)	The current portion consists of $20 million related to our Poland operations with a rate of one month LIBOR plus 0.9 points and $3 million related to our China operations as of December 31, 2012 and December 31, 2013. Additionally, the current portion includes $7 million of current maturities of long-term debt as of December 31, 2013.

Scheduled maturities of debt for each of the next five years and thereafter are as follows:

(Dollars in millions) Year	Amount
2014	$30
2015	7
2016	199
2017	5
2018	4
2019 and thereafter	692

Total debt	$937

The fair value of debt is as follows:

Fair Value of Debt at December 31, 2012

(Dollars in millions)	Book Value of Debt	Fair Value Factor	Fair Value of Debt
Senior subordinated notes, due November 2014(1)	$367	100.25%	$368
Senior secured notes, due August 2016(1)	179	108.43%	194
ABL revolver, due May 2017(2)	—	100%	—
Other debt(2)	23	100%	23

Total fair value of debt at December 31, 2012			$585

Fair Value of Debt at December 31, 2013

(Dollars in millions)	Book Value of Debt	Fair Value Factor	Fair Value of Debt
Senior notes, due May 2021(1)	$250	96.06%	$240
Term Loan B-1, due April 2016(1)	199	100.63%	200
Term Loan B-2, due April 2020(1)	465	101.38%	471
ABL revolver, due April 2018(2)	—	100%	—
Other debt(2)	23	100%	23

Total fair value of debt at December 31, 2013			$934

(1)	The fair value of the long-term debt was estimated based on quoted market prices obtained through broker or pricing services and categorized within Level 2 of the hierarchy. The fair value of our debt that is publicly traded in the secondary market is classified as Level 2 and is based on current market yields obtained through broker or pricing services.
(2)	The carrying value of fixed rate short-term debt approximates fair value because of the short term nature of these instruments, and the carrying value of the Company’s current floating rate debt instruments approximates fair value because of the variable interest rates pertaining to those instruments. The fair value of debt is categorized within Level 2 of the hierarchy.

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

At December 31, 2013, there were no outstanding borrowings under the ABL Revolver. We had an additional $117 million of availability after giving effect to $10 million in outstanding letters of credit and less than $1 million for borrowing base reserves as of December 31, 2013.

Maturity. The ABL Revolver is scheduled to mature on April 25, 2018.

Guarantees and collateral. The indebtedness, obligations and liabilities under the ABL Revolver are unconditionally guaranteed jointly and severally on a senior secured basis by the Company and certain of its current and future U.S. subsidiaries, and are secured, subject to permitted liens and other exceptions and exclusions, by a first-priority lien on accounts receivable, inventory, cash, deposit accounts, securities accounts and proceeds of the foregoing and certain assets related thereto and a second-priority lien on the collateral that secures the Term Loans on a first-priority basis.

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

Level	Average Aggregate Availability	Base Rate Loans and Swingline Loans	LIBOR Loans
I	<$50,000,000	1.00%	2.00%
II	> $50,000,000 but < $100,000,000	0.75%	1.75%
III	>$100,000,000	0.50%	1.50%

The Company will pay certain fees with respect to the ABL Revolver, including (i) an unused commitment fee on the undrawn portion of the credit facility of 0.25% per annum in the event that more than 50% of the commitments (excluding swingline loans) under the credit facility are utilized, and 0.375% per annum in the event that less than or equal to 50% of the commitments (excluding swingline loans) under the credit facility are utilized and (ii) customary annual administration fees and fronting fees in respect of letters of credit equal to 0.125% per annum on the stated amount of each letter of credit outstanding during each fiscal quarter. During an event of default, all loans and other obligations under the ABL Revolver may bear interest at a rate 2.00% in excess of the otherwise applicable rate of interest.

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

In addition, commencing on the day that an event of default occurs or availability under the ABL Revolver is less than the greater of 10.0% of the total borrowing base and $15.0 million and continuing until no event of default has existed and availability under the ABL Revolver has been greater than such thresholds at all times, in each case, for 30 consecutive days, the Company will be required to maintain a fixed charge coverage ratio of at least 1.0x measured for the last 12-month period. The fixed charge coverage ratio was 2.05x as of December 31, 2013. If none of the covenant triggers have occurred, the impact of falling below the fixed charge coverage ratio would not be a default but instead would limit our ability to pursue certain operational or financial transactions (e.g. acquisitions).

Indenture

Senior Notes. On April 25, 2013, Affinia Group Inc. issued $250 million of Senior Notes as part of the refinancing. The Senior Notes accrue interest at the rate of 7.75% per annum, payable semi-annually on May 1 and November 1 of each year. The Senior Notes will mature on May 1, 2021. The terms of the Indenture provide that, among other things, the Senior Notes rank equally in right of payment to all of the Company’s and all of Affinia Group Inc.’s 100% owned current and future domestic subsidiaries (the “Guarantors”) existing and future senior debt and senior in right of payment to all of the Company’s and Guarantors’ existing and future subordinated debt. The Senior Notes are structurally subordinated to all of the liabilities and obligations of the Company’s subsidiaries that do not guarantee the Senior Notes. The Senior Notes are effectively junior in right of payment to all of the Company’s and the Guarantors’ secured indebtedness, including the Term Loans and the ABL Revolver, to the extent of the value of the collateral securing such indebtedness. The outstanding balance of the Senior Notes at December 31, 2013 was $250 million.

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

Term Loan Facility

On April 25, 2013, the Company entered into (i) a Term Loan B-1 in an aggregate principal amount of $200 million and (ii) a Term Loan B-2 in an aggregate principal amount of $470 million. The Term Loan B-1 was offered at a price of 99.75%, of their face value, resulting in approximately $199 million of net proceeds for the Term Loan B-1. The Term Loan B-2 was offered at a price of 99.50%, of their face value, resulting in approximately $468 million of net proceeds for the Term Loan B-2. The $1 million and $2 million original issue discount for the Term Loan B-1 and Term Loan B-2, respectively, will be amortized based on the effective interest rate method and included in interest expense until the Term Loans mature. The Term Loan B-1 amortizes in quarterly installments in an amount equal to 1.00% per annum, with the balance due on April 25, 2016. The Term Loan B-2 amortizes in quarterly installments in an amount equal to 1.00% per annum, with the balance due on April 25, 2020. As of December 31, 2013, $199 million principal amount of Term Loan B-1 was outstanding, net of a $1 million issue discount which is being amortized until the Term Loan B-1 matures and $465 million principal amount of Term Loan B-2 was outstanding, net of a $2 million issue discount which is being amortized until the Term Loan B-2 matures.

Guarantees and collateral. The indebtedness, obligations and liabilities under the Term Loan Facility are unconditionally guaranteed jointly and severally on a senior secured basis by the Company and certain of its current and future U.S. subsidiaries, and are secured, subject to permitted liens and other exceptions and exclusions, by a first-priority lien on substantially all tangible and intangible assets of the borrower and each guarantor (including (i) a perfected pledge of all of the capital stock of the borrower and each direct, wholly-owned material subsidiary held by the borrower or any guarantor (subject to certain limitations with respect to foreign subsidiaries) and (ii) perfected security interests in, and mortgages on, equipment, general intangibles, investment property, intellectual property, material fee-owned real property, intercompany notes and proceeds of the foregoing) except for certain excluded assets and the collateral securing the ABL Revolver on a first priority basis, and a second-priority lien on the collateral securing the ABL Revolver on a first-priority basis.

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

Interest Rates. Outstanding borrowings under the Term Loan Facility accrue interest at an annual rate of interest equal to (i) a base rate plus the applicable spread or (ii) a LIBOR rate plus the applicable spread. The applicable margin for borrowings under the Term Loan B-1 is 1.75% with respect to base rate borrowings and 2.75% with respect to LIBOR rate borrowings, and the applicable margin for borrowing under the Term Loan B-2 is 2.50% with respect to base rate borrowings and 3.50% with respect to LIBOR rate borrowings. The LIBOR rate is subject to a floor of 0.75% per annum with respect to Term Loan B-1 and 1.25% per annum with respect to Term Loan B-2. Overdue principal with respect to the Term Loans will bear interest at a rate 2.00% in excess of the otherwise applicable rate of interest and other overdue amounts with respect to the Term Loans will bear interest at a rate of 2.00% in excess of the rate applicable to base rate borrowings.

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

Deferred Financing

During the second quarter of 2013, we recorded a write-off of $5 million to interest expense for unamortized deferred financing costs associated with the redemption of our Secured Notes and Subordinated Notes. We also recorded during the second quarter of 2013 a write-off of $3 million to interest expense for the replacement of our Old ABL Revolver with a new ABL Revolver. In addition, we recorded $14 million in total deferred financing costs related to the issuance of our Senior Notes and Term Loans as part of the refinancing and $1 million in total deferred financing costs associated with the ABL Revolver. The unamortized deferred financing costs will be charged to interest expense over the next eight years for the Senior Notes, seven years for Term Loan B-2, five years for the ABL Revolver and three years for Term Loan B-1.

During the second quarter of 2012, we recorded a write-off of less than $1 million to interest expense for unamortized deferred financing costs associated with the redemption of $22.5 million of the Secured Notes. Additionally, we recorded $1 million in total deferred financing costs related to our Old ABL Revolver.

The following table summarizes the deferred financing activity from December 31, 2012 to December 30, 2013:

(Dollars in millions)
Balance at December 31, 2012	$15
Amortization	(4)
Write-off of unamortized deferred financing costs	(8)
Deferred financing costs	15

Balance at December 31, 2013	$18

Subsequent Event

On February 4, 2014, we entered into (i) the First Amendment to the Credit Agreement dated as of February 4, 2014 (the “Term Loan Amendment”), among Affinia Group Intermediate Holdings Inc., Affinia Group Inc., JP Morgan Chase Bank, NA, as administrative agent and the lenders party thereto and (ii) the First Amendment to the ABL Credit Agreement dated as of February 4, 2014 (the “ABL Amendment”), among Affinia Group Intermediate Holdings Inc., Affinia Group Inc., certain subsidiaries party thereto, the lenders party thereto and Bank of America, N.A, as administrative agent. The Term Loan Amendment and the ABL Amendment are referred to herein collectively as the “Amendments.”

The Amendments, among other things, amend certain negative covenants to permit the sale of the Chassis group and to permit certain restricted payments and loans and advances to Affinia Group Holdings Inc. The Term Loan Amendment also amends certain prepayment terms in connection with the Chassis sale.

The ABL Amendment contains additional amendments which, among other things, (i) reduce the dominion threshold to the greater of 12.5% of the total borrowing base and $12.5 million and (ii) amend the trigger period such that, commencing on the day that an event of default occurs or availability under the ABL Revolver is less than the greater of 10.0% of the total borrowing base and $10.0 million and continuing until no event of default has existed and availability under the ABL Revolver has been greater than such thresholds at all times, in each case, for 30 consecutive days, the Company is required to maintain a Fixed Charge Coverage Ratio of at least 1.0x measured for the last 12-month period.

Note 10. Accounts Receivable Factoring

We have agreements with third party financial institutions to factor certain receivables on a non-recourse basis. The terms of the factoring arrangements provide for the factoring of certain U.S. Dollar-denominated or Canadian Dollar-denominated receivables, which are purchased at the face value amount of the receivable discounted at the annual rate of LIBOR plus a spread on the purchase date. The amount factored is not contractually defined by the factoring arrangements and our use will vary each month based on the amount of underlying receivables and the cash flow needs of the Company. During 2012, the total accounts receivable factored was $668 million and the cost incurred on factoring was $5 million, which includes our Chassis group and our Brake North America and Asia group. During 2013, the total accounts receivable factored was $541 million and the cost incurred on factoring was $4 million, which includes our Chassis group. Accounts receivable factored by us are accounted for as a sale and removed from the balance sheet at the time of factoring and the cost of the factoring is presented in either Other income (loss), net, or Income (loss) from discontinued operations, net of tax, if it relates to our Chassis Group and our Brake North America and Asia group.

Note 11. Stock Incentive Plan

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

	At December 31,
	2012	2013
Restricted stock units	242,000	205,508
Stock options	26,835	26,355
Deferred compensation shares	30,235	37,744
Stock award	163	163
Shares available	50,767	80,230

Number of shares of common stock subject to awards	350,000	350,000

Stock Options

As of December 31, 2013, 23,355 stock options had been awarded, all of which were vested. Pursuant to the terms of the 2005 Stock Plan, each option expires August 1, 2015. The exercise price was $100 per option but was reduced to $62.87 during 2013.

We account for our employee stock options under the fair value method of accounting using a Black-Scholes model to measure stock-based compensation expense at the date of grant. Dividend yields were not a factor because there were no cash dividends declared during 2011 and 2012. Although a dividend of $352 million was declared in 2013, there were no grants issued during the year hence there was no effect on the dividend yield. Our weighted-average Black-Scholes fair value assumptions include:

	2011	2012	2013
Weighted-average effective term	5.1 years	5.1 years	5.1 years
Weighted-average risk free interest rate	4.34%	4.34%	4.33%
Weighted-average expected volatility	39.9%	39.9%	40.0%
Weighted-average fair value of options (Dollars in millions)	$1	$1	$1

The fair value of the stock option grants is amortized to expense over the vesting period. The Company reduces the overall compensation expense by a turnover rate consistent with historical trends. Stock-based compensation expense, which was recorded in selling, general and administrative expenses, and tax related income tax benefits were nil for 2011, 2012 and 2013.

Options
Outstanding at January 1, 2011	34,062
Granted	1,550
Exercised	(2,000)
Exchanged	(825)
Forfeited/expired	(4,107)

Outstanding at December 31, 2011	28,680
Forfeited/expired	(4,845)

Outstanding at December 31, 2012	23,835
Forfeited/expired	(480)

Outstanding at December 31, 2013	23,355

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

On December 23, 2011, Affinia Group Holdings Inc. completed another Option Exchange. The Option Exchange election period commenced on December 1, 2011 and expired on December 23, 2011. The completion of the Option Exchange for the RSUs occurred on December 23, 2011 with 100% of the two eligible option holders electing to participate. Affinia Group Holdings Inc. accepted for exchange options to purchase a total of 825 shares of Affinia Group Holdings Inc.’s common stock. All surrendered options were cancelled in exchange for RSUs. The options had been fully expensed by the exchange date. The total RSUs issued on December 23, 2011 covered 4,000 shares of Affinia Group Holdings Inc.’s common stock.

Restricted Stock Units

The RSUs granted in connection with the Option Exchanges are governed by the 2005 Stock Plan and a new Restricted Stock Unit Award Agreement.

The RSUs are subject to performance-based and market-based vesting provisions, which differ from the performance and time-based vesting provisions applicable to the exchanged stock options. The RSUs will vest if (i) the RSU holder remains employed with Affinia Group Holdings Inc. on the date that either of the following vesting conditions occurs and (ii) either of the following vesting conditions occurs on or prior to the date on which Cypress ceases to hold any remaining Affinia Group Holdings Inc. common stock:

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

Since the original issue date, the Brake North America and Asia group was distributed on November 2012 and a dividend recapitalization transaction was undertaken in April 2013. These two actions had an impact on the calculation of the overall return to the Holdings’ shareholders. In December 2013, our board of directors approved including the distribution of the Brake North America and Asia group and the recapitalization proceeds that were distributed to Holdings’ shareholders in reducing the Cypress Scenario and IPO Scenario vesting points. The Board approved these two events to reduce the vesting points from $225 to $159.30 under the IPO Scenario and from $200 to $141.60 under the Cypress Scenario.

Additionally, there were 106,369 RSUs granted to the RSU holders in 2013. The existing RSU holders were granted an additional 92,245 RSUs to compensate the holders for the diminished value arising from the distribution of the Brake North America and Asia group and the April 2013 distribution to the Holdings’ shareholders.

In addition, during 2013, 14,124 new RSUs were granted to a new employee. The new employee received 7,062 RSUs based on the same performance conditions as the previously issued RSUs. The employee also received 7,062 time-based RSUs which will vest in four equal annual installments from the anniversary date of the employee’s commencement of employment, which was October of 2013.

During 2013, we had 142,861 RSUs either expire or forfeit. In relation to the closure of the corporate headquarters, in Ann Arbor, MI, several employees elected to forfeit 92,514 unvested RSUs in exchange for a payment equal to thirty percent of the anticipated value of such RSU holder’s RSUs upon the occurrence of a Cypress Scenario vesting event. It is anticipated that the severance payment will be made in 2014 for approximately $4 million, which will be recorded in selling, general and administrative expenses. In connection with the distribution of our Brake North America and Asia group to the shareholders of Holdings, our Board of Directors determined that the distribution would constitute a “Qualifying Termination” under each of the RSU agreements held by employees of the Brake North America and Asia group. Each of these RSU agreements expired on November 30, 2013, and the RSUs were forfeited with the exception of one employee, whose RSU agreement expires on November 30, 2014.

As of December 31, 2013, 205,508 RSUs had been awarded and remained outstanding, none of which have vested. We estimated the fair value of our performance based RSUs under a market-based Monte Carlo simulation model on the date of the recent modifications. Our weighted-average Monte Carlo fair value assumptions include:

	Cypress Scenario	IPO Scenario
Effective term	0.44 years	0.04 years
Fair value of an RSU	$135.49	$141.86
Expected expense (Dollars in millions)	$27	$28

We estimate that the fair value of our time based RSUs using a market-based Monte Carlo simulation model on the date of the grant is approximately $1 million.

In the event that either of the performance-based conditions (Cypress Scenario or IPO Scenario) are met, the fair value of the RSUs will be recognized in stock-based compensation expense either 1) pro rata over the requisite service term including a cumulative catch-up related to service provided through the date the performance condition is met or 2) in full once the respective market-based condition is met or 3) in full if the requisite service period has already passed when the performance condition is met. Stock-based compensation expense, which would be recorded in selling, general and administrative expenses, and tax related income tax benefits was not recorded for 2013 as neither of the performance conditions have been met. If the performance condition is met on the 205,508 RSUs the amount of expense we would have to record is $17 million under the Cypress scenario or $18 million under the IPO scenario and the distributed Brake North America and Asia company would record expense related to the 70,621 RSUs granted to its employee.

RSUs
Outstanding at January 1, 2011	239,000
Issued per Option Exchange	4,000
Granted	3,000
Forfeited/expired	(4,000)

Outstanding at December 31, 2011	242,000
Granted	—
Forfeited/expired	—

Outstanding at December 31, 2012	242,000
Granted	106,369
Forfeited/expired	(142,861)

Outstanding at December 31, 2013	205,508

Deferred Compensation Plan

We started a deferred compensation plan in 2008 that permits executives to defer receipt of all or a portion of the amounts payable under our non-equity incentive compensation plan. All amounts deferred are treated solely for purposes of the plan to have been notionally invested in the common stock of Affinia Group Holdings Inc. As such, the accounts under the plan will reflect investment gains and losses associated with an investment in the Affinia Group Holdings Inc.’s common stock. We match 25% of the deferral with an additional notional investment in common stock of Affinia Group Holdings Inc., which is subject to vesting as provided in the plan. Deferred compensation expense, which was recorded in selling, general and administrative expenses, and tax related income tax benefits were $2 million for 2011, $1 million for 2012 and $2 million for 2013.

Note 12. Income Tax

The components of the income tax provision (benefit) from continuing operations are as follows:

(Dollars in millions)	Year Ended December 31, 2011	Year Ended December 31, 2012	Year Ended December 31, 2013
Current:
U.S. federal	$—	$—	$—
U.S. state and local	1	—	—
Non-United States	17	19	24

Total current	18	19	24
Deferred:
U.S. federal & state	7	26	(8)
Non-United States	3	—	6

Total deferred	10	26	(2)

Income tax provision	$28	$45	$22

The income tax provision was calculated based upon the following components of income from continuing operations before income tax provision, equity in income, net of tax, and noncontrolling interest:

(Dollars in millions)	Year Ended December 31, 2011	Year Ended December 31, 2012	Year Ended December 31, 2013
United States	$(38)	$(27)	(75)
Non-United States	87	86	104

Income from continuing operations before income tax provision, equity in income, net of tax and noncontrolling interest	$49	$59	$29

Deferred tax assets (liabilities) consisted of the following:

(Dollars in millions)	At December 31, 2012	At December 31, 2013
Deferred tax assets:
Net operating and other loss carryforwards	$139	$130
Inventory reserves	10	8
Expense accruals	14	41
Other	3	7

Subtotal	166	186
Valuation allowance	(22)	(31)

Deferred tax assets	144	155
Deferred tax liabilities:
Depreciation & amortization	2	11
Foreign earnings	25	23
Other liabilities	—	4

Deferred tax liabilities	27	38

Net deferred tax assets	$117	$117

Balance Sheet Presentation:
Current deferred taxes	$13	$39
Deferred income taxes	106	80
Deferred employee benefits & other noncurrent liabilities	(2)	(2)

Net deferred tax assets	$117	$117

Valuation allowances are provided for deferred tax assets whenever the realization of the assets is not deemed to meet a more likely than not standard. Accordingly, valuation allowances have been provided for net operating losses and other loss carryforwards in certain non-U.S. countries and U.S. states. In addition there are valuation allowances provided on certain U.S. credit carryforwards. U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such temporary differences totaled $72 million at December 31, 2013. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable.

The effective income tax rate differs from the U.S. federal income tax rate for the following reasons:

	Year Ended December 31, 2011	Year Ended December 31, 2012	Year Ended December 31, 2013
U.S. federal income tax rate	35.0%	35.0%	35.0%
Increases (reductions) resulting from:
State and local income taxes, net of federal income tax benefit	-3.3	1.1	-5.5
Valuation allowance	5.5	-1.0	6.2
Non-U.S. income	-18.8	-14.3	-40.8
U.S. Permanent Differences(1)	23.9	45.0	66.7
Unrecognized Tax Benefits(2)	—	—	23.6
Unremitted Earnings	15.2	11.5	-8.3
Miscellaneous items	0.0	-0.8	0.0

Effective income tax rate	57.5%	76.5%	76.9%

(1)	The U.S. Permanent Differences affecting the tax rate were primarily the result of deemed distributions from foreign subsidiaries.
(2)	The 2013 tax rate was negatively impacted by the recognition of an uncertain tax position resulting from an unfavorable ruling impacting our international operations.

At the end of 2013, federal domestic net operating loss carryforwards were $301 million. Of these, $12 million expire in 2024, $13 million expire in 2025, $37 million expire in 2026, $35 million expire in 2027, $76 million expire in 2028, $62 million expire in 2029, $33 million expire in 2030, $21 million expire in 2031, $11 million expire in 2032 and $1 million expire in 2033. At the end of 2013, state domestic net operating loss carryforwards were estimated to be $205 million, the majority of which expire between 2023 and 2033. At the end of 2013, foreign net operating loss carryforwards were $15 million and expire as follows: $2 million in 2014, $2 million in 2015, $4 million in 2016, $4 million in 2017 and $3 million in 2018. Realization of the tax benefits associated with loss carryforwards is dependent on generating sufficient taxable income prior to their expiration.

The following table summarizes the activity related to our unrecognized tax benefits:

(Dollars in millions)
Balance at January 1, 2011	$2
Increases to tax positions	—
Decreases to tax positions	—

Balance at January 1, 2012	$2
Increases to tax positions	—
Decreases to tax positions	(1)

Balance at January 1, 2013	$1
Increases to tax positions	7
Decreases to tax positions	—

Balance at December 31, 2013	$8

Included in the balance of unrecognized tax benefits at December 31, 2013, is $8 million of tax benefits that, if recognized, would affect the effective tax rate. The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties as part of the income tax provision. As of December 31, 2013, the Company’s accrual for interest and penalties is $1 million, and the Company’s accrual for income tax expense is $8 million. The increase in 2013 is attributable to a recent ruling impacting our international operations.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. For jurisdictions in which the Company transacts significant business, tax years ending December 31, 2004 and later remain subject to examination by tax authorities. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

Note 13. Property, Plant and Equipment

The following table breaks out the property, plant and equipment in further detail:

	December 31,
(Dollars in millions)	2012	2013
Property, plant and equipment
Land and improvements to land	$8	$7
Buildings and building fixtures	55	54
Machinery and equipment	159	167
Software	21	17
Construction in progress	9	16

	252	261
Less: Accumulated depreciation	(133)	(138)

	$119	$123

Depreciation is recognized on a straight-line basis over an asset’s estimated useful life. The depreciation expense from continuing operations was $15 million, $18 million, and $18 million for 2011, 2012, and 2013, respectively.

Note 14. Other Accrued Expenses

The following table breaks out the other accrued expenses in further detail:

	December 31,
(Dollars in millions)	2012	2013
Taxes other than income taxes	$11	$14
Interest payable	10	4
Return reserve	8	6
Tax deposit payable	5	9
Accrued legal and professional fees	4	16
Accrued promotions and defective product	4	1
Accrued selling and marketing	3	2
Accrued freight	3	2
Accrued commissions expense	3	2
Accrued workers compensation	2	1
Accrued restructuring	1	5
Other	14	16

	$68	$78

The other accrued expenses primarily consist of accrued utilities and other miscellaneous accruals.

A reconciliation of the changes in our return reserves is as follows beginning with January 1, 2011:

	December 31,
(Dollars in millions)	2011(1)	2012(2)	2013(3)
Beginning balance January 1	$17	$11	$8
Amounts charged to revenue	45	23	19
Returns processed	(45)	(26)	(15)
Classified to discontinued operations	(6)	—	(6)

Ending balance December 31	$11	$8	$6

(1)	Includes our Brake North America and Asia group, which is classified as discontinued operations that had amounts charged to revenue of $22 million in 2011 and returns processed of $24 million in 2011. The return reserve as of December 31, 2010 includes $8 million in our Brake North America and Asia group, which is included in the total opening balance of $17 million. The return reserve as of December 31, 2011 excludes $6 million in our Brake North America and Asia group, which is classified in current liabilities of discontinued operations.
(2)	Excludes our Brake North America and Asia group, which is classified as discontinued operations that had amounts charged to revenue of $15 million in 2012 and returns processed of $21 million in 2012. The return reserve as of December 31, 2011 excludes $6 million in our Brake North America and Asia group, which is classified in current liabilities of discontinued operations.
(3)	Includes our Chassis group, which is classified as discontinued operations that had amounts charged to revenue of $9 million in 2013 and returns processed of $6 million in 2013. The return reserve as of December 31, 2013 excludes $6 million in our Chassis group, which is classified in current liabilities of discontinued operations.

Note 15. Commitments and Contingencies

At December 31, 2013, the Company had purchase commitments for property, plant and equipment of approximately $8 million.

The Company had future minimum rental commitments under non-cancelable operating leases in continuing operations of $50 million and $4 million in discontinued operations at December 31, 2013, with future rental payments of:

(Dollars in millions)	Operating Leases
2014	$9
2015	8
2016	7
2017	7
2018	7
Thereafter	12

Total	$50

The leases do not contain restrictions on future borrowings. There are no significant lease escalation clauses or purchase options. Rent expense from continuing operations was $9 million, $9 million and $10 million in 2011, 2012 and 2013, respectively.

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

On January 28, 2013, Walker Morris, counsel for Neovia notified us that Quinton Hazell Automotive Limited (“QHAL”) intended to appoint administrators (comparable to a bankruptcy filing in the United States) and that Neovia may pursue a claim against us for liabilities arising out of a Logistics Services Agreement dated May 5, 2006 among Neovia, QHAL and Affinia Group Inc. (the “LSA”). In connection with our prior sale of QHAL and its related companies to Klarius Group Ltd. (“KGL”), Affinia Group Inc. assigned the LSA to KGL, KGL agreed to indemnify Affinia Group Inc. against any liability under the LSA and the other companies in the QHAL group agreed to provide a guarantee to Affinia Group Inc. against these liabilities. KGL and QHAL have both appointed administrators. By letter dated February 15, 2013, Neovia, through its counsel Walker Morris, notified us that Neovia is asserting a claim against Affinia Group Inc. for liabilities arising under the LSA, including asserted unpaid invoices totaling 5.7 million pounds. On March 28, 2013, we were served with a demand for arbitration by Neovia. In the first quarter of 2014, we settled the claim for approximately $11 million including legal expenses. We have a $10 million reserve recorded as of December 31, 2013 for Neovia.

The Company has various accruals for civil liability, including product liability, and other costs. If there is a range of equally probable outcomes, we accrue at the lower end of the range. The Company had $1 million and $13 million accrued as of December 31, 2012 and December 31, 2013, respectively. In addition, we have various other claims that are reasonably possible of occurrence that range from less than $1 million to $10 million in the aggregate. There are no recoveries expected from third parties.

The Company has commenced a review of certain allegations that have arisen in connection with business operations involving our subsidiaries in Poland and Ukraine. The allegations raise issues involving potential improper payments in connection with governmental approvals, permits, or other regulatory areas and possible conflicts of interest. The review is being supervised by the Audit Committee of our Board of Directors, and is being conducted with the assistance of outside professionals. The review is at an early stage and no determination can yet be made as to whether the Company, in connection with the circumstances surrounding the review, may become subject to any fines, penalties and/or other charges imposed by any governmental authority, or any other damages or costs that may arise in connection with those circumstances. The Company has voluntarily self-reported on these matters to the U.S. Department of Justice and the U.S. Securities and Exchange Commission and intends to fully cooperate with these agencies in their review.

During the first quarter of 2007 we signed a letter of credit in connection with a real estate lease. ASC 460, “Guarantees”, requires that this letter of credit be accounted for as a guarantee. The fair value of this guarantee as of December 31, 2013 was less than $1 million and is included in other noncurrent liabilities and other long-term assets.

Note 16. Restructuring of Operations

The restructuring charges consist of employee termination costs, other exit costs and impairment costs. Severance costs are being accounted for in accordance with ASC Topic 420, “Exit or Disposal Cost Obligations” and ASC Topic 712, “Compensation—Nonretirement Postemployment Benefits.” The restructuring costs in 2011 and 2012 relate to our Chassis group, Brake North America and Asia Group and the corporate office. On October 15, 2013, we announced we will relocate our Ann Arbor, MI corporate headquarters to Gastonia, NC, which is the home of our Filtration segment. We recorded an accrual of over $4 million as of December 31, 2013 related to the relocation. The transition to the new corporate headquarters will occur in phases during 2014. The following summarizes the restructuring charges and activity for the Company:

Accrued Restructuring

(Dollars in millions)	Total
Balance at December 31, 2011(1)	$2
Charges to expense:
Employee termination benefits	1
Asset write-offs expense	—
Other expenses	1

Total restructuring expenses	2
Cash payments and asset write-offs:
Cash payments	(2)
Asset retirements and other	(1)

Balance at December 31, 2012	$1
Charges to expense:
Employee termination benefits	6
Cash payments and asset write-offs:
Cash payments	(2)

Balance at December 31, 2013	$5

(1)	The accrued restructuring as of December 31, 2011 excludes $1 million in our Brake North America and Asia group, which is classified in current liabilities of discontinued operations.

At December 31, 2013, no restructuring charges remained in accrued liabilities, relating to wage and healthcare continuation for severed employees and other termination costs. These remaining benefits were paid during 2013. The following table shows the restructuring expenses by reportable segment:

(Dollars in millions)	2011	2012	2013
Affinia South America segment	$—	$1	$—
Corporate, eliminations and other	—	—	6

Total from continuing operations	$—	$1	$6
Discontinued Operations	12	20	—

Total	$12	$21	$6

Note 17. Related Party Transactions

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

Affinia and BPI entered into a transition services agreement (“TSA”) and a product distribution agreement effective with the distribution on November 30, 2012. The TSA provides for certain administrative and other services and support to be provided by us to BPI and to be provided by BPI to us. Most of the transition services expired during 2013 but the distribution services under the product distribution agreement continued to be provided by BPI to our Chassis group. The TSAs and the distribution services were established as arm length transactions and are intended for the contracting parties to recover costs of the services. Additionally, BPI is temporarily providing distribution services for our chassis products. BPI charged us in the month of December 2012 less than $1 million and $9 million in 2013 for distribution services and transition services. Affinia charged BPI $2 million for transition services in the month of December 2012 and $14 million in 2013. As of December 31, 2012, we had accounts receivable of $1 million and accounts payable of $1 million related to the TSA. As of December 31, 2013, we have accounts receivable and accounts payable of less than $1 million related to the TSA.

Mr. John M. Riess, one of our Board members, is the parent of J. Michael Riess, who is currently employed with Genuine Parts Company (NAPA) as president of a distribution facility. NAPA is the Company’s largest customer as a percentage of total net sales from continuing operations. NAPA accounted for 22%, 23% and 22% of our total net sales from continuing operations for the years ended December 31, 2011, 2012 and 2013, respectively.

In 2010, Mr. Zhang Haibo, 15% owner of Affinia Hong Kong Limited (“AHK”), loaned $1.4 million to AHK, a Brake North America and Asia group entity, to facilitate the establishment of a new subsidiary, Affinia Qingdao Braking Systems Co. Ltd., a new friction company in China with the intention of manufacturing friction products and distributing these products in Asia and North America. AHK owns 100% of the subsidiary. The contribution agreement had not been finalized as of December 31, 2010, but the cash had been received by AHK, as such we have recorded the $1.4 million as related party debt. In 2011, the contribution agreement had been finalized and the related party debt had been transferred to accumulated paid-in capital. This entity is no longer owned because it was distributed as part of the Brake North America and Asia group distribution in 2012.

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

Effective July 1, 2012, we, along with Affinia Group Holdings Inc. and Affinia Group Inc., entered into an amendment to the Advisory Agreement with Torque Capital Group LLC for services related to corporate strategy, finance, investments and such other services as we may request from time to time. Mr. Joseph E. Parzick, one of our directors, is a managing partner of Torque Capital Group LLC. The Advisory Agreement was amended to change the expiration date of the obligation to pay the quarterly fee from June 30, 2012 to March 31, 2013. Subsequently, in accordance with the terms of the Advisory Agreement, the Company terminated its obligation to pay the quarterly fee effective December 31, 2012. Additionally, Mr. Parzick resigned as a director effective May 31, 2013.

Effective January 1, 2011, we, along with Affinia Group Holdings Inc. and Affinia Group Inc., entered into an Advisory Agreement with Cypress Advisors, Inc. for services related to corporate strategy, finance, investments and such other services as we may request from time to time. Mr. James A. Stern, one of our directors, is a managing director of Cypress Advisors, Inc. In connection with the Advisory Agreement, we, along with Affinia Group Holdings Inc. and Affinia Group Inc., have paid a quarterly fee of $100,000 for six calendar quarters expiring June 30, 2012.

The general manager of our Poland operations receives his compensation through a third-party management company in Poland, which is owned by the general manager. The management company received $0.4 million and $0.5 million in 2012 and 2013 for services rendered by the general manager.

Jartom Company provides metal components, cardboard and other services to our Poland operations. We purchased $2 million in product and services from Jartom in 2012 and 2013. One of the partners of Jartom Company is the brother to the general manager of the Poland operations.

Note 18. Segment Information

The Company’s operating segments are based on how the Chief Operating Decision Maker (“CODM”) makes decisions about assessing performance and allocating resources. As such, the CODM receives discrete financial information for the Company’s three operating segments. However, as of December 31, 2013 the Chassis group was classified into current assets of discontinued operations. Consequently, as of December 31, 2013, we have two operating segments that are included in continuing operations. The Brake North America and Asia group was classified into discontinued operations in 2011. Our Chassis group and Brake North America and Asia group were classified as discontinued operations and, as such, is not presented in the net sales and operating profit segment tables below. See “Note. 3 Discontinued Operations—Chassis.” and “Note 4. Discontinued Operation—Brake.” With the Chassis group being classified into discontinued operations management determined that the Filtration and Affinia South America segments should be segregated into separate segments rather than being aggregated into the On and Off-Highway segment as they had in previous years. Management believes that this presentation provides more meaningful information about this business based on the current composition. Accordingly, all prior periods have been reclassified to conform to current period presentation.

The Company evaluates the performance of its segments based primarily on revenue growth and operating profit. Segment net sales, operating profit, total assets, depreciation and amortization and capital expenditures are disclosed below. The allocation of income taxes is not evaluated at the segment level. Amounts associated with the aforementioned discontinued operations are excluded from the amounts below.

(Dollars in millions)	Net Sales			Operating Profit
	2011	2012	2013	2011	2012	2013
Filtration segment	$801	$831	$902	$105	$122	$132
Affinia South America segment	469	430	459	34	32	36
Corporate, eliminations and other	(4)	(2)	—	(27)	(34)	(50)

	$1,266	$1,259	$1,361	$112	$120	$118

(Dollars in millions)	Total Assets
	2012	2013
Filtration segment	$343	$405
Affinia South America segment	226	220
Corporate, eliminations and other	240	243
Chassis group(1)	151	—
Assets of discontinued operations(1)	—	141

	$960	$1,009

(1)	The amounts related to the Chassis group are classified in the current assets of discontinued operations in 2013.

(Dollars in millions)	Depreciation and Amortization			Capital Expenditures
	2011	2012	2013	2011	2012	2013
Filtration segment	$13	$14	$15	$22	$12	$22
Affinia South America segment	2	3	3	5	5	5
Corporate, eliminations and other	8	5	3	—	—	—

Total from continuing operations	23	22	21	27	17	27
Discontinued operations	16	2	1	28	10	4

	$39	$24	$22	$55	$27	$31

Net sales by geographic region were as follows:

(Dollars in millions)	Year Ended December 31, 2011	Year Ended December 31, 2012	Year Ended December 31, 2013
Brazil	$438	$389	$411
Canada	45	47	47
Poland	147	146	161
Other Countries	93	122	164

Total Other Countries	723	704	783
United States	543	555	578

	$1,266	$1,259	$1,361

Long-lived assets by geographic region were as follows:

(Dollars in millions)	December 31, 2012	December 31, 2013(1)
China	$17	$18
Brazil	14	14
Poland	29	30
Other Countries	9	12

Total other countries	69	74
United States	177	130

	$246	$204

(1)	Long-lived assets as of December 31, 2013 exclude $52 million in our Chassis group, which is classified in current assets of discontinued operations.

Net sales by geographic area were determined based on origin of sale. Geographic data on long-lived assets are comprised of property, plant and equipment, goodwill, other intangible assets and deferred financing costs.

Note 19. Venezuelan Operations

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

Effective January 1, 2010, we changed the rate used to re-measure our Venezuelan subsidiary’s transactions and balances from the official exchange rate of 2.15 VEF to the U.S. Dollar to the parallel market rate, which ranged between 5.30 and 7.70 VEF to the U.S. Dollar during 2010. The one-time devaluation had a $2 million negative impact on our pre-tax net income. As described above, during the second quarter of 2010, we changed the rate used to re-measure our Venezuelan subsidiary’s transactions to the SITME rate of 5.30 VEF to the U.S. Dollar and the rate remained at that level in 2011.

On February 8, 2013, the Venezuelan government announced another devaluation of the currency to 6.30 VEF per U.S. Dollar and it eliminated the parallel market rate. The devaluation had a $3 million negative impact on our pre-tax net income.

For 2011, our Venezuelan subsidiary represented approximately 2% of our consolidated net sales and it had a net income attributable to the Company of $3 million. For 2012, our Venezuelan subsidiary represented approximately 3% of our consolidated net sales and it had a net income attributable to the Company of less than $1 million. For 2013, our Venezuelan subsidiary represented approximately 5% of our consolidated net sales and it had a net income attributable to the Company of $5 million. The Venezuelan subsidiary also had $15 million and $28 million of total assets and $12 million and $18 million of total liabilities as of December 31, 2012 and 2013, respectively.

Note 20. Financial Information for Guarantors and Non-Guarantors

Affinia Group Intermediate Holdings Inc. (presented as “Parent” in the following schedules), through its 100% owned subsidiary, Affinia Group Inc. (presented as Issuer in the following schedules), issued $250 million of Senior Notes on April 25, 2013. As of December 31, 2013, there were $250 million of Senior Notes outstanding. The notes were offered only to qualified institutional buyers and certain persons in offshore transactions

The Senior Notes are fully, irrevocably, unconditionally and jointly and severally guaranteed on a senior unsecured basis. The Senior Notes are general obligations of the Issuer and guaranteed by the Parent and the Guarantors. The following information presents Condensed Consolidating Statements of Operations for the years ended December 31, 2011, December 31, 2012 and December 31, 2013, Condensed Consolidating Statements of Comprehensive Income for the years ended December 31, 2011, December 31, 2012 and December 31, 2013, Condensed Consolidating Balance Sheets as of December 31, 2012 and December 31, 2013 and Condensed Consolidating Statements of Cash Flows for the years ended December 31, 2011, December 31, 2012 and December 31, 2013 of (1) the Parent, (2) the Issuer, (3) the Guarantors, (4) the Non-Guarantors, and (5) eliminations to arrive at the information for the Company on a consolidated basis. Other separate financial statements and other disclosures concerning the Parent and the Guarantors are not presented because management does not believe that such information is material to investors.

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Operations

For the Year Ended December 31, 2011

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated total
Net sales	$—	$—	$595	$997	$(326)	$1,266
Cost of sales	—	—	(480)	(825)	326	(979)

Gross profit	—	—	115	172	—	287
Selling, general and administrative expenses	—	(26)	(64)	(85)	—	(175)

Operating (loss) profit	—	(26)	51	87	—	112
Other income (loss), net	—	—	(3)	7	—	4
Interest expense	—	(66)	—	(1)	—	(67)

Income (loss) from continuing operations before income tax provision, equity in income, net of tax and noncontrolling interest	—	(92)	48	93	—	49
Income tax provision	—	(11)	8	(25)	—	(28)
Equity in income (loss), net of tax	(73)	30	55	—	(12)	—

Net income (loss) from continuing operations	(73)	(73)	111	68	(12)	21
Loss from discontinued operations, net of tax	—	—	(80)	(13)	—	(93)

Net income (loss)	(73)	(73)	31	55	(12)	(72)
Less: net income attributable to noncontrolling interest, net of tax	—	—	1	—	—	1

Net income (loss) attributable to the Company	$(73)	$(73)	$30	$55	$(12)	$(73)

Guarantor Condensed

Consolidating Statement of Comprehensive Income (Loss)

For the Year Ended December 31, 2011

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated total
Net income (loss)	$(73)	$(73)	$31	$55	$(12)	$(72)
Other comprehensive loss, net of tax:
Pension liability adjustment	(1)	(1)	—	(1)	2	(1)
Change in foreign currency translation adjustments	(32)	(32)	—	(32)	64	(32)

Total other comprehensive loss	(33)	(33)	—	(33)	66	(33)

Total comprehensive income (loss)	(106)	(106)	31	22	54	(105)
Less: comprehensive income attributable to noncontrolling interest, net of tax	—	—	1	—	—	1

Comprehensive income (loss) attributable to the Company	$(106)	$(106)	$30	$22	$54	$(106)

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Operations

For the Year Ended December 31, 2012

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated total
Net sales	$—	$—	$609	$997	$(347)	$1,259
Cost of sales	—	—	(490)	(824)	347	(967)

Gross profit	—	—	119	173	—	292
Selling, general and administrative expenses	—	(45)	(46)	(81)	—	(172)

Operating (loss) profit	—	(45)	73	92	—	120
Loss on extinguishment of debt	—	(1)	—	—	—	(1)
Other income (loss), net	—	3	(4)	4	—	3
Interest expense	—	(62)	—	(1)	—	(63)

Income (loss) from continuing operations before income tax provision, equity in income, net of tax and noncontrolling interest	—	(105)	69	95	—	59
Income tax provision	—	(21)	2	(26)	—	(45)
Equity in income (loss), net of tax	(103)	23	653	1	(573)	1

Net income (loss) from continuing operations	(103)	(103)	724	70	(573)	15
Income (loss) from discontinued operations, net of tax	—	—	(701)	584	—	(117)

Net income (loss)	(103)	(103)	23	654	(573)	(102)
Less: net income attributable to noncontrolling interest, net of tax	—	—	—	1	—	1

Net income (loss) attributable to the Company	$(103)	$(103)	$23	$653	$(573)	$(103)

Guarantor Condensed

Consolidating Statement of Comprehensive Income (Loss)

For the Year Ended December 31, 2012

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated total
Net income (loss)	$(103)	$(103)	$23	$654	$(573)	$(102)
Other comprehensive loss, net of tax:
Change in foreign currency translation adjustments	(15)	(15)	—	(15)	30	(15)

Total other comprehensive loss	(15)	(15)	—	(15)	30	(15)

Total comprehensive income (loss)	(118)	(118)	23	639	(543)	(117)
Less: comprehensive income attributable to noncontrolling interest, net of tax	—	—	—	1	—	1

Comprehensive income (loss) attributable to the Company	$(118)	$(118)	$23	$638	$(543)	$(118)

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Operations

For the Year Ended December 31, 2013

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated total
Net sales	$—	$—	$628	$877	$(144)	$1,361
Cost of sales	—	—	(506)	(681)	144	(1,043)

Gross profit	—	—	122	196	—	318
Selling, general and administrative expenses	—	(46)	(63)	(91)	—	(200)

Operating (loss) profit	—	(46)	59	105	—	118
Loss on extinguishment of debt	—	(15)	—	—	—	(15)
Other income (loss), net	—	(2)	1	—	—	(1)
Interest expense	—	(72)	—	(1)	—	(73)

Income (loss) from continuing operations before income tax provision, equity in income, net of tax and noncontrolling interest	—	(135)	60	104	—	29
Income tax provision	—	2	—	(24)	—	(22)
Equity in income, net of tax	10	143	64	(2)	(217)	(2)

Net income from continuing operations	10	10	124	78	(217)	5
Loss from discontinued operations, net of tax	—	—	19	(14)	—	5

Net income	10	10	143	64	(217)	10
Less: net income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—

Net income attributable to the Company	$10	$10	$143	$64	$(217)	$10

Guarantor Condensed

Consolidating Statement of Comprehensive Income (Loss)

For the Year Ended December 31, 2013

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated total
Net income	$10	$10	$143	$64	$(217)	$10
Other comprehensive income (loss), net of tax:
Pension liability adjustment	1	1	—	1	(2)	1
Change in foreign currency translation adjustments	(19)	(19)	—	(19)	38	(19)
Change in fair value of interest rate swaps	9	9	—	—	(9)	9
Less: reclassification adjustments included in net income	(2)	(2)	—	—	2	(2)

Total other comprehensive income (loss)	(11)	(11)	—	(18)	29	(11)

Total comprehensive income	(1)	(1)	143	46	(188)	(1)
Less: comprehensive income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—

Comprehensive income attributable to the Company	$(1)	$(1)	$143	$46	$(188)	$(1)

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

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Balance Sheet

December 31, 2013

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$68	$—	$33	$—	$101
Accounts receivable	—	—	24	117	—	141
Inventories	—	—	87	134	—	221
Other current assets	—	50	—	50	—	100
Current assets of discontinued operations	—	—	138	3	—	141

Total current assets	—	118	249	337	—	704
Investments and other assets	—	122	36	24	—	182
Intercompany investments	(202)	1,196	726	—	(1,720)	—
Intercompany receivables (payables)	—	(672)	247	425	—	—
Property, plant and equipment, net	—	2	50	71	—	123

Total assets	$(202)	$766	$1,308	$857	$(1,720)	$1,009

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$6	$65	$50	$—	$121
Notes payable	—	—	—	23	—	23
Current maturities of long-term debt	—	7	—	—	—	7
Accrued payroll and employee benefits	—	8	3	8	—	19
Other accrued liabilities	—	22	14	42	—	78
Current liabilities of discontinued operations	—	—	29	2	—	31

Total current liabilities	—	43	111	125	—	279
Deferred employee benefits and noncurrent liabilities	—	17	1	6	—	24
Long-term debt net of current maturities	—	907	—	—	—	907

Total liabilities	—	967	112	131	—	1,210
Total shareholder’s equity	(202)	(201)	1,196	726	(1,720)	(201)

Total liabilities and equity	$(202)	$766	$1,308	$857	$(1,720)	$1,009

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

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2012

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated Total
Operating activities
Net cash provided by (used in) operating activities	$—	$151	$(58)	$4	$—	$97
Investing activities
Proceeds from sales of assets	—	—	1	3	—	4
Additions to property, plant, and equipment	—	—	(8)	(19)	—	(27)

Net cash used in investing activities	—	—	(7)	(16)	—	(23)
Financing activities
Net decrease in other short-term debt	—	—	—	(4)	—	(4)
Payments of other debt	—	—	—	(2)	—	(2)
Repayment on Secured Notes	—	(23)	—	—	—	(23)
Net payments of ABL Revolver	—	(110)	—	—	—	(110)
Cash related to the deconsolidation of BPI	—	—	(11)	—	—	(11)
Proceeds from BPI’s new credit facility	—	—	76	—	—	76
Payment of deferred financing costs	—	(1)	—	—	—	(1)
Purchase of noncontrolling interest	—	(3)	—	—	—	(3)

Net cash provided by (used in) financing activities	—	(137)	65	(6)	—	(78)
Effect of exchange rates on cash	—	—	—	1	—	1
Change in cash and cash equivalents	—	14	—	(17)	—	(3)
Cash and cash equivalents at beginning of period	—	9	—	45	—	54

Cash and cash equivalents at end of period	$—	$23	$—	$28	$—	$51

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2013

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Elimination	Consolidated Total
Operating activities
Net cash (used in) provided by operating activities	$352	$61	$17	$21	$(352)	$99
Investing activities
Investments in companies, net of cash acquired	—	—	—	(1)	—	(1)
Additions to property, plant, and equipment	—	(1)	(17)	(13)	—	(31)

Net cash provided by (used in) investing activities	—	(1)	(17)	(14)	—	(32)
Financing activities
Repayment on Secured Notes	—	(195)	—	—	—	(195)
Repayment on Subordinated Notes	—	(367)	—	—	—	(367)
Dividend to Shareholder	(352)	(352)	—	—	352	(352)
Repayment on Term Loans	—	(3)	—	—	—	(3)
Payment of deferred financing costs	—	(15)	—	—	—	(15)
Proceeds from Term Loans	—	667	—	—	—	667
Proceeds from Senior Notes	—	250	—	—	—	250

Net cash provided by financing activities	—	(15)	—	—	—	(15)
Effect of exchange rates on cash	—	—	—	(2)	—	(2)
Change in cash and cash equivalents	—	45	—	5	—	50
Cash and cash equivalents at beginning of period	$—	$23	$—	$28	$—	$51

Cash and cash equivalents at end of period	$—	$68	$—	$33	$—	$101

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2013, the end of the period covered by this annual report.

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

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2013, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during our fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below is certain information concerning the individuals serving as our executive officers and members of our Board, including their ages as of March 31, 2014.

Name	Age	Position
Terry R. McCormack	63	President, Chief Executive Officer and Director (until March 31, 2014)
Steven P. Klueg	45	Senior Vice President and Chief Financial Officer (effective October 21, 2013)
Keith A. Wilson	52	President, Global Filtration Group; President and Chief Executive Officer (effective April 1, 2014)
Jorge C. Schertel	62	President, Affinia Group S.A.
Richard A. Pizarek	58	President, Global Chassis Group
Steven E. Keller	55	Senior Vice President, General Counsel and Secretary
Timothy J. Zorn	61	Vice President, Human Resources
Thomas H. Madden	64	Senior Vice President and Chief Financial Officer (until October 21, 2013)
Patrick M. Manning	41	Vice President, Business Development (until January 15, 2014)
Samuel T. Quick	54	Vice President, Information Technology (until March 15, 2014)
William M. Lasky	66	Director
James S. McElya	66	Director
Donald J. Morrison	53	Director
Joseph A. Onorato	65	Director
John M. Riess	72	Director
James A. Stern	63	Director
Joseph E. Parzick	58	Director (resigned May 31, 2013)

Terry R. McCormack has served as our President, Chief Executive Officer and a Director on our Board since December 1, 2004. He held a variety of positions at Dana from 1974 through July 2000, when he was named President of Dana’s Aftermarket Group, a position he held until November 30, 2004. Mr. McCormack holds a B.S. degree in Psychology from Ball State University. He has completed the Harvard Advanced Management Program. Mr. McCormack is Chairman of the board of directors of Cardone Industries Inc. Mr. McCormack is a member of the board of directors of MEMA. Mr. McCormack formerly served on the boards of the University of North Carolina at Charlotte’s Belk College School of Business and Blue Persuasion, a non-profit organization. Mr. McCormack delivered his resignation to our Board, effective March 31, 2014.

Thomas H. Madden served as our Senior Vice President and Chief Financial Officer from January 1, 2007 until October 21, 2013 and Mr. Madden retired from Affinia on December 31, 2013. Mr. Madden previously served as our Vice President and Chief Financial Officer from December 1, 2004 until December 31, 2006. Mr. Madden formerly served as Vice President and Group Controller for the Aftermarket Group of Dana since 1998. Prior to that date, Mr. Madden held a variety of positions at Dana Corporation, including General Manager of Operations for Dana’s European Drivetrain and Transmission Group from 1989 to 1992. He earned a B.B.A. in Accounting from the University of Toledo. He also attended the University of Michigan Executive Business School. Mr. Madden serves on the board of directors of Ariston Systems, LLC.

Steven P. Klueg has served as our Chief Financial Officer since October 21, 2013. Prior to that, he served as the Chief Financial Officer of ReCommunity. Prior to joining ReCommunity, Mr. Klueg served as Vice President and Treasurer of World Fuel Services Corporation from August 2008 until August 2011. From April 2005 to August 2008, Mr. Klueg was the Assistant Treasurer of Ingersoll Rand Corporation and prior to that held various managerial positions at SPX Corporation, including Assistant Treasurer. Mr. Klueg earned a B. A. degree in Accounting from Ohio University and an M.B.A. from The Ohio State University. In addition, Mr. Klueg is a certified public accountant and a certified managerial accountant.

Keith A. Wilson has served as our President, Global Filtration Group since January 1, 2008, having previously served as President, Under Hood Group from January 1, 2007 until December 31, 2007. Mr. Wilson served as Vice President and General Manager of our Under Hood Group from December 1, 2004 until December 31, 2006. Prior to that, Mr. Wilson had served as Vice President and division manager of Wix Filtration Products Division of Dana. Mr. Wilson earned a B.A. in Marketing and Management from Ball State University and he is a graduate of Dana’s M.B.A. Program. He also served as Chairman of Dana’s Global Environmental Health & Safety Advisory Council. Mr. Wilson has been appointed as our President and Chief Executive Officer effective April 1, 2014.

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

Richard A. Pizarek has served as our President, Global Chassis Group since December 1, 2012, having previously served as Vice-President and General Manager of the Global Chassis Group from September 1, 2010 until November 30, 2012. Prior to that, Mr. Pizarek served as Vice President and General Manager of Affinia’s Asia Operations in Shanghai, China. Mr. Pizarek serves on the Board of Directors of QH Talbros of Delhi, India. Mr. Pizarek earned a B.S. in Mechanical Engineering from Purdue University and an M.B.A. from Indiana University.

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

Patrick M. Manning served as our Vice President, Business Development from January 1, 2009 until his separation from Affinia on January 15, 2014. Mr. Manning previously served as our Director, Business Development from December 1, 2004 until December 31, 2008. Mr. Manning was a Manager of Corporate Development in 2003 and Director of Business Development in 2004 at Dana. Mr. Manning earned a B.S. in Industrial Engineering from the University of Pittsburgh and an M.B.A. from Southern Connecticut State University.

Samuel T. Quick has served as our Chief Information Officer since November 1, 2012. Mr. Quick previously served as Vice President of Information Technology. He joined us in October, 2007, as the leader of IT Applications Development & Support. Prior to joining Affinia, Mr. Quick served in strategic IT roles at Smurfit Stone, Merck, Alcon Laboratories (Nestle), Tyco Healthcare and Moog Automotive. He is currently a member of the Infor Automotive Executive Council and earned a B.S. degree in Business Administration from Fontbonne University. Mr. Quick will no longer be employed by us after March 15, 2014.

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

James S. McElya has served as a director on our Board since January 1, 2011. Mr. McElya is currently Chairman of Cooper Standard Holdings Inc. and its principal operating company, Cooper Standard Automotive. Cooper Standard filed for protection under Chapter 11 of the United States Bankruptcy Code in August 2009 and emerged from the Chapter 11 proceedings in May 2010. Previously, he had served as Chief Executive Officer and also previously as Corporate Vice President of Cooper Tire & Rubber Company, the parent company of Cooper Standard, until 2004. Mr. McElya formerly served on the board of directors of BPI Holdings International Inc. Mr. McElya has also served as President of Siebe Automotive Worldwide and over a 22-year period held various senior management positions with Handy & Harman. Mr. McElya is a past chairman of the Motor Equipment Manufacturers Association (MEMA) and Original Equipment Supplier Association (OESA).

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

Joseph A. Onorato has served as a Director on our Board since December 1, 2004. Mr. Onorato also serves as Chairman of the Audit Committee of our Board. Mr. Onorato was Chief Financial Officer of Echlin, Inc., where he spent 19 years. He served as Treasurer from 1990 to 1994, as Vice President and Treasurer from 1994 to 1997 and as Vice President and Chief Financial Officer from 1997 until the company was acquired by Dana in July 1998. Mr. Onorato served as Senior Vice President and Chief Financial Officer for the Aftermarket Group of Dana from July 1998 until his retirement in September 2000. Mr. Onorato previously worked for PricewaterhouseCoopers LLP. Mr. Onorato also serves on the board of directors of Mohawk Industries Inc. where he is Chairman of the Audit Committee and a member of the Compensation Committee. Mr. Onorato formerly served on the board of directors of BPI Holdings International Inc.

John M. Riess has served as a Director on our Board since December 1, 2004. Mr. Riess was elected Lead Director on December 2, 2010. He formerly served as Chairman and Chief Executive Officer of Breed Technologies, Inc. from 2000 to 2003 when he retired. Prior to this, Mr. Riess held various management and executive positions within the Gates Rubber Company, serving as Chairman of the Board of Directors and Chief Executive Officer from 1997 to 1999. Mr. Riess formerly served on the board of directors of Formed Fiber Technologies, Inc.

James A. Stern has served as a Director on our Board since December 1, 2004. On December 2, 2010, Mr. Stern was elected Chairman of our Board. Mr. Stern also serves as Chairman of the Compensation Committee of our Board. Mr. Stern is also a director of CTS Investments. Mr. Stern is Chairman and Chief Executive Officer of Cypress, a position he has held since 1994. Mr. Stern headed Lehman Brothers’ Merchant Banking Group before leaving that firm to help found Cypress. During his 20-year tenure with Lehman, he held senior management positions where he was responsible for the high yield and primary capital markets groups. He also served as co-head of investment banking and was a member of Lehman’s operating committee. Before graduating from Harvard Business School, Mr. Stern earned a B.S. from Tufts University, where he was Chairman of the Board of Trustees until November 2013. Mr. Stern formerly served on the boards of Lear Corporation, AMTROL, Inc., Med Pointe, Inc., and Cooper-Standard Automotive Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

Not Applicable.

Board Composition and Director Qualifications

Our Board currently consists of one class of seven directors who serve until resignation or removal. The Board seeks to ensure that it is composed of members whose particular experience, qualifications, attributes and skills, when taken together, will allow the Board to satisfy its oversight responsibilities effectively. In that regard, the Nominating Committee is responsible for recommending candidates for all directorships to be filled by the Board. In identifying candidates for membership on the Board, the Nominating Committee takes into account (1) minimum individual qualifications, such as high ethical standards, integrity, maturity, careful judgment, industry knowledge or experience and an ability to work collegially with the other members of the Board and (2) all other factors that it considers appropriate, including alignment with our stockholders, especially Cypress, OMERS and others.

When considering whether the Board’s directors and nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the Board focused primarily on the information discussed in each of the Board members’ or nominees’ biographical information set forth above.

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

Pursuant to the Amended and Restated Stockholders Agreement dated as of November 30, 2012, among Affinia Group Holdings Inc., various Cypress funds, OMERS, The Northwestern Mutual Life Insurance Company, California State Teachers’ Retirement System and Stockwell Fund, L.P., the number of directors serving on the Board of Directors will be no less than seven and no more than eleven. The Stockholders Agreement entitles Cypress to designate three directors. Cypress currently has appointed, Mr. Stern and Mr. McElya. As long as OMERS members own at least 50 percent in the aggregate number of shares owned by them on November 30, 2004, OMERS is entitled to designate one director, who currently is Mr. Morrison. Cypress is entitled to designate three directors not affiliated with any of the parties to the Stockholders Agreement, who currently are Mr. Onorato, Mr. Riess and Mr. Lasky. Additionally, the Stockholders Agreement entitles the individual serving as CEO, currently Mr. McCormack, and another individual serving as one of our senior officers, currently vacant, to seats on the Board of Directors. The Stockholders Agreement also provides that the Nominating Committee of the Board of Directors may from time to time select two additional individuals who must be independent to serve as Directors.

Each of Messrs. Stern and Morrison possesses experience as a private equity investor in owning and managing enterprises like the Company and is familiar with corporate finance, strategic business planning activities and issues involving stakeholders more generally. In particular, Mr. Stern has significant experience in high yield and primary capital markets activities, having served as Chairman and Chief Executive Officer of Cypress since 1994 and as the head of Lehman Brothers’ Merchant Banking Group prior to 1994. Mr. Morrison has significant experience in accounting and management, having spent over ten years with PricewaterhouseCoopers LLP in corporate finance focusing on restructurings and turnarounds and having served on the boards of directors of over 20 public and private companies.

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

We seek to foster a performance-oriented culture that aligns individual efforts with organizational objectives. Company performance and accomplishments are the primary measures of success upon which we structure our compensation programs. We evaluate and reward our executive officers based upon their contributions to the achievement of our goals.

We reinforce our overall compensation objectives by compensating our executive officers primarily through base salary, non-equity incentive awards, long-term equity incentive awards, competitive benefits packages and perquisites.

Our named executive officers (the “Named Executive Officers”) for the fiscal year ended December 31, 2013 were: Terry R. McCormack (President and Chief Executive Officer), Thomas H. Madden (former Senior Vice President and Chief Financial Officer), Steven P. Klueg (Senior Vice President and Chief Financial Officer), Keith A. Wilson (President, Global Filtration Group), Jorge C. Schertel (President, Affinia Group S.A.) and Steven E. Keller (Senior Vice President, General Counsel and Secretary).

Compensation Committee Role

The Compensation Committee, composed entirely of non-management directors, administers our executive compensation program. The role of the Compensation Committee is to oversee our compensation and benefit plans and policies, administer our parent company’s 2005 Stock Plan (including reviewing and approving equity grants to executive officers), establish annual goals and objectives for our Chief Executive Officer, and review and approve annually all compensation decisions relating to executive officers, including our Named Executive Officers. The Compensation Committee recognizes the importance of maintaining sound principles for the development and administration of compensation and benefit programs, as well as ensuring that we maintain strong links between executive pay and performance. The Compensation Committee’s charter details the Compensation Committee’s specific responsibilities and functions. The Compensation Committee annually reviews its charter, with the most recent review occurring at the Compensation Committee’s December 4, 2013 meeting. The full text of the Compensation Committee’s charter is available on our website at www.affiniagroup.com. The Compensation Committee’s membership is determined by our Board of Directors and its meeting agendas are established by the Committee Chair. Our Chief Executive Officer, Chief Financial Officer and General Counsel generally attend meetings of the Compensation Committee, but do not attend executive sessions and do not participate in determining their specific compensation. There were four formal meetings of the Compensation Committee in 2013, all of which included an executive session. Executive sessions are held with the Compensation Committee members only. The Compensation Committee holds meetings in person, by telephone and also considers and takes action by written consent.

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

For fiscal 2013, the Compensation Committee determined that amounts payable under the cash incentive award program would depend on our company consolidated adjusted EBITDA performance, the adjusted EBITDA performance of our business units and a discretionary amount based on the achievement of working capital levels and the overall debt level of the Company. For Messrs. McCormack, Madden, Klueg, Keller and the other executive officers at the corporate level, in order to emphasize the Company’s consolidated performance, the Compensation Committee determined that company consolidated adjusted EBITDA would determine 75% of Messrs. McCormack, Madden, Klueg and Keller’s target bonus opportunity. For Messrs. Wilson and Schertel, in order to emphasize their respective business unit’s performance, the Compensation Committee determined that their respective business unit’s performance would determine 75% of Messrs. Wilson and Schertel’s target bonus opportunity.

We established the company consolidated and the business unit adjusted EBITDA performance levels for our 2013 non-equity incentive awards such that the threshold performance levels were between 82% and 95% of the target performance levels, the target performance levels required significant improvement over actual 2012 performance, and the maximum performance levels were substantially more challenging to achieve.

Our overall EBITDA performance for fiscal 2013, as adjusted by the Compensation Committee, was $187 million. Adjusted EBITDA for this purpose was calculated as follows ($ millions):

Net income from continuing operations	$5
Income tax provision	22
Depreciation and amortization	21
Interest expense	73
EBITDA from discontinued operations	16

EBITDA	137
Restructuring expenses	6
Other(1)	44

Adjusted EBITDA for Compensation Purposes	187

(1)	Consists mainly of adjustments for certain expenses relating to our refinancing in April 2013, expenses associated with the relocation of our corporate headquarters, certain non-recurring legal and professional services expenses and other costs incurred in connection with various strategic initiatives.

Business unit EBITDA is calculated on a comparable basis. Detail describing how non-equity incentive plan awards for fiscal 2013 were calculated appears below under “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2013 Table.”

We have also adopted a non-qualified deferred compensation program pursuant to which our executive officers can elect to defer all or a portion of their non-equity incentive awards. Any deferred amount is notionally invested in Holdings’ common stock and a portion is matched in the form of an additional notional investment in Holdings’ common stock. The principal terms of the non-qualified deferred compensation program appear below under “—Non-Qualified Deferred Compensation.” For fiscal 2013, the Compensation Committee determined to suspend the program, and the program remains suspended for fiscal 2014.

(C)	Long-Term Equity Incentive Awards

We provide long-term equity incentive awards in the form of restricted stock units to each of our executive officers. The Compensation Committee believes that these awards align the interests of our executive officers with those of our investors and provide an effective incentive for our executive officers to remain with us. The principal terms of the restricted stock unit grants are described below under “—Outstanding Equity Awards at 2013 Fiscal Year-End.”

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

Our executive compensation decisions are based primarily upon our assessment of each executive’s leadership and operational performance and potential to enhance long-term shareholder value. We rely on our judgment about each individual (and not on rigid formulas or temporary fluctuations in business performance) in determining the optimal magnitude and mix of compensation elements and whether each payment or award provides an appropriate incentive for performance that sustains and enhances long-term shareholder value. Key factors affecting our judgment include the executive officer’s performance compared to the financial, operational and strategic goals established for the executive at the beginning of the year; nature, scope and level of responsibilities; contribution to our financial results, particularly with respect to key metrics such as EBITDA, net working capital and cash flow; effectiveness in leading our restructuring plans and contribution to our commitment to corporate responsibility, including success in creating a culture of integrity and compliance with applicable laws and our ethics policies. The importance of each factor varies by individual. We also consider each executive’s current salary and prior-year bonus, the recommendations of our Chief Executive Officer regarding compensation for the executives he directly supervises, the appropriate balance between incentives for long-term and short-term performance, the compensation paid to the executive’s peers within the Company. From time to time, the Compensation Committee also receives independent advice on competitive practices from Towers Watson. When using peer data to evaluate executive compensation, the Compensation Committee may consider ranges of compensation paid by others for a particular position, both by reference to comparative groups of companies of similar size and stature and, more particularly, a group comprised of our direct competitors, as one point of reference when making compensation decisions regarding total compensation or particular elements of compensation under consideration. The Compensation Committee does not typically use information with respect to our peer companies and other comparable public companies to establish targets for total compensation, or any element of compensation, or otherwise numerically benchmark its compensation decisions. For example, the Compensation Committee has in prior years reviewed pay data for a range of companies in connection with the review of base salaries for our Named Executive Officers. The Compensation Committee did not, however, use third-party data in establishing fiscal 2013 compensation for our Named Executive Officers. None of our Named Executive Officers (including our Chief Executive Officer) participate in determining their specific compensation. In addition, we review the total compensation potentially payable to, and the benefits accruing to, the executive, including (1) current value of outstanding equity incentive awards and (2) potential payments under each executive’s employment agreement upon termination of employment or a change in control.

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

Each employment agreement has an initial employment term which commenced as of May 1, 2005 and is automatically extended for successive one-year periods on each December 31 unless either party provides the other 90 days prior written notice that the employment term will not be so extended. Under the employment agreements, Messrs. McCormack, Wilson, Madden and Keller are each entitled to a specified base salary, subject to increases, if any, as determined by the Compensation Committee. Effective January 1, 2013, the base salaries for Messrs. McCormack, Wilson, Madden and Keller pursuant to their employment agreements were increased to $747,000, $515,000, $345,000, and $345,000, respectively, as the same may be increased from time to time. In connection with Mr. Wilson’s appointment as our Chief Executive Officer effective April 1, 2014, the Compensation Committee approved an increase in Mr. Wilson’s base salary to $600,000 effective April 1, 2014. In addition, the employment agreements provide that these Named Executive Officers are eligible to earn target annual cash incentive awards as a percentage of base salary (100% for Messrs. McCormack and Wilson and 80% for Messrs. Madden and Keller) upon the achievement of performance goals established by the Compensation Committee. Messrs. McCormack, Wilson, Madden and Keller are entitled to higher awards for performance in excess of targeted performance goals, lower awards for performance that does not meet targeted performance goals and no award for performance that does not exceed threshold performance goals. Mr. Madden retired on December 31, 2013 and, for purposes of determining his payments and other benefits under his employment agreement, the Compensation Committee determined to treat his separation from service as a “termination without cause.”

Each executive (including Mr. Schertel and Mr. Klueg) has agreed, either in his employment agreement or separately, to certain post-termination restrictions, and each executive is entitled to certain payments and benefits depending on the reason for termination. A description of these provisions, together with a table detailing amounts payable to our Named Executive Officers upon certain termination events, appears below under “—Potential Payments Upon Termination or Change in Control.”

Letter Agreements

On May 31, 2013, Mr. Terry R. McCormack, our President and Chief Executive Officer, entered into a letter agreement (the “McCormack Letter Agreement”) with Affinia Group Holdings amending his employment agreement (the “Employment Agreement”) with Affinia and his restricted stock unit agreement (the “RSU Agreement”) with Holdings in certain respects. The McCormack Letter Agreement is intended to provide Mr. McCormack with an opportunity to receive fixed cash payments in the aggregate amount of up to $5 million in lieu of one-half of the restricted stock units (“RSUs”) that were outstanding under the RSU Agreement and in lieu of receiving potential cash severance payments under his Employment Agreement following his termination of employment. Accordingly, the number of RSUs held by Mr. McCormack under his RSU Agreement has been reduced from 61,398.72 to 30,699.36. The cash payments to Mr. McCormack under the McCormack Letter Agreement will be made partially in annual installments over up to four years commencing on May 31, 2014, and partially in installments following Mr. McCormack’s termination of employment. The timing of payments under the Letter Agreement is intended to comply with Section 409A of the Internal Revenue Code. Under the terms of the McCormack Letter Agreement, Mr. McCormack will also be entitled to receive a pro-rata annual bonus with respect to the year in which he terminates employment and he will also be entitled to receive continued health insurance benefits from the Company for two years following his termination of employment (in each case, corresponding to the termination benefits that Mr. McCormack was previously entitled to receive under his Employment Agreement). Mr. McCormack will forfeit his rights to the special payments and benefits under the McCormack Letter Agreement in the event of his voluntary resignation (other than for “good reason”) prior to reaching age 65 or in the event that his employment is terminated for “cause.”

On October 11, 2013, we entered into a letter agreement with Mr. Steven P. Klueg outlining the principal terms of his employment relationship with us as Senior Vice President and Chief Financial Officer. The Klueg letter agreement (the “Klueg Letter Agreement”) provides Mr. Klueg’s annual base compensation will be $325,000 and he will be eligible to earn an annual bonus equal to 80% of his base compensation (prorated for 2013) under Affinia’s annual cash incentive award plan. Mr. Klueg is also entitled to a monthly car allowance of $1,250 and to a signing bonus of $90,000, which was paid on November 1, 2013. If Mr. Klueg’s employment is terminated without cause or if he resigns employment for good reason he will be entitled to (1) an amount equal to his annual base salary, payable in equal installments for twelve consecutive months and (2) continued medical and dental coverage during such twelve month period. Mr. Klueg was also granted 12,279.74 restricted stock units (subsequently adjusted to 14,124.29 restricted stock units) under and subject to the Affinia Group Holdings Inc. 2005 Stock Incentive Plan, 50% of which contain the same performance-based vesting conditions (and other terms and conditions) as other holders of restricted stock units and 50% of which are time-based vesting and vest in four equal annual installments on each anniversary of October 21, 2013. Similar to the existing performance-based vesting restricted stock units, the time-based vesting restricted stock units will also vest following a “qualifying termination” of the holder’s employment due to an involuntary termination by us without cause, the holder’s resignation of employment for good reason or due to the holder’s death, disability or retirement, if either of the performance conditions is met upon or prior to the first to occur of (1) a final exit by The Cypress Group L.L.C. of its equity investment in Affinia Group Holdings Inc. or (2) one year following the termination date. In addition, the unvested portion of the time-based vesting restricted stock units, if any, will vest upon the occurrence of a change in control of Affinia Group Holdings Inc. In connection with the grant of restricted stock units, Mr. Klueg entered into a restricted stock unit agreement, a management stockholders agreement, a sale participation agreement and a confidentiality, non- competition and proprietary information agreement consistent with the forms of such agreements entered into by Affinia’s other holders of restricted stock units.

In December 2013, we offered RSU holders having their principal place of employment in our Ann Arbor, Michigan corporate office (including Messrs. McCormack, Madden and Keller) the opportunity to convert their RSUs to cash for a payment equal to thirty percent of the anticipated value of such RSU holder’s RSUs upon the occurrence of a Vesting Event (as defined in the Restricted Stock Unit Agreement). All such RSU holders, including Messrs. McCormack, Madden and Keller, accepted our offer, the terms of which are described in the following paragraphs. Each such RSU holder’s RSUs have been canceled. We are required to make payment to each such RSU holder within 30 days after their separation from service, provided that no payment is required if the RSU holder voluntarily resigns or is terminated for “cause.”

On December 19, 2013, Holdings entered into a letter agreement with Mr. Terry R. McCormack (the “McCormack Letter Agreement”), our President and Chief Executive Officer, terminating his restricted stock unit agreement (the “McCormack RSU Agreement”) with Holdings. Under the terms of the McCormack Letter Agreement, Mr. McCormack will be eligible receive a cash payment of $1,500,000 (the “McCormack RSU Settlement Amount”) in consideration of his surrender and forfeiture of his rights under the McCormack RSU Agreement, which agreement was terminated effective as of the date of the McCormack Letter Agreement. Mr. McCormack will be eligible to receive the McCormack RSU Settlement Amount in a lump sum within 30 days following the first to occur of (i) the termination of Mr. McCormack’s employment by Holdings other than for “cause,” (ii) the termination of Mr. McCormack’s employment due to death or disability, (iii) Mr. McCormack’s resignation for “good reason,” or (iv) Mr. McCormack’s resignation for any reason after reaching age 65. Mr. McCormack will not be entitled to receive the McCormack RSU Settlement Amount or any other payment or distribution in respect of his restricted stock units if his employment is terminated for “cause” or if he voluntarily terminates his employment other than for “good reason” prior to reaching age 65. The timing of payments under the McCormack Letter Agreement is intended to comply with Section 409A of the Internal Revenue Code. We previously announced that Mr. McCormack had notified the Board of Directors of Affinia of his resignation as President and Chief Executive Officer of Affinia and as a member of the Board effective March 31, 2014. We also previously announced that Mr. McCormack would continue his service after March 31, 2014 as a special advisor to the Chairman of the Board. Mr. McCormack has agreed to serve in such capacity for the remainder of fiscal 2014 and Mr. McCormack will be paid $225,000 payable in quarterly installments of $75,000 each.

On December 19, 2013, Holdings entered into a letter agreement with Mr. Thomas H. Madden (the “Madden Letter Agreement”), our former Chief Financial Officer, terminating his restricted stock unit agreement (the “Madden RSU Agreement”) with Holdings. Under the terms of the Madden Letter Agreement, Mr. Madden received a cash payment of $900,000 (the “Madden RSU Settlement Amount”) in consideration of his surrender and forfeiture of his rights under the Madden RSU Agreement, which agreement was terminated effective as of the date of the Madden Letter Agreement. Mr. Madden received the Madden RSU Settlement Amount in a lump sum following his separation from service on December 31, 2013. The timing of payments under the Madden Letter Agreement is intended to comply with Section 409A of the Internal Revenue Code. Affinia had previously announced that Mr. Madden had stepped down as Chief Financial Officer of Affinia effective October 21, 2013 and would continue to perform services until December 31, 2013.

In connection with the planned relocation of the corporate office of Affinia Group Inc. (“Affinia”) to North Carolina in 2014, Mr. Steven E. Keller, our Senior Vice President, General Counsel and Secretary, will be leaving Affinia on a date to be determined. For the purpose of retaining the services of Mr. Keller during the transition to the North Carolina location, on January 8, 2014, Affinia and Holdings entered into a letter agreement with Mr. Keller (the “Keller Letter Agreement”), providing for a retention bonus opportunity and terminating his restricted stock unit agreement (the “Keller RSU Agreement”) with Holdings. Under the terms of the Keller Letter Agreement, Mr. Keller will be eligible to receive a retention bonus of $250,000, which will be paid in a lump sum on the first payroll date on or following the first to occur of (i) June 30, 2014 (subject to Mr. Keller’s continued employment through such date), (ii) the termination of Mr. Keller’s employment by Affinia other than for “cause,” (iii) the termination of Mr. Keller’s employment due to death or disability, or (iv) Mr. Keller’s resignation for “good reason.” Under the terms of the Keller Letter Agreement, Mr. Keller will also be eligible receive a cash payment of $600,000 (the “Keller RSU Settlement Amount”) in consideration of his surrender and forfeiture of his rights under the Keller RSU Agreement, which agreement was terminated effective as of the date of the Keller Letter Agreement. Mr. Keller will be eligible to receive the Keller RSU Settlement Amount in a lump sum within 30 days following the date he receives his retention bonus payment. Mr. Keller will not be entitled to receive the Keller RSU Settlement Amount or any other payment or distribution in respect of his restricted stock units if his employment is terminated for “cause” or if he voluntarily terminates his employment other than for “good reason.” In addition, pursuant to the Keller Letter Agreement, within 30 days of Mr. Keller’s termination of employment, Holdings will repurchase all shares of Holdings common stock held by Mr. Keller for a purchase price per common share equal to the fair market value per share on the date of payment, as determined by the Compensation Committee of the Board of Directors. The timing of payments under the Keller Letter Agreement is intended to comply with Section 409A of the Internal Revenue Code. Pursuant to the Keller Letter Agreement, Affinia has also agreed to indemnify Mr. Keller with respect to his service as an officer and employee of Affinia and has agreed that Mr. Keller will remain a beneficiary (or will receive the same benefits as a beneficiary) of the Affinia directors and officers fiduciary liability policy with respect to all periods of his employment.

At its meeting on March 10, 2014, the Compensation Committee determined that, to assure an effective transition of our corporate office functions, an additional retention amount would be payable to certain employees in our Ann Arbor office, including Mr. McCormack ($125,000) and Mr. Keller ($100,000), on the same terms and conditions as such employee’s existing retention arrangement, or, if no current retention arrangement exists, at the time such employee is terminated by the Company without cause.

Adjustments to Compensation for Financial Restatements

The Board’s policy is that the Compensation Committee will, to the extent permitted by governing law, have the sole and absolute authority to make retroactive adjustments to any cash or equity-based incentive compensation paid to executive officers and certain other employees where the payment was predicated upon the achievement of certain financial results that were subsequently the subject of a restatement. Where applicable, we will seek to recover any amount determined to have been inappropriately received by any executive.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation(2) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation(3) ($)	Total ($)
Terry R. McCormack President and Chief Executive Officer(4)	2013 2012 2011	747,000 725,000 725,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- 243,673 -0-	-0- -0- -0-	27,679 62,916 38,512	774,679 1,031,589 763,512
Steven P. Klueg(5) Senior Vice President And Chief Financial Officer	2013	65,416	90,000	1,936,620	-0-	54,625	-0-	5,057	2,151,718
Keith A. Wilson President, Global Filtration Group	2013 2012 2011	515,000 500,000 500,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	537,557 315,350 -0-	-0- -0- -0-	27,658 54,965 29,460	1,080,215 870,315 529,460
Jorge C. Schertel(6) President, Affinia Group S.A.	2013 2012 2011	340,099 331,078 349,610	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	212,156 39,875 -0-	-0- -0- -0-	76,236 85,203 94,945	628,491 456,156 444,555
Steven E. Keller Senior Vice President, General Counsel and Secretary	2013 2012	345,100 335,000	-0- -0-	-0- -0-	-0- -0-	-0- 124,575	-0- -0-	25,060 31,211	370,160 490,786
Thomas H. Madden(4) Senior Vice President And Chief Financial Officer	2013 2012 2011	345,100 335,000 335,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- 90,075 -0-	-0- -0- -0-	1,527,328 33,527 23,636	1,872,428 458,602 358,636

(1)	The amounts reported for 2013 for Mr. Klueg reflect the incremental fair value of restricted stock units granted during the fiscal year in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation” (“ASC Topic 718”). This was not the value actually received. The actual value Mr. Klueg may receive will depend on whether the time vesting criteria and/or performance criteria are met and, if so, the fair market value of Holdings’ common stock at that time. The incremental fair value under ASC Topic 718 was determined by calculating the fair value of the restricted stock units on October 21, 2013, the date of the grant. The fair value of the restricted stock units was calculated by multiplying the number of restricted stock units awarded by the fair market value of the restricted stock units on the date of the grant.
(2)	We report non-equity incentive plan compensation for the year in which such compensation is determined against annual performance metrics, regardless of whether it is paid in that year, or the following year, or is deferred under our non-qualified deferred compensation plan.
(3)	The components of this column for 2013 are detailed in the “Incremental Cost of Perquisites and Other Compensation Table” below.
(4)	Mr. McCormack has notified the Board of his retirement effective March 31, 2014. Mr. Madden retired effective December 31, 2013.

(5)	Mr. Klueg commenced employment with us on October 21, 2013 and his reported salary reflects the pro rata portion of his $325,000 annual salary earned in fiscal 2013.
(6)	Amounts reported in the salary column reflect Mr. Schertel’s base salary ($300,232 for fiscal 2013) and an additional payment in respect of vacation ($39,867 for fiscal 2013) as required under Brazilian law. Amounts for Mr. Schertel reported in the salary column for 2011 has been converted from Brazilian Reals to U.S. Dollars at an exchange rate of .53568 U.S. Dollars for each Brazilian Real, which was the exchange rate in effect on December 31, 2011, for 2012 at a rate of .48940 U.S. Dollars for each Brazilian Real, which was the exchange rate in effect on December 31, 2012 and for 2013 at a rate of .4269 U.S. Dollars for each Brazilian Real, which was the exchange rate in effect on December 31, 2013.

Incremental Cost of Perquisites and Other Compensation in 2013 Table

Name and Principal Position	Tax Preparation ($)	Vehicle Allowance ($)	Life Insurance Premium ($)	401(k) Basic Contribution(1) ($)	Tax Gross- Up(2) ($)	Deferred Compensation Matching Contribution ($)(3)	Other(4) ($)	Total ($)
Terry R. McCormack President and Chief Executive Officer	575	18,000	1,188	7,650	266	-0-	-0-	27,679
Steven P. Klueg Senior Vice President and Chief Financial Officer	-0-	2,989	106	1,962	-0-	-0-	-0-	5,057
Keith A. Wilson President, Global Filtration Group	369	18,000	819	7,650	396	-0-	424	27,658
Jorge C. Schertel President, Affinia Group S.A.	-0-	-0-	2,529	-0-	-0-	-0-	73,707	76,236
Steven E Keller Senior Vice President, General Counsel and Secretary	1,250	15,000	549	7,650	611	-0-	-0-	25,060
Thomas H. Madden Senior Vice President and Chief Financial Officer	550	15,000	549	7,650	548	-0-	1,503,031	1,527,328

(1)	We contribute 3% of a U.S. employee’s earnings to the employee’s 401(k) account, subject to Internal Revenue Service limitations.
(2)	The amounts in this column constitute the tax gross-up expense incurred in respect of tax preparation costs shown in the table and, for Mr. Wilson, the tax gross-up expense ($212) incurred in respect of our reimbursement of certain spousal travel expenses and, for Mr. Madden, the tax gross-up expense ($294) incurred in respect of our reimbursement of certain spousal travel expenses.
(3)	Represents the amount of the matching contribution made by us in accordance with our non-qualified deferred compensation plan. Matching contributions are reported for the year in which the non-equity incentive compensation, against which the applicable deferral election is applied, has been earned (regardless of whether such matching contribution is actually credited to the Named Executive Officer’s non-qualified deferred compensation account in that year or the following year). For fiscal 2013, the Compensation Committee determined to suspend our deferred compensation program.
(4)	The amount in this column for Mr. Wilson reflects certain spousal travel expenses ($424) reimbursed by us. The amount in this column for Mr. Madden reflects certain spousal travel expenses ($636) reimbursed by us, the payment we made pursuant to the Madden Letter Agreement ($900,000) and the separation payments ($585,206) and cost of health care coverage ($17,189) provided to Mr. Madden pursuant to his Employment Agreement. The amount in this column for Mr. Schertel is composed of a Brazilian government mandated severance fund payment in Mr. Schertel’s name ($26,762), a company contribution to a defined contribution plan on Mr. Schertel’s behalf ($37,837), a meal allowance at our cafeteria ($1,877), and reimbursement of operating costs for Mr. Schertel’s vehicle ($7,231).

Grants of Plan-Based Awards in 2013 Table

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Threshold ($)	Target ($)	Maximum ($)
Terry R. McCormack President and Chief Executive Officer	0	747,000	1,494,000
Steven P. Klueg Senior Vice President and Chief Financial Officer	0	52,333	104,666
Keith A. Wilson President, Global Filtration Group	0	515,000	1,030,000
Jorge C. Schertel President, Affinia Group S.A.	0	272,079	544,158
Steven E. Keller Senior Vice President, General Counsel and Secretary	0	276,080	552,160
Thomas H. Madden Former Senior Vice President and Chief Financial Officer	0	276,080	552,160

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2013 Table

Non-Equity Incentive Plan Awards

The Compensation Committee provides for non-equity incentive plan awards in the form of an annual cash incentive award plan. In fiscal 2013, 100% of the amounts payable under this plan were based on our full-year adjusted EBITDA performance (either company consolidated or for specified business units) and the Compensation Committee’s discretion determined whether each Named Executive Officer’s target bonus opportunity would be reduced by up to 25% based on the Compensation Committee’s assessment of overall working capital levels and overall debt levels. The target bonus opportunity is determined as a percentage of the Named Executive Officer’s base salary, which, in the case of our Named Executive Officers, was 100% for Messrs. McCormack and Wilson, 80% for Messrs. Klueg, Madden, Keller and Schertel.

In fiscal 2013, for Messrs. McCormack, Madden and Keller, our company consolidated adjusted EBITDA performance determined 100% of their target bonus opportunity, subject to reduction by up to 25% in the Compensation Committee’s discretion based on their assessment of working capital levels and overall debt levels. In fiscal 2013, for Messrs. Wilson and Schertel, the adjusted EBITDA performance of each of their respective business units determined 100% of their target bonus opportunity subject to reduction by up to 25% in the Compensation Committee’s discretion based on their assessment of working capital levels and debt levels. In fiscal 2013, for Mr. Klueg, the adjusted EBITDA performance of our Filtration segment determined 100% of his target bonus opportunity, subject to reduction by up to 25% in the Compensation Committee’s discretion based on their assessment of working capital levels and debt levels.

Under the non-equity incentive plan, there are threshold, target and maximum performance levels that have been established for each of the relevant adjusted EBITDA performance goal components. If a performance level in excess of the threshold performance level for any adjusted EBITDA performance goal component is not achieved, no bonus is earned with respect to that component. At the threshold adjusted EBITDA performance levels, the Named Executive Officers are entitled to payouts equal to 0% of the weighting assigned to such component. At the target adjusted EBITDA performance levels, the Named Executive Officers are entitled to payouts equal to 100% of the weighting assigned to their respective adjusted EBITDA performance component(s). Performance above the performance goal component target levels entitles the Named Executive Officers to non-equity incentive awards in excess of their target bonus opportunity, up to a maximum of 200% of the weighting assigned to their respective adjusted EBITDA performance component(s). For actual adjusted EBITDA performance results that fall between the specified performance levels, the payout percentages for the respective components are adjusted on a linear basis.

For fiscal 2013, the threshold, target and maximum company consolidated adjusted EBITDA performance levels were 188.0 million, 203.2 million, and 225.0 million, respectively. With respect to fiscal 2013, business unit and company consolidated adjusted EBITDA target performance levels were set at challenging levels, which required significant improvement over fiscal 2012 business unit performance. Threshold business unit adjusted EBITDA performance levels ranged from 5.6% to 48.8% above the reported 2012 EBITDA and maximum business unit adjusted EBITDA performance levels ranged from 22.9% to 114.9% above reported 2012 EBITDA . For fiscal 2013, actual company consolidated EBITDA performance was 187 million, which resulted in a weighting assigned to this performance component of zero percent.

The following table illustrates the operation of the cash incentive award program for fiscal 2013:

			Percent of Bonus Opportunity
	Bonus Opportunity as Percent of Salary					Percent Achieved/	Actual Dollar Value Awarded Based on Percent Achieved
Name	and Dollar Value	Performance Factor	Threshold	Target	Maximum	Reduced	($)
Terry R. McCormack	100% - $747,000	Company Adjusted EBITDA	0%	100%	200%	0%	-0-
		Working Capital/Debt Levels Reduction				0%	-0-

						0%	-0-
Keith A. Wilson	100% - $515,000
		Global Filtration Adjusted EBITDA	0%	100%	200%	104.38%	537,557
		Working Capital/Debt Levels Reduction				0%	-0-

						104.38%	537,557
Thomas H. Madden	80% - $276,080	Company Adjusted EBITDA	0%	100%	200%	0%	-0-
		Working Capital/Debt Levels Reduction				0%	-0-

						0%	-0-
Jorge C. Schertel	80% - $240,186
		Affinia Group South America Adjusted EBITDA	0%	100%	200%	113.33%	272,203
		Working Capital/Debt Levels Reduction				-25%	(60,047)

						88.33%	212,156
Steven E. Keller	80% - $276,080	Company Adjusted EBITDA	0%	100%	200%	0%	-0-
		Working Capital/Debt Levels Reduction				0%	-0-

						0%	-0-

			Percent of Bonus Opportunity
	Bonus Opportunity as Percent of Salary					Percent Achieved/	Actual Dollar Value Awarded Based on Percent Achieved
Name	and Dollar Value	Performance Factor	Threshold	Target	Maximum	Reduced	($)
Steven P. Klueg	80% - $52,333	Company Adjusted EBITDA	0%	100%	200%	104.38%	54,625
		Working Capital/Debt Levels Reduction				0%	-0-

						104.38%	54,625

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

Outstanding Equity Awards at 2013 Fiscal Year-End

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(1)	Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Terry R. McCormack President and Chief Executive Officer			-0-	-0-
Thomas H. Madden Senior Vice President and Chief Financial Officer			-0-	-0-
Keith A. Wilson President, Global Filtration Group			42,372.88	5,741,102
Jorge C. Schertel President, Affinia Group S.A.			14,124.29	1,913,200
Steven E. Keller Senior Vice President, General Counsel and Secretary			-0-	-0-
Steven P. Klueg Senior Vice President and Chief Financial Officer			14,124.29	1,914,689

(1)	As of December 31, 2013, all outstanding equity awards granted to our Named Executive Officers (other than Mr. Klueg) were in the form of performance-based restricted stock units granted pursuant to our 2005 Stock Plan in connection with the Option Exchange. The restricted stock units are subject to the vesting criteria described above under “Compensation Discussion and Analysis—Option Exchange Program.” The terms of Mr. Klueg’s grant of RSUs are summarized above under “Compensation Discussion and Analysis – Letter Agreements.” In December 2013, we offered RSU holders having their principal place of employment in our Ann Arbor, Michigan corporate office (including Messrs. McCormack, Madden and Keller) the opportunity to convert their RSUs to cash for a payment equal to thirty percent of the anticipated value of such RSU holder’s RSUs upon the occurrence of a Vesting Event (as defined in the Restricted Stock Unit Agreement). All such RSU holders, including Messrs. McCormack, Madden and Keller, accepted our offer. Each such RSU holder’s RSUs have been canceled. We are required to make payment to each such RSU holder with 30 days after their separation from service provided that no payment is required if the RSU holder voluntarily resigns or is terminated for “cause. In addition, for Messrs. Wilson, Schertel and Klueg, and the remaining RSU holders, in accordance with the terms of the 2005 Stock Plan, we have proportionally adjusted their respective RSU grants to reflect the economic impact of distributions made to Holdings’ shareholders in connection with our refinancing in April 2013 and the spin-off of our former brake products business.
(2)	Because Holdings’ common stock is not publicly traded, the market value of the outstanding restricted stock units is based on the value of Holdings’ common stock as of December 31, 2013 of $135.56.
(3)	Because Mr. Klueg has time-based RSUs and performance-based vesting RSUs, the market value of his outstanding restricted stock units is slightly different than Mr. Wilson and Mr. Schertel.

Option Exercises and Stock Vested in 2013

None of our Named Executive Officers held any stock options in 2013, nor had any of them received in 2013 any restricted stock, or other awards of shares of stock which have vested.

Pension Benefits for 2013

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

Non-Qualified Deferred Compensation for 2013

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

Non-qualified Deferred Compensation

Name	Executive Contributions in Last Fiscal Year(1) ($)	Registrant Contributions in Last Fiscal Year(1) ($)	Aggregate Earnings in Last Fiscal Year(2) ($)	Aggregate Withdrawals/ Distributions(3) ($)	Aggregate Balance at Last Fiscal Year End(4) ($)
Terry R. McCormack President and Chief Executive Officer	-0-	-0-	4,512	475,763	643,013
Thomas H. Madden Senior Vice President and Chief Financial Officer	-0-	-0-	859	179,208	228,167
Keith A. Wilson President, Global Filtration Group	-0-	-0-	7,575	537,957	448,466
Jorge C. Schertel President, Affinia Group, S.A.	-0-	-0-	80	146,311	220,685
Steven E. Keller Senior Vice President, General Counsel and Secretary	-0-	-0-	4,150	117,549	170,079
Steven P. Klueg Senior Vice President and Chief Financial Officer	-0-	-0-	-0-	-0-	-0-

(1)	All executive contributions and registrant contributions reported in the Non-Qualified Deferred Compensation Table have been reported in the Summary Compensation Table as compensation in 2013.
(2)	Aggregate earnings reflects the earnings on executive and registrant contributions based on the change in value of Holdings’ common stock during 2013. The amounts reported are not considered compensation reportable in the Summary Compensation Table.
(3)	All distributions were paid in shares of Holdings’ common stock.
(4)	Aggregate balance includes contributions made by the Named Executive Officer (other than Mr. Keller who was not a Named Executive Officer prior to fiscal 2012 for years in which the deferred compensation program was in effect) in prior fiscal years and the matching contribution made by the Company in prior fiscal years which were reported in the Summary Compensation Table for previous years as follows: McCormack: $632,078 and $158,020, respectively; Madden: $306,783 and $76,695, respectively; Wilson: $542,560 and $135,650 , respectively; Keller: $27,568 and $6,892, respectively; and Schertel: $301,768 and $75,442, respectively.

Potential Payments Upon Termination or Change in Control

Termination Provisions of Employment Agreements

Each of our Named Executive Officers (other than Mr. Klueg and Mr. Schertel) has entered into an employment agreement with us. Under the employment agreements, each Named Executive Officer (other than Mr. Schertel) is entitled to the following payments and benefits in the event of a termination by us “without cause” (as defined in the employment agreements) or in the case of Messrs. McCormack, Wilson, Madden and Keller, by the executive for “good reason” (as defined in the employment agreements) during the employment term: (1) subject to the executive’s compliance with the restrictive covenants described below, an amount equal to the “severance multiple” (2.0 for each of Messrs. McCormack and Wilson; 1.5 for Messrs. Madden and Keller) times the sum of base salary and the “average annual bonus” paid under the agreement for the preceding two years (the “Multiplier”), payable as follows: an amount equal to 1 times the Multiplier to be paid in equal monthly installments for 12 months following termination of employment and the balance to be paid in a lump sum on the first anniversary of the termination of the executive’s employment; (2) a pro-rata annual bonus for the year of termination; and (3) continued medical and dental coverage at our cost, on the same basis made available for active employees for a period of years corresponding with the severance multiple; provided that, if such coverage is not available for any portion of such period under our medical plans, we must arrange for alternate comparable coverage. In addition, if the executive (other than Mr. Klueg and Mr. Schertel) is terminated by us without cause or the executive resigns for good reason within two years following a change in control, the executive shall be entitled to a supplemental payment equal to the excess, if any, of (X) the product of the severance multiple times the executive’s target annual bonus, over (Y) the product of the severance multiple times the average annual bonus described above.

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

Each executive (including Mr. Klueg and Mr. Schertel) is restricted (either pursuant to their employment agreement or a separate agreement), for a period following termination of employment (24 months for Messrs. McCormack, Overbeeke and Wilson; 18 months for Messrs. Madden and Keller (or 12 months for Messrs. Madden and Keller if their employment agreement expires due to their election not to extend the term); 12 months for Mr. Klueg and Mr. Schertel), from (1) soliciting in competition certain of our customers, (2) competing with us or entering the employment or providing services to entities who compete with us or (3) soliciting or hiring our employees. The specific agreement containing these restrictions also provides that the Company may cease further payments and pursue its other rights and remedies in the event of a breach by the executive. Mr. Schertel’s contract containing the foregoing restrictions includes our agreement to pay him an amount equal to his annual base salary to be paid in 12 equal monthly installments if we terminate his employment without cause. The Klueg Letter Agreement includes our agreement to pay him an amount equal to his annual base salary to be paid in 12 equal monthly installments if we terminate his employment without cause.

Mr. Madden separated from service effective December 31, 2013. For purposes of Mr. Madden’s Employment Agreement, his separation from service was treated as a “termination without cause,” which entitled Mr. Madden to receive severance payments totaling $585,206 payable as described above and continued health care coverage for eighteen months ($17,189).

Total Potential Payout Assuming Termination Event Occurred on December 31, 2013

			Termination by Company Without Cause or by Executive for Good Reason(1)			Termination Due to Non-Renewal of Employment Agreement
Name	Benefit		Normally ($)	After Change in Control ($)	Termination by Company for Cause ($)	By Company ($)	By Executive ($)	Voluntary Resignation by Executive ($)	Retirement, Death or Disability(3) ($)
Terry R. McCormack President and Chief Executive Officer	•	Severance	5,000,000	5,000,000	N/A	1,494,000	1,494,000	N/A	N/A
	•	RSU payment	1,500,000	1,500,000	N/A	N/A	N/A	N/A	1,500,000
	•	Continued health coverage	22,918	22,918	N/A	N/A	N/A	N/A	N/A
	•	Accelerated vesting of matching contribution(3)	0	34,848	0	0	0	0	34,848

Total			6,522,918	6,557,766	0	1,494,000	1,494,000	0	1,534,848

Keith A. Wilson President, Global Filtration Group	•	Severance	1,345,350	2,060,000	N/A	1,030,000	1,030,000	N/A	N/A
	•	Continued health coverage	34,144	34,144	N/A	N/A	N/A	N/A	N/A
	•	Accelerated vesting of matching contribution(3)	0	25,184	0	0	0	0	25,184

Total			1,379,494	2,119,328	0	1,030,000	1,030,000	0	25,184

			Termination by Company Without Cause or by Executive for Good Reason(1)			Termination Due to Non-Renewal of Employment Agreement
Name	Benefit		Normally ($)	After Change in Control ($)	Termination by Company for Cause ($)	By Company ($)	By Executive ($)	Voluntary Resignation by Executive ($)	Retirement, Death or Disability(3) ($)
Jorge C. Schertel President, Affinia Group S.A.	•	Severance	340,099	340,099	N/A	N/A	N/A	N/A	N/A
	•	Continued health coverage	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	•	Accelerated vesting of matching contribution(3)	0	5,736	0	0	0	0	5,736

Total			340,099	345,835	0	0	0	0	5,736

Steven E. Keller Senior Vice President, General Counsel and Secretary	•	Severance	860,931	1,181,770	N/A	517,650	345,100	N/A	250,000
	•	RSU payment	600,000	600,000	N/A	N/A	N/A	N/A	600,000
	•	Continued health coverage	25,608	25,608	N/A	N/A	N/A	N/A	N/A
	•	Accelerated vesting of matching contribution(3)	0	6,866	0	0	0	0	6,866

Total			1,486,539	1,814,244	0	517,650	345,100	0	856,866

Steven P. Klueg Senior Vice President and Chief Financial Officer	•	Severance	325,000	325,000	N/A	N/A	N/A	N/A	N/A
	•	Continued health coverage	17,072	17,072	N/A	N/A	N/A	N/A	N/A
	•	Accelerated vesting of matching contribution(3)	0	0	0	0	0	0	0

Total			342,072	342,072	0	0	0	0	0

(1)	The ability of an executive to terminate for good reason applies only to Messrs. McCormack, Madden, Wilson and Keller. Mr. McCormack’s May letter agreement modified the amounts to which he would be entitled in certain circumstances and reduced his outstanding RSUs by 50%. Subsequently Mr. McCormack entered into a letter agreement dated December 19, 2013, pursuant to which we agreed to acquire his remaining RSUs in exchange for a payment of $1.5 million.
(2)	Upon retirement, death or disability, the Named Executive Officer (or his estate) is entitled to receive any earned but unpaid cash incentive award plus a pro-rata portion of any annual cash incentive award that the Named Executive Officer would have earned had his employment not terminated. In addition, on death, each of our Named Executive Officer’s designated beneficiaries would be entitled to receive life insurance proceeds equal to 1.5 times the Named Executive Officer’s base salary (with the exception of Mr. Schertel whose life insurance policy has a face amount of $501,739).
(3)	Amounts do not include previously vested amounts under our deferred compensation plan. However, in accordance with the terms of our deferred compensation plan, any unvested matching contributions made by us will vest immediately upon the retirement, death or disability of the participant or upon any change-in-control or initial public offering of Holdings common stock that occurs prior to a participant’s separation from service. If any of the foregoing events had occurred on December 31, 2013, then our prior unvested matching contributions in the amounts reflected in the table would have vested on such date. In addition, in the event of a change in control, a participant’s entire account balance, including any unvested matching contributions that vest as a result of the change in control, will be distributed in a lump sum cash payment no later than thirty days following the date of the change in control (see the amounts in the “Aggregate Balance at Last Fiscal Year End” column in the non-qualified deferred compensation table above).

Director Compensation for 2013

The annual retainer for non-management directors is $75,000. The Chairman of the Board is paid an additional $325,000 annually. Mr. Riess, as Lead Director, is paid an additional $25,000 annually. The chair of our Audit Committee is paid an additional $125,000 annually in recognition of the Audit Committee chair’s expanded responsibilities. The Chair of our Compensation Committee and the Chair of our Nominating Committee each are paid an additional $10,000 annually.

The following table summarizes compensation for our non-employee directors for 2013.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William M. Lasky	75,000	-0-	-0-	-0-	-0-	-0-	75,000
James S. McElya	318,750	-0-	-0-	-0-	-0-	-0-	318,750
Donald J. Morrison(1)	75,000	-0-	-0-	-0-	-0-	-0-	75,000
Joseph A. Onorato	181,250	-0-	-0-	-0-	-0-	-0-	181,250
Joseph E. Parzick(3)	42,500	-0-	-0-	-0-	-0-	-0-	42,500
John M. Riess	100,000	-0-	-0-	-0-	-0-	-0-	100,000
James A. Stern	88,750	-0-	-0-	-0-	-0-	-0-	88,750

(1)	Mr. Morrison’s fees were paid directly to his employer in accordance with his employer’s policies regarding employee participation on boards of directors of the employer’s investment portfolio companies.
(2)	As of December 31, 2013, Messrs. Lasky, McElya, Morrison, Onorato, Parzick, Riess, and Stern each held 2,119, 2,119, 4,237, 4,237, 4,237, 4,237, 4,237 unvested restricted stock units, respectively. The restricted stock units are subject to the same vesting criteria as all other Restricted Stock Units granted in connection with the option exchange. See “Compensation Discussion and Analysis – Option Exchange Program.”
(3)	Mr. Parzick resigned from our Board of Directors effective May 31, 2013.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee was at any time during 2013, or at any other time, one of our officers or employees or had any relationship requiring disclosure by us under any paragraph of Item 404 of Regulation S-K. None of our executive officers served on the compensation committee or Board of Directors of another entity whose executive officer(s) served on our Compensation Committee or Board of Directors.

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

(a) Equity Compensation Plan Information

The following table sets forth information about our common stock that may be issued under all of our existing equity compensation plans as of December 31, 2013, including the 2005 Stock Plan (a description of which may be found above under the heading “Equity Incentive Plan Awards”).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance (excluding securities reflected in column)
Equity compensation plans approved by security holders	N/A		N/A		N/A
Equity compensation plans not approved by security holders:	247,543	(1)	$62.87	(2)	80,230	(3)

Total	247,543		$62.87		80,230

(1)	Consists of 23,355 shares of Holding’s common stock issuable upon the exercise of outstanding options and 205,508 shares of Holdings’ common stock issuable upon the vesting of restricted stock units awarded under the 2005 Stock Plan. Also includes 18,517 shares of Holdings’ common stock that may be issued under the Affinia Group Senior Executive Deferred Compensation and Stock Award Plan and 163 shares that were issued as a stock award.
(2)	Weighted-average exercise price does not include restricted stock units or shares that may be issued under the Affinia Group Senior Executive Deferred Compensation and Stock Award Plan, which by their nature do not have an exercise price.
(3)	Consists of shares of Holdings’ common stock issuable under the 2005 Stock Plan pursuant to various awards the compensation committee of the Board of Directors may make, including non-qualified stock options, incentive stock options, restricted and unrestricted stock, restricted stock units and other equity-based awards. See “Item 11. Executive Compensation” for a description of the 2005 Stock Plan.

(b) Security Ownership of Certain Beneficial Owners and Management

Affinia Group Holdings Inc. owns 100% of the issued and outstanding common stock of Affinia Group Intermediate Holdings Inc. Affinia Group Intermediate Holdings Inc. owns 100% of the issued and outstanding common stock of Affinia Group Inc.

The following table and accompanying footnotes show information regarding the beneficial ownership of the common stock of Affinia Group Holdings Inc. as of March 31, 2014 by (1) each person known by us, based on information available to us, to beneficially own more than 5% of the issued and outstanding common stock of Affinia Group Holdings Inc., (2) each of our directors and nominees, (3) each named executive officer and (4) all directors and executive officers as a group.

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

Names and addresses of beneficial owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Class
The Cypress Group L.L.C.	2,175,000	(2)	60.8%
The address of each of the Cypress Funds and Cypress Side-By-Side L.L.C. is c/o The Cypress Group L.L.C., 437 Madison Avenue, 33rd Floor, New York, NY 10022
OMERS Administration Corporation	700,000		19.6%
The address of OMERS Administration Corporation is c/o Omers Capital, Royal Bank Plaza, South Tower, 200 Bay Street, Suite 2010, Box 6, Toronto, Ontario, Canada M5J 2J2.
The Northwestern Mutual Life Insurance Company	400,000		11.2%
The address of The Northwestern Mutual Life Insurance Company is 720 East Wisconsin Avenue, Milwaukee, WI 53202.
California State Teachers’ Retirement System	200,000		5.6%
The address of California State Teachers’ Retirement System is 100 Waterfront Place, West Sacramento, CA 95605.

Common Stock Ownership
Name of beneficial owner	Common Stock Owned	Common Stock Acquirable in 60 days	Total
Lasky	-0-	-0-	-0-
McElya	-0-	-0-	-0-
Morrison	-0-	-0-	-0-
Onorato	-0-	-0-	-0-
Parzick	-0-	-0-	-0-
Riess	250	-0-	250
Stern	-0-	-0-	-0-
McCormack	5,856	-0-	5,856
Madden	-0-	-0-	-0-
Wilson	4,298	-0-	4,298
Schertel	3,189	-0-	3,189
Pizarek	315	-0-	315
Keller	2,088	-0-	2,088
Zorn	1,547	-0-	1,547
Quick	-0-	-0-	-0-
Manning	-0-	-0-	-0-
All Directors and Executive officers*	17,543	-0-	17,543

*	The executive officers or members of the Board of Directors of Affinia Group Inc. currently hold 0.4904% of shares of the outstanding common stock of Affinia Group Holdings Inc. The amount of ownership for each Named Executive Officer or member of the Board is shown above and each of the executive officers or members of the Board own less than 1.0% of outstanding shares.
(1)	Applicable percentage of ownership is based on 3,577,672 shares of common stock outstanding as of March 31, 2014 plus, as to any person, shares are deemed to be beneficially owned by such person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.
(2)	Includes 2,063,038 shares of common stock owned by Cypress Merchant Banking Partners II L.P., 87,703 shares of common stock owned by Cypress Merchant Banking II C.V., 19,909 shares of common stock owned by 55th Street Partners II L.P. (collectively, the “Cypress Funds”) and 4,350 shares of common stock owned by Cypress Side-by-Side LLC. Cypress Associates II L.L.C. is the managing general partner of Cypress Merchant Banking II C.V. and the general partner of Cypress Merchant Banking Partners II L.P. and 55th Street Partners II L.P., and has voting and investment power over the shares held or controlled by each of these funds. Certain executives of The Cypress Group L.L.C., including Messrs. Jeffrey Hughes and James Stern, may be deemed to share beneficial ownership of the shares shown as beneficially owned by the Cypress Funds. Each of such individuals disclaims beneficial ownership of such shares. Cypress Side-By-Side L.L.C. is a sole member-L.L.C. of which Mr. James Stern is the sole member.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Director Independence

The members of our Board of Directors are James A. Stern, William M. Lasky, Terry R. McCormack, James S. McElya, Donald J. Morrison, Joseph A. Onorato and John M. Riess. Though not formally considered by our Board of Directors, given that our securities are not registered or traded on any national securities exchange, based upon the listing standards of the New York Stock Exchange, we do not believe that Mr. Stern or Mr. McCormack would be considered independent either because they serve as members of our management team or because of their relationships with various Cypress funds or certain affiliates of Affinia Group Holdings Inc. or other entities that hold significant interests in Affinia Group Holdings Inc. We do believe that Mr. Lasky, Mr. McElya, Mr. Morrison, Mr. Onorato and Mr. Riess would qualify as “independent” based on the New York Stock Exchange’s director independence standards for listed companies.

Investor Stockholders Agreement

Pursuant to the Amended and Restated Stockholders Agreement dated as of November 30, 2012, among Affinia Group Holdings Inc., various Cypress funds, OMERS, The Northwestern Mutual Life Insurance Company, California State Teachers’ Retirement System and Stockwell Fund, L.P., the number of directors serving on the Board of Directors will be no less than seven and no more than eleven. The Stockholders Agreement entitles Cypress to designate three directors. Cypress has currently appointed Mr. Stern, and Mr. McElya. As long as OMERS members own at least 50 percent in the aggregate of the number of shares owned by them on November 30, 2004, OMERS is entitled to designate one director, who currently is Mr. Morrison. Cypress is entitled to designate three directors who are not affiliated with any of the parties to the Stockholders Agreement, who currently are Mr. Lasky, Mr. Onorato and Mr. Riess. Additionally, the Stockholders Agreement entitles the individual serving as CEO, currently Mr. McCormack, and another individual serving as one of our senior officers, currently vacant, to seats on the Board of Directors. The Stockholders Agreement also provides that the nominating committee of the Board of Directors may from time to time select two additional individuals who must be independent to serve as Directors.

Other Related Person Transactions

We describe below the transactions that have occurred since the beginning of fiscal 2013, and any currently proposed transactions, that involve the Company or a subsidiary and exceed $120,000, and in which a related party had or has a direct or indirect material interest.

Mr. John M. Riess, a Board member, is the parent of J. Michael Riess, who is currently employed with Genuine Parts Company (NAPA) as president of a distribution facility. NAPA is the Company’s largest customer as a percentage of total net sales from continuing operations. NAPA accounted for $279 million, $287 million and $299 million of our total net sales from continuing operations, which represented 22%, 23% and 22% of our total net sales from continuing operations for the years ended December 31, 2011, 2012 and 2013, respectively.

Effective July 1, 2012, we, along with Affinia Group Holdings Inc. and Affinia Group Inc., entered into an amendment to the Advisory Agreement with Torque Capital Group LLC for services related to corporate strategy, finance, investments and such other services as we may request from time to time. Mr. Joseph E. Parzick, one of our former directors, is a managing partner of Torque Capital Group LLC. The Advisory Agreement was amended to change the expiration date of the obligation to pay the quarterly fee from June 30, 2012 to March 31, 2013. In accordance with the terms of the Advisory Agreement, the Company terminated its obligation to pay the quarterly fee effective December 31, 2012.

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

Item 14.	Independent Registered Public Accounting Firm Fees

For services rendered in 2012 and 2013 by Deloitte & Touche LLP, our independent public accounting firm, we incurred the following fees:

	2012	2013
Audit Fees (1)	$2.8	$2.0
Tax Fees (2)	$2.7	$1.0
Other Fees (3)	$7.0	$0.2

(1)	Represents fees incurred for the annual audits of the consolidated financial statements, quarterly reviews of interim financial statements, statutory audits of foreign subsidiaries and SEC registration statements.
(2)	Represents fees incurred for U.S. and foreign income tax compliance, acquisition and disposition related tax services and tax planning services.
(3)	Represents fees primarily incurred for services related to acquisitions, carve-out audits, dispositions and other professional services.

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

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial Statements:

See Item 8 above.

2.	Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts

The allowance for doubtful accounts is summarized below for the period ending December 31, 2011, December 31, 2012, and December 31, 2013:

(Dollars in millions)	Balance at beginning of period	Amounts charged to income	Trade accounts receivable “written off” net of recoveries	Adjustments arising from change in currency exchange rates and other items	Balance at end of period
Year ended December 31, 2011	$2	$1	$—	$(2)	$1
Year ended December 31, 2012(1)	$1	$2	$(1)	$1	$3
Year ended December 31, 2013	$3	$2	$(2)	$(1)	$2

(1)	The allowance for doubtful accounts excludes less than $1 million reserve as of December 31, 2013, which is classified in the current assets of discontinued operations.

All other financial statement schedules are not required under the relevant instructions or are inapplicable and therefore have been omitted.

3.	Exhibits

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

Exhibit Number	Description of Exhibit

3.5	Certificate of Incorporation of Affinia Group Intermediate Holdings Inc., which is incorporated herein by reference from Exhibit 3.5 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005.

3.6	By-laws of Affinia Group Intermediate Holdings Inc., which is incorporated herein by reference from Exhibit 3.6 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005.

4.1	Indenture, dated April 25, 2013, among Affinia Group Inc., the Guarantors and Wilmington Trust, National Association, as trustee, which is incorporated herein by reference from Exhibit 4.1 on Form 8-K of Affinia Group Intermediate Holdings Inc. filed on May 1, 2013.

4.2	Form of 7.750% Senior Note Due 2021 (included in Exhibit 4.1), which is incorporated herein by reference from Exhibit 4.1 on Form 8-K of Affinia Group Intermediate Holdings Inc. filed on May 1, 2013.

4.3	Credit Agreement, dated April 25, 2013, among Affinia Group Intermediate Holdings Inc., Affinia Group Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, which is incorporated herein by reference from Exhibit 4.3 on Form 10-Q of Affinia Group Intermediate Holdings Inc. filed on August 9, 2013.

4.4	Guarantee and Collateral Agreement, dated April 25, 2013 among Affinia Group Intermediate Holdings Inc., Affinia Group Inc., the subsidiary loan parties identified therein and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, which is incorporated herein by reference from Exhibit 4.4 on Form 8-K of Affinia Group Intermediate Holdings Inc. filed on May 1, 2013.

4.5	ABL Credit Agreement, dated April 25, 2013, among Affinia Group Intermediate Holdings Inc., Affinia Group Inc., certain subsidiaries party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent, which is incorporated herein by reference from Exhibit 4.5 on Form 8-K of Affinia Group Intermediate Holdings Inc. filed on May 1, 2013.

4.6	Guarantee and Collateral Agreement, dated April 25, 2013, among Affinia Group Intermediate Holdings Inc., Affinia Group Inc., the subsidiary loan parties identified therein and Bank of America, N.A., as administrative agent, which is incorporated herein by reference from Exhibit 4.6 on Form 8-K of Affinia Group Intermediate Holdings Inc. filed on May 1, 2013.

10.9#	Affinia Group Senior Executive Deferred Compensation and Stock Award Plan, dated as of March 6, 2008, which is incorporated herein by reference from Exhibit 10.9 on Form 10-K/A of Affinia Group Intermediate Holdings Inc. filed on March 14, 2008.

10.10	Stockholders Agreement, dated as of November 30, 2004, among Affinia Group Holdings Inc., various Cypress funds, Ontario Municipal Employees Retirement Board, The Northwestern Mutual Life Insurance Company, California State Teachers’ Retirement System and Stockwell Fund, L.P., which is incorporated herein by reference from Exhibit 10.10 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005.

10.11	Amendment to Stockholders Agreement, dated January 24, 2005, among Affinia Group Holdings Inc., various Cypress funds, Ontario Municipal Employees Retirement Board, The Northwestern Mutual Life Insurance Company, California State Teachers’ Retirement System and Stockwell Fund, L.P., which is incorporated herein by reference from Exhibit 10.12 on Form 10-K of Affinia Group Intermediate Holdings Inc. filed on March 11, 2011.

10.12#	Amended and Restated Employment Agreement, dated December 15, 2008, by and between Affinia Group Inc. and Terry R. McCormack, which is incorporated herein by reference from Exhibit 10.12 on Form 10-K of Affinia Group Intermediate Holdings Inc. filed on March 6, 2009.

10.13#	Amendment No. 1 to the Amended and Restated Employment Agreement, dated August 12, 2010, by and between Affinia Group Inc. and Terry R. McCormack, which is incorporated herein by reference from Exhibit 10.24 of Amendment No. 1 to the Registration Statement on Form S-1 of Affinia Group Holdings Inc. filed on August 12, 2010.

10.14#	Amendment No. 2 to the Amended and Restated Employment Agreement, dated August 29, 2012, by and between Affinia Group Inc. and Terry R. McCormack, which is incorporated by reference herein from Exhibit 10.14 on Form 10-K of Affinia Group Intermediate Holdings Inc. filed on March 18, 2013.

Exhibit Number	Description of Exhibit

10.15#	Amended and Restated Employment Agreement, dated December 15, 2008, by and between Affinia Group Inc. and Keith A. Wilson, which is incorporated herein by reference from Exhibit 10.13 on Form 10-K of Affinia Group Intermediate Holdings Inc. filed on March 6, 2009.

10.16#	Amendment No. 1 to the Amended and Restated Employment Agreement, dated August 12, 2010, by and between Affinia Group Inc. and Keith A. Wilson, which is incorporated herein by reference from Exhibit 10.25 of Amendment No. 1 to the Registration Statement on Form S-1 of Affinia Group Holdings Inc. filed on August 12, 2010.

10.17#	Amendment No. 2 to the Amended and Restated Employment Agreement, dated August 29, 2012, by and between Affinia Group Inc. and Keith A. Wilson, which is incorporated by reference herein from Exhibit 10.17 on Form 10-K of Affinia Group Intermediate Holdings Inc. filed on March 18, 2013.

10.18#	Amended and Restated Employment Agreement, dated December 15, 2008, by and between Affinia Group Inc. and Thomas H. Madden, which is incorporated herein by reference from Exhibit 10.15 on Form 10-K of Affinia Group Intermediate Holdings Inc. filed on March 6, 2009.

10.19#	Amendment No. 1 to the Amended and Restated Employment Agreement, dated August 12, 2010, by and between Affinia Group Inc. and Thomas H. Madden, which is incorporated herein by reference from Exhibit 10.23 of Amendment No. 1 to the Registration Statement on Form S-1 of Affinia Group Holdings Inc. filed on August 12, 2010.

10.20#	Amendment No. 2 to the Amended and Restated Employment Agreement, dated August 29, 2012, by and between Affinia Group Inc. and Thomas H. Madden, which is incorporated by reference herein from Exhibit 10.20 on Form 10-K of Affinia Group Intermediate Holdings Inc. filed on March 18, 2013.

10.21#	Amended and Restated Employment Agreement, dated December 15, 2008, by and between Affinia Group Inc. and Steven E. Keller, which is incorporated herein by reference from Exhibit 10.16 on Form 10-K of Affinia Group Intermediate Holdings Inc. filed on March 6, 2009.

10.22#	Amendment No. 1 to the Amended and Restated Employment Agreement, dated August 12, 2010, by and between Affinia Group Inc. and Steven E. Keller, which is incorporated herein by reference from Exhibit 10.22 of Amendment No. 1 to the Registration Statement on Form S-1 of Affinia Group Holdings Inc. filed on August 12, 2010.

10.23#	Amendment No. 2 to the Amended and Restated Employment Agreement, dated August 29, 2012, by and between Affinia Group Inc. and Steven E. Keller, which is incorporated by reference herein from Exhibit 10.23 on Form 10-K of Affinia Group Intermediate Holdings Inc. filed on March 18, 2013.

10.24#	Affinia Group Holdings Inc. 2005 Stock Incentive Plan amended as of November 14, 2006 and January 1, 2007, which is incorporated herein by reference from Exhibit 10.18 on Form 10-K of Affinia Group Intermediate Holdings Inc. filed on March 6, 2009.

10.25#	Amendment to Affinia Group Holdings Inc. 2005 Stock Incentive Plan, dated August 25, 2010, which is incorporated herein by reference from Exhibit 10.28 on Form 10-Q of Affinia Group Intermediate Holdings Inc. filed November 12, 2010.

10.26#	Amendment to Affinia Group Holdings Inc. 2005 Stock Incentive Plan, dated December 2, 2010, which is incorporated herein by reference from Exhibit 10.23 on Form 10-K of Affinia Group Intermediate Holdings Inc. filed on March 11, 2011.

10.27#	Form of Nonqualified Stock Option Agreement, which is incorporated herein by reference from Exhibit 10.17 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005.

10.28	Form of Management Stockholder’s Agreement, which is incorporated herein by reference from Exhibit 10.11 of Amendment No. 3 to the Registration Statement on Form S-1 of Affinia Group Holdings Inc. filed on November 22, 2010.

10.29	Form of Sale Participation Agreement, which is incorporated herein by reference from Exhibit 10.12 of Amendment No. 3 to the Registration Statement on Form S-1 of Affinia Group Holdings Inc. filed on November 22, 2010.

10.30	Form of Supplemental Agreement to the Management Stockholder’s Agreement and the Sale Participation Agreement, which is incorporated herein by reference from Exhibit 10.26 on Form 10-Q of Affinia Group Intermediate Holdings Inc. filed on November 12, 2010.

Exhibit Number	Description of Exhibit

10.31	Form of Management Confidentiality, Non-Competition and Proprietary Information Agreement, which is incorporated herein by reference from Exhibit 10.27 on Form 10-Q of Affinia Group Intermediate Holdings Inc. filed on November 12, 2010.

10.32	Form of Restricted Stock Unit Agreement, which is incorporated herein by reference from Exhibit 10.29 of Amendment No. 3 to the Registration Statement on Form S-1 of Affinia Group Holdings Inc. filed on November 22, 2010.

10.33#	Letter Agreement with Terry R. McCormack, dated May 31, 2013, which is incorporated herein by reference from Exhibit 10.1 on Form 10-Q of Affinia Group Intermediate Holdings Inc. filed August 9, 2013.

10.34#	Letter Agreement with Steven Klueg, dated October 11, 2013, which is incorporated herein by reference from Exhibit 10.48 on Form 10-Q of Affinia Group Intermediate Holdings Inc. filed November 8, 2013.

10.35#	Letter Agreement with Steven E. Keller, dated January 8, 2014, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Affinia Group Intermediate Holdings Inc. filed January 14, 2014.

10.36#	Letter Agreement with Terry R. McCormack, dated December 19, 2013, which is incorporated herein by reference from Exhibit 99.2 on Form 8-K of Affinia Group Intermediate Holdings Inc. filed January 14, 2014.

10.37#	Letter Agreement with Thomas H. Madden, dated December 19, 2013, which is incorporated herein by reference from Exhibit 99.3 on Form 8-K of Affinia Group Intermediate Holdings Inc. filed January 14, 2014.

10.38	Agreement between Brake Parts Inc. and Klarius Group Limited and Bank of America, N.A.S. dated February 2, 2010, which is incorporated herein by reference from Exhibit 10.1 on Form 8-K of Affinia Group Intermediate Holdings Inc. filed on February 8, 2010.

10.39	Omnibus Fourth Amendment to ABL Credit Agreement and Other Credit Documents, dated as of May 22, 2012, which is incorporated by reference herein from Exhibit 10.1 on Form 8 of Affinia Group Intermediate Holdings Inc. filed on May 29, 2012.

10.40	Fifth Amendment to ABL Credit Agreement, dated November 30, 2012, among Parent, the Company, certain of the Company’s U.S. subsidiaries, certain of the Company’s Canadian subsidiaries, the lenders party thereto, Bank of America, N.A., as the administrative agent and the other agents party thereto, which is incorporated by reference herein from Exhibit 10.40 on Form 10-K of Affinia Group Intermediate Holdings Inc. filed on March 18, 2013.

10.41	Limited Waiver to Lien Subordination Agreement and Inter creditor Agreement, dated as of August 31, 2012, which is incorporated by reference herein from Exhibit 4.2 on Form 10-Q of Affinia Group Intermediate Holdings Inc. filed on November 13, 2012.

Exhibit Number	Description of Exhibit

10.42	Advisory Agreement, dated January 1, 2011, among Affinia Group Inc., Affinia Group Intermediate Holdings Inc., Affinia Group Holdings Inc. and Cypress Advisors, Inc., which is incorporated herein by reference from Exhibit 10.40 on Form 10-K of Affinia Group Intermediate Holdings Inc. filed on March 11, 2011.

10.43	Advisory Agreement, dated January 1, 2011, among Affinia Group Inc., Affinia Group Intermediate Holdings Inc., Affinia Group Holdings Inc. and Torque Capital Group LLC, which is incorporated herein by reference from Exhibit 10.41 on Form 10-K of Affinia Group Intermediate Holdings Inc. filed on March 11, 2011.

10.44	Asset Purchase Agreement, dated January 21, 2014, by and between Affinia Group Inc. and VSC Quest Acquisition LLC, which is incorporated herein by reference from Exhibit 2.1 on Form 8-K of Affinia Group Intermediate Holdings Inc. filed January 22, 2014.

10.45*	First Amendment to Credit Agreement, dated February 4, 2014, among Affinia Group Intermediate Holdings Inc., Affinia Group Inc., the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent.

10.46*	First Amendment to ABL Credit Agreement, dated February 4, 2014, among Affinia Group Intermediate Holdings Inc., Affinia Group Inc., certain subsidiaries party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent.

21.1*	List of Subsidiaries.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Terry R. McCormack, our Chief Executive Officer, President and Director, and Steven P. Klueg, our Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	filed herewith
#	management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFINIA GROUP INTERMEDIATE HOLDINGS INC.

By:	/S/ TERRY R. MCCORMACK
Terry R. McCormack
President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2014.

	Signature	Title

By:	/S/ TERRY R. MCCORMACK	President, Chief Executive Officer, and Director
	Terry R. McCormack	(Principal Executive Officer)

By:	/S/ STEVEN P. KLUEG	Senior Vice President and Chief Financial Officer
	Steven P. Klueg	(Principal Financial Officer)

By:	/S/ SCOT S. BOWIE	Chief Accounting Officer
	Scot S. Bowie	(Principal Accounting Officer)

By:	/S/ JAMES S. MCELYA	Chairman of the Board of Directors
James S. McElya

By:	/S/ WILLIAM M. LASKY	Director
William M. Lasky

By:	/S/ DONALD J. MORRISON	Director
Donald J. Morrison

By:	/S/ JOSEPH A. ONORATO	Director
Joseph A. Onorato

By:	/S/ JOHN M. RIESS	Director
John M. Reiss

By:	/S/ JAMES A. STERN	Director
James A. Stern