Form 10-Q
period 2014-03-31
Affinia Group Intermediate Holdings Inc.
filed 2014-05-13
CIK 1328655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2014.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                      to                      .

Commission File No. 333-128166-10

Affinia Group Intermediate Holdings Inc.

(Exact name of registrant as specified in its charter)

Delaware	34-2022081
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1 Wix Way, Gastonia, North Carolina	28054
(Address of Principal Executive Offices)	(Zip Code)

(704) 869-3300

(Registrant’s Telephone Number, Including Area Code)

1101 Technology Drive,

Ann Arbor, Michigan 48108

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 1,000 shares outstanding of the registrant’s common stock as of May 12, 2014 (all of which are privately owned and not traded on a public market).

Index

Affinia Group Intermediate Holdings Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this report, the words “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “plans,” “projects,” or future or conditional verbs, such as “could,” “may,” “should,” or “will,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends and data are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there is no assurance that these expectations, beliefs and projections will be achieved. For a more detailed discussion of these risks and uncertainties, see Part I, “Item 1A. Risk Factors” in our Annual Report on form 10-K for the year ended December 31, 2013. With respect to all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Affinia Group Intermediate Holdings Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Net sales	$331	$326
Cost of sales	(255)	(254)

Gross profit	76	72
Selling, general and administrative expenses	(51)	(42)

Operating profit	25	30
Other income and expense, net	(8)	(1)
Interest expense	(15)	(15)

Income from continuing operations before income tax provision and noncontrolling interest	2	14
Income tax provision	(4)	(6)

Net (loss) income from continuing operations	(2)	8
Income (loss) from discontinued operations, net of tax	1	(2)

Net (loss) income	(1)	6
Less: net income attributable to noncontrolling interest, net of tax	—	—

Net (loss) income attributable to the Company	$(1)	$6

See accompanying notes to condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Net (loss) income	$(1)	$6
Other comprehensive income (loss), net of tax:
Change in fair value of interest rate swap	(2)	—
Change in foreign currency translation adjustments	2	(3)

Total other comprehensive income (loss)	—	(3)

Total comprehensive (loss) income	(1)	3
Less: comprehensive income attributable to noncontrolling interest, net of tax	—	—

Comprehensive income (loss) attributable to the Company	$(1)	$3

See accompanying notes to condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in millions)	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$67	$101
Trade accounts receivable, less allowances of $2 million at both March 31, 2014 and December 31, 2013	175	141
Inventories, net	228	221
Current deferred taxes	40	39
Prepaid taxes	27	29
Other current assets	27	32
Current assets of discontinued operations	150	141

Total current assets	714	704
Property, plant, and equipment, net	122	123
Goodwill	3	3
Other intangible assets, net	59	60
Deferred financing costs	19	18
Deferred income taxes	83	80
Investments and other assets	19	21

Total assets	$1,019	$1,009

Liabilities and shareholder’s equity (deficit)
Current liabilities:
Accounts payable	$145	$121
Notes payable	17	23
Current maturities of long-term debt	7	7
Other accrued expenses	75	78
Accrued payroll and employee benefits	20	19
Current liabilities of discontinued operations	30	31

Total current liabilities	294	279
Long-term debt	906	907
Deferred employee benefits and other noncurrent liabilities	22	24

Total liabilities	1,222	1,210

Contingencies and commitments
Shareholder’s equity:
Common stock, $.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	455	456
Accumulated deficit	(639)	(638)
Accumulated other comprehensive loss	(20)	(20)

Total shareholder’s deficit of the Company	(204)	(202)
Noncontrolling interest in consolidated subsidiaries	1	1

Total shareholder’s deficit	(203)	(201)

Total liabilities and shareholder’s equity (deficit)	$1,019	$1,009

See accompanying notes to the condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Operating activities
Net (loss) income	$(1)	$6
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	5	6
Currency devaluation	7	2
Stock-based compensation	—	1
Provision for deferred income taxes	(4)	—
Change in trade accounts receivable	(56)	(44)
Change in inventories	(8)	2
Change in other current operating assets	6	(1)
Change in other current operating liabilities	29	45
Change in other	1	(4)

Net cash (used in) provided by operating activities	(21)	13
Investing activities
Proceeds from the sale of an equity method investment	4	—
Additions to property, plant and equipment	(5)	(4)

Net cash used in investing activities	(1)	(4)
Financing activities
Payment of deferred financing costs	(1)	—
Repayments of debt	(8)	—

Net cash used in financing activities	(9)	—
Effect of exchange rates on cash	(3)	—
(Decrease) increase in cash and cash equivalents	(34)	9
Cash and cash equivalents at beginning of the period	101	51

Cash and cash equivalents at end of the period	$67	$60

See accompanying notes to the condensed consolidated financial statements.

Affinia Group Intermediate Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1. DESCRIPTION OF BUSINESS

Affinia Group Intermediate Holdings Inc. (the Company) is an innovative global leader in the design, manufacture, distribution and marketing of industrial grade filtration products and services and replacement products in South America, headquartered in Gastonia, North Carolina. The Company’s broad range of filtration and other products are sold in North America, Europe, South America, Asia and Africa. The Company’s brands include WIX®, FiltronTM, Nakata® and ecoLAST®. Additionally, the Company provides private label products for NAPA®, CARQUEST® and ACDelco®.

The Company is wholly-owned by Affinia Group Holdings Inc. (Holdings), a company controlled by affiliates of The Cypress Group, LLC (Cypress).

Affinia Group Inc., the Company’s direct, wholly-owned subsidiary and a Delaware corporation formed on June 28, 2004, entered into a stock and asset purchase agreement on November 30, 2004, as amended (the Purchase Agreement), with Dana Corporation (Dana). The Purchase Agreement provided for the acquisition by Affinia Group Inc. of substantially all of Dana’s aftermarket business operations.

As discussed further in Note 5 to the Condensed Consolidated Financial Statements, “Discontinued Operation – Chassis”, in the fourth quarter of 2013, management committed to a plan to sell the Chassis group. Accordingly, the results of the Chassis group are included as a component of discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented.

The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. In these Notes to the Condensed Consolidated Financial Statements, the terms “the Company,” “we,” “our” and “us” refer to Affinia Group Intermediate Holdings Inc. and its subsidiaries on a consolidated basis.

2. BASIS OF PRESENTATION

These Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States (U.S.) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these Condensed Consolidated Financial Statements do not include all information and notes required by GAAP in the U.S. for annual financial statements. Because the interim Condensed Consolidated Financial Statements and Notes do not include all information and notes required by GAAP in the U.S. for annual financial statements, the Condensed Consolidated Financial Statements and other information included in this quarterly report should be read in conjunction with the Consolidated Financial Statements and Notes in the Affinia Group Intermediate Holdings Inc. Annual Report on Form 10-K for the year ended December 31, 2013.

These Condensed Consolidated Financial Statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to fairly present the financial position and results of operations. Amounts reported in the interim Condensed Consolidated Statement of Operations and the interim Condensed Consolidated Statements of Comprehensive Income are not necessarily indicative of amounts expected for the respective annual periods.

In preparing financial statements that conform to GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

3. NEW ACCOUNTING PRONOUNCEMENTS

Adopted Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-10, “Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” ASU 2013-10 allows the Fed Funds Effective Swap Rate to be designated as a U.S. benchmark interest rate for hedge accounting purposes, in addition to interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate (LIBOR). The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Company does not anticipate the requirements of ASU 2013-10 will have a material impact on the consolidated financial statements because the Company currently has not entered into any new or redesignated hedging relationships that meet these requirements.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. Management does not believe that the adoption of this standard has any impact on the presentation of unrecognized tax benefits in the Condensed Consolidated Balance Sheets.

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830) — Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU No. 2013-05 resolves the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. ASU 2013-5 is effective prospectively for the first annual period beginning after December 15, 2013. The adoption of this standard did not have any current impact on the results of operations, cash flows or financial position.

4. SEGMENT INFORMATION

The Company has two operating segments, Filtration and Affinia South America (ASA), which are considered reportable segments under ASC 280 “Segment Reporting.” Operating segments are determined based on information used by the chief operating decision maker (CODM) in deciding how to allocate resources and evaluate the performance of our businesses. Management evaluates the performance of its operating segments based primarily on revenue growth and operating profit. Although not considered an operating segment, corporate, eliminations and other includes corporate costs, interest expense and other amounts not allocated to the operating segments, as well as results of discontinued operations.

The Filtration segment is Affinia’s largest business unit, having contributed approximately 70% of global revenues during the three months ended March 31, 2014. Our Filtration products fit medium and heavy duty trucks, light vehicles, equipment in the off-highway market (i.e., residential and non-residential construction, mining, forestry and agricultural) and equipment for industrial and marine applications. The Filtration segment’s products include oil, air, fuel, cabin air, coolant, hydraulic and other filters for many types of vehicles and machinery. The products are sold under well-known brands, such as WIX® and Filtron, and private label brands including NAPA®, and CARQUEST®.

The ASA segment focuses on distributing and manufacturing brake, suspension, driveshaft and U-joint components, water and fuel pumps, filters, engine products, motorcycle products, accessories and other critical aftermarket components through its operations in Argentina, Brazil, Uruguay and Venezuela. The majority of the ASA segment’s revenue is generated in Brazil. In Brazil, ASA’s operations are conducted through Affinia Automotiva, an aftermarket parts manufacturer and master distributor, and Pellegrino, a warehouse distributor. Affinia Automotiva manufactures Nakata® brand shock absorbers and distributes those and other third party products to warehouse distributors, including Pellegrino. Pellegrino sells approximately 65% of its products to retailers and jobber stores, with the balance sold to parties such as auto centers, diesel injection centers, motorcycle retailers, heavy-duty fleets and engine rebuilders.

The following table presents financial information for each of our reportable segments, as well as for corporate, eliminations and other, and on a consolidated basis:

	Three Month Ended March 31, 2014
			Corporate,
			Eliminations &
(Dollars in millions)	Filtration	ASA	Other	Consolidated
Net Sales	$233	$98	$—	$331
Operating Profit	30	8	(13)	25

	Three Month Ended March 31, 2013
			Corporate,
			Eliminations &
(Dollars in millions)	Filtration	ASA	Other	Consolidated
Net Sales	$215	$111	—	$326
Operating Profit	29	7	(6)	30

5. DISCONTINUED OPERATION—CHASSIS

In the fourth quarter of 2013, management committed to a plan to sell the Chassis group. Pursuant to ASC Topic 205, “Presentation of Financial Statements,” the Chassis group met the definition of a disposal group at the time management committed to a plan to sell the group and, accordingly, the results of operations of the Chassis group have been classified as a component of discontinued operations. On January 21, 2014, Affinia Group Inc., a direct wholly owned subsidiary of Affinia Group Intermediate Holdings Inc., entered into an Asset Purchase Agreement (the Agreement) with Federal-Mogul Chassis LLC (formerly known as VCS Quest Acquisition LLC)(FM Chassis), an affiliate of Federal-Mogul Corporation, pursuant to which FM Chassis agreed to purchase the Chassis group. This transaction closed on May 1, 2014. The consolidated statements of cash flows were not adjusted to reflect this group as a discontinued operation for any period presented.

Upon the closing of this transaction on May 1, 2014, Affinia received cash proceeds of $140 million, which represented the agreed upon selling price of $150 million less a holdback of consideration of $10 million until completion of certain post-closing performance obligations.

Affinia Group Inc. and FM Chassis entered into a transition services agreement (TSA) effective with the distribution on May 1, 2014. The TSA provides for certain administrative and other services and support to be provided by Affinia Group Inc. to Chassis and to be provided by Chassis to Affinia Group Inc. Most of the transition services will expire during 2014 or 2015. The TSA was established as arm’s length transactions and is intended for the contracting parties to recover costs of the services.

The following table shows the Chassis group’s net sales, income before tax provision, income tax provision and net income that are included within income (loss) from discontinued operations on the Condensed Consolidated Statements of Operations:

	March 31,	March 31,
(Dollars in millions)	2014	2013
Net sales	$47	$46
Income before income tax provision	2	3
Income tax provision (benefit)	1	1

Net income	$1	$2

The following table shows the Chassis group’s assets and liabilities that are included in assets of discontinued operations and liabilities of discontinued operations on the Condensed Consolidated Balance Sheets:

	March 31,	December 31,
(Dollars in millions)	2014	2013
Cash	$1	$1
Accounts receivable	25	9
Inventory	70	74
Other current assets	2	4
Property, plant and equipment	8	8
Goodwill	22	22
Other intangible assets	22	22
Other assets	—	1

Total assets of discontinued operations	$150	$141

Accounts payable	$20	$18
Other accrued expenses	9	12
Accrued payroll and employee benefits	1	1

Total liabilities of discontinued operations	$30	$31

6. DERIVATIVES

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

All derivative instruments are recognized on our balance sheet at fair value. The fair value measurements of our currency forward contracts and interest rate swaps are based upon Level 2 inputs consisting of observable market data, as reported by a recognized independent third-party financial information provider. Based upon the Company’s periodic assessment of its own creditworthiness, and of the creditworthiness of the counterparties to its derivative instruments, fair value measurements are not adjusted for nonperformance risk.

Currency Forward Contract Derivatives

Our currency forward contracts are valued using then-current spot and forward market data as provided by external financial institutions. We enter into short-term currency forward contracts with banking institutions of only the highest tiered credit ratings and thus the counterparty credit risk associated with these contracts is not considered significant.

Our currency forward contracts are not designated as hedges of specific monetary asset balances subject to currency risks, therefore, any changes in the fair value of these currency forward contracts are recognized in earnings each accounting period. The Company’s outstanding currency forward contracts are recorded in the Condensed Consolidated Balance Sheets as either “Other current assets” or “Other accrued expenses,” depending on whether the contracts are in asset or liability positions at the end of each reporting period. The aggregate notional amounts of outstanding currency forward contracts were $98 million and $86 million as of March 31, 2014 and December 31, 2013, respectively. The fair market value of these contracts were less than $1 million as of both March 31, 2014 and December 31, 2013.

Currency forward contract gains and losses are recognized in “Other income and expense, net” in the Condensed Consolidated Statements of Operations in the reporting period of occurrence. The short-term currency exchange rate forward contracts are intended to offset the currency exchange gain (loss) related to the re-measurement process. During the three months ended March 31, 2014, we recorded gains associated with currency forward contracts of $1 million. During the three months ended March 31, 2013, we recorded losses of less than $1 million associated with currency forward contracts.

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

We have designated our interest rate swaps as cash flow hedges as described in ASC 815, “Derivatives and Hedging” (ASC 815). At the inception of the hedge, the Company formally documents its hedge relationships and risk management objectives and strategy for undertaking the hedge. In addition, the documentation identifies the interest rate swaps as a hedge of specific interest payments on variable rate debt, with the objective to perfectly offset the variability of interest expense as related to specific floating-rate debt. We also specify that the effectiveness of the interest rate swaps in mitigating interest expense variability shall be assessed using the “Hypothetical Derivative Method” as described in ASC 815.

The interest rate swaps are recorded in the Condensed Consolidated Balance Sheets as “Other current assets” or “Other accrued expenses,” depending on whether the contracts are in asset or liability positions at the end of each reporting period. In compliance with ASC 815, the Company formally assesses the effectiveness of its interest rate swaps at inception and at least every three months thereafter. These assessments have established that swaps have been, and are expected to continue to be, highly effective at offsetting the interest expense variability of the underlying floating rate debt and are therefore eligible for cash flow hedge accounting treatment.

Changes in the fair value of derivatives designated as cash flow hedges are recorded as a component of other comprehensive income (loss), to the extent such cash flow hedges are effective. Amounts are reclassified from other comprehensive income (loss) to earnings when the underlying hedged items are recognized, during the period that a hedge transaction is terminated, or whenever a portion of the hedge transaction results are deemed ineffective. We reclassified less than a million from other comprehensive income (loss) into interest expense during the three months ended March 31, 2014. There were no amounts reclassified from other comprehensive income (loss) into interest expense during the three months ended March 31, 2013 as there were no open interest rate derivatives during that period. There have been no gains or losses reclassified from other comprehensive income (loss) into earnings due to hedge ineffectiveness related to any of the Company’s interest rate swap transactions, nor were there gains or losses reclassified to income due to early termination of designated cash-flow hedge transactions during the three months ended March 31, 2014 or 2013.

As of March 31, 2014 and December 31, 2013, the notional amount and fair value of outstanding interest rate swaps outstanding are as follows:

(Dollars in millions)	Notional Amount	Fair Value
As of March 31, 2014	$300	$8
As of December 31, 2013	$300	$11

7. DEBT

Our debt consists of notes that are publicly traded, an asset-based revolving credit facility (ABL Revolver), term loan facilities consisting of Term Loan B-1 and Term Loan B-2 and other short-term borrowings. The fair value framework requires the categorization of our debt into three levels based upon the assumptions (inputs) used to determine fair value. The fair value of debt and the categorization of the hierarchy level of fair value, net of discount, is as follows:

Fair Value of Debt at March 31, 2014

(Dollars in millions)	Book Value of Debt	Fair Value Factor	Fair Value of Debt
Senior notes, due May 2021(1)	$250	108.06%	$270
Term Loan B-1, due April 2026(1)	199	100.25%	199
Term Loan B-2, due April 2020(1)	464	100.63%	467
ABL Revolver, due April 2018(2)	—	100%	—
Other debt(2)	17	100%	17

Total fair value of debt at March 31, 2014			$953

Fair Value of Debt at December 31, 2013

(Dollars in millions)	Book Value of Debt	Fair Value Factor	Fair Value of Debt
Senior notes, due May 2021(1)	$250	96.06%	$240
Term Loan B-1, due April 2026(1)	199	100.63%	200
Term Loan B-2, due April 2020(1)	465	101.38%	471
ABL revolver, due April 2018(2)	—	100%	—
Other debt(2)	23	100%	23

Total fair value of debt at December 31, 2013			$934

(1)	The fair value assigned to the Company’s long-term debt reflects financial model estimates generated from a third-party provider based on observable inputs related to market prices of comparable debt instruments and represents a Level 2 approximation within the fair value categorization framework.

(2)	The carrying value of fixed rate short-term debt approximates fair value because of the short term nature of these instruments. The carrying value of the Company’s current floating rate debt instruments approximates fair value because of the variable interest rates pertaining to those instruments. The fair value of debt is categorized within Level 2 of the hierarchy.

A financial covenant exists under the ABL Revolver which would be triggered if excess availability under the ABL Revolver is less than the greater of 10% of the total borrowing base and $10 million. If the covenant trigger were to occur, we would be required to satisfy and maintain a fixed charge coverage ratio of at least 1.00x, measured for the last twelve-month period. As of March 31, 2014, none of the covenant triggers had occurred. The impact of falling below the fixed charge coverage ratio would not be a default but would trigger the imposition of restrictions on our ability to pursue certain operational or financial transactions (e.g. asset dispositions, dividends and acquisitions).

As discussed further in Note 5 to the Condensed Consolidated Financial Statements, “Discontinued Operations – Chassis”, on May 1, 2014 the Company closed the sale of the Chassis group. In conjunction with the closing of the sale, cash proceeds of $140 million were received. In May 2014, the Company paid down $22 million of Term Loan B-1 and $53 million of Term Loan B-2. Additionally, in May 2014, the Company provided written notice of its intention to distribute $40 million of cash on hand to Holdings by which Holdings intends to pay down a portion of its outstanding third party debt.

8. INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined on the first in first out (FIFO) basis for all domestic inventories or average cost basis for non-U.S. inventories. Inventories are reduced by an allowance for slow-moving and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage. A summary of inventories, net is provided in the table below:

(Dollars in millions)	At March 31, 2014	At December 31, 2013
Raw materials	$67	$67
Work-in-process	10	17
Finished goods	151	137

	$228	$221

9. COMMITMENTS AND CONTINGENCIES

At March 31, 2014, the Company had purchase commitments for property, plant and equipment of approximately $4 million. A reconciliation of the changes in our return reserves, which is included in other accrued expenses, is presented in the following table. The table below excludes amounts associated with the Chassis group.

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Beginning balance	$6	$5
Amounts charged to revenue	3	3
Returns processed	(3)	(3)

Ending balance	$6	$5

The Company is continuing a review of certain allegations that have arisen in connection with business operations involving our subsidiaries in Poland and Ukraine. The allegations raise issues involving potential improper payments in connection with governmental approvals, permits, or other regulatory areas and possible conflicts of interest. The review is being supervised by the Audit Committee of our Board of Directors and is being conducted with the assistance of outside professionals. The review is at an early stage and no determination can yet be made as to whether the Company, in connection with the circumstances surrounding the review, may become subject to any fines, penalties and/or other charges imposed by any governmental authority, or any other damages or costs that may arise in connection with those circumstances. The Company has voluntarily self-reported on these matters to the U.S. Department of Justice and the U.S. Securities and Exchange Commission and intends to fully cooperate with these agencies in their review.

10. INCOME TAXES

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $8 million as of both March 31, 2014 and December 31, 2013. The Company recognizes interest related to unrecognized tax benefits in interest expense and recognizes penalties as part of the income tax provision. As of March 31, 2014, the Company’s accrual for interest and penalties was $1 million. The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. For jurisdictions in which the Company transacts significant business, tax years ended December 31, 2004 and later remain subject to examination by tax authorities. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

As discussed further in Note 14, Venezuelan Operations, during the first quarter of 2014 the Company recorded a currency devaluation of $7 million. This is a non-deductible item for U.S. income tax purposes and is the primary driver of the effective tax rate going from 43% in the first quarter of 2013 to in excess of 100% in the first quarter of 2014.

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

The Company has various accruals for civil liability, including product liability, and other costs. If there is a range of equally probable outcomes, we accrue at the lower end of the range. The Company had $2 million and $13 million accrued as of March 31, 2014 and December 31, 2013, respectively. These amounts are reflected in “Other accrued expenses” within the Condensed Consolidated Balance Sheets. The decrease in the amount accrued is due to a payment of $11 million made during the first quarter of 2014 in full settlement of the Neovia Logistics Services (U.K.) Limited claim. The Company had accrued $11 million during 2013 associated with this claim, with $5 million recorded as a component of discontinued operations in the first quarter of 2013. There are no recoveries expected from third parties associated with outstanding or settled claims.

In addition, we have various other claims that are reasonably possible of occurrence for which our aggregate maximum exposure to loss is $11 million. There are currently no reserves associated with these claims.

12. ACCOUNTS RECEIVABLE FACTORING

Affinia has agreements with third party financial institutions to factor certain receivables on a non-recourse basis. The terms of the factoring arrangements provide for the factoring of certain U.S. Dollar-denominated or Canadian Dollar-denominated receivables, which are purchased at the face value amount of the receivable discounted at the annual rate of LIBOR plus a spread on the purchase date. The amount factored is not contractually defined by the factoring arrangements and our use will vary each month based on the amount of underlying receivables and the cash flow needs of the Company.

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Gross accounts receivable factored	$106	$111
Expenses associated with factoring of receivables	1	1

Accounts receivable factored by Affinia are accounted for as a sale and removed from the balance sheet at the time of factoring, with the cost associated with the factoring program presented in “Other income and expense, net.”

13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, for the three months ended March 31, 2014 and 2013:

(Dollars in millions)	Pension adjustments	Foreign currency translation adjustment	Interest Rate Swap	Total AOCI
Balance at January 1, 2014	$(1)	$(26)	$7	$(20)
Other comprehensive income (loss) before reclassifications, net of tax	—	2	—	2
Change in fair value of interest rate swap	—	—	(2)	(2)

Net current period other comprehensive income	—	2	(2)	—

Balance at March 31, 2014	$(1)	$(24)	$5	$(20)

(Dollars in millions)	Pension adjustments	Foreign currency translation adjustment	Total AOCI
Balance at January 1, 2013	$(2)	$(7)	$(9)
Other comprehensive income (loss) before reclassifications, net of tax	—	(3)	(3)
Amounts reclassified from AOCI, net of tax	—	—	—

Net current period other comprehensive loss	—	(3)	(3)

Balance at March 31, 2013	$(2)	$(10)	$(12)

14. VENEZUELAN OPERATIONS

In accordance with U.S. GAAP, effective January 1, 2010, Affinia accounted for Venezuela as a highly inflationary economy because the three-year cumulative inflation rate for Venezuela using the blended Consumer Price Index (which is associated with the city of Caracas) and the National Consumer Price Index (developed commencing in 2008 and covering the entire country of Venezuela) exceeded 100%. Accordingly, effective January 1, 2010, our Venezuelan subsidiary used the U.S. Dollar as its functional currency. The financial statements of our subsidiary must be re-measured into the Company’s reporting currency (U.S. Dollar) and gains and losses from the re-measurement of monetary assets and liabilities are reflected in current earnings, rather than exclusively in the equity section of the balance sheet, until such time as the economy is no longer considered highly inflationary. The local currency in Venezuela is the Bolivar Fuerte (VEF).

On January 11, 2010, the Venezuelan government devalued the country’s currency and, on February 8, 2013, the Venezuelan government announced another devaluation of the currency to 6.30 VEF per U.S. Dollar and it eliminated the regulated parallel market rate of 5.3 VEF per U.S. Dollar. We used the official exchange rate of 6.30 VEF per U.S. Dollar to translate the financial statements of our Venezuelan subsidiary to comply with the regulations of Venezuela and are analyzing the impact of the volume restrictions on our business. The one-time devaluation had a $2 million negative impact on our pre-tax net income during the first quarter of 2013.

In 2013, the Venezuelan government authorized certain companies that operate in designated industry sectors to exchange a limited volume of VEFs for U.S. Dollars at a bid rate established via weekly auctions under what is known as SICAD 1. SICAD 1 auctions began in October 2013. However, SICAD 1 auctions are not indicative of a free market exchange as only designated industries may bid into individual auctions and the highest bids are not always recognized by the Venezuelan government. In March 2014, another currency exchange mechanism (SICAD 2) became effective. SICAD 2 is intended to more closely resemble a market-driven exchange rate than the rates provided by Venezuela’s other regulated exchange mechanisms (i.e the official rate and the SICAD 1 rate). Thus, as of March 31, 2014, entities may be able to convert VEFs at one of three legal exchange rates: official rate of 6.3 VEF to 1 U.S. Dollar, SICAD 1 rate of 10.7 VEF to 1 U.S. Dollar based on closing rate at last auction, and SICAD 2 rate of 50.86 VEF to 1 U.S. Dollar based on closing rate on March 31, 2014.

As a result of the multiple exchange rates available to settle transactions, at March 31, 2014, management reevaluated the exchange rates previously used for remeasurement, which had been the official rate of 6.3 VEF to 1 U.S. Dollar. While significantly all of our import transactions for purchases of inventory have been preapproved by the Venezuelan government at the official rate of 6.3 VEF to 1 U.S. Dollar, the Venezuelan government has not settled these transactions with vendors since November 2013. This, along with the introduction of the SICAD 1 and SICAD 2 market mechanisms, raise considerable doubts about our ability to ultimately settle transactions at the official rate in the future. Additionally, legislation enacted by the Venezuelan government in 2014 indicates that foreign investments are subject to the SICAD 1 rate rather than the official rate. While not the determinative factor, management views the passing of this legislation as a critical component in its assessment of the most representative rate to use for remeasurement purposes at March 31, 2014. Given the uncertainty of the exchange markets and the ultimate rate at which transactions may settle in the future, as well as consideration of the aforementioned legislation that was enacted earlier in 2014, we recorded a one-time devaluation of $7 million in the first quarter of 2014, which represents a move from the official rate to the SICAD 1 rate of 10.7 VEF to 1 U.S. Dollar. Of the $7 million devaluation charge, $5 million was recorded in the Filtration segment and $2 million was recorded in the ASA segment. This devaluation is reflected in “Other income and expenses, net” in the Condensed Consolidated Statements of Operations.

In the first quarter of 2014, our Venezuelan subsidiaries represented approximately 5% of Affinia’s consolidated net sales and the Venezuelan subsidiaries have total assets and liabilities of less than 5% of Affinia’s total consolidated assets and liabilities at March 31, 2014.

Management will continue to monitor the environment in Venezuela to determine whether further devaluation charges are required. At this time, management does not believe that the foreign exchange limitations or restrictions will have a material impact on our liquidity, cash flows or debt covenants.

15. RESTRUCTURING OF OPERATIONS

The restructuring charges consist of employee termination costs and other exit costs and impairment costs. Severance costs are being accounted for in accordance with ASC Topic 420, “Exit or Disposal Cost Obligations” and ASC Topic 712, “Compensation—Nonretirement Postemployment Benefits.” On October 15, 2013, we announced that Affinia will relocate its Ann Arbor, Michigan corporate headquarters to Gastonia, North Carolina, which is the location of the Filtration segment. We recorded an accrual of $5 million as of December 31, 2013 related to the relocation. The transition to the new corporate headquarters will occur in phases during 2014. The following summarizes the restructuring charges and activity for the Company for the three months ended March 31, 2014:

(Dollars in millions)	Total
Balance at December 31, 2013	$5
Charges to expense:
Employee termination benefits	4
Reductions to liability:
Cash payments	(2)

Balance at March 31, 2014	$7

16. FINANCIAL INFORMATION FOR GUARANTORS AND NON-GUARANTORS

Affinia Group Intermediate Holdings Inc. (presented as Parent in the following schedules), through its 100% owned subsidiary, Affinia Group Inc. (presented as Issuer in the following schedules), issued $250 million of Senior Notes on April 25, 2013. As of March 31, 2014, there were $250 million of Senior Notes outstanding. The notes were offered only to qualified institutional buyers and certain persons in offshore transactions.

The Senior Notes are fully, irrevocably, unconditionally and jointly and severally guaranteed on a senior unsecured basis. The Senior Notes are general obligations of the Issuer and guaranteed by the Parent and the Guarantors.

The following unaudited information presents Condensed Consolidating Statements of Operations for the three months ended March 31, 2014 and 2013, Condensed Consolidating Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, Condensed Consolidating Balance Sheets as of March 31, 2014 and December 31, 2013 and Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2014 and 2013 of (i) the Parent, (ii) the Issuer, (iii) the Guarantors, (iv) the Non-Guarantors, and (v) eliminations to arrive at the information for the Company on a consolidated basis.

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statements of Operations

For the Three Months Ended March 31, 2014

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$170	$201	$(40)	$331
Cost of sales	—	—	(136)	(159)	40	(255)

Gross profit	—	—	34	42	—	76
Selling, general and administrative expenses	—	(12)	(18)	(21)	—	(51)

Operating profit (loss)	—	(12)	16	21	—	25
Other income and expense, net	—	(1)	(5)	(2)	—	(8)
Interest expense	—	(14)	—	(1)	—	(15)

Income (loss) from continuing operations before income tax provision and noncontrolling interest	—	(27)	11	18	—	2
Income tax provision	—	1	—	(5)	—	(4)
Equity in income, net of tax	(1)	25	14	—	(38)	—

Net (loss) income from continuing operations	(1)	(1)	25	13	(38)	(2)
Income from discontinued operations, net of tax	—	—	—	1	—	1

Net (loss) income	(1)	(1)	25	14	(38)	(1)
Less: net income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—

Net (loss) income attributable to the Company	$(1)	$(1)	$25	$14	$(38)	$(1)

Guarantor Condensed

Consolidating Statements of Comprehensive Income

For the Three Months Ended March 31, 2014

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net (loss) income	$(1)	$(1)	$25	$14	$(38)	$(1)
Other comprehensive income (loss), net of tax:
Change in fair value of interest rate swap	(2)	(2)	—	—	2	(2)
Change in foreign currency translation adjustments	2	2	—	2	(4)	2

Total other comprehensive income (loss)	—	—	—	2	(2)	—

Total comprehensive income (loss)	(1)	(1)	25	16	(40)	(1)
Less: comprehensive income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—

Comprehensive income (loss) attributable to the Company	$(1)	$(1)	$25	$16	$(40)	$(1)

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statements of Operations

For the Three Months Ended March 31, 2013

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$160	$198	$(32)	$326
Cost of sales	—	—	(128)	(158)	32	(254)

Gross profit	—	—	32	40	—	72
Selling, general and administrative expenses	—	(5)	(17)	(20)	—	(42)

Operating profit (loss)	—	(5)	15	20	—	30
Other income and expense, net	—	—	(1)	—	—	(1)
Interest expense	—	(15)	—	—	—	(15)

Income (loss) from continuing operations before income tax provision, equity in income, net of tax and noncontrolling interest	—	(20)	14	20	—	14
Income tax provision	—	(3)	1	(4)	—	(6)
Equity in income, net of tax	6	29	15	—	(50)	—

Net income from continuing operations	6	6	30	16	(50)	8
Loss from discontinued operations, net of tax	—	—	(1)	(1)	—	(2)

Net income	6	6	29	15	(50)	6
Less: net income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—

Net income attributable to the Company	$6	$6	$29	$15	$(50)	$6

Guarantor Condensed

Consolidating Statements of Comprehensive Income

For the Three Months Ended March 31, 2013

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net income	$6	$6	$29	$15	$(50)	$6
Other comprehensive loss, net of tax:
Change in foreign currency translation adjustments	(3)	(3)	—	(3)	6	(3)

Total other comprehensive loss	(3)	(3)	—	(3)	6	(3)

Total comprehensive income	3	3	29	12	(44)	3
Less: comprehensive income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—

Comprehensive income attributable to the Company	$3	$3	$29	$12	$(44)	$3

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Balance Sheets

March 31, 2014

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$39	$—	$28	$—	$67
Accounts receivable	—	—	52	123	—	175
Inventories	—	—	84	144	—	228
Other current assets	—	47	—	47	—	94
Current assets of discontinued operations	—	—	147	3	—	150

Total current assets	—	86	283	345	—	714
Other non-current assets	—	127	29	27	—	183
Intercompany investments	(204)	1,208	736	—	(1,740)	—
Intercompany receivables (payables)	—	(661)	235	426	—	—
Property, plant and equipment, net	—	2	50	70	—	122

Total assets	$(204)	$762	$1,333	$868	$(1,740)	$1,019

Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$—	$11	$77	$57	$—	$145
Notes payable	—	—	—	17	—	17
Current maturities of long-term debt	—	7	—	—	—	7
Accrued payroll and employee benefits	—	9	4	7	—	20
Current liabilities of discontinued operations	—	—	28	2	—	30
Other accrued expenses	—	17	15	43	—	75

Total current liabilities	—	44	124	126	—	294
Deferred employee benefits and noncurrent liabilities	—	15	1	6	—	22
Long-term debt	—	906	—	—	—	906

Total liabilities	—	965	125	132	—	1,222
Total shareholder’s deficit	(204)	(203)	1,208	736	(1,740)	(203)

Total liabilities and equity	$(204)	$762	$1,333	$868	$(1,740)	$1,019

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Balance Sheets

December 31, 2013

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$68	$—	$33	$—	$101
Accounts receivable	—	—	24	117	—	141
Inventories, net	—	—	87	134	—	221
Other current assets	—	50	—	50	—	100
Current assets of discontinued operations	—	—	138	3		141

Total current assets	—	118	249	337	—	704
Other non-current assets	—	122	36	24	—	182
Intercompany investments	(202)	1,196	726	—	(1,720)	—
Intercompany receivables (payables)	—	(672)	247	425	—	—
Property, plant and equipment, net	—	2	50	71	—	123

Total assets	$(202)	$766	$1,308	$857	$(1,720)	$1,009

Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$—	$6	$65	$50	$—	$121
Notes payable	—	—	—	23	—	23
Current maturities of long-term debt	—	7	—	—	—	7
Accrued payroll and employee benefits	—	8	3	8	—	19
Other accrued expenses	—	22	14	42	—	78
Current liabilities of discontinued operations	—	—	29	2	—	31

Total current liabilities	—	43	111	125	—	279
Deferred employee benefits and noncurrent liabilities	—	17	1	6	—	24
Long-term debt	—	907	—	—	—	907

Total liabilities	—	967	112	131	—	1,210
Total shareholder’s equity	(202)	(201)	1,196	726	(1,720)	(201)

Total liabilities and shareholder’s equity	$(202)	$766	$1,308	$857	$(1,720)	$1,009

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2014

(Dollars in millions)	Parent	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated Total
Operating activities
Net cash used in operating activities	$—	$(30)	$3	$6	$—	$(21)
Investing activities
Proceeds from the sale of an equity method investment	—	4	—	—	—	4
Additions to property, plant and equipment	—	—	(3)	(2)	—	(5)

Net cash used in investing activities	—	4	(3)	(2)	—	(1)
Financing activities
Payment of deferred financing costs	—	(1)	—	—	—	(1)
Repayment of debt	—	(2)	—	(6)	—	(8)

Net cash used in financing activities	—	(3)	—	(6)	—	(9)
Effect of exchange rates on cash	—	—	—	(3)	—	(3)
Decrease in cash and cash equivalents	—	(29)	—	(5)	—	(34)
Cash and cash equivalents at beginning of the period	—	68	—	33	—	101

Cash and cash equivalents at end of the period	$—	$39	$—	$28	$—	$67

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and Notes on Form 10-K for the year ended December 31, 2013.

Company Overview

Affinia Group Intermediate Holdings Inc. (the Company) is an innovative leader in the design, manufacture, distribution and marketing of global industrial grade filtration products and services and replacement products in South America. Management’s Discussion and Analysis includes financial information prepared in accordance with generally accepted accounting principles (GAAP) in the United States (U.S.), as well as certain non-GAAP financial measures discussed below. The non-GAAP financial measures should be viewed as a supplement to, and not a substitute for, financial measures presented in accordance with GAAP. Non-GAAP measures presented herein may not be comparable to similarly titled measures used by other companies.

The Company has two operating segments, Filtration and Affinia South America (ASA). Management evaluates the performance of its operating segments based primarily on revenue growth and operating profit. Income taxes are not allocated to the operating segments. Although not considered an operating segment, corporate, eliminations and other includes corporate costs, interest expense and other amounts not allocated to the operating segments, as well as results of discontinued operations.

The Filtration segment is Affinia’s largest business unit, having contributed approximately 70% of global revenues during the three months ended March 31, 2014. Our Filtration products fit medium and heavy duty trucks, light vehicles, equipment in the off-highway market (i.e., residential and non-residential construction, mining, forestry and agricultural) and equipment for industrial and marine applications. Affinia Filtration’s products include oil, air, fuel, cabin air, coolant, hydraulic and other filters for many types of vehicles and machinery. The products are sold under well-known brands, such as WIX® and Filtron®, and private label brands including NAPA® and CARQUEST®.

The ASA segment focuses on distributing and manufacturing brake, suspension, driveshaft and U-joint components, water and fuel pumps, filters, engine products, motorcycle products, accessories and other critical aftermarket components through its operations in Argentina, Brazil, Uruguay and Venezuela. The majority of the ASA segment’s revenue is generated in Brazil. In Brazil, ASA’s operations are conducted through Affinia Automotiva, an aftermarket parts manufacturer and master distributor, and Pellegrino, a warehouse distributor. Automotiva manufactures Nakata brand shock absorbers and distributes those and other third party products to warehouse distributors, including Pellegrino distribution. Pellegrino sells approximately 65% of its products to retailers and jobber stores, with the balance sold to parties such as auto centers, diesel injection centers, motorcycle retailers, heavy-duty fleets and engine rebuilders.

In the fourth quarter of 2013, management committed to a plan to sell the Chassis group and, accordingly, the results of operations of the Chassis group have been classified as a component of discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented. On January 21, 2014, Affinia Group Inc., a direct wholly owned subsidiary of Affinia Group Intermediate Holdings Inc., entered into an Asset Purchase Agreement with Federal-Mogul Chassis LLC (formerly known as VCS Quest Acquisition LLC)(FM Chassis), an affiliate of Federal-Mogul Corporation, pursuant to which FM Chassis agreed to purchase the Chassis group. This transaction closed on May 1, 2014.

Results of Operations

In this section, Affinia provides analysis and discussion of earnings and factors affecting earnings on both a GAAP and non-GAAP basis. Management uses these non-GAAP financial measures for planning and forecasting, and for reporting results to the Board of Directors, employees and investors concerning the Company’s financial performance.

The following table summarizes the Company’s consolidated results for the three months ended March 31, 2014 and 2013:

	Consolidated Three Months Ended March 31,
(Dollars in millions)	2014	2013	Variance	Currency Effect (1)	Variance Excluding Currency Effect
Net sales	$331	$326	$5	$(22)	$27
Cost of sales	(255)	(254)	(1)	18	(19)

Gross profit	76	72	4	(4)	8
Gross margin %	23%	22%
Selling, general and administrative expenses	(51)	(42)	(9)	(3)	(12)
Selling, general and administrative expenses as a percent of net sales	15%	13%

Operating profit	25	30	(5)	(1)	(4)
Operating margin %	8%	9%
Other income and expense, net	(8)	(1)	(7)	—	(7)
Interest expense	(15)	(15)	—	—	—

Income from continuing operations, before income tax provision and noncontrolling interest	2	14	(12)	(1)	(11)
Income tax provision	(4)	(6)	2	—	2

Net (loss) income from continuing operations	(2)	8	(10)	(1)	(9)
Income (loss) from discontinued operations, net of tax	1	(2)	3	—	3

Net (loss) income	(1)	6	(7)	(1)	(6)
Less: net income attributable to noncontrolling interest, net of tax	—	—	—	—	—

Net (loss) income attributable to the Company	$(1)	$6	$(7)	$(1)	$(6)

(1)	The currency effect was calculated by comparing the local currency balances for all international locations for both periods, each at the prior year exchange rate, to determine the impact of the currency between periods. These currency effects provide a clearer understanding of the operating results of our foreign entities because they exclude the varying effects that changes in foreign currency exchange rates may have on those results.

Net sales. Consolidated net sales increased by $5 million in the first quarter of 2014 in comparison to the first quarter of 2013 due to increased sales in the Filtration segment offset by lower sales in the ASA segment. Excluding currency effects, consolidated sales increased $27 million, with sales in the Filtration and ASA segments up 8% and 6%, respectively.

Gross profit/gross margin. Gross profit increased by $4 million during the first quarter of 2014 in comparison to the first quarter of 2013, with gross margin increasing to 23% in the first quarter of 2014 from 22% in the first quarter of 2013. The increase in gross margin was mainly due to the increase in sales volume partially offset by higher material, labor and overhead costs. Excluding currency effects, gross profit increased $8 million compared to the first quarter of 2013, which was primarily driven by improved margins in the ASA segment.

Selling, general and administrative (SG&A) expenses. SG&A expenses increased by $9 million during the first quarter of 2014 in comparison to the first quarter of 2013 primarily due to $4 million of restructuring costs associated with the relocation of the corporate office, $1 million of incremental legal costs and an overall increase in expenses as a result of the higher sales, as well as costs associated with supporting the growth in sales. Excluding the impacts of currency, SG&A expenses increased by $12 million compared to the first quarter of 2013.

Operating profit/operating margin. Operating profit decreased by $5 million in the first quarter of 2014 in comparison to the first quarter of 2013 due primarily to the increase in SG&A, while operating margin decreased to 8% in the first quarter of 2014 compared to the first quarter of 2013. Excluding currency effects, operating profit decreased $4 million compared to the same period in the prior year.

Other income and expense, net. The decrease was driven primarily by a $7 million charge in the first quarter of 2014 associated with a charge associated with a currency devaluation in Venezuela. See Note 14 to the Condensed Consolidated Financial Statements, “Venezuela Operations” for further information.

Interest expense. Interest expense was flat in the first quarter of 2014 compared to the same period in the prior year despite an increase in outstanding debt as a result of a decline in the weighted average interest rate from 9.6% at March 31, 2013 to 5.6% at March 31, 2014 due to the refinancing that occurred in April 2013.

Income tax provision. The income tax provision decreased in the first quarter of 2014 compared to the first quarter of 2013 due primarily to a decrease in pre-tax income. The effective tax rate was in excess of 100% in the first quarter of 2014 in comparison to 43% in the first quarter of 2013. The increase in the effective tax rate was largely driven by the currency devaluation in Venezuela, which is non-deductible for U.S. tax purposes. Excluding the impact of the currency devaluation, the effective tax rate was 46% in the first quarter of 2014.

Income (loss) from discontinued operations, net of tax. The financial results of businesses classified as discontinued operations was $1 million of income, net of tax, in the three months ended March 31, 2014 compared to a loss of $2 million, net of tax, in the three months ended March 31, 2013. For the three months ended March 31, 2014, income from discontinued operations related to the Chassis group. The $2 million loss from discontinued operations, net of tax, for the three months ended March 31, 2013 primarily related to a $5 million accrual for a legal claim brought against us, net of a $2 million tax benefit, partially offset by net income associated with the Chassis group.

Net (loss) income. The net loss of $1 million in the first quarter of 2014 compared to net income of $6 million in the first quarter of 2013 was driven by the $7 million charge associated with a currency devaluation in Venezuela, mostly offset by the drivers discussed above.

Segment Results

Consolidated EBITDA, which includes the results for the Filtration and ASA segments as well as corporate, eliminations and other, for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31, 2014
(Dollars in millions)	Filtration	ASA	Corporate, Eliminations and Other	Consolidated
Net Sales	$233	$98	$—	$331
Cost of Sales	177	78	—	255

Gross Profit	56	20	—	76
Selling, General and Administrative Expenses	26	12	13	51

Operating Profit	30	8	(13)	25

Other Income and Expense, net	(6)	(3)	1	(8)
Interest Expense	—	—	(15)	(15)
Add Back:
Depreciation and Amortization	4	1	—	5
Interest Expense	—	—	15	15

Consolidated EBITDA	$28	$6	$(12)	$22

	Three Months Ended March 31, 2013
(Dollars in millions)	Filtration	ASA	Corporate, Eliminations and Other	Consolidated
Net Sales	$215	$111	$—	$326
Cost of Sales	163	91	—	254

Gross Profit	52	20	—	72
Selling, General and Administrative Expenses	23	13	6	42

Operating Profit	29	7	(6)	30

Other Income and Expense, net	(1)	—	—	(1)
Interest Expense	—	—	(15)	(15)
Add Back:
Depreciation and Amortization	3	1	2	6
Interest Expense	—	—	15	15

Consolidated EBITDA	$31	$8	$(4)	$35

The decrease in consolidated EBITDA for the three months ended March 31, 2014 compared to the same period in the prior year was primarily driven by:

•	A $7 million charge associated with currency devaluation in Venezuela recorded in the first quarter of 2014,

•	Restructuring charges of $4 million recorded in the three months ended March 31, 2014 for which there were no comparable charges in the first quarter of 2013. These restructuring charges, which are a component of SG&A, relate to the relocation of the corporate office from Ann Arbor, Michigan to Gastonia, North Carolina; and

•	Unfavorable currency impact of $2 million compared to the first quarter of 2013.

The following segment information shows the components of operating profit and segment EBITDA for each segment, as well as the net loss associated with corporate, eliminations and other. See Note 4 to the Condensed Consolidated Financial Statements, “Segment Information,” for a discussion of the Company’s segment structure.

Filtration Segment

Results for the Filtration segment for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
(Dollars in millions)	2014	2013	Variance	Currency Effect(1)	Variance Excluding Currency Effect
Net Sales	$233	$215	$18	$(2)	$20
Cost of Sales	177	163	14	2	16

Gross Profit	56	52	4	—	4
Gross Profit %	24%	24%

Selling, General and Administrative Expenses	26	23	3	—	3

Operating Profit	30	29	1	—	1

Operating Profit %	13%	13%

Other Income and Expense, net	(6)	(1)	(5)	—	(5)
Add back: Depreciation and Amortization	4	3	1	—	1

Segment EBITDA	$28	$31	$(3)	$—	$(3)

EBITDA %	12.0%	14.4%

(1)	The currency effect was calculated by comparing the local currency balances for all international locations for both periods, each at the prior year exchange rate, to determine the impact of the currency between periods. These currency effects provide a clearer understanding of the operating results of our foreign entities because they exclude the varying effects that changes in foreign currency exchange rates may have on those results.

Three months ended March 31, 2014 compared to March 31, 2013:

Net Sales. The increase was driven primarily by:

•	A $9 million increase in European sales, including $3 million of sales from the United Kingdom distribution company acquired in the third quarter of 2013,

•	A $9 million increase in North America due to higher sales to existing customers, and

•	A $2 million increase in South America due largely to higher pricing in Venezuela; partially offset by

•	A $2 million decrease as a result of unfavorable currency effects.

Cost of Sales. The increase was primarily related to increases in materials, labor and overhead as a direct result of the higher sales volumes in Europe, North America and South America.

Gross Profit. The increase was driven by an increase in sales, partially offset by an increase in the cost of sales due to the factors discussed above. Gross profit was at 24% of net sales for both the three months ended March 31, 2014 and 2013.

Selling, General and Administrative Expenses. The increase in SG&A expenses was due to a $2 million increase in advertising and promotional costs and a $1 million increase in general and administrative expenses.

Operating Profit. The increase in operating profit was driven by higher sales largely offset by higher cost of sales and SG&A expenses as discussed above. Gross profit was at 13% of net sales for both the three months ended March 31, 2014 and 2013.

Other Income and Expense, net. The decrease in other income and expense was due primarily to a $5 million charge associated with currency devaluation in Venezuela during the first quarter of 2014. See Note 14 to the Condensed Consolidated Financial Statements, “Venezuela Operations” for further information.

Segment EBITDA. The decrease in segment EBITDA was driven by a $5 million currency devaluation in Venezuela partially offset by higher operating profit.

Matters Impacting Future Results

As discussed further in Note 14 to the Condensed Consolidated Financial Statements, “Venezuelan Operations”, in the first quarter of 2014 the Filtration segment was unfavorably impacted by a $5 million charge associated with a devaluation of currency in Venezuela (the Bolivar Fuerte (VEF)). Management will continue to assess the implications of the multiple exchange rates in Venezuela to determine the appropriate exchange rates to apply to both transactions denominated in U.S. Dollars as well as the periodic remeasurement of VEF balances into U.S. Dollars for purposes of financial reporting. Significant judgment is required to determine rates available to convert currency or settle transactions, as well as the probability of accessing and obtaining U.S. Dollar by using a particular exchange rate or exchange mechanism. Results of operations in the future could be adversely impacted by the need to apply a different exchange rate to future transactions, as well as the potential for additional devaluations of currency as part of the periodic remeasurement process. At March 31, 2014, total monetary assets and liabilities associated with our Venezuelan operations were $14 million and $8 million, respectively, with corresponding net income of less than $1 million for the three months ended March 31, 2014.

Affinia South America (ASA) Segment

Results for the ASA segment for the three months ended March 31, 2014 and 2013 were as follows:

		Three Months Ended March 31,
(Dollars in millions)	2014	2013	Variance	Currency Effect(1)	Variance Excluding Currency Effect
Net Sales	$98	$111	$(13)	$(20)	$7
Cost of Sales	78	91	(13)	16	(3)

Gross Profit	20	20	—	(4)	4
Gross Profit %	21%	19%

Selling, General and Administrative Expenses	12	13	(1)	3	(2)

Operating Profit	8	7	1	(1)	2

Operating Profit %	8%	6%

Other Income and Expense, net	(3)	—	(3)	—	(3)
Add back: Depreciation and Amortization	1	1	—	—	—

Segment EBITDA	$6	$8	$(2)	$(1)	$(1)

EBITDA %	6.1%	7.2%

(1)	The currency effect was calculated by comparing the local currency balances for all international locations for both periods, each at the prior year exchange rate, to determine the impact of the currency between periods. These currency effects provide a clearer understanding of the operating results of our foreign entities because they exclude the varying effects that changes in foreign currency exchange rates may have on those results.

Net Sales. The decrease was driven primarily by:

•	A $20 million unfavorable impact related to currency translation effects primarily related to the Brazilian Real and the Argentinean Peso. Excluding the impacts of currency, net sales were up $7 million compared to the same period in the prior year, driven by increases in our Brazilian master distribution and Argentinian distribution companies due to higher pricing, new business consisting primarily of new product lines and part numbers, and higher sales to existing customers.

Cost of Sales. The decrease was primarily driven by a $16 million favorable impact related to currency translation effects primarily related to the Brazilian Real and the Argentinean Peso. Excluding the impacts of currency, cost of sales were $3 million higher than the same period in the prior year. The increase was attributed to higher materials, labor and overhead costs as a direct result of the increased sales volumes in Brazil and Argentina.

Gross Profit. Gross profit was flat to the prior year as a result of the factors discussed above while gross profit percentage increased to 21% compared to 19% in the same period in the prior year. Excluding the impacts of currency, gross profit increased $4 million compared to the same period in the prior year. The improvement in gross profit was due primarily to increased sales resulting in better fixed cost absorption in our Brazilian master distribution business, as well as higher pricing and favorable production mix (i.e. import of product versus light assembly) which resulted in headcount reductions in our Argentinian distribution companies.

Selling, General and Administrative Expenses. The decrease was driven primarily by a $2 million favorable impact related to currency translation effects. Excluding the impacts of currency, SG&A expenses were $2 million higher than the corresponding period in the prior year.

Other Income and Expense, net. The decrease in other income and expense was due primarily to a $2 million charge associated with currency devaluation in Venezuela during the first quarter of 2014. See Note 14 to the Condensed Consolidated Financial Statements, “Venezuela Operations” for further information.

Segment EBITDA. Segment EBITDA decreased in the first quarter of 2014 compared to the same period in 2013 largely as a result of the $2 million Venezuelan currency devaluation in the first quarter of 2014 and other unfavorable currency impacts. Excluding the impacts of currency, segment EBITDA was flat compared to the first quarter of 2013.

Results by Geographic Region

Net sales and Income from continuing operations before income tax provision and noncontrolling interest by geographic region were as follows:

	Three Months Ended March 31,
(Dollars in millions)	2014	2013	Variance
Net Sales
United States	$157	$150	$7
Foreign	174	176	$(2)

Total net sales	$331	$326	$5

United States sales as a percent of total sales	47%	46%
Foreign sales as a percent of total sales	53%	54%

(Dollars in millions)	2014	2013	Variance
Income (loss) from continuing operations before income tax provision and noncontrolling interest
United States	$(9)	$(6)	$(3)
Foreign	11	20	(9)

Total income from continuing operations before income tax provision and noncontrolling interest	$2	$14	$(12)

United States. Net sales increased in the first quarter of 2014 in comparison to first quarter of 2013 due to higher sales within our Filtration segment. See “Segment Results” section above. The United States income from continuing operations before income tax provision and noncontrolling interest was lower than the foreign income from continuing operations before income tax provision, and noncontrolling interest due to the inclusion of corporate costs in our United States operations and higher profitability of some of our subsidiaries in foreign locations. The majority of our debt relates to our United States operations and, consequently, almost all of the associated interest expense is allocated to our domestic operations. During the first quarter of 2014, our United States operations had $14 million of interest expense and our foreign operations had less than $1 million of interest expense.

Foreign. Net sales decreased in the first quarter of 2014 in comparison to the first quarter of 2013 due to decreased sales in our Brazilian and Argentinean distribution companies and our Venezuela filtration products largely as a result of unfavorable currency impacts. See “Segment Results” above for a discussion of the impacts of currency on net sales for the first quarter of 2014. Income from continuing operations before income tax provision and noncontrolling interest decreased in the first quarter of 2014 in comparison to the first quarter of 2013 primarily as a result of a currency devaluation in Venezuela and unfavorable currency translation effects, partially offset by an improvement in gross profit, which was driven by an increase in sales volume.

PART I

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash flow from operations and available borrowings from our ABL Revolver. Our liquidity requirements are significant and are expected to be primarily for debt servicing, working capital and capital spending.

We are significantly leveraged as a result of the refinancing that occurred in April 2013. As of March 31, 2014, the Company had $930 million in aggregate indebtedness. As of March 31, 2014, we had an additional $117 million of borrowing capacity available under our ABL Revolver after giving effect to $9 million in outstanding letters of credit, none of which was drawn against, and less than $1 million for borrowing base reserves. In addition, we had cash and cash equivalents of $67 million as of March 31, 2014. We had $28 million of cash and cash equivalents outside the United States, of which approximately $14 million is considered permanently reinvested for funding ongoing operations outside of the U.S. If such permanently reinvested funds are needed for operations in the U.S., the Company would be required to accrue additional tax expense, primarily related to foreign withholding taxes.

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

On May 1, 2014, we closed on the sale of our Chassis group. Upon closing, Affinia received cash proceeds of $140 million, which represents the agreed upon selling price of $150 million less the holdback of consideration of $10 million until completion of certain post-closing performance obligations. Commensurate with the receipt of the sales proceeds, the Company paid down $22 million of debt associated with Term Loan B-1 and $53 million associated with Term Loan B-2.

Additionally, in May 2014, the Company provided written notice of its intention to distribute $40 million of cash on hand to Holdings by which Holdings intends to pay down a portion of its outstanding third party debt.

ABL Revolver

We replaced our existing asset-based credit facility (the Old ABL Revolver) with a new ABL Revolver on April 25, 2013. The ABL Revolver comprises a revolving credit facility of up to $175 million for borrowings available solely to the U.S. domestic borrowers, including (i) a $30 million sub-limit for letters of credit and (ii) a $15 million swingline facility. Availability under the ABL Revolver is based upon monthly (or more frequent under certain circumstances) borrowing base valuations of our eligible inventory and accounts receivable, among other things, and is reduced by certain reserves in effect from time to time.

At March 31, 2014, there were no outstanding borrowings under the ABL Revolver. We had an additional $117 million of availability after giving effect to $9 million in outstanding letters of credit and less than $1 million for borrowing base reserves as of March 31, 2014.

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

Level	Average Aggregate Availability		Base Rate Loans and Swingline Loans	LIBOR Loans
I	< $	50,000,000	1.00%	2.00%
II	> $ $	50,000,000 but < 100,000,000	0.75%	1.75%
III	> $	100,000,000	0.50%	1.50%

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

In addition, commencing on the day that an event of default occurs or availability under the ABL Revolver is less than the greater of 10% of the total borrowing base and $15 million and continuing until no event of default has existed and availability under the ABL Revolver has been greater than such thresholds at all times, in each case, for 30 consecutive days, the Company will be required to maintain a fixed charge coverage ratio of at least 1.0x measured for the last 12-month period. As of May 12, 2014, the Company remained in compliance with all debt covenants. The fixed charge coverage ratio was 1.90x as of March 31, 2014. If none of the covenant triggers have occurred, the impact of falling below the fixed charge coverage ratio would not be a default but instead would limit our ability to pursue certain operational or financial transactions (e.g. acquisitions).

On February 4, 2014, we entered into (i) the First Amendment to the Credit Agreement dated as of February 4, 2014 (Term Loan Amendment), among Affinia Group Intermediate Holdings Inc., Affinia Group Inc., JP Morgan Chase Bank, NA, as administrative agent and the lenders party thereto and (ii) the First Amendment to the ABL Credit Agreement dated as of February 4, 2014 (ABL Amendment), among Affinia Group Intermediate Holdings Inc., Affinia Group Inc., certain subsidiaries party thereto, the lenders party thereto and Bank of America, N.A, as administrative agent. The Term Loan Amendment and the ABL Amendment are referred to herein collectively as the “Amendments.”

The Amendments, among other things, amend certain negative covenants to permit the sale of the Chassis group and to permit certain restricted payments and loans and advances to Affinia Group Holdings Inc. The Term Loan Amendment also amends certain prepayment terms in connection with the Chassis sale.

The ABL Amendment contains additional amendments which, among other things, (i) reduce the dominion threshold to the greater of 12.5% of the total borrowing base and $12.5 million and (ii) amend the trigger period such that, commencing on the day that an event of default occurs or availability under the ABL Revolver is less than the greater of 10.0% of the total borrowing base and $10 million and continuing until no event of default has existed and availability under the ABL Revolver has been greater than such thresholds at all times, in each case, for 30 consecutive days, the Company is required to maintain a Fixed Charge Coverage Ratio of at least 1.0x measured for the last 12-month period.

Indenture

Senior Notes. On April 25, 2013, Affinia Group Inc. issued $250 million of Senior Notes as part of the refinancing. The Senior Notes accrue interest at the rate of 7.75% per annum, payable semi-annually on May 1 and November 1 of each year. The Senior Notes will mature on May 1, 2021. The terms of the Indenture provide that, among other things, the Senior Notes rank equally in right of payment to all of the Company’s and all of Affinia Group Inc.’s 100% owned current and future domestic subsidiaries (Guarantors) existing and future senior debt and senior in right of payment to all of the Company’s and Guarantors’ existing and future subordinated debt. The Senior Notes are structurally subordinated to all of the liabilities and obligations of the Company’s subsidiaries that do not guarantee the Senior Notes. The Senior Notes are effectively junior in right of payment to all of the Company’s and the Guarantors’ secured indebtedness, including the Term Loans and the ABL Revolver, to the extent of the value of the collateral securing such indebtedness. The outstanding balance of the Senior Notes at March 31, 2014 was $250 million.

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

Term Loan Facility

On April 25, 2013, the Company entered into (i) a Term Loan B-1 in an aggregate principal amount of $200 million and (ii) a Term Loan B-2 in an aggregate principal amount of $470 million. The Term Loan B-1 was offered at a price of 99.75%, of their face value, resulting in approximately $199 million of net proceeds for the Term Loan B-1. The Term Loan B-2 was offered at a price of 99.50%, of their face value, resulting in approximately $468 million of net proceeds for the Term Loan B-2. The $1 million and $2 million original issue discount for the Term Loan B-1 and Term Loan B-2, respectively, will be amortized based on the effective interest rate method and included in interest expense until the Term Loans mature. The Term Loan B-1 amortizes in quarterly installments in an amount equal to 1.00% per annum, with the balance due on April 25, 2016. The Term Loan B-2 amortizes in quarterly installments in an amount equal to 1.00% per annum, with the balance due on April 25, 2020. As of March 31, 2014, $199 million principal amount of Term Loan B-1 was outstanding, net of a $1 million issue discount which is being amortized until the Term Loan B-1 matures and $465 million principal amount of Term Loan B-2 was outstanding, net of a $2 million issue discount which is being amortized until the Term Loan B-2 matures.

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

CASH FLOW INFORMATION

Operating Cash Flows

Net cash provided by (used in) operating activities is summarized in the table below for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Net (loss) income	$(1)	$6
Change in trade accounts receivable	(56)	(44)
Change in inventories	(8)	2
Change in other current operating liabilities	29	45

Subtotal	(36)	9
Other changes in operating activities	15	4

Net cash (used in) provided by operating activities	$(21)	$13

Change in trade accounts receivable – The change in trade accounts receivable was a $56 million and $44 million use of cash in the first three months of 2014 and 2013, respectively. The accounts receivable is seasonally low at the end of the fourth quarter and then increases in the first quarter. Consequently, we typically have a significant use of cash in the first quarter each year.

Change in other current operating liabilities – Other current operating liabilities was a $29 million and a $45 million source of cash in the first three months of 2014 and 2013, respectively. The net cash inflow was primarily due to an increase in accounts payable, which was a $25 million source of cash in the first three months of both 2014 and 2013. Accounts payable fluctuates from quarter to quarter due to the timing of payments. This was partially offset by a payment of $11 million in the first quarter of 2014 related to prior settlement of a legal claim.

Investing Cash Flows

Net cash used in investing activities is summarized in the table below for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Additions to property, plant and equipment	$(5)	$(4)
Proceeds from sale of equity method investment	4	—

Net cash used in investing activities	$(1)	$(4)

Financing Cash Flows

Net cash provided by financing activities is summarized in the table below for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Payment of deferred financing costs	$(1)	$—
Repayment of debt	(8)	—

Net cash used in financing activities	$(9)	$—

Repayment of debt – During the three months ended March 31, 2014, the Company paid down $2 million of outstanding debt under its Term Loan Facility and $6 million of debt in Poland.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the information concerning the Company’s exposures to market risk as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Refer to Note 6, to the Condensed Consolidated Financial Statements, “Derivatives,” for information with respect to foreign currency risk, interest rate risk and commodity price risk. The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates.

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

See Note 14 to the Condensed Consolidated Financial Statements, “Venezuela Operations” for a discussion surrounding the currency devaluation recorded in the first quarter of 2014.

Our foreign currency exchange rate risk management efforts primarily focus upon operationally managing the net amount of non-functional currency denominated monetary assets and liabilities. In addition, we routinely execute short-term currency exchange rate forward contracts intended to mitigate the earnings impact related to the re-measurement process. At March 31, 2014, we had currency exchange rate derivatives with an aggregate notional value of $98 million.

Interest rate risk

We are exposed to the risk of rising interest rates to the extent that we fund operations with short-term or variable-rate borrowings. At March 31, 2014, the Company’s $930 million of aggregate debt outstanding consisted of $680 million of floating-rate debt and $250 million of fixed-rate debt.

Pursuant to our written interest rate risk management policy we actively monitor and manage our fixed versus floating rate debt composition within a specified range. At quarter-end, fixed rate debt comprised approximately 27% of our total debt. Based on the amount of floating-rate debt outstanding at March 31, 2014, a 1% rise in interest rates would result in approximately $7 million in incremental interest expense.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act . Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the quarter ended March 31, 2014.

During the quarter ended March 31, 2014, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For further information regarding legal proceedings, see Note 11 to the Condensed Consolidated Financial Statements, “Legal Proceedings.”

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 6. EXHIBITS

(a) Exhibits

4.131.1	Letter, dated May 1, 2014, amending the Asset Purchase Agreement, dated January 21, 2014, by and between Affinia Group Inc. and Federal-Mogul Chassis LLC, formerly known as VSC Quest Acquisition LLC, incorporated herein by reference from Exhibit 2.1 on Form 8-K of Affinia Group Intermediate Holdings Inc. filed May 5, 2014.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350(b), and Rule 13a-14(b) of the Securities Exchange Act of 1934.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Defination Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFINIA GROUP INTERMEDIATE HOLDINGS INC.

By:	/s/ Keith A. Wilson
Keith A. Wilson
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Steven P. Klueg
Steven P. Klueg Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 12, 2014