Form 10-Q
period 2014-06-30
Affinia Group Intermediate Holdings Inc.
filed 2014-08-08
CIK 1328655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2014.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 1,000 shares outstanding of the registrant’s common stock as of August 8, 2014 (all of which are privately owned and not traded on a public market).

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

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Affinia Group Intermediate Holdings Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Net sales	$365	$346	$696	$672
Cost of sales	(271)	(261)	(526)	(515)

Gross profit	94	85	170	157
Selling, general and administrative expenses	(51)	(44)	(102)	(86)

Operating profit	43	41	68	71
Loss on extinguishment of debt	—	(15)	—	(15)
Other income and expense, net	(2)	(1)	(10)	(2)
Interest expense	(15)	(28)	(30)	(43)

Income (loss) from continuing operations before income tax provision and noncontrolling interest	26	(3)	28	11
Income tax provision	(12)	—	(16)	(6)

Net income (loss) from continuing operations	14	(3)	12	5
Income from discontinued operations, net of tax	21	2	22	—

Net income (loss)	35	(1)	34	5
Less: net income attributable to noncontrolling interest, net of tax	—	—	—	—

Net income (loss) attributable to the Company	$35	$(1)	$34	$5

See accompanying notes to the condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Net income (loss)	$35	$(1)	$34	$5
Other comprehensive income (loss), net of tax:
Change in fair value of interest rate swap	(3)	6	(5)	6
Change in foreign currency translation adjustments	5	(14)	7	(17)

Total other comprehensive income (loss)	2	(8)	2	(11)

Total comprehensive income (loss)	37	(9)	36	(6)
Less: comprehensive income attributable to noncontrolling interest, net of tax	—	—	—	—

Comprehensive income (loss) attributable to the Company	$37	$(9)	$36	$(6)

See accompanying notes to the condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in millions)	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$104	$101
Trade accounts receivable, less allowances of $5 million at June 30, 2014 and $2 million at December 31, 2013	152	141
Inventories, net	244	221
Current deferred taxes	32	39
Prepaid taxes	29	29
Other current assets	23	32
Current assets of discontinued operations	—	141

Total current assets	584	704
Property, plant, and equipment, net	124	123
Goodwill	3	3
Other intangible assets, net	57	60
Deferred financing costs	16	18
Deferred income taxes	100	80
Investments and other assets	20	21

Total assets	$904	$1,009

Liabilities and shareholder’s equity (deficit)
Current liabilities:
Accounts payable	$150	$121
Notes payable	14	23
Current maturities of long-term debt	—	7
Other accrued expenses	76	78
Accrued payroll and employee benefits	20	19
Current liabilities of discontinued operations	—	31

Total current liabilities	260	279
Long-term debt	836	907
Deferred employee benefits and other noncurrent liabilities	20	24

Total liabilities	1,116	1,210

Contingencies and commitments
Shareholder’s equity:
Common stock, $.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	454	456
Accumulated deficit	(649)	(638)
Accumulated other comprehensive loss	(18)	(20)

Total shareholder’s deficit of the Company	(213)	(202)
Noncontrolling interest in consolidated subsidiaries	1	1

Total shareholder’s deficit	(212)	(201)

Total liabilities and shareholder’s equity (deficit)	$904	$1,009

See accompanying notes to the condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(Dollars in millions)	2014	2013
Operating activities
Net income	$34	$5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10	12
Currency devaluation	7	2
Gain on the sale of Chassis group	(21)	—
Stock-based compensation	—	1
Loss on extinguishment of debt	—	15
Write-off of unamortized deferred financing costs	1	8
Write-off of original issue discount on Subordinated Notes	—	1
Provision for deferred income taxes	(21)	13
Change in trade accounts receivable	(29)	(37)
Change in inventories	(21)	(1)
Change in other current operating assets	19	(34)
Change in other current operating liabilities	33	33
Change in other	(6)	8

Net cash provided by operating activities	6	26
Investing activities
Proceeds from the sale of Chassis group	140	—
Proceeds from the sale of an equity method investment	4	—
Additions to property, plant and equipment	(11)	(10)

Net cash provided by (used in) investing activities	133	(10)
Financing activities
Payment of deferred financing costs	—	(15)
Repayments of debt	(9)	—
Repayments of Secured Notes	—	(195)
Repayments of Subordinated Notes	—	(367)
Repayment of Term Loans	(78)	—
Proceeds from Senior Notes	—	250
Proceeds from Term Loans	—	667
Distribution to our shareholders	(45)	(351)

Net cash used in financing activities	(132)	(11)
Effect of exchange rates on cash	(4)	(1)
Increase in cash and cash equivalents	3	4
Cash and cash equivalents at beginning of the period	101	51

Cash and cash equivalents at end of the period	$104	$55

See accompanying notes to the condensed consolidated financial statements.

Affinia Group Intermediate Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1. DESCRIPTION OF BUSINESS

Affinia Group Intermediate Holdings Inc. (the “Company”), headquartered in Gastonia, North Carolina, is an innovative global leader in the design, manufacture, distribution and marketing of industrial grade filtration products and services and replacement products in South America. The Company’s broad range of filtration and other products are sold in North America, Europe, South America, Asia and Africa. The Company’s brands include WIX®, FiltronTM, Nakata® and ecoLAST®. Additionally, the Company provides private label products for NAPA®, CARQUEST® and ACDelco®.

The Company is wholly-owned by Affinia Group Holdings Inc. (“Holdings”), a company controlled by affiliates of The Cypress Group, L.L.C. (“Cypress”).

Affinia Group Inc. (“Affinia”), the Company’s direct, wholly-owned subsidiary and a Delaware corporation formed on June 28, 2004, entered into a stock and asset purchase agreement on November 30, 2004, as amended (the Purchase Agreement), with Dana Corporation (“Dana”). The Purchase Agreement provided for the acquisition by Affinia of substantially all of Dana’s aftermarket business operations.

As discussed further in Note 5 to the Condensed Consolidated Financial Statements, “Discontinued Operation – Chassis”, in the fourth quarter of 2013, management committed to a plan to sell the Chassis group. Accordingly, the results of the Chassis group have been included as a component of discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented. The sale of the Chassis group was completed on May 1, 2014.

The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. In these Notes to the Condensed Consolidated Financial Statements, the terms the “Company,” “we,” “our” and “us” refer to Affinia Group Intermediate Holdings Inc. and its direct and indirect subsidiaries on a consolidated basis.

2. BASIS OF PRESENTATION

These Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States (U.S.) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these Condensed Consolidated Financial Statements do not include all information and notes required by GAAP in the U.S. for annual financial statements. Because the interim Condensed Consolidated Financial Statements and Notes do not include all information and notes required by GAAP in the U.S. for annual financial statements, the Condensed Consolidated Financial Statements and other information included in this quarterly report should be read in conjunction with the Consolidated Financial Statements and Notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

3. NEW ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Issued But Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This ASU is effective for reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Company is currently assessing the impact that this new ASU will have on its revenue recognition upon adoption.

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 amends the definition of a discontinued operation in Accounting Standards Codification (“ASC”) 205-20 and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued operations criteria. The FASB issued the ASU to provide more decision-useful information and to make it more difficult for a disposal transaction to qualify as a discontinued operation. In addition, the ASU requires entities to reclassify assets and liabilities of a discontinued operation for all comparative periods in the statement of financial position, as well as significant changes to the presentation requirements within the statement of cash flows. This ASU is effective for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014. Early adoption is permitted. The adoption of this ASU could have a significant impact on the financial statement presentation associated with any disposal transactions that could occur once this ASU becomes effective.

Adopted Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-10, “Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” ASU 2013-10 allows the Fed Funds Effective Swap Rate to be designated as a U.S. benchmark interest rate for hedge accounting purposes, in addition to interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate (“LIBOR”). The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Company does not anticipate the requirements of ASU 2013-10 will have a material impact on the consolidated financial statements because the Company currently has not entered into any new or redesignated hedging relationships that meet these requirements.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. The adoption of this standard has not had any impact on the presentation of unrecognized tax benefits in the Condensed Consolidated Balance Sheets.

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

4. SEGMENT INFORMATION

The Company has two operating segments, Filtration and Affinia South America (“ASA”), which are considered reportable segments under ASC 280 “Segment Reporting.” Operating segments are determined based on information used by the chief operating decision maker (“CODM”) in deciding how to allocate resources and evaluate the performance of our businesses. Management evaluates the performance of its operating segments based primarily on revenue growth and operating profit. Although not considered an operating segment, corporate, eliminations and other includes corporate costs, interest expense and other amounts not allocated to the operating segments, as well as results of discontinued operations.

The Filtration segment is Affinia’s largest business unit, having contributed approximately 70% of global revenues during the three and six months ended June 30, 2014. Our Filtration products fit medium and heavy duty trucks, light vehicles, equipment in the off-highway market (i.e., residential and non-residential construction, mining, forestry and agricultural) and equipment for industrial and marine applications. The Filtration segment’s products include oil, air, fuel, cabin air, coolant, hydraulic and other filters for many types of vehicles and machinery. The products are sold under well-known brands, such as WIX® and Filtron, and private label brands including NAPA®, and CARQUEST®.

The ASA segment focuses on distributing and manufacturing brake, suspension, driveshaft and U-joint components, water and fuel pumps, filters, engine products, motorcycle products, accessories and other critical aftermarket components through its operations in Argentina, Brazil, Uruguay and Venezuela. The majority of the ASA segment’s revenue is generated in Brazil. In Brazil, ASA’s operations are conducted through Affinia Automotiva, an aftermarket parts manufacturer and master distributor, and Pellegrino, a warehouse distributor. Affinia Automotiva manufactures Nakata® brand shock absorbers and distributes those and third party products to warehouse distributors, including Pellegrino. Pellegrino sells approximately 65% of its products to retailers and jobber stores, with the balance sold to parties such as auto centers, diesel injection centers, motorcycle retailers, heavy-duty fleets and engine rebuilders.

The following table presents financial information for each of our reportable segments, as well as for corporate, eliminations and other, and on a consolidated basis:

	Three Months Ended June 30, 2014
			Corporate,
			Eliminations &
(Dollars in millions)	Filtration	ASA	Other	Consolidated
Net Sales	$251	$114	$—	$365
Operating Profit	44	9	(10)	43

	Three Months Ended June 30, 2013
			Corporate,
			Eliminations &
(Dollars in millions)	Filtration	ASA	Other	Consolidated
Net Sales	$229	$117	$—	$346
Operating Profit	40	9	(8)	41

	Six Months Ended June 30, 2014
			Corporate,
			Eliminations &
(Dollars in millions)	Filtration	ASA	Other	Consolidated
Net Sales	$484	$212	$—	$696
Operating Profit	74	17	(23)	68

	Six Months Ended June 30, 2013
			Corporate,
			Eliminations &
(Dollars in millions)	Filtration	ASA	Other	Consolidated
Net Sales	$444	$228	$—	$672
Operating Profit	69	16	(14)	71

5. DISCONTINUED OPERATION—CHASSIS

In the fourth quarter of 2013, management committed to a plan to sell the Chassis group. Pursuant to ASC Topic 205, “Presentation of Financial Statements,” the Chassis group met the definition of a disposal group at the time management committed to a plan to sell the group and, accordingly, the results of operations of the Chassis group have been classified as a component of discontinued operations. On January 21, 2014, Affinia entered into an Asset Purchase Agreement, as amended, with Federal-Mogul Chassis LLC (formerly known as VCS Quest Acquisition LLC) (“FM Chassis”), an affiliate of Federal-Mogul Corporation, pursuant to which FM Chassis agreed to purchase the Chassis group. This transaction closed on May 1, 2014. The consolidated statements of cash flows were not adjusted to reflect this group as a discontinued operation for any period presented.

Upon the closing of this transaction, Affinia received cash proceeds of $140 million, which represented the agreed upon selling price of $150 million less a holdback of consideration of $10 million until completion of certain post-closing performance obligations. The Company released an $18 million capital loss valuation allowance as a result of the sale, the tax benefit of which offset the tax expense incurred by the gain on the sale. This resulted in a tax expense of less than $1 million on the sale transaction.

The sale of the Chassis group resulted in a pre-tax gain of $21 million, excluding the $10 million holdback, which is reflected in the Condensed Consolidated Statements of Operations within Income from discontinued operations, net of tax.

In addition to the gain on the sale discussed above, the following table shows the Chassis group’s net sales, income before tax provision, income tax provision and net income that are included within Income from discontinued operations, net of tax on the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,
(Dollars in millions)	2014	2013
Net sales	$17	$50
Income before income tax provision	3	3
Income tax provision	1	1

Net income	$2	$2

	Six Months Ended June 30,
(Dollars in millions)	2014	2013
Net sales	$64	$97
Income before income tax provision	5	7
Income tax provision	2	3

Net income	$3	$4

Affinia and FM Chassis entered into a transition services agreement (“TSA”) effective with the sale on May 1, 2014. The TSA provides for certain administrative and other services and support to be provided by Affinia to FM Chassis and to be provided by FM Chassis to Affinia. Most of the transition services will expire during 2014 or 2015. The TSA was established as an arm’s length transaction and is intended for the contracting parties to recover costs of the services provided.

The following table shows the Chassis group’s assets and liabilities that are included in assets of discontinued operations and liabilities of discontinued operations on the Condensed Consolidated Balance Sheets:

December 31,
(Dollars in millions)	2013
Cash	$1
Accounts receivable	9
Inventory	74
Other current assets	4
Property, plant and equipment	8
Goodwill	22
Other intangible assets	22
Other assets	1

Total assets of discontinued operations	$141

Accounts payable	$18
Other accrued expenses	12
Accrued payroll and employee benefits	1

Total liabilities of discontinued operations	$31

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

Our currency forward contracts are not designated as hedges of specific monetary asset balances subject to currency risks, therefore, any changes in the fair value of these currency forward contracts are recognized in earnings each accounting period. The Company’s outstanding currency forward contracts are recorded in the Condensed Consolidated Balance Sheets as either “Other current assets” or “Other accrued expenses,” depending on whether the contracts are in asset or liability positions at the end of each reporting period. The aggregate notional amounts of outstanding currency forward contracts were $92 million and $86 million as of June 30, 2014 and December 31, 2013, respectively. The fair market value of these contracts was a liability of $1 million and less than $1 million as of June 30, 2014 and December 31, 2013, respectively.

Currency forward contract gains and losses are recognized in “Other income and expense, net” in the Condensed Consolidated Statements of Operations in the reporting period of occurrence. The short-term currency exchange rate forward contracts are intended to offset the currency exchange gain (loss) related to the re-measurement process. During the three months and six months ended June 30, 2014, we recorded losses of $2 million and $1 million, respectively, associated with currency forward contracts. During both the three and six months ended June 30, 2013, we recorded losses of less than $1 million associated with currency forward contracts.

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

We have designated our interest rate swaps as cash flow hedges as described in ASC 815, “Derivatives and Hedging”. At the inception of the hedge, the Company formally documents its hedge relationships and risk management objectives and strategy for undertaking the hedge. In addition, the documentation identifies the interest rate swaps as a hedge of specific interest payments on variable rate debt, with the objective to perfectly offset the variability of interest expense as related to specific floating-rate debt. We also specify that the effectiveness of the interest rate swaps in mitigating interest expense variability shall be assessed using the “Hypothetical Derivative Method” as described in ASC 815.

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

Changes in the fair value of derivatives designated as cash flow hedges are recorded as a component of other comprehensive income (loss), to the extent such cash flow hedges are effective. Amounts are reclassified from other comprehensive income (loss) to earnings when the underlying hedged items are recognized, during the period that a hedge transaction is terminated, or whenever a portion of the hedge transaction results are deemed ineffective. We reclassified less than $1 million and $1 million from other comprehensive income (loss) into interest expense during the three and six months ended June 30, 2014, respectively. There were no amounts reclassified from other comprehensive income (loss) into interest expense during the three or six months ended June 30, 2013. There have been no gains or losses reclassified from other comprehensive income (loss) into earnings due to hedge ineffectiveness related to any of the Company’s interest rate swap transactions, nor were there gains or losses reclassified to income due to early termination of designated cash-flow hedge transactions during the three and six months ended June 30, 2014 or 2013.

As of June 30, 2014 and December 31, 2013, the notional amount and fair value of outstanding interest rate swaps outstanding are and were as follows:

(Dollars in millions)	Notional Amount	Fair Value
As of June 30, 2014	$300	$4
As of December 31, 2013	$300	$11

7. DEBT

Our debt consists of notes that are publicly traded, an asset-based revolving credit facility (“ABL Revolver”), term loan facilities consisting of Term Loan B-1 and Term Loan B-2 and other short-term borrowings. The fair value framework requires the categorization of our debt into three levels based upon the assumptions (inputs) used to determine fair value. The fair value of debt and the categorization of the hierarchy level of fair value, net of discount, is and was as follows:

Fair Value of Debt at June 30, 2014

(Dollars in millions)	Book Value of Debt	Fair Value Factor	Fair Value of Debt
Senior notes, due May 2021(1)	$250	105.81%	$265
Term Loan B-1, due April 2026(1)	175	99.63%	174
Term Loan B-2, due April 2020(1)	411	100.06%	411
ABL Revolver, due April 2018(2)	—	100%	—
Other debt(2)	14	100%	14

Total fair value of debt at June 30, 2014			$864

Fair Value of Debt at December 31, 2013

(Dollars in millions)	Book Value of Debt	Fair Value Factor	Fair Value of Debt
Senior notes, due May 2021(1)	$250	96.06%	$240
Term Loan B-1, due April 2026(1)	199	100.63%	200
Term Loan B-2, due April 2020(1)	465	101.38%	471
ABL revolver, due April 2018(2)	—	100%	—
Other debt(2)	23	100%	23

Total fair value of debt at December 31, 2013			$934

(1)	The fair value assigned to the Company’s long-term debt reflects financial model estimates generated from a third-party provider based on observable inputs related to market prices of comparable debt instruments and represents a Level 2 approximation within the fair value categorization framework.
(2)	The carrying value of fixed rate short-term debt approximates fair value because of the short term nature of these instruments. The carrying value of the Company’s current floating rate debt instruments approximates fair value because of the variable interest rates pertaining to those instruments. The fair value of debt is categorized within Level 2 of the hierarchy.

A financial covenant exists under the ABL Revolver that would be triggered if excess availability under the ABL Revolver is less than the greater of 10% of the total borrowing base and $10 million. If the covenant trigger were to occur, we would be required to satisfy and maintain a fixed charge coverage ratio of at least 1.00x, measured for the last twelve-month period. As of June 30, 2014, none of the covenant triggers had occurred. The impact of falling below the fixed charge coverage ratio would not be a default but would trigger the imposition of restrictions on our ability to pursue certain operational or financial transactions (e.g. asset dispositions, dividends and acquisitions).

As discussed further in Note 5 to the Condensed Consolidated Financial Statements, “Discontinued Operations – Chassis”, on May 1, 2014, Affinia closed the sale of the Chassis group. In conjunction with the closing of the sale, cash proceeds of $140 million were received. In May 2014, the Company paid down $22 million of Term Loan B-1 and $53 million of Term Loan B-2. Additionally, in May 2014, the Company made a $45 million distribution to Holdings. Holdings used all of the distribution to partially repay its outstanding third party debt.

On April 25, 2013, we refinanced our existing notes and credit facilities and made a distribution to Holdings, our sole shareholder. The refinancing consisted of the issuance of $250 million aggregate principal amount 7.75% Senior Notes due May 1, 2021, a $200 million term loan due April 25, 2016, a $470 million term loan due April 25, 2020, the proceeds of which we used, together with $31 million of cash on hand, to redeem our 10.75% Senior Secured Notes due 2016, redeem our 9% Senior Subordinated Notes due 2014, pay fees and expenses in connection with the refinancing transaction and make a $350 million distribution to Holdings. Holdings used the distribution to redeem its Preferred Shares, repay $61 million of the note issued by Holdings to Dana as part of the financing in connection with our acquisition of substantially all of the aftermarket business operations of Dana in 2004 and make a distribution of $133 million to its stockholders

The sources and uses of proceeds of the 2013 refinancing consisted of the following:

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

As the refinancing was treated as an extinguishment of debt under ASC 470, “Debt”, we recorded a $15 million loss in connection with the refinancing arrangement. Additionally, we recorded a write-off of $5 million for unamortized deferred financing costs associated with the redemption of our Secured Notes and Subordinated Notes, as well as a write-off of $3 million for the replacement of our Old ABL Revolver with a new ABL Revolver. These charges were recorded within Interest Expense in the Condensed Consolidated Statements of Operations.

In conjunction with the refinancing, we recorded $15 million in total deferred financing costs, of which $14 million related to the issuance of our Senior Notes and Term Loans and $1 million was associated with the ABL Revolver.

During the second quarter of 2013, we made a distribution of $351 million to Holdings of which $350 million related to the refinancing, as previously described, and $1 million related to the payment of Holdings’ operating expenses.

8. INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined on the first in first out basis for all domestic inventories or average cost basis for non-U.S. inventories. Inventories are reduced by an allowance for slow-moving and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage. A summary of inventories, net is provided in the table below:

(Dollars in millions)	At June 30, 2014	At December 31, 2013
Raw materials	$66	$67
Work-in-process	14	17
Finished goods	164	137

	$244	$221

9. COMMITMENTS AND CONTINGENCIES

At June 30, 2014, the Company had purchase commitments for property, plant and equipment of approximately $5 million.

A reconciliation of the changes in our return reserves, which is included in “Other accrued expenses” in the Condensed Consolidated Balance Sheets, is presented in the following table. The table below excludes amounts associated with the Chassis group.

	Six Months Ended June 30,
(Dollars in millions)	2014	2013
Beginning balance	$6	$5
Amounts charged to revenue	4	5
Returns processed	(5)	(5)

Ending balance	$5	$5

The Company is continuing a review of certain allegations that have arisen in connection with business operations involving our subsidiaries in Poland and Ukraine. The allegations raise issues involving potential improper payments in connection with governmental approvals, permits, or other regulatory areas and possible conflicts of interest. The review is being supervised by the Audit Committee of our Board of Directors and is being conducted with the assistance of outside professionals. The review is ongoing and no determination may yet be made as to whether, in connection with the circumstances surrounding the review, we may become subject to any fines, penalties and/or other charges imposed by any governmental authority, or any other damages or costs that may arise in connection with those circumstances. We have has voluntarily self-reported on these matters to the U.S. Department of Justice and the U.S. Securities and Exchange Commission and intend to fully cooperate with these agencies in their review.

10. INCOME TAXES

The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $8 million as of both June 30, 2014 and December 31, 2013. The Company recognizes interest related to unrecognized tax benefits in interest expense and recognizes penalties as part of the income tax provision. As of June 30, 2014, the Company’s accrual for interest and penalties was $2 million. We are subject to taxation in the U.S. and various state and foreign jurisdictions. For jurisdictions in which we transact significant business, tax years ended December 31, 2004 and later remain subject to examination by tax authorities. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

The effective tax rate was 46% for the three months ended June 30, 2014 which was an increase over the three months ended June 30, 2013, attributable to an increase in income earned in jurisdictions with higher income tax rates. The effective tax rate was 57% for the six months ended June 30, 2014 compared to 55% for the six months ended June 30, 2013. The increase in the effective tax rate was attributable to an increase in income earned in jurisdictions with higher income tax rates. Additionally, in the first quarter of 2014, the Company recorded a currency devaluation of $7 million for the Venezuelan operations. This was a non-deductible item for income tax purposes.

11. LEGAL PROCEEDINGS

Various claims, lawsuits and administrative proceedings are pending or threatened against us, arising from the ordinary course of business with respect to commercial, intellectual property, product liability and environmental matters. We believe that the ultimate resolution of the foregoing matters will not have a material effect on our financial condition or results of operations or liquidity.

The Company has various accruals for civil liability, including product liability, and other costs. If there is a range of equally probable outcomes, we accrue at the lower end of the range. The Company had $2 million and $13 million accrued as of June 30, 2014 and December 31, 2013, respectively. These amounts are reflected in “Other accrued expenses” within the Condensed Consolidated Balance Sheets. The decrease in the amount accrued is due to a payment of $11 million made during the first quarter of 2014 in full settlement of the Neovia Logistics Services (U.K.) Limited claim. The Company had accrued $11 million during 2013 associated with this claim, with $5 million recorded as a component of discontinued operations in the first quarter of 2013. There are no recoveries expected from third parties associated with outstanding or settled claims.

In addition, we have various other claims that are reasonably possible of occurrence for which our aggregate maximum exposure to loss is estimated at $13 million. There are currently no reserves associated with these claims.

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

	Six Months Ended June 30,
(Dollars in millions)	2014	2013
Gross accounts receivable factored	$257	$256
Expenses associated with factoring of receivables	2	2

Accounts receivable factored by Affinia are accounted for as a sale and removed from the balance sheet at the time of factoring, with the cost associated with the factoring program presented in “Other income and expense, net” in the Condensed Consolidated Statement of Operations.

13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, for the three and six months ended June 30, 2014:

(Dollars in millions)	Pension adjustments	Foreign currency translation adjustment	Interest Rate Swap	Total AOCI
Balance at April 1, 2014	$(1)	$(24)	$5	$(20)
Change in foreign currency translation adjustments	—	5	—	5
Change in fair value of interest rate swap	—	—	(3)	(3)

Net current period other comprehensive income	—	5	(3)	2

Balance at June 30, 2014	$(1)	$(19)	$2	$(18)

(Dollars in millions)	Pension adjustments	Foreign currency translation adjustment	Interest Rate Swap	Total AOCI
Balance at January 1, 2014	$(1)	$(26)	$7	$(20)
Change in foreign currency translation adjustments	—	7	—	7
Change in fair value of interest rate swap	—	—	(5)	(5)

Net current period other comprehensive income	—	7	(5)	2

Balance at June 30, 2014	$(1)	$(19)	$2	$(18)

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and six months ended June 30, 2013:

(Dollars in millions)	Pension adjustments	Foreign currency translation adjustment	Interest Rate Swap	Total AOCI
Balance at April 1, 2013	$(2)	$(10)	$—	$(12)
Other comprehensive income (loss) before reclassifications, net of tax	—	(14)	6	(8)

Net current period other comprehensive income	—	(14)	6	(8)

Balance at June 30, 2013	$(2)	$(24)	$6	$(20)

(Dollars in millions)	Pension adjustments	Foreign currency translation adjustment	Interest Rate Swap	Total AOCI
Balance at January 1, 2013	$(2)	$(7)	$—	$(9)
Other comprehensive income (loss) before reclassifications, net of tax	—	(17)	6	(11)

Net current period other comprehensive income	—	(17)	6	(11)

Balance at June 30, 2013	$(2)	$(24)	$6	$(20)

14. VENEZUELAN OPERATIONS

In accordance with U.S. GAAP, effective January 1, 2010, the Company accounted for Venezuela as a highly inflationary economy because the three-year cumulative inflation rate for Venezuela using the blended Consumer Price Index (which is associated with the city of Caracas) and the National Consumer Price Index (developed commencing in 2008 and covering the entire country of Venezuela) exceeded 100%. Accordingly, effective January 1, 2010, our Venezuelan subsidiary used the U.S. Dollar as its functional currency. The financial statements of our subsidiary must be re-measured into the Company’s reporting currency (U.S. Dollar) and gains and losses from the re-measurement of monetary assets and liabilities are reflected in current earnings, rather than exclusively in the equity section of the balance sheet, until such time as the economy is no longer considered highly inflationary. The local currency in Venezuela is the Bolivar Fuerte (“VEF”).

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

In 2013, the Venezuelan government authorized certain companies that operate in designated industry sectors to exchange a limited volume of VEFs for U.S. Dollars at a bid rate established via weekly auctions under what is known as SICAD 1. SICAD 1 auctions began in October 2013. However, SICAD 1 auctions are not indicative of a free market exchange as only designated industries may bid into individual auctions and the highest bids are not always recognized by the Venezuelan government. In March 2014, another currency exchange mechanism (SICAD 2) became effective. SICAD 2 is intended to more closely resemble a market-driven exchange rate than the rates provided by Venezuela’s other regulated exchange mechanisms (i.e. the official rate and the SICAD 1 rate). Thus, as of March 31, 2014, entities may be able to convert VEFs at one of three legal exchange rates: official rate of 6.3 VEF to 1 U.S. Dollar, SICAD 1 rate of 10.7 VEF to 1 U.S. Dollar based on closing rate at last auction, and SICAD 2 rate of 50.86 VEF to 1 U.S. Dollar based on closing rate on March 31, 2014.

As a result of the multiple exchange rates available to settle transactions, at March 31, 2014, management reevaluated the exchange rates previously used for remeasurement, which had been the official rate of 6.3 VEF to 1 U.S. Dollar. While substantially all of our import transactions for purchases of inventory have been preapproved by the Venezuelan government at the official rate of 6.3 VEF to 1 U.S. Dollar, the Venezuelan government has not settled these transactions with vendors since November 2013. This, along with the introduction of the SICAD 1 and SICAD 2 market mechanisms, raise considerable doubts about our ability to ultimately settle transactions at the official rate in the future. Additionally, legislation enacted by the Venezuelan government in 2014 indicates that foreign investments are subject to the SICAD 1 rate rather than the official rate. While not the determinative factor, management views the passing of this legislation as a critical component in its assessment of the most representative rate to use for remeasurement purposes at March 31, 2014. Given the uncertainty of the exchange markets and the ultimate rate at which transactions may settle in the future, as well as consideration of the aforementioned legislation that was enacted earlier in 2014, we recorded a one-time devaluation of $7 million in the first quarter of 2014, which represents a move from the official rate to the SICAD 1 rate of 10.7 VEF to 1 U.S. Dollar. Of the $7 million devaluation charge, $5 million was recorded in the Filtration segment and $2 million was recorded in the ASA segment. This devaluation is reflected in “Other income and expenses, net” in the Condensed Consolidated Statements of Operations.

In the second quarter of 2014, our Venezuelan subsidiaries represented approximately 6% of Affinia’s consolidated net sales and the Venezuelan subsidiaries have total assets and liabilities of less than 5% of Affinia’s total consolidated assets and liabilities at June 30, 2014.

Management will continue to monitor the environment in Venezuela to determine whether further devaluation charges are required. At this time, management does not believe that the foreign exchange limitations or restrictions will have a material impact on our liquidity, cash flows or debt covenants.

15. RESTRUCTURING OF OPERATIONS

The restructuring charges consist of employee termination costs and other exit costs and impairment costs. Severance costs are being accounted for in accordance with ASC Topic 420, “Exit or Disposal Cost Obligations” and ASC Topic 712, “Compensation—Nonretirement Postemployment Benefits.” On October 15, 2013, we announced that Affinia would relocate its Ann Arbor, Michigan corporate headquarters to Gastonia, North Carolina, which is the location of the Filtration segment. We recorded an accrual of $5 million as of December 31, 2013 related to the relocation. The transition to the new corporate headquarters was substantially completed by the end of the second quarter of 2014. The following summarizes the restructuring charges and activity for the Company for the six months ended June 30, 2014:

(Dollars in millions)	Total
Balance at December 31, 2013	$5
Charges to expense:
Employee termination benefits	5
Reductions to liability:
Cash payments	(6)

Balance at June 30, 2014	$4

16. FINANCIAL INFORMATION FOR GUARANTORS AND NON-GUARANTORS

Affinia Group Holdings Inc. (presented as Parent in the following schedules), through its 100% owned subsidiary, Affinia Group Intermediate Holdings Inc. (presented as Issuer in the following schedules), issued $250 million of Senior Notes on April 25, 2013. As of June 30, 2014, there were $250 million of Senior Notes outstanding. The notes were offered only to qualified institutional buyers and certain persons in offshore transactions.

The Senior Notes are fully, irrevocably, unconditionally and jointly and severally guaranteed on a senior unsecured basis by Affinia’s current and future domestic subsidiaries (the “Guarantors”). The Senior Notes are general obligations of the Issuer and guaranteed by the Parent and the Guarantors.

The following unaudited information presents Condensed Consolidating Statements of Operations for the three and six months ended June 30, 2014 and 2013, Condensed Consolidating Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, Condensed Consolidating Balance Sheets as of June 30, 2014 and December 31, 2013 and Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2014 and 2013 of (i) the Parent, (ii) the Issuer, (iii) the Guarantors, (iv) the Non-Guarantors, and (v) eliminations to arrive at the information for the Company on a consolidated basis.

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statements of Operations

For the Three Months Ended June 30, 2014

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$177	$229	$(41)	$365
Cost of sales	—	—	(138)	(174)	41	(271)

Gross profit	—	—	39	55	—	94
Selling, general and administrative expenses	—	(10)	(16)	(25)	—	(51)

Operating (loss) profit	—	(10)	23	30	—	43
Other income and expense, net	—	(1)	4	(5)	—	(2)
Interest expense	—	(15)	—	—	—	(15)

Income (loss) from continuing operations before income tax provision and noncontrolling interest	—	(26)	27	25	—	26
Income tax provision	—	(4)	—	(8)	—	(12)
Equity in income, net of tax	35	65	19	—	(119)	—

Net income (loss) from continuing operations	35	35	46	17	(119)	14
Income from discontinued operations, net of tax	—	—	19	2	—	21

Net income (loss)	35	35	65	19	(119)	35
Less: net income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—

Net income (loss) attributable to the Company	$35	$35	$65	$19	$(119)	$35

Guarantor Condensed

Consolidating Statements of Comprehensive Income (Loss)

For the Three Months Ended June 30, 2014

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Net income (loss)	$35	$35	$65	$19	$(119)	$35
Other comprehensive income (loss), net of tax:
Change in fair value of interest rate swap	(3)	(3)	—	—	3	(3)
Change in foreign currency translation adjustments	5	5	—	5	(10)	5

Total other comprehensive income (loss)	2	2	—	5	(7)	2

Total comprehensive income (loss)	37	37	65	24	(126)	37
Less: comprehensive income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—

Comprehensive income (loss) attributable to the Company	$37	$37	$65	$24	$(126)	$37

Guarantor Condensed

Consolidating Statements of Operations

For the Six Months Ended June 30, 2014

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$347	$430	$(81)	$696
Cost of sales	—	—	(274)	(333)	81	(526)

Gross profit	—	—	73	97	—	170
Selling, general and administrative expenses	—	(22)	(34)	(46)	—	(102)

Operating (loss) profit	—	(22)	39	51	—	68
Other income and expense, net	—	(2)	(1)	(7)	—	(10)
Interest expense	—	(29)	—	(1)	—	(30)

Income (loss) from continuing operations before income tax provision and noncontrolling interest	—	(53)	38	43	—	28
Income tax provision	—	(3)	—	(13)	—	(16)
Equity in income, net of tax	34	90	33	—	(157)	—

Net income (loss) from continuing operations	34	34	71	30	(157)	12
Income from discontinued operations, net of tax	—	—	19	3	—	22

Net income (loss)	34	34	90	33	(157)	34
Less: net income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—

Net income (loss) attributable to the Company	$34	$34	$90	$33	$(157)	$34

Guarantor Condensed

Consolidating Statements of Comprehensive Income

For the Six Months Ended June 30, 2014

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Net income (loss)	$34	$34	$90	$33	$(157)	$34
Other comprehensive income (loss), net of tax:
Change in fair value of interest rate swap	(5)	(5)	—	—	5	(5)
Change in foreign currency translation adjustments	7	7	—	7	(14)	7

Total other comprehensive income (loss)	2	2	—	7	(9)	2

Total comprehensive income (loss)	36	36	90	40	(166)	36
Less: comprehensive income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—

Comprehensive income (loss) attributable to the Company	$36	$36	$90	$40	$(166)	$36

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statements of Operations

For the Three Months Ended June 30, 2013

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$161	$220	$(35)	$346
Cost of sales	—	—	(126)	(170)	35	(261)

Gross profit	—	—	35	50	—	85
Selling, general and administrative expenses	—	(7)	(14)	(23)	—	(44)

Operating (loss) profit	—	(7)	21	27	—	41
Loss on extinguishment of debt	—	(15)	—	—	—	(15)
Other income and expense, net	—	—	—	(1)	—	(1)
Interest expense	—	(27)	—	(1)	—	(28)

Income (loss) from continuing operations before income tax provision, equity in income, net of tax and noncontrolling interest	—	(49)	21	25	—	(3)
Income tax provision	—	5	1	(6)	—	—
Equity in income, net of tax	(1)	43	5	—	(47)	—

Net (loss) income from continuing operations	(1)	(1)	27	19	(47)	(3)
Income (loss) from discontinued operations, net of tax	—	—	16	(14)	—	2

Net (loss) income	(1)	(1)	43	5	(47)	(1)
Less: net income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—

Net (loss) income attributable to the Company	$(1)	$(1)	$43	$5	$(47)	$(1)

Guarantor Condensed

Consolidating Statements of Comprehensive Income (Loss)

For the Three Months Ended June 30, 2013

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Net (loss) income	$(1)	$(1)	$43	$5	$(47)	$(1)
Other comprehensive income (loss) , net of tax:
Change in fair value of interest rate swap	6	6	—	—	(6)	6
Change in foreign currency translation adjustments	(14)	(14)	—	(14)	28	(14)

Total other comprehensive loss	(8)	(8)	—	(14)	22	(8)

Total comprehensive (loss) income	(9)	(9)	43	(9)	(25)	(9)
Less: comprehensive income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—

Comprehensive (loss) income attributable to the Company	$(9)	$(9)	$43	$(9)	$(25)	$(9)

Guarantor Condensed

Consolidating Statements of Operations

For the Six Months Ended June 30, 2013

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$321	$418	$(67)	$672
Cost of sales	—	—	(254)	(328)	67	(515)

Gross profit	—	—	67	90	—	157
Selling, general and administrative expenses	—	(12)	(31)	(43)	—	(86)

Operating (loss) profit	—	(12)	36	47	—	71
Loss on extinguishment of debt	—	(15)	—	—	—	(15)
Other income and expense, net	—	—	(1)	(1)	—	(2)
Interest expense	—	(42)	—	(1)	—	(43)

Income (loss) from continuing operations before income tax provision, equity in income, net of tax and noncontrolling interest	—	(69)	35	45	—	11
Income tax provision	—	2	2	(10)	—	(6)
Equity in income, net of tax	5	72	20	—	(97)	—

Net income (loss) from continuing operations	5	5	57	35	(97)	5
Income (loss) from discontinued operations, net of tax	—	—	15	(15)	—	—

Net income (loss)	5	5	72	20	(97)	5
Less: net income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—

Net income (loss) attributable to the Company	$5	$5	$72	$20	$(97)	$5

Guarantor Condensed

Consolidating Statements of Comprehensive Income (Loss)

For the Six Months Ended June 30, 2013

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Net income (loss)	$5	$5	$72	$20	$(97)	$5
Other comprehensive loss, net of tax:
Change in fair value of interest rate swap	6	6	—	—	(6)	6
Change in foreign currency translation adjustments	(17)	(17)	—	(17)	34	(17)

Total other comprehensive loss	(11)	(11)	—	(17)	28	(11)

Total comprehensive (loss) income	(6)	(6)	72	3	(69)	(6)
Less: comprehensive income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—

Comprehensive (loss) income attributable to the Company	$(6)	$(6)	$72	$3	$(69)	$(6)

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Balance Sheets

June 30, 2014

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$69	$—	$35	$—	$104
Accounts receivable	—	(2)	38	116	—	152
Inventories	—	—	97	147	—	244
Other current assets	—	36	—	48	—	84

Total current assets	—	103	135	346	—	584
Other non-current assets	—	133	36	27	—	196
Intercompany investments	(213)	210	661	—	(658)	—
Intercompany receivables (payables)	—	231	(572)	341	—	—
Property, plant and equipment, net	—	1	53	70	—	124

Total assets	$(213)	$678	$313	$784	$(658)	$904

Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$—	$13	$81	$56	$—	$150
Notes payable	—	—	—	14	—	14
Current maturities of long-term debt	—	—	—	—	—	—
Accrued payroll and employee benefits	—	7	4	9	—	20
Other accrued expenses	—	20	17	39	—	76

Total current liabilities	—	40	102	118	—	260
Deferred employee benefits and noncurrent liabilities	—	14	1	5	—	20
Long-term debt	—	836	—	—	—	836

Total liabilities	—	890	103	123	—	1,116
Total shareholder’s (deficit) equity	(213)	(212)	210	661	(658)	(212)

Total liabilities and shareholder (deficit) equity	$(213)	$678	$313	$784	$(658)	$904

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Balance Sheets

December 31, 2013

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$68	$—	$33	$—	$101
Accounts receivable	—	—	24	117	—	141
Inventories, net	—	—	87	134	—	221
Other current assets	—	50	—	50	—	100
Current assets of discontinued operations	—	—	138	3		141

Total current assets	—	118	249	337	—	704
Other non-current assets	—	122	36	24	—	182
Intercompany investments	(202)	1,196	726	—	(1,720)	—
Intercompany receivables (payables)	—	(672)	247	425	—	—
Property, plant and equipment, net	—	2	50	71	—	123

Total assets	$(202)	$766	$1,308	$857	$(1,720)	$1,009

Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$—	$6	$65	$50	$—	$121
Notes payable	—	—	—	23	—	23
Current maturities of long-term debt	—	7	—	—	—	7
Accrued payroll and employee benefits	—	8	3	8	—	19
Other accrued expenses	—	22	14	42	—	78
Current liabilities of discontinued operations	—	—	29	2	—	31

Total current liabilities	—	43	111	125	—	279
Deferred employee benefits and noncurrent liabilities	—	17	1	6	—	24
Long-term debt	—	907	—	—	—	907

Total liabilities	—	967	112	131	—	1,210
Total shareholder’s (deficit) equity	(202)	(201)	1,196	726	(1,720)	(201)

Total liabilities and shareholder’s (deficit) equity	$(202)	$766	$1,308	$857	$(1,720)	$1,009

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2014

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Elimination	Consolidated Total
Operating activities
Net cash used in operating activities	$45	$(20)	$6	$20	$(45)	$6
Investing activities
Proceeds from sale of Chassis group	—	140	—	—	—	140
Additions to property, plant and equipment	—	—	(6)	(5)	—	(11)
Other Investing Activities	—	4	—	—	—	4

Net cash used in investing activities	—	144	(6)	(5)	—	133
Financing activities
Distribution to our shareholders	—	(45)	—	—	—	(45)
Repayment of debt	(45)	—	—	(9)	45	(9)
Repayment of Term Loans	—	(78)	—	—	—	(78)

Net cash used in financing activities	—	(123)	—	(9)	—	(132)
Effect of exchange rates on cash	—	—	—	(4)	—	(4)
Increase in cash and cash equivalents	—	1	—	2	—	3
Cash and cash equivalents at beginning of the period	—	68	—	33	—	101

Cash and cash equivalents at end of the period	$—	$69	$—	$35	$—	$104

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2013

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Elimination	Consolidated Total
Operating activities
Net cash provided by operating activities	$—	$12	$5	$9	$—	$26
Investing activities
Additions to property, plant and equipment	—	—	(5)	(5)	—	(10)

Net cash used in investing activities	—	—	(5)	(5)	—	(10)
Financing activities
Repayment of Secured Notes	—	(195)	—	—	—	(195)
Repayment of Subordinated Notes	—	(367)	—	—	—	(367)
Proceeds from Senior Notes	—	250	—	—	—	250
Proceeds from Term Loans	—	667	—	—	—	667
Distribution to our shareholder	—	(351)	—	—	—	(351)
Payment of deferred financing costs	—	(15)	—	—	—	(15)

Net cash provided by financing activities	—	(11)	—	—	—	(11)
Effect of exchange rates on cash	—	—	—	(1)	—	(1)
Increase in cash and cash equivalents	—	1	—	3	—	4
Cash and cash equivalents at beginning of the period	—	23	—	28	—	51

Cash and cash equivalents at end of the period	$—	$24	$—	$31	$—	$55

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and Notes on Form 10-K for the year ended December 31, 2013.

Company Overview

Affinia Group Intermediate Holdings Inc. (the “Company”), through Affinia Group, Inc.(“Affinia”), its direct wholly-owned subsidiary, is an innovative global leader in the design, manufacture, distribution and marketing of industrial grade filtration products and services and replacement products in South America. Management’s Discussion and Analysis includes financial information prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”), as well as certain non-GAAP financial measures discussed below. The non-GAAP financial measures should be viewed as a supplement to, and not a substitute for, financial measures presented in accordance with GAAP. Non-GAAP measures presented herein may not be comparable to similarly titled measures used by other companies.

The Company has two operating segments, Filtration and Affinia South America (“ASA”). Management evaluates the performance of its operating segments based primarily on revenue growth and operating profit. Income taxes are not allocated to the operating segments. Although not considered an operating segment, corporate, eliminations and other includes corporate costs, interest expense and other amounts not allocated to the operating segments, as well as results of discontinued operations.

The Filtration segment is the Company’s largest business unit, having contributed approximately 70% of global revenues during the three and six months ended June 30, 2014. Our Filtration products fit medium and heavy duty trucks, light vehicles, equipment in the off-highway market (i.e., residential and non-residential construction, mining, forestry and agricultural) and equipment for industrial and marine applications. The Filtration segment’s products include oil, air, fuel, cabin air, coolant, hydraulic and other filters for many types of vehicles and machinery. The products are sold under well-known brands, such as WIX® and Filtron™, and private label brands including NAPA® and CARQUEST®.

The ASA segment focuses on distributing and manufacturing brake, suspension, driveshaft and U-joint components, water and fuel pumps, filters, engine products, motorcycle products, accessories and other critical aftermarket components through its operations in Argentina, Brazil, Uruguay and Venezuela. The majority of the ASA segment’s revenue is generated in Brazil. In Brazil, ASA’s operations are conducted through Affinia Automotiva, an aftermarket parts manufacturer and master distributor, and Pellegrino, a warehouse distributor. Automotiva manufactures Nakata® brand shock absorbers and distributes those and third party products to warehouse distributors, including Pellegrino distribution. Pellegrino sells approximately 65% of its products to retailers and jobber stores, with the balance sold to parties such as auto centers, diesel injection centers, motorcycle retailers, heavy-duty fleets and engine rebuilders.

In the fourth quarter of 2013, management committed to a plan to sell the Chassis group and, accordingly, the results of operations of the Chassis group have been classified as a component of discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented. On January 21, 2014, Affinia entered into an Asset Purchase Agreement with Federal-Mogul Chassis LLC (formerly known as VCS Quest Acquisition LLC) (“FM Chassis”), an affiliate of Federal-Mogul Corporation, pursuant to which FM Chassis agreed to purchase the Chassis group. This transaction closed on May 1, 2014.

Results of Operations

In this section, the Company provides analysis and discussion of earnings and factors affecting earnings on both a GAAP and non-GAAP basis. Management uses these non-GAAP financial measures for planning and forecasting, and for reporting results to the Board of Directors, employees and investors concerning the Company’s financial performance.

The following table summarizes the Company’s consolidated results for the three months ended June 30, 2014 and 2013:

	Consolidated Three Months Ended June 30,
(Dollars in millions)	2014	2013	Variance	Currency Effect (1)	Variance Excluding Currency Effect
Net sales	$365	$346	$19	$(27)	$46
Cost of sales	(271)	(261)	(10)	21	(31)

Gross profit	94	85	9	(6)	15
Gross margin %	26%	25%
Selling, general and administrative expenses	(51)	(44)	(7)	—	(7)
Selling, general and administrative expenses as a percent of net sales	14%	13%

Operating profit	43	41	2	(6)	8
Operating margin %	12%	12%
Loss on extinguishment of debt	—	(15)	15	—	15
Other income and expense, net	(2)	(1)	(1)	—	(1)
Interest expense	(15)	(28)	13	—	13

Income (loss) from continuing operations, before income tax provision and noncontrolling interest	26	(3)	29	(6)	35
Income tax provision	(12)	—	(12)	—	(12)

Net income (loss) from continuing operations	14	(3)	17	(6)	23
Income from discontinued operations, net of tax	21	2	19	—	19

Net income (loss)	35	(1)	36	(6)	42
Less: net income attributable to noncontrolling interest, net of tax	—	—	—	—	—

Net income (loss) attributable to the Company	$35	$(1)	$36	$(6)	$42

(1)	The currency effect was calculated by comparing the local currency balances for all international locations for both periods, each at the prior year exchange rate, to determine the impact of the currency between periods. These currency effects provide a clearer understanding of the operating results of our foreign entities because they exclude the varying effects that changes in foreign currency exchange rates may have on those results.

Net sales. Consolidated net sales increased by $19 million in the second quarter of 2014 in comparison to the second quarter of 2013 due to higher sales in the Filtration segment offset by lower sales in the ASA segment. Excluding currency effects, consolidated sales increased $46 million, with sales in the Filtration and ASA segments up 15% and 11%, respectively.

Gross profit/gross margin. Gross profit increased by $9 million during the second quarter of 2014 in comparison to the second quarter of 2013, with gross margin increasing to 26% in the second quarter of 2014 from 25% in the second quarter of 2013. The increase in gross margin was mainly due to the increase in sales volume partially offset by higher material, labor and overhead costs. Excluding currency effects, gross profit increased $15 million compared to the second quarter of 2013, which was driven by improved margins in both the Filtration and ASA segments.

Selling, general and administrative (SG&A) expenses. SG&A expenses increased by $7 million during the second quarter of 2014 in comparison to the second quarter of 2013 primarily due to $4 million of restructuring and other costs, $2 million of bad debt expense associated with a Filtration customer, and an overall increase in expenses as a result of the higher sales, as well as costs associated with supporting the growth in sales.

Operating profit/operating margin. Operating profit increased by $2 million in the second quarter of 2014 in comparison to the second quarter of 2013 due primarily to the increase in gross profit, while operating margin remained flat compared to the second quarter of 2013 at 12%. Excluding currency effects, operating profit increased $8 million compared to the same period in the prior year.

Loss on extinguishment of debt. During the second quarter of 2013, we refinanced our debt structure and, as a result, incurred a $15 million loss due to early retirement of senior notes.

Other income and expense, net. The higher expense in the second quarter of 2014 compared to the same period in the prior year was due to losses associated with foreign currency forward contracts.

Interest expense. Interest expense decreased in the second quarter of 2014 compared to the same period in the prior year due to the refinancing of debt in the second quarter of 2013, which resulted in the write-off of unamortized deferred financing costs and an additional one-time interest expense.

Income tax provision. The income tax provision increased in the second quarter of 2014 compared to the second quarter of 2013 due primarily to an increase in pre-tax income.

Income from discontinued operations, net of tax. Income from discontinued operations, net of tax, is comprised of the results of the Chassis group, including a $21 million pre-tax gain on the Chassis group sale that closed in May 2014.

Net income (loss). The net income of $35 million in the second quarter of 2014 compared to a net loss of $1 million in the second quarter of 2013 was driven by higher sales and operating profit in 2014, expenses incurred in the second quarter of 2013 associated with the debt refinancing, and the gain on the sale of the Chassis group in the second quarter of 2014.

The following table summarizes the Company’s consolidated results for the six months ended June 30, 2014 and 2013:

	Consolidated Six Months Ended June 30,
(Dollars in millions)	2014	2013	Variance	Currency Effect (1)	Variance Excluding Currency Effect
Net sales	$696	$672	$24	$(49)	$73
Cost of sales	(526)	(515)	(11)	39	(50)

Gross profit	170	157	13	(10)	23
Gross margin %	24%	23%
Selling, general and administrative expenses	(102)	(86)	(16)	3	(19)
Selling, general and administrative expenses as a percent of net sales	15%	13%

Operating profit	68	71	(3)	(7)	4
Operating margin %	10%	11%
Loss on extinguishment of debt	—	(15)	15	—	15
Other income and expense, net	(10)	(2)	(8)	—	(8)
Interest expense	(30)	(43)	13	—	13

Income from continuing operations, before income tax provision and noncontrolling interest	28	11	17	(7)	24
Income tax provision	(16)	(6)	(10)	—	(10)

Net income from continuing operations	12	5	7	(7)	14
Income from discontinued operations, net of tax	22	—	22	—	22

Net income	34	5	29	(7)	36
Less: net income attributable to noncontrolling interest, net of tax	—	—	—	—	—

Net income attributable to the Company	$34	$5	$29	$(7)	$36

(1)	The currency effect was calculated by comparing the local currency balances for all international locations for both periods, each at the prior year exchange rate, to determine the impact of the currency between periods. These currency effects provide a clearer understanding of the operating results of our foreign entities because they exclude the varying effects that changes in foreign currency exchange rates may have on those results.

Net sales. Consolidated net sales increased by $24 million in the six months ended June 30, 2014 in comparison to same period in 2013 due to increased sales in the Filtration segment offset by lower sales in the ASA segment. Excluding currency effects, consolidated sales increased $73 million, with sales in the Filtration and ASA segments up 12% and 9%, respectively.

Gross profit/gross margin. Gross profit increased by $13 million during the six months ended June 30, 2014 in comparison to the same period in 2013, with gross margin increasing to 24% in 2014 from 23% in 2013. The increase in gross margin was mainly due to the increase in sales volume partially offset by higher material, labor and overhead costs. Excluding currency effects, gross profit increased $23 million compared to 2013, which was primarily driven by improved margins in both the Filtration and ASA segments.

Selling, general and administrative (SG&A) expenses. SG&A expenses increased by $16 million during the six months ended June 30, 2014 in comparison to the same period in 2013 primarily due to $9 million of restructuring and other costs primarily associated with the relocation of the corporate office, $2 million of bad debt expense associated with a Filtration customer, and an overall increase in expenses as a result of the higher sales, as well as costs associated with supporting the growth in sales. Excluding the impacts of currency, SG&A expenses increased by $19 million compared to the same period in the prior year.

Operating profit/operating margin. Operating profit decreased by $3 million in the six months ended June 30, 2014 in comparison to the same period in 2013, while operating margin decreased to 10% in 2014 compared to 11% in 2013. The decrease in operating profit was driven by higher SG&A expenses partially offset by higher gross profit, as discussed above. Excluding currency effects, operating profit increased $4 million compared to the same period in the prior year.

Loss on extinguishment of debt. During the second quarter of 2013, we refinanced our debt structure and, as a result, incurred a $15 million loss due to early retirement of senior notes.

Other income and expense, net. The $8 million increase in expense was driven primarily by a $5 million net increase in currency devaluation charges, as a $7 million charge was recorded in the first quarter of 2014 associated with a currency devaluation in Venezuela compared to a $2 million currency devaluation charge in the first quarter of 2013. See Note 14 to the Condensed Consolidated Financial Statements, “Venezuela Operations” for further information.

Interest expense. Interest expense decreased in the six months ended June 30, 2014 compared to the same period in the prior year due to the refinancing of debt in the second quarter of 2013, which resulted in the write-off of unamortized deferred financing costs and an additional one-time interest expense.

Income tax provision. The income tax provision increased in the six months ended June 30, 2014 compared to the same period in 2013 due primarily to an increase in pre-tax income. The effective tax rate was 57% in the six months ended June 30, 2014 in comparison to 55% in the same period in 2013.

Income from discontinued operations, net of tax. Income from discontinued operations, net of tax, is comprised of the results of the Chassis group, which includes a $21 million pre-tax gain on the Chassis group sale that closed in May 2014.

Net income. The net income of $34 million in the six months ended June 30, 2014 compared to net income of $5 million in the same period in 2013 was driven by the gain on the sale of the Chassis group in the second quarter of 2014, higher sales in 2014 and expenses recorded in 2013 associated with the debt refinancing, partially offset by a net $5 million increase in currency devaluation charges in Venezuela, $9 million of restructuring costs and other costs and higher SG&A expenses.

Segment Results

Consolidated EBITDA, which includes the results for the Filtration and ASA segments as well as corporate, eliminations and other, for the three months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30, 2014
(Dollars in millions)	Filtration	ASA	Corporate, Eliminations and Other	Consolidated
Net Sales	$251	$114	$—	$365
Cost of Sales	(181)	(90)	—	(271)

Gross Profit	70	24	—	94
Selling, General and Administrative Expenses	(26)	(15)	(10)	(51)

	Three Months Ended June 30, 2014
(Dollars in millions)	Filtration	ASA	Corporate, Eliminations and Other	Consolidated
Operating Profit	44	9	(10)	43

Other Income and Expense, net	(2)	—	—	(2)
Interest Expense	—	—	(15)	(15)

Add Back:
Depreciation and Amortization	4	1	—	5
Interest Expense	—	—	15	15

Consolidated EBITDA	$46	$10	$(10)	$46

	Three Months Ended June 30, 2013
(Dollars in millions)	Filtration	ASA	Corporate, Eliminations and Other	Consolidated
Net Sales	$229	$117	$—	$346
Cost of Sales	(167)	(92)	(2)	(261)

Gross Profit	62	25	(2)	85
Selling, General and Administrative Expenses	(22)	(16)	(6)	(44)

Operating Profit	40	9	(8)	41

Other Income and Expense, net	(3)	—	(13)	(16)
Interest Expense	(1)	—	(27)	(28)
Add Back:
Depreciation and Amortization	4	1	—	5
Interest Expense	1	—	27	28

Consolidated EBITDA	$41	$10	$(21)	$30

The increase in consolidated EBITDA for the three months ended June 30, 2014 compared to the same period in the prior year was primarily driven by:

•	A $15 million loss on extinguishment of debt recorded in the second quarter of 2013 associated with the debt refinancing, partially offset by

•	Restructuring and other charges of $4 million recorded in the three months ended June 30, 2014 for which there were no comparable charges in the second quarter of 2013. Restructuring charges, which are a component of SG&A, relate to the relocation of the corporate office from Ann Arbor, Michigan to Gastonia, North Carolina.

Excluding currency impacts, consolidated EBITDA would have been $49 million in the second quarter of 2014, which is $19 million higher compared to the second quarter of 2013.

Consolidated EBITDA, which includes the results for the Filtration and ASA segments as well as corporate, eliminations and other, for the six months ended June 30, 2014 and 2013 were as follows:

	Six Months Ended June 30, 2014
(Dollars in millions)	Filtration	ASA	Corporate, Eliminations and Other	Consolidated
Net Sales	$484	$212	$—	$696
Cost of Sales	(358)	(168)	—	(526)

Gross Profit	126	44	—	170
Selling, General and Administrative Expenses	(52)	(27)	(23)	(102)

Operating Profit	74	17	(23)	68

Other Income and Expense, net	(8)	(3)	1	(10)

	Six Months Ended June 30, 2014
(Dollars in millions)	Filtration	ASA	Corporate, Eliminations and Other	Consolidated
Interest Expense	—	—	(30)	(30)
Add Back:
Depreciation and Amortization	8	2	—	10
Interest Expense	—	—	30	30

Consolidated EBITDA	$74	$16	$(22)	$68

	Six Months Ended June 30, 2013
(Dollars in millions)	Filtration	ASA	Corporate, Eliminations and Other	Consolidated
Net Sales	$444	$228	$—	$672
Cost of Sales	(330)	(183)	(2)	(515)

Gross Profit	114	45	(2)	157
Selling, General and Administrative Expenses	(45)	(29)	(12)	(86)

Operating Profit	69	16	(14)	71

Other Income and Expense, net	(4)	—	(13)	(17)
Interest Expense	(1)	—	(42)	(43)
Add Back:
Depreciation and Amortization	8	2	1	11
Interest Expense	1	—	42	43

Consolidated EBITDA	$73	$18	$(26)	$65

The increase in consolidated EBITDA for the six months ended June 30, 2014 compared to the same period in the prior year was primarily driven by:

•	A $15 million loss on extinguishment of debt recorded in the second quarter of 2013 associated with the debt refinancing, partially offset by

•	Restructuring and other charges of $9 million recorded in the six months ended June 30, 2014 for which there were no comparable charges in the six months ended June 30, 2013. The restructuring charges, which are a component of SG&A, relate to the relocation of the corporate office from Ann Arbor, Michigan to Gastonia, North Carolina, and

•	$5 million net increase in currency devaluation charges in Venezuela.

Excluding currency impacts, consolidated EBITDA would have been $72 million in the first six months of 2014, which is $7 million higher compared to the same period of 2013.

The following segment information shows the components of operating profit and segment EBITDA for each segment, as well as the net loss associated with corporate, eliminations and other. See Note 4 to the Condensed Consolidated Financial Statements, “Segment Information,” for a discussion of the Company’s segment structure.

Filtration Segment

Results for the Filtration segment for the three months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,
(Dollars in millions)	2014	2013	Variance	Currency Effect(1)	Variance Excluding Currency Effect
Net Sales	$251	$229	$22	$(11)	$33
Cost of Sales	(181)	(167)	(14)	9	(23)

Gross Profit	70	62	8	(2)	10
Gross Profit %	28%	27%

Selling, General and Administrative Expenses	(26)	(22)	(4)	1	(5)

Operating Profit	44	40	4	(1)	5

Operating Profit %	18%	17%

Other Income and Expense, net	(2)	(3)	1	1	—
Interest Expense	—	(1)	1	—	1
Add back:
Depreciation and Amortization	4	4	—	—	—
Interest Expense	—	1	(1)	—	(1)

	Three Months Ended June 30,
(Dollars in millions)	2014	2013	Variance	Currency Effect(1)	Variance Excluding Currency Effect
Segment EBITDA	$46	$41	$5	$—	$5

EBITDA %	18%	18%

(1)	The currency effect was calculated by comparing the local currency balances for all international locations for both periods, each at the prior year exchange rate, to determine the impact of the currency between periods. These currency effects provide a clearer understanding of the operating results of our foreign entities because they exclude the varying effects that changes in foreign currency exchange rates may have on those results.

Three months ended June 30, 2014 compared to June 30, 2013:

Net Sales. The increase was driven primarily by:

•	A $15 million increase in North America due to higher sales to existing customers, and

•	A $7 million increase in European sales, including $4 million of sales from the United Kingdom distribution company acquired in the third quarter of 2013.

Cost of Sales. The increase was primarily related to increases in materials, labor and overhead as a direct result of the higher sales volumes in North America, Europe, and South America.

Gross Profit. The increase was driven by higher sales, partially offset by an increase in the cost of sales due to the factors discussed above. Gross profit was at 28% and 27% of net sales for the three months ended June 30, 2014 and 2013, respectively.

Selling, General and Administrative Expenses. The increase in SG&A expenses was due to a $2 million bad debt reserve associated with a customer, and overall higher selling and general and administrative expenses to support the growth in sales.

Operating Profit. The increase in operating profit was driven by higher sales partially offset by higher cost of sales and SG&A expenses as discussed above. Operating profit was at 18% of net sales for the three months ended June 30, 2014 compared to 17% in the same period in 2013.

Other income and expense, net. The lower expense in the second quarter of 2014 compared to the same period in the prior year is due to the impact of currency translation effects.

Segment EBITDA. The increase in segment EBITDA was driven by higher operating profit.

Results for the Filtration segment for the six months ended June 30, 2014 and 2013 were as follows:

	Six Months Ended June 30,
(Dollars in millions)	2014	2013	Variance	Currency Effect(1)	Variance Excluding Currency Effect
Net Sales	$484	$444	$40	$(13)	$53
Cost of Sales	(358)	(330)	(28)	11	(39)

Gross Profit	126	114	12	(2)	14
Gross Profit %	26%	26%

Selling, General and Administrative Expenses	(52)	(45)	(7)	2	(9)

Operating Profit	74	69	5	—	5

Operating Profit %	15%	16%

Other Income and Expense, net	(8)	(4)	(4)	—	(4)
Interest Expense	—	(1)	1	—	1
Add back:
Depreciation and Amortization	8	8	—	—	—
Interest Expense	—	1	(1)	—	(1)

Segment EBITDA	$74	$73	$1	$—	$1

EBITDA %	15%	16%

(1)	The currency effect was calculated by comparing the local currency balances for all international locations for both periods, each at the prior year exchange rate, to determine the impact of the currency between periods. These currency effects provide a clearer understanding of the operating results of our foreign entities because they exclude the varying effects that changes in foreign currency exchange rates may have on those results.

Six months ended June 30, 2014 compared to June 30, 2013:

Net Sales. The increase was driven primarily by:

•	A $24 million increase in North America due to higher sales to existing customers,

•	A $14 million increase in European sales primarily driven by $7 million of sales from the United Kingdom distribution company acquired in the third quarter of 2013, as well as higher sales to existing customers and sales to new customers; and

•	A $3 million increase in South America due largely to higher pricing in Venezuela.

Cost of Sales. The increase was primarily related to increases in materials, labor and overhead as a direct result of the higher sales volumes in Europe, North America and South America.

Gross Profit. The increase was driven by an increase in sales, partially offset by an increase in the cost of sales due to the factors discussed above. Gross profit was at 26% of net sales for both the six months ended June 30, 2014 and 2013.

Selling, General and Administrative Expenses. The increase in SG&A expenses was due primarily to a $3 million increase in advertising and promotional costs, a $2 million bad debt expense associated with a customer and a $1 million increase in general and administrative expenses.

Operating Profit. The increase in operating profit was driven by higher sales largely offset by higher cost of sales and SG&A expenses as discussed above. Operating profit was at 15% and 16% of net sales for the six months ended June 30, 2014 and 2013, respectively.

Other Income and Expense, net. The increase in expense was due primarily to a $3 million year-over-year impact of charges associated with currency devaluation in Venezuela. See Note 14 to the Condensed Consolidated Financial Statements, “Venezuela Operations” for further information.

Segment EBITDA. The increase in segment EBITDA was driven by higher operating profit partially offset by a $3 million net impact of a currency devaluation in Venezuela.

Matters Impacting Future Results

As discussed further in Note 14 to the Condensed Consolidated Financial Statements, “Venezuelan Operations”, in the first quarter of 2014 the Filtration segment was unfavorably impacted by a $5 million charge associated with a devaluation of currency in Venezuela (the Bolivar Fuerte (“VEF”)). Management will continue to assess the implications of the multiple exchange rates in Venezuela to determine the appropriate exchange rates to apply to both transactions denominated in U.S. Dollars as well as the periodic remeasurement of VEF balances into U.S. Dollars for purposes of financial reporting. Significant judgment is required to determine rates available to convert currency or settle transactions, as well as the probability of accessing and obtaining U.S. Dollar by using a particular exchange rate or exchange mechanism. Results of operations in the future could be adversely impacted by the need to apply a different exchange rate to future transactions, as well as the potential for additional devaluations of currency as part of the periodic remeasurement process. At June 30, 2014, total monetary assets and liabilities associated with our Venezuelan operations were $20 million and $8 million, respectively.

Affinia South America (ASA) Segment

Results for the ASA segment for the three months ended June 30, 2014 and 2013 were as follows:

		Three Months Ended June 30,
(Dollars in millions)	2014	2013	Variance	Currency Effect(1)	Variance Excluding Currency Effect
Net Sales	$114	$117	$(3)	$(16)	$13
Cost of Sales	(90)	(92)	2	11	(9)

Gross Profit	24	25	(1)	(5)	4
Gross Profit %	21%	20%

Selling, General and Administrative Expenses	(15)	(16)	1	2	(1)

Operating Profit	9	9	—	(3)	3

Operating Profit %	8%	8%

Other Income and Expense, net	—	—	—	—	—
Add back:
Depreciation and Amortization	1	1	—	—	—

Segment EBITDA	$10	$10	$—	$(3)	$3

EBITDA %	9%	9%

(1)	The currency effect was calculated by comparing the local currency balances for all international locations for both periods, each at the prior year exchange rate, to determine the impact of the currency between periods. These currency effects provide a clearer understanding of the operating results of our foreign entities because they exclude the varying effects that changes in foreign currency exchange rates may have on those results.

Net Sales. The decrease was driven primarily by a $16 million unfavorable impact related to currency translation effects primarily related to the Brazilian Real and the Argentinean Peso. Excluding the impacts of currency, net sales were up $13 million compared to the same period in the prior year, driven by increases in our Brazilian master distribution and Argentinian distribution companies due to higher pricing, new business consisting primarily of new product lines and part numbers, and higher sales to existing customers.

Cost of Sales. The decrease was primarily driven by an $11 million favorable impact related to currency translation effects primarily related to the Brazilian Real and the Argentinean Peso. Excluding the impacts of currency, cost of sales were $9 million higher than the same period in the prior year. The increase was attributed to higher materials, labor and overhead costs as a direct result of the increased sales volumes in Brazil and Argentina.

Gross Profit. Gross profit was $1 million lower in the second quarter of 2014 compared to the second quarter of 2013 as a result of the factors discussed above, while gross profit percentage increased to 21% compared to 20% in the same period in the prior year. Excluding the impacts of currency, gross profit increased $4 million compared to the same period in the prior year. The improvement in gross profit was due primarily to increased sales resulting in better fixed cost absorption in our Brazilian master distribution business, as well as higher pricing and favorable production mix (i.e. import of product versus light assembly) which resulted in headcount reductions in our Argentinian distribution companies.

Selling, General and Administrative Expenses. The decrease was driven primarily by a $2 million favorable impact related to currency translation effects. Excluding the impacts of currency, SG&A expenses were $1 million higher than the corresponding period in the prior year.

Segment EBITDA. Segment EBITDA was flat compared to the second quarter of 2013. Excluding the impacts of currency, segment EBITDA was up $3 million compared to the second quarter of 2013 primarily due to an increase in gross profit.

Results for the ASA segment for the six months ended June 30, 2014 and 2013 were as follows:

		Six Months Ended June 30,
(Dollars in millions)	2014	2013	Variance	Currency Effect(1)	Variance Excluding Currency Effect
Net Sales	$212	$228	$(16)	$(36)	$20
Cost of Sales	(168)	(183)	15	27	(12)

Gross Profit	44	45	(1)	(9)	8
Gross Profit %	21%	20%

Selling, General and Administrative Expenses	(27)	(29)	2	5	(3)

Operating Profit	17	16	1	(4)	5

Operating Profit %	8%	7%

Other Income and Expense, net	(3)	—	(3)	—	(3)
Add back:
Depreciation and Amortization	2	2	—	—	—

Segment EBITDA	$16	$18	$(2)	$(4)	$2

EBITDA %	8%	8%

(1)	The currency effect was calculated by comparing the local currency balances for all international locations for both periods, each at the prior year exchange rate, to determine the impact of the currency between periods. These currency effects provide a clearer understanding of the operating results of our foreign entities because they exclude the varying effects that changes in foreign currency exchange rates may have on those results.

Net Sales. The decrease was driven primarily by a $36 million unfavorable impact related to currency translation effects primarily related to the Brazilian Real and the Argentinean Peso. Excluding the impacts of currency, net sales were up $20 million compared to the same period in the prior year, driven by increases in our Brazilian master distribution and Argentinian distribution companies due to higher pricing, new business consisting primarily of new product lines and part numbers, and higher sales to existing customers.

Cost of Sales. The decrease was primarily driven by a $27 million favorable impact related to currency translation effects primarily related to the Brazilian Real and the Argentinean Peso. Excluding the impacts of currency, cost of sales were $12 million higher than the same period in the prior year. The increase was attributed to higher materials, labor and overhead costs as a direct result of the increased sales volumes in Brazil and Argentina.

Gross Profit. Gross profit was $1 million lower in the six months ended June 30, 2014 compared to the same period in the prior year as a result of the factors discussed above, while gross profit percentage increased to 21% compared to 20% in the same period in the prior year. Excluding the impacts of currency, gross profit increased $8 million compared to the same period in the prior year. The improvement in gross profit was due primarily to increased sales resulting in better fixed cost absorption in our Brazilian master distribution business, as well as higher pricing and favorable production mix (i.e. import of product versus light assembly) which resulted in headcount reductions in our Argentinian distribution companies.

Selling, General and Administrative Expenses. The decrease was driven primarily by a $5 million favorable impact related to currency translation effects. Excluding the impacts of currency, SG&A expenses were $3 million higher than the corresponding period in the prior year.

Other Income and Expense, net. The increase in expense was due primarily to a $2 million charge associated with currency devaluation in Venezuela during the first quarter of 2014. See Note 14 to the Condensed Consolidated Financial Statements, “Venezuela Operations” for further information.

Segment EBITDA. Segment EBITDA decreased in the six months ended June 30, 2014 compared to the same period in 2013 largely as a result of the $2 million Venezuelan currency devaluation in the first quarter of 2014 and other unfavorable currency impacts. Excluding the impacts of currency, segment EBITDA was up $2 million compared to the six months ended June 30, 2013.

Results by Geographic Region

Net sales and Income (loss) from continuing operations before income tax provision and noncontrolling interest by geographic region were as follows:

	Three Months Ended June 30,
(Dollars in millions)	2014	2013	Variance
Net Sales
United States	$162	$147	$15
Foreign	203	199	$4

Total net sales	$365	$346	$19

United States sales as a percent of total sales	44%	42%
Foreign sales as a percent of total sales	56%	58%

(Dollars in millions)	2014	2013	Variance
Income (loss) from continuing operations before income tax provision and noncontrolling interest
United States	$(5)	$(30)	$25
Foreign	31	27	4

Total income (loss) from continuing operations before income tax provision and noncontrolling interest	$26	$(3)	$29

United States. Net sales increased in the second quarter of 2014 in comparison to the second quarter of 2013 due to higher sales within our Filtration segment. See “Segment Results” section above. The United States income (loss) from continuing operations before income tax provision and noncontrolling interest was lower than the foreign income from continuing operations before income tax provision and noncontrolling interest due to the inclusion of corporate costs in our United States operations and higher profitability of some of our subsidiaries in foreign locations. The majority of our debt relates to our United States operations and, consequently, almost all of the associated interest expense is allocated to our domestic operations. During the second quarter of 2014, our United States operations had $14 million of interest expense and our foreign operations had less than $1 million of interest expense.

Foreign. Net sales increased in the second quarter of 2014 in comparison to the second quarter of 2013 due to increased sales in our European Filtration business, largely offset by lower sales in our Brazilian and Argentinean distribution companies and our Venezuela filtration products, largely as a result of unfavorable currency impacts. See “Segment Results” above for a discussion of the impacts of currency on net sales for the second quarter of 2014. Income from continuing operations before income tax provision and noncontrolling interest increased in the second quarter of 2014 in comparison to the second quarter of 2013 primarily as a result of an improvement in gross profit, which was driven by an increase in sales volume in our European Filtration operations.

	Six Months Ended June 30,
(Dollars in millions)	2014	2013	Variance
Net Sales
United States	$319	$297	$22
Foreign	377	375	$2

Total net sales	$696	$672	$24

United States sales as a percent of total sales	46%	44%
Foreign sales as a percent of total sales	54%	56%

(Dollars in millions)	2014	2013	Variance
Income (loss) from continuing operations before income tax provision and noncontrolling interest
United States	$(14)	$(36)	$22
Foreign	42	47	(5)

Total income from continuing operations before income tax provision and noncontrolling interest	$28	$11	$17

United States. Net sales increased in the six months ended June 30, 2014 in comparison to the same period in 2013 due to higher sales within our Filtration segment. See “Segment Results” section above. The United States income (loss) from continuing operations before income tax provision and noncontrolling interest was lower than the foreign income from continuing operations before income tax provision, and noncontrolling interest due to the inclusion of corporate costs in our United States operations and higher profitability of some of our subsidiaries in foreign locations. The majority of our debt relates to our United States operations and, consequently, almost all of the associated interest expense is allocated to our domestic operations. During the first six months of 2014, our United States operations had $29 million of interest expense and our foreign operations had less than $1 million of interest expense.

Foreign. Net sales increased in the six months ended June 30, 2014 in comparison to the same period in 2013 due to increased sales in our European Filtration business, largely offset by lower sales in our Brazilian and Argentinean distribution companies and our Venezuela filtration products largely as a result of unfavorable currency impacts. See “Segment Results” above for a discussion of the impacts of currency on net sales for the first quarter of 2014. Income from continuing operations before income tax provision and noncontrolling interest decreased in 2014 in comparison to 2013 primarily as a result of a currency devaluation in Venezuela and unfavorable currency translation effects, partially offset by an improvement in gross profit, which was driven by an increase in sales volume.

PART I

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash flow from operations and available borrowings from our ABL Revolver. Our liquidity requirements are significant and are expected to be primarily for debt servicing, working capital and capital spending.

As of June 30, 2014, the Company had $850 million in aggregate indebtedness. As of June 30, 2014, we had an additional $75 million of borrowing capacity available under our ABL Revolver after giving effect to $9 million in outstanding letters of credit, none of which was drawn against, and less than $1 million for borrowing base reserves. In addition, we had cash and cash equivalents of $104 million as of June 30, 2014. We had $35 million of cash and cash equivalents outside the United States, of which approximately $11 million is considered permanently reinvested for funding ongoing operations outside of the U.S. If such permanently reinvested funds are needed for operations in the U.S., the Company would be required to accrue additional tax expense, primarily related to foreign withholding taxes.

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

Additionally, in May 2014, the Company made a $45 million distribution to Affinia Group Holdings Inc. (“Holdings”). Holdings used all of the distribution to partially repay its outstanding third party debt.

ABL Revolver

We replaced our existing asset-based credit facility with a new ABL Revolver on April 25, 2013. The ABL Revolver comprises a revolving credit facility of up to $175 million for borrowings available solely to the U.S. domestic borrowers, including (i) a $30 million sub-limit for letters of credit and (ii) a $15 million swingline facility. Availability under the ABL Revolver is based upon monthly (or more frequent under certain circumstances) borrowing base valuations of our eligible inventory and accounts receivable, among other things, and is reduced by certain reserves in effect from time to time.

At June 30, 2014, there were no outstanding borrowings under the ABL Revolver. We had an additional $75 million of availability after giving effect to $9 million in outstanding letters of credit and less than $1 million for borrowing base reserves as of June 30, 2014.

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

The borrowers will pay certain fees with respect to the ABL Revolver, including (i) an unused commitment fee on the undrawn portion of the credit facility of 0.25% per annum in the event that more than 50% of the commitments (excluding swingline loans) under the credit facility are utilized, and 0.375% per annum in the event that no more than 50% of the commitments (excluding swingline loans) under the credit facility are utilized and (ii) customary annual administration fees and fronting fees in respect of letters of credit equal to 0.125% per annum on the stated amount of each letter of credit outstanding during each fiscal quarter. During an event of default, all loans and other obligations under the ABL Revolver may bear interest at a rate 2.00% in excess of the otherwise applicable rate of interest.

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

In addition, commencing on the day that an event of default occurs or availability under the ABL Revolver is less than the greater of 10% of the total borrowing base and $15 million and continuing until no event of default has existed and availability under the ABL Revolver has been greater than such thresholds at all times, in each case, for 30 consecutive days, the Company will be required to maintain a fixed charge coverage ratio of at least 1.0x measured for the last 12-month period. As of August 8, 2014, the Company remained in compliance with all debt covenants. The fixed charge coverage ratio was 1.66 as of June 30, 2014. If none of the covenant triggers have occurred, the impact of falling below the fixed charge coverage ratio would not be a default but instead would limit our ability to pursue certain operational or financial transactions (e.g. acquisitions).

On February 4, 2014, we entered into (i) the First Amendment to the Credit Agreement dated as of February 4, 2014 (“Term Loan Amendment”), among the Company, Affinia, JP Morgan Chase Bank, NA, as administrative agent and the lenders party thereto and (ii) the First Amendment to the ABL Credit Agreement dated as of February 4, 2014 (“ABL Amendment”), among the Company, Affinia, certain subsidiaries party thereto, the lenders party thereto and Bank of America, N.A, as administrative agent. The Term Loan Amendment and the ABL Amendment are referred to herein collectively as the “Amendments.”

The Amendments, among other things, amend certain negative covenants to permit the sale of the Chassis group and to permit certain restricted payments and loans and advances to Holdings. The Term Loan Amendment also amends certain prepayment terms in connection with the Chassis sale.

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

Indenture

Senior Notes. On April 25, 2013, Affinia issued $250 million of Senior Notes as part of the refinancing. The Senior Notes accrue interest at the rate of 7.75% per annum, payable semi-annually on May 1 and November 1 of each year. The Senior Notes will mature on May 1, 2021. The terms of the Indenture provide that, among other things, the Senior Notes rank equally in right of payment to all of Affinia’s and all of the Company’s 100% owned current and future domestic subsidiaries (“Guarantors”) existing and future senior debt and senior in right of payment to all of Affinia’s and Guarantors’ existing and future subordinated debt. The Senior Notes are structurally subordinated to all of the liabilities and obligations of the Company’s subsidiaries that do not guarantee the Senior Notes. The Senior Notes are effectively junior in right of payment to all of Affinia’s and the Guarantors’ secured indebtedness, including the Term Loans and the ABL Revolver, to the extent of the value of the collateral securing such indebtedness. The outstanding balance of the Senior Notes at June 30, 2014 was $250 million.

Guarantees. The Guarantors guarantee Affinia’s obligations under the Notes on a senior unsecured basis.

Interest Rate. Interest on the Notes accrues at a rate of 7.75% per annum. Interest on the Notes is payable in cash semiannually in arrears on May 1 and November 1 of each year.

Other Covenants. The Indenture contains affirmative and negative covenants that, among other things, limit or restrict Affinia’s ability (as well as the Guarantors) to: incur additional debt; provide guarantees and issue mandatorily redeemable preferred stock; pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments including the prepayment of certain indebtedness; enter into agreements that restrict distributions from restricted subsidiaries; sell or otherwise dispose of assets, including capital stock of restricted subsidiaries; enter into transactions with affiliates; create or incur liens; and merge, consolidate or sell substantially all of its assets.

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

Term Loan Facility

On April 25, 2013, the Company entered into a credit facility (the “Term Loan Facility”) consisting of (i) a Term Loan B-1 in an aggregate principal amount of $200 million and (ii) a Term Loan B-2 in an aggregate principal amount of $470 million (collectively the “Term Loans”). The Term Loan B-1 was offered at a price of 99.75%, of its face value, resulting in approximately $199 million of net proceeds for the Term Loan B-1. Term Loan B-2 was offered at a price of 99.50%, of its face value, resulting in approximately $468 million of net proceeds for Term Loan B-2. The $1 million and $2 million original issue discount for Term Loan B-1 and Term Loan B-2, respectively, will be amortized based on the effective interest rate method and included in interest expense until the Term Loans mature. Term Loan B-1 amortizes in quarterly installments in an amount equal to 1.00% per annum, with the balance due on April 25, 2016. Term Loan B-2 amortizes in quarterly installments in an amount equal to 1.00% per annum, with the balance due on April 25, 2020. As of June 30, 2014, $176 million principal amount of Term Loan B-1 was outstanding, net of the $1 million issue discount which is being amortized until the Term Loan B-1 matures and $411 million principal amount of Term Loan B-2 was outstanding, net of the $2 million issue discount which is being amortized until the Term Loan B-2 matures.

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

Voluntary prepayment . The Company may voluntarily prepay outstanding Term Loans in whole or in part at any time without premium or penalty (other than a 1.00% premium payable until, in the case of Term Loan B-1, six months following April 25, 2013 and, in the case of Term Loan B-2, one year following April 25, 2013, on (i) the amount of loans prepaid or refinanced with proceeds of long-term bank debt financing or any other financing similar to such borrowings having a lower effective yield or (ii) the amount of loans the terms of which are amended to the same effect), subject to payment of customary breakage costs in the case of LIBOR rate loans. Optional prepayments of the Term Loans will be applied to the remaining installments thereof at the direction of the Company.

Interest rates. Outstanding borrowings under the Term Loan Facility accrue interest at an annual rate of interest equal to (i) a base rate plus the applicable spread or (ii) a LIBOR rate plus the applicable spread. The applicable margin for borrowings under Term Loan B-1 is 1.75% with respect to base rate borrowings and 2.75% with respect to LIBOR rate borrowings, and the applicable margin for borrowing under the Term Loan B-2 is 2.50% with respect to base rate borrowings and 3.50% with respect to LIBOR rate borrowings. The LIBOR rate is subject to a floor of 0.75% per annum with respect to Term Loan B-1 and 1.25% per annum with respect to Term Loan B-2. Overdue principal with respect to the Term Loans will bear interest at a rate 2.00% in excess of the otherwise applicable rate of interest and other overdue amounts with respect to the Term Loans will bear interest at a rate of 2.00% in excess of the rate applicable to base rate borrowings.

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

CASH FLOW INFORMATION

Operating Cash Flows

Net cash provided by operating activities is summarized in the table below for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
(Dollars in millions)	2014	2013
Net income	$34	$5
Change in trade accounts receivable	(29)	(37)
Change in inventories	(21)	(1)
Gain on the sale of Chassis group	(21)	—
Write-off of unamortized deferred financing costs	—	8
Loss on extinguishment of debt	—	15
Change in other current operating liabilities	33	33

Subtotal	(4)	23
Other changes in operating activities	10	3

Net cash provided by operating activities	$6	$26

Net income – Net income increased for the six months ended June 30, 2014 compared to the six months ended June 20, 2013 driven by higher sales in 2014 and expenses associated with the debt refinancing in 2013, as well as the gain on the sale of the Chassis group in the second quarter of 2014.

Change in trade accounts receivable – The change in trade accounts receivable was a $29 million and $37 million use of cash in the first six months of 2014 and 2013, respectively. The change in accounts receivable is due to timing of payments.

Change in inventories – The change in inventories was a $21 million and $1 million use of cash in the first six months of 2014 and 2013, respectively. The change in inventories is primarily due to higher inventory balances to support sales growth in 2014.

Gain on the sale of the Chassis group – For the six months ended June 30, 2014, the results include a $21 million pre-tax gain on the sale of the Chassis group, which was completed on May 1, 2014.

Write-off of unamortized deferred financing costs – We recorded a write-off of $8 million to interest expense in the six months ended June 30, 2013 for unamortized deferred financing costs associated with the refinancing of our debt.

Loss on extinguishment of debt – During the six months ended June 30, 2013, we refinanced our debt structure and as a result incurred a loss due to early retirement of Secured Notes.

Investing Cash Flows

Net cash used in investing activities is summarized in the table below for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
(Dollars in millions)	2014	2013
Proceeds from sale of Chassis group	$140	$—
Additions to property, plant and equipment	(11)	$(10)
Proceeds from sale of equity method investment	4	—

Net cash used in investing activities	$133	$(10)

Financing Cash Flows

Net cash provided by financing activities is summarized in the table below for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
(Dollars in millions)	2014	2013
Payments of other debt	$(9)	$—
Repayment on Secured Notes	—	(195)
Repayment on Subordinated Notes	—	(367)
Proceeds from Senior Notes	—	250
Repayment on Term Loans	(78)	—
Proceeds from Term Loans	—	667
Distribution to our shareholder	(45)	(351)
Payment of deferred financing costs	—	(15)

Net cash used in financing activities	$(132)	$(11)

During the six months ended June 30, 2014, the Company paid down $78 million of outstanding debt under the Term Loan Facility and $9 million of debt in Poland. We made a distribution of $45 million to Holdings which Holdings used to partially pay down its outstanding third-party debt.

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

Except as set forth in Note 9 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies” there were no material changes in our commitments under contractual obligations, as disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2013. Our principal commitments consist of obligations under debt obligations at maturity, under operating lease agreements, and under purchase commitments for property, plant, and equipment.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interests entities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the information concerning the Company’s exposures to market risk as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Refer to Note 6 to the Condensed Consolidated Financial Statements, “Derivatives” for information with respect to foreign currency risk, interest rate risk and commodity price risk. The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates.

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

See Note 14 to the Condensed Consolidated Financial Statements, “Venezuela Operations” for a discussion regarding the currency devaluation recorded in the first quarter of 2014.

Our foreign currency exchange rate risk management efforts primarily focus upon operationally managing the net amount of non-functional currency denominated monetary assets and liabilities. In addition, we routinely execute short-term currency exchange rate forward contracts intended to mitigate the earnings impact related to the re-measurement process. At June 30, 2014, we had currency exchange rate derivatives with an aggregate notional value of $92 million.

Interest rate risk

We are exposed to the risk of rising interest rates to the extent that we fund operations with short-term or variable-rate borrowings. At June 30, 2014, the Company’s $850 million of aggregate debt outstanding consisted of $600 million of floating-rate debt and $250 million of fixed-rate debt.

Pursuant to our written interest rate risk management policy we actively monitor and manage our fixed versus floating rate debt composition within a specified range. At quarter-end, fixed rate debt comprised approximately 30% of our total debt. Based on the amount of floating-rate debt outstanding at June 30, 2014, a 1% rise in interest rates would result in approximately $6 million in incremental interest expense.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the quarter ended June 30, 2014.

During the quarter ended June 30, 2014, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For further information regarding legal proceedings, see Note 11 to the Condensed Consolidated Financial Statements, “Legal Proceedings” which information is incorporated into this Part II, Item 1 by reference.

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

ITEM 6.	EXHIBITS

(a) Exhibits

2.1	Side Letter, dated April 29, 2014, amending the Asset Purchase Agreement, dated as of January 21, 2014, by and between Affinia Group Inc. and Federal-Mogul Chassis LLC, formerly known as VSC Quest Acquisition LLC, incorporated herein by reference from Exhibit 2.1 on Form 8-K of Affinia Group Intermediate Holdings Inc. filed May 5, 2014.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350(b), and Rule 13a-14(b) of the Securities Exchange Act of 1934.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Defination Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFINIA GROUP INTERMEDIATE HOLDINGS INC.

By:	/s/ Keith A. Wilson, Jr
Keith A. Wilson, Jr.
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Steven P. Klueg
Steven P. Klueg Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 8, 2014