Form 10-Q
period 2014-09-30
Affinia Group Intermediate Holdings Inc.
filed 2014-11-13
CIK 1328655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2014.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 1,000 shares outstanding of the registrant’s common stock as of November 13, 2014 (all of which are privately owned and not traded on a public market).

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and other important factors include, among others, domestic and global economic conditions and the resulting impact on the availability and cost of credit; financial viability of key customers and key suppliers; our dependence on our largest customers; increased crude oil and gasoline prices and resulting reductions in global demand for the use of automobiles; the shift in demand from premium to economy products; pricing and pressures from imports; increasing costs for manufactured components, raw materials and energy; the expansion of return policies or the extension of payment terms; risks associated with our non-U.S. operations; risks related to our receivables factoring arrangements; product liability and warranty and recall claims brought against us; reduced inventory levels by our distributors resulting from consolidation and increased efficiency; environmental and automotive safety regulations; the availability of raw materials, manufactured components or equipment from our suppliers; challenges to our intellectual property portfolio; our ability to develop improved products; the introduction of improved products and services that extend replacement cycles or otherwise reduce demand for our products; our ability to achieve cost savings from our restructuring plans; our ability to successfully effect dispositions of existing lines of business; our ability to successfully combine our operations with any businesses we have acquired or may acquire; risk of impairment charges to our long-lived assets; risk of impairment to intangibles and goodwill; the risk of business disruptions related to a variety of events or conditions including natural and man-made disasters; risks associated with foreign exchange rate fluctuations; risks associated with our expansion into new markets; the impact on our tax rate resulting from the mix of our profits and losses in various jurisdictions; reductions in the value of our deferred tax assets; difficulties in developing, maintaining or upgrading information technology systems; risks associated with doing business in corrupting environments; and our substantial leverage and limitations on flexibility in operating our business contained in our debt agreements. Additionally, there may be other factors that could cause our actual results to differ materially from the forward-looking statements. Our forward-looking statements apply only as of the date of this report or as of the date they were made. We undertake no obligation to update or revise forward-looking statements to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Affinia Group Intermediate Holdings Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Net sales	$364	$351	$1,060	$1,023
Cost of sales	(274)	(269)	(800)	(784)

Gross profit	90	82	260	239
Selling, general and administrative expenses	(48)	(51)	(150)	(142)

Operating profit	42	31	110	97
Loss on extinguishment of debt	—	—	—	(15)
Other income and expense, net	—	(1)	(10)	(3)
Interest expense	(15)	(15)	(45)	(58)

Income from continuing operations before income tax provision, equity in income (loss), net of tax and noncontrolling interest	27	15	55	21
Income tax provision	(10)	(8)	(26)	(12)
Equity in income (loss), net of tax	—	(2)	—	(2)

Net income from continuing operations	17	5	29	7
Income from discontinued operations, net of tax	6	4	28	7

Net income	23	9	57	14
Less: net income attributable to noncontrolling interest, net of tax	—	—	—	—

Net income attributable to the Company	$23	$9	$57	$14

See accompanying notes to the condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Net income	$23	$9	$57	$14
Other comprehensive income (loss), net of tax:
Change in fair value of interest rate swap	1	(1)	(4)	5
Change in foreign currency translation adjustments	(20)	2	(13)	(15)

Total other comprehensive (loss) income	(19)	1	(17)	(10)

Total comprehensive income	4	10	40	4
Less: comprehensive income attributable to noncontrolling interest, net of tax	—	—	—	—

Comprehensive income attributable to the Company	$4	$10	$40	$4

See accompanying notes to the condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in millions)	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$58	$101
Trade accounts receivable, less allowances of $4 million at September 30, 2014 and $2 million at December 31, 2013	171	141
Inventories, net	230	221
Current deferred taxes	32	39
Prepaid taxes	29	29
Other current assets	37	32
Current assets of discontinued operations	—	141

Total current assets	557	704
Property, plant, and equipment, net	121	123
Goodwill	3	3
Other intangible assets, net	55	60
Deferred financing costs	15	18
Deferred income taxes	108	80
Investments and other assets	18	21

Total assets	$877	$1,009

Liabilities and shareholder’s equity (deficit)
Current liabilities:
Accounts payable	$141	$121
Notes payable	13	23
Current maturities of long-term debt	—	7
Other accrued expenses	92	78
Accrued payroll and employee benefits	23	19
Current liabilities of discontinued operations	—	31

Total current liabilities	269	279
Long-term debt	807	907
Deferred employee benefits and other noncurrent liabilities	21	24

Total liabilities	1,097	1,210

Contingencies and commitments
Shareholder’s equity:
Common stock, $.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	454	456
Accumulated deficit	(638)	(638)
Accumulated other comprehensive loss	(37)	(20)

Total shareholder’s deficit of the Company	(221)	(202)
Noncontrolling interest in consolidated subsidiaries	1	1

Total shareholder’s deficit	(220)	(201)

Total liabilities and shareholder’s equity (deficit)	$877	$1,009

See accompanying notes to the condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(Dollars in millions)	2014	2013
Operating activities
Net income	$57	$14
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15	17
Currency devaluation	7	2
Gain on the sale of Chassis group	(32)	—
Stock-based compensation	—	1
Loss on extinguishment of debt	—	15
Write-off of unamortized deferred financing costs	1	8
Write-off of original issue discount on Subordinated Notes	—	1
Provision for deferred income taxes	(29)	9
Change in trade accounts receivable	(58)	(24)
Change in inventories	(19)	(6)
Change in other current operating assets	3	(33)
Change in other current operating liabilities	54	51
Change in other	5	14

Net cash provided by operating activities	4	69
Investing activities
Proceeds from the sale of Chassis group	149	—
Proceeds from the sale of an equity method investment	4	—
Investment in companies, net cash acquired	—	(1)
Additions to property, plant and equipment	(18)	(18)

Net cash provided by (used in) investing activities	135	(19)
Financing activities
Net decrease in other short-term debt	—	(1)
Payment of deferred financing costs	—	(15)
Repayments of other debt	(10)	—
Repayments of Secured Notes	—	(195)
Repayments of Subordinated Notes	—	(367)
Repayment of Term Loans	(109)	(1)
Proceeds from Senior Notes	—	250
Proceeds from Term Loans	—	667
Distribution to our shareholders	(57)	(352)

Net cash used in financing activities	(176)	(14)
Effect of exchange rates on cash	(6)	(1)
(Decrease) increase in cash and cash equivalents	(43)	35
Cash and cash equivalents at beginning of the period	101	51

Cash and cash equivalents at end of the period	$58	$86

See accompanying notes to the condensed consolidated financial statements.

Affinia Group Intermediate Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1. DESCRIPTION OF BUSINESS

Affinia Group Intermediate Holdings Inc. (the “Company”), headquartered in Gastonia, North Carolina, is an innovative global leader in the design, manufacture, distribution and marketing of industrial grade filtration products and services and replacement products in South America. The Company’s broad range of filtration and other products are sold in North America, Europe, South America, Asia and Africa. The Company’s brands include WIX®, FiltronTM, Nakata® and ecoLAST®. Additionally, the Company provides private label products for certain customers, including NAPA®

The Company is wholly-owned by Affinia Group Holdings Inc. (“Holdings”), a company controlled by affiliates of The Cypress Group, L.L.C. (“Cypress”).

As discussed further in Note 5 to the Condensed Consolidated Financial Statements, “Discontinued Operation—Chassis”, in the fourth quarter of 2013, management committed to a plan to sell its global chassis business (the “Chassis group”) to F-M Chassis, an affiliate of Federal-Mogul Corporation. Accordingly, the results of the Chassis group have been included as a component of discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented. The sale of the Chassis group was completed on May 1, 2014.

The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. In these Notes to the Condensed Consolidated Financial Statements, the terms the “Company,” “we,” “our” and “us” refer to Affinia Group Intermediate Holdings Inc. and its direct and indirect subsidiaries on a consolidated basis.

2. BASIS OF PRESENTATION

These Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these Condensed Consolidated Financial Statements do not include all information and notes required by GAAP in the U.S. for annual financial statements. Because the interim Condensed Consolidated Financial Statements and Notes do not include all information and notes required by GAAP in the U.S. for annual financial statements, the Condensed Consolidated Financial Statements and other information included in this quarterly report should be read in conjunction with the Consolidated Financial Statements and Notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

These Condensed Consolidated Financial Statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to fairly present the financial position and results of operations. Amounts reported in the interim Condensed Consolidated Statement of Operations and the interim Condensed Consolidated Statements of Comprehensive Income (Loss) are not necessarily indicative of amounts expected for the respective annual periods.

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

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830)—Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU No. 2013-05 resolves the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. ASU 2013-5 is effective prospectively for the first annual period beginning after December 15, 2013. The adoption of this standard did not have any current impact on the results of operations, cash flows or financial position.

4. SEGMENT INFORMATION

The Company has two operating segments, Filtration and Affinia South America (“ASA”), which are considered reportable segments under ASC 280 “Segment Reporting.” Operating segments are determined based on information used by the chief operating decision maker (“CODM”) in deciding how to allocate resources and evaluate the performance of our businesses. Management evaluates the performance of its operating segments based primarily on revenue growth and operating profit. Although not considered an operating segment, corporate, eliminations and other includes corporate costs, interest expense and other amounts not allocated to the operating segments.

The Filtration segment is the Company’s largest business unit, having contributed approximately 70% of global revenues during the three and nine months ended September 30, 2014. Our Filtration products fit medium and heavy duty trucks, light vehicles, equipment in the off-highway market (i.e. residential and non-residential construction, mining, forestry and agricultural) and equipment for industrial and marine applications. The Filtration segment’s products include oil, air, fuel, cabin air, coolant, hydraulic and other filters for many types of vehicles and machinery. The products are sold under well-known brands, such as WIX® and Filtron, and private label brands including NAPA®.

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

The following table presents financial information for each of our reportable segments, as well as for corporate, eliminations and other, and on a consolidated basis:

	Three Months Ended September 30, 2014				Three Months Ended September 30, 2013
			Corporate,				Corporate,
			Eliminations &				Eliminations &
(Dollars in millions)	Filtration	ASA	Other	Consolidated	Filtration	ASA	Other	Consolidated
Net Sales	$248	$116	$—	$364	$234	$117	$—	$351
Operating Profit	43	9	(10)	42	35	9	(13)	31

	Nine Months Ended September 30, 2014				Nine Months Ended September 30, 2013
			Corporate,				Corporate,
			Eliminations &				Eliminations &
(Dollars in millions)	Filtration	ASA	Other	Consolidated	Filtration	ASA	Other	Consolidated
Net Sales	$732	$328	$—	$1,060	$678	$345	$—	$1,023
Operating Profit	117	26	(33)	110	104	25	(32)	97

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

Upon the closing of this transaction in May 2014, Affinia received cash proceeds of $140 million, which represented the agreed upon selling price of $150 million less a holdback of consideration of $10 million until completion of certain post-closing performance obligations. In September 2014, the post-closing performance obligations were completed and the Company received $9 million of cash proceeds with the remaining $1 million allocated to a post-closing purchase price adjustment. There are no additional material obligations of either party associated with this transaction.

The sale of the Chassis group resulted in a pre-tax gain of $32 million, of which $21 million was recorded in the second quarter of 2014 and $11 million was recorded in the third quarter of 2014. These amounts are reflected in the Condensed Consolidated Statements of Operations within Income from discontinued operations, net of tax. The Company released an $18 million capital loss valuation allowance as a result of the sale, the tax benefit of which offset the tax expense incurred by the gain on the sale. This resulted in a tax expense of $6 million on the transaction.

In addition to the gain on the sale discussed above, the following table shows the Chassis group’s net sales, income before tax provision, income tax provision and net income that are included within Income from discontinued operations, net of tax on the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Net sales	$—	$50	$64	$147
Income before income tax provision	—	5	5	12
Income tax provision	—	1	2	4

Net income	$—	$4	$3	$8

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

Currency Forward Contract Derivatives

Our currency forward contracts are valued using then-current spot and forward market data as provided by external financial institutions. We enter into currency forward contracts with banking institutions of only the highest tiered credit ratings and thus the counterparty credit risk associated with these contracts is not considered significant.

We enter into short-term currency forward contracts which are intended to offset the currency exchange gain (loss) related to the re-measurement process and are not designated as hedges of specific monetary asset balances subject to currency risks. Therefore, any changes in the fair value of these short-term currency forward contracts are recognized in earnings each accounting period. The aggregate notional amounts of outstanding short-term currency forward contracts were $43 million and $86 million as of September 30, 2014 and December 31, 2013, respectively. During the three months and nine months ended September 30, 2014, we recorded losses of less than $1 million and $1 million, respectively, associated with short-term currency forward contracts. During the three and nine months ended September 30, 2013, we recorded gains of less than $1 million and losses of less than $1 million, respectively, associated with short-term currency forward contracts.

Additionally, beginning in the third quarter of 2014, we entered into currency forward contracts which are intended to offset against foreign exchange risk for certain forecasted gross receivable and payable balances. These currency forward contracts are considered highly effective based on critical terms matching and the result of de minimis testing. Therefore, the gains or losses of these hedges are deferred as a component of “Accumulated Other Comprehensive Income (Loss)” (“AOCI”) and reclassified into net income in the same period during which the hedged transaction affects net income. The aggregate notional amounts of outstanding currency forward contracts were $38 million as of September 30, 2014. There were no gains or losses recorded for these currency forward contracts in the three and nine months ended September 30, 2014.

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

Changes in the fair value of derivatives designated as cash flow hedges are recorded as a component of other comprehensive income (loss), to the extent such cash flow hedges are effective. Amounts are reclassified from other comprehensive income (loss) to earnings when the underlying hedged items are recognized, during the period that a hedge transaction is terminated, or whenever a portion of the hedge transaction results are deemed ineffective. We reclassified less than $1 million and $2 million from other comprehensive income (loss) into interest expense during the three and nine months ended September 30, 2014, respectively. There were no amounts reclassified from other comprehensive income (loss) into interest expense during the three or nine months ended September 30, 2013. There have been no gains or losses reclassified from other comprehensive income (loss) into earnings due to hedge ineffectiveness related to any of the Company’s interest rate swap transactions, nor were there gains or losses reclassified to income due to early termination of designated cash-flow hedge transactions during the three and nine months ended September 30, 2014 or 2013.

As of September 30, 2014 and December 31, 2013, the notional amount and fair value of outstanding interest rate swaps outstanding are and were as follows:

(Dollars in millions)	Notional Amount	Fair Value
As of September 30, 2014	$300	$5
As of December 31, 2013	$300	$11

7. DEBT

Our debt consists of notes that are publicly traded, an asset-based revolving credit facility (“ABL Revolver”), term loan facilities consisting of Term Loan B-1 and Term Loan B-2 and other short-term borrowings. The fair value framework requires the categorization of our debt into three levels based upon the assumptions (inputs) used to determine fair value. The fair value of debt and the categorization of the hierarchy level of fair value, net of discount, are and were as follows:

Fair Value of Debt at September 30, 2014

(Dollars in millions)	Book Value of Debt	Fair Value Factor	Fair Value of Debt
Senior notes, due May 2021(1)	$250	103.25%	$258
Term Loan B-1, due April 2026(1)	175	98.56%	173
Term Loan B-2, due April 2020(1)	382	98.19%	375
ABL Revolver, due April 2018(2)	—	100%	—
Other debt(2)	13	100%	13

Total fair value of debt at September 30, 2014			$819

Fair Value of Debt at December 31, 2013

(Dollars in millions)	Book Value of Debt	Fair Value Factor	Fair Value of Debt
Senior notes, due May 2021(1)	$250	96.06%	$240
Term Loan B-1, due April 2026(1)	199	100.63%	200
Term Loan B-2, due April 2020(1)	465	101.38%	471
ABL revolver, due April 2018(2)	—	100%	—
Other debt(2)	23	100%	23

Total fair value of debt at December 31, 2013			$934

(1)	The fair value assigned to the Company’s long-term debt reflects financial model estimates generated from a third-party provider based on observable inputs related to market prices of comparable debt instruments and represents a Level 2 approximation within the fair value categorization framework.
(2)	The carrying value of fixed rate short-term debt approximates fair value because of the short term nature of these instruments. The carrying value of the Company’s current floating rate debt instruments approximates fair value because of the variable interest rates pertaining to those instruments. The fair value of debt is categorized within Level 2 of the hierarchy.

A financial covenant exists under the ABL Revolver that would be triggered if excess availability under the ABL Revolver is less than the greater of 10% of the total borrowing base and $10 million. If the covenant trigger were to occur, we would be required to satisfy and maintain a fixed charge coverage ratio of at least 1.00x, measured for the last twelve-month period. As of September 30, 2014, none of the covenant triggers had occurred. The impact of falling below the fixed charge coverage ratio would not be a default but would trigger the imposition of restrictions on our ability to pursue certain operational or financial transactions (e.g. asset dispositions, dividends and acquisitions).

As discussed further in Note 5 to the Condensed Consolidated Financial Statements, “Discontinued Operations—Chassis”, on May 1, 2014, Affinia closed the sale of the Chassis group. In conjunction with the closing of the sale, cash proceeds of $149 million were received. With the proceeds and cash from operations, the Company paid down $24 million of Term Loan B-1 and $85 million of Term Loan B-2. Additionally, the Company made a $57 million distribution to Holdings. Holdings used all of the distribution to partially repay the note issued by Holdings to Dana Corporation (“Dana”) as part of the financing in connection with our acquisition in 2004 of substantially all of the aftermarket business operations of Dana (the “Seller Note.”) As of September 30, 2014, the Seller Note balance was $28 million.

On April 25, 2013, we refinanced our existing notes and credit facilities and made a distribution to Holdings, our sole stockholder. The refinancing consisted of the issuance of $250 million aggregate principal amount 7.75% Senior Notes due May 1, 2021, a $200 million term loan due April 25, 2016, a $470 million term loan due April 25, 2020, the proceeds of which we used, together with $31 million of cash on hand, to redeem our 10.75% Senior Secured Notes due 2016, redeem our 9% Senior Subordinated Notes due 2014, pay fees and expenses in connection with the refinancing transaction and make a $350 million distribution to Holdings. Holdings used the distribution to redeem its preferred shares, repay $61 million of the Seller Note and make a distribution of $133 million to Holdings’ stockholders.

The sources and uses of proceeds of the 2013 refinancing consisted of the following:

(Dollars in millions)	Sources			Uses
Term Loan B-1(1)	$199	Redeemed Secured Notes		$180
Term Loan B-2(1)	468	Redeemed Subordinated Notes		367
Senior Notes	250	Distribution to Shareholder:
Cash on hand	31	Redeemed Holdings’ Preferred Shares(2)	156
		Repaid Holdings’ Seller Note(2)	61
		Distribution to Holdings’ Stockholders(2)	133

		Total distribution to Shareholder(2)		350
		Interest payments on Secured and Subordinated Notes		21
		Call premium on Secured Notes		15
		Deferred financing costs(3)		15

	$948			$948

(1)	Less original issue discount of $2 million for Term Loan B-2 and $1 million for Term Loan B-1.
(2)	A distribution to Holdings, our sole stockholder, of $350 million was used for redemption of preferred shares, payment of debt and a distribution to its stockholders.
(3)	The deferred financing costs paid on the date of the refinancing were $13 million and $2 million was subsequently paid in the remainder of the second quarter of 2013.

As the refinancing was treated as an extinguishment of debt under ASC 470, “Debt”, we recorded a $15 million loss in connection with the refinancing arrangement. Additionally, we recorded a write-off of $5 million for unamortized deferred financing costs associated with the redemption of our Secured Notes and Subordinated Notes, as well as a write-off of $3 million for the replacement of our existing ABL Revolver with a new ABL Revolver. These charges were recorded within Interest Expense in the Condensed Consolidated Statements of Operations.

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

(Dollars in millions)	At September 30, 2014	At December 31, 2013
Raw materials	$64	$67
Work-in-process	14	17
Finished goods	152	137

	$230	$221

9. COMMITMENTS AND CONTINGENCIES

At September 30, 2014, the Company had purchase commitments for property, plant and equipment of approximately $4 million.

A reconciliation of the changes in our return reserves, which is included in “Other accrued expenses” in the Condensed Consolidated Balance Sheets, is presented in the following table. The table below excludes amounts associated with the Chassis group.

	Nine Months Ended September 30,
(Dollars in millions)	2014	2013
Beginning balance	$6	$5
Amounts charged to revenue	5	5
Returns processed	(6)	(5)

Ending balance	$5	$5

The Company is continuing a review of certain allegations that have arisen in connection with business operations involving our subsidiaries in Poland and Ukraine. The allegations raise issues involving potential improper payments in connection with governmental approvals, permits, or other regulatory areas and possible conflicts of interest. The review is being supervised by the Audit Committee of our Board of Directors and is being conducted with the assistance of outside professionals. The review is ongoing and no determination may yet be made as to whether, in connection with the circumstances surrounding the review, we may become subject to any fines, penalties and/or other charges imposed by any governmental authority, or any other damages or costs that may arise in connection with those circumstances. We voluntarily self-reported on these matters to the U.S. Department of Justice and the U.S. Securities and Exchange Commission and intend to fully cooperate with these agencies in their review.

10. INCOME TAXES

The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $8 million as of both September 30, 2014 and December 31, 2013. The Company recognizes interest related to unrecognized tax benefits in interest expense and recognizes penalties as part of the income tax provision. As of September 30, 2014, the Company’s accrual for interest and penalties was $2 million. We are subject to taxation in the U.S. and various state and foreign jurisdictions. For jurisdictions in which we transact significant business, tax years ended December 31, 2004 and later remain subject to examination by tax authorities. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

The effective tax rate was 37% for the three months ended September 30, 2014 compared to 53% for the three months ended September 30, 2013. The decrease in the effective tax rate was attributable to a decrease in income earned in jurisdictions with higher income tax rates. The effective tax rate was 47% for the nine months ended September 30, 2014 compared to 57% for the nine months ended September 30, 2013. The decrease in the effective tax rate was attributable to a decrease in income earned in jurisdictions with higher income tax rates. Additionally, in the first quarter of 2014, the Company recorded a currency devaluation of $7 million for the Venezuelan operations. This was a non-deductible item for income tax purposes.

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

The Company has various accruals for civil liability, including product liability, and other costs. If there is a range of equally probable outcomes, we accrue at the lower end of the range. The Company had $2 million and $13 million accrued as of September 30, 2014 and December 31, 2013, respectively. These amounts are reflected in “Other accrued expenses” within the Condensed Consolidated Balance Sheets. The decrease in the amount accrued is due to a payment of $11 million made during the first quarter of 2014 in full settlement of the Neovia Logistics Services (U.K.) Limited claim. The Company had accrued $11 million during 2013 associated with this claim. There are no recoveries expected from third parties associated with outstanding or settled claims.

In addition, we have various other claims that are reasonably possible of occurrence for which our aggregate maximum exposure to loss is estimated at $14 million. There are currently no reserves associated with these claims.

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

	Nine Months Ended September 30,
(Dollars in millions)	2014	2013
Gross accounts receivable factored	$353	$402
Expenses associated with factoring of receivables	3	3

Accounts receivable factored by Affinia are accounted for as a sale and removed from the balance sheet at the time of factoring, with the cost associated with the factoring program presented in “Other income and expense, net” in the Condensed Consolidated Statement of Operations.

13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, for the three and nine months ended September 30, 2014:

(Dollars in millions)	Pension adjustments	Foreign currency translation adjustment	Interest Rate Swap	Total AOCI
Balance at July 1, 2014	$(1)	$(19)	$2	$(18)
Other comprehensive income (loss) before reclassifications, net of tax	—	(20)	—	(20)
Amounts reclassified from accumulated other comprehensive income	—	—	1	1

Net current period other comprehensive income	—	(20)	1	(19)

Balance at September 30, 2014	$(1)	$(39)	$3	$(37)

(Dollars in millions)	Pension adjustments	Foreign currency translation adjustment	Interest Rate Swap	Total AOCI
Balance at January 1, 2014	$(1)	$(26)	$7	$(20)
Other comprehensive income (loss) before reclassifications, net of tax	—	(13)	(5)	(18)
Amounts reclassified from accumulated other comprehensive income	—	—	1	1

Net current period other comprehensive income	—	(13)	(4)	(17)

Balance at September 30, 2014	$(1)	$(39)	$3	$(37)

Changes in AOCI income (loss) by component, net of tax, for the three and nine months ended September 30, 2013:

(Dollars in millions)	Pension adjustments	Foreign currency translation adjustment	Interest Rate Swap	Total AOCI
Balance at July 1, 2013	$(2)	$(24)	$6	$(20)
Other comprehensive income (loss) before reclassifications, net of tax	—	2	(2)	—
Amounts reclassified from accumulated other comprehensive income	—	—	1	1

Net current period other comprehensive income	—	2	(1)	1

Balance at September 30, 2013	$(2)	$(22)	$5	$(19)

(Dollars in millions)	Pension adjustments	Foreign currency translation adjustment	Interest Rate Swap	Total AOCI
Balance at January 1, 2013	$(2)	$(7)	$—	$(9)
Other comprehensive income (loss) before reclassifications, net of tax	—	(15)	4	(11)
Amounts reclassified from accumulated other comprehensive income	—	—	1	1

Net current period other comprehensive income	—	(15)	5	(10)

Balance at September 30, 2013	$(2)	$(22)	$5	$(19)

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

In the third quarter of 2014, our Venezuelan subsidiaries represented approximately 5% of the Company’s consolidated net sales and the Venezuelan subsidiaries have total assets and liabilities of less than 5% of the Company’s total consolidated assets and liabilities at September 30, 2014.

Management will continue to monitor the environment in Venezuela to determine whether further devaluation charges are required. At this time, management does not believe that the foreign exchange limitations or restrictions will have a material impact on our liquidity, cash flows or debt covenants.

15. RESTRUCTURING OF OPERATIONS

The restructuring charges consist of employee termination costs and other exit costs and impairment costs. Severance costs are being accounted for in accordance with ASC Topic 420, “Exit or Disposal Cost Obligations” and ASC Topic 712, “Compensation—Nonretirement Postemployment Benefits.” On October 15, 2013, we announced that Affinia would relocate its Ann Arbor, Michigan corporate headquarters to Gastonia, North Carolina, which is the location of the Filtration segment. We recorded an accrual of $5 million as of December 31, 2013 related to the relocation. The transition to the new corporate headquarters was substantially completed by the end of the second quarter of 2014. The following summarizes the restructuring charges and activity for the Company for the nine months ended September 30, 2014:

(Dollars in millions)	Total
Balance at December 31, 2013	$5
Charges to expense:
Employee termination benefits	5
Reductions to liability:
Cash payments	(8)

Balance at September 30, 2014	$2

16. FINANCIAL INFORMATION FOR GUARANTORS AND NON-GUARANTORS

Affinia Group Holdings Inc. (presented as Parent in the following schedules), through its 100% owned subsidiary, Affinia Group Intermediate Holdings Inc. (presented as Issuer in the following schedules), issued $250 million of Senior Notes on April 25, 2013. As of September 30, 2014, there were $250 million of Senior Notes outstanding. The notes were offered only to qualified institutional buyers and certain persons in offshore transactions.

The Senior Notes are fully, irrevocably, unconditionally and jointly and severally guaranteed on a senior unsecured basis by the Company’s current and future domestic subsidiaries (the “Guarantors”). The Senior Notes are general obligations of the Issuer and guaranteed by the Parent and the Guarantors.

The following unaudited information presents Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2014 and 2013, Condensed Consolidating Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, Condensed Consolidating Balance Sheets as of September 30, 2014 and December 31, 2013 and Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 of (i) the Parent, (ii) the Issuer, (iii) the Guarantors, (iv) the Non-Guarantors, and (v) eliminations to arrive at the information for the Company on a consolidated basis.

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statements of Operations

For the Three Months Ended September 30, 2014

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$171	$233	$(40)	$364
Cost of sales	—	—	(133)	(181)	40	(274)

Gross profit	—	—	38	52	—	90
Selling, general and administrative expenses	—	(8)	(17)	(23)	—	(48)

Operating (loss) profit	—	(8)	21	29	—	42
Other income and expense, net	—	—	—	—	—	—
Interest expense	—	(15)	—	—	—	(15)

(Loss) income from continuing operations before income tax provision, equity in income (loss), net of tax and noncontrolling interest	—	(23)	21	29	—	27
Income tax provision	—	(5)	—	(5)	—	(10)
Equity in income (loss), net of tax	23	51	24	—	(98)	—

Net income (loss) from continuing operations	23	23	45	24	(98)	17
Income from discontinued operations, net of tax	—	—	6	—	—	6

Net income (loss)	23	23	51	24	(98)	23
Less: net income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—

Net income (loss) attributable to the Company	$23	$23	$51	$24	$(98)	$23

Guarantor Condensed

Consolidating Statements of Comprehensive Income (Loss)

For the Three Months Ended September 30, 2014

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Net income (loss)	$23	$23	$51	$24	$(98)	$23
Other comprehensive income (loss), net of tax:
Change in fair value of interest rate swap	1	1	—	—	(1)	1
Change in foreign currency translation adjustments	(20)	(20)	—	(20)	40	(20)

Total other comprehensive (loss) income	(19)	(19)	—	(20)	39	(19)

Total comprehensive income (loss)	4	4	51	4	(59)	4
Less: comprehensive income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—

Comprehensive income (loss) attributable to the Company	$4	$4	$51	$4	$(59)	$4

Guarantor Condensed

Consolidating Statements of Operations

For the Nine Months Ended September 30, 2014

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$518	$663	$(121)	$1,060
Cost of sales	—	—	(407)	(514)	121	(800)

Gross profit	—	—	111	149	—	260
Selling, general and administrative expenses	—	(30)	(51)	(69)	—	(150)

Operating (loss) profit	—	(30)	60	80	—	110
Other income and expense, net	—	(2)	(1)	(7)	—	(10)
Interest expense	—	(44)	—	(1)	—	(45)

(Loss) income from continuing operations before income tax provision, equity in income (loss), net of tax and noncontrolling interest	—	(76)	59	72	—	55
Income tax provision	—	(8)	—	(18)	—	(26)
Equity in income (loss), net of tax	57	141	57	—	(255)	—

Net income (loss) from continuing operations	57	57	116	54	(255)	29
Income from discontinued operations, net of tax	—	—	25	3	—	28

Net income (loss)	57	57	141	57	(255)	57
Less: net income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—

Net income (loss) attributable to the Company	$57	$57	$141	$57	$(255)	$57

Guarantor Condensed

Consolidating Statements of Comprehensive Income (Loss)

For the Nine Months Ended September 30, 2014

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Net income (loss)	$57	$57	$141	$57	$(255)	$57
Other comprehensive (loss) income, net of tax:
Change in fair value of interest rate swap	(4)	(4)	—	—	4	(4)
Change in foreign currency translation adjustments	(13)	(13)	—	(13)	26	(13)

Total other comprehensive (loss) income	(17)	(17)	—	(13)	30	(17)

Total comprehensive income (loss)	40	40	141	44	(225)	40
Less: comprehensive income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—

Comprehensive income (loss) attributable to the Company	$40	$40	$141	$44	$(225)	$40

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statements of Operations

For the Three Months Ended September 30, 2013

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$156	$235	$(40)	$351
Cost of sales	—	—	(128)	(181)	40	(269)

Gross profit	—	—	28	54	—	82
Selling, general and administrative expenses	—	(16)	(11)	(24)	—	(51)

Operating (loss) profit	—	(16)	17	30	—	31
Other income and expense, net	—	(1)	—	—	—	(1)
Interest expense	—	(15)	—	—	—	(15)

(Loss) income from continuing operations before income tax provision, equity in income (loss), net of tax and noncontrolling interest	—	(32)	17	30	—	15
Income tax provision	—	(2)	(2)	(4)	—	(8)
Equity in income (loss), net of tax	9	43	24	(2)	(76)	(2)

Net income (loss) from continuing operations	9	9	39	24	(76)	5
Income from discontinued operations, net of tax	—	—	4	—	—	4

Net income (loss)	9	9	43	24	(76)	9
Less: net income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—

Net income (loss) attributable to the Company	$9	$9	$43	$24	$(76)	$9

Guarantor Condensed

Consolidating Statements of Comprehensive Income (Loss)

For the Three Months Ended September 30, 2013

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Net income (loss)	$9	$9	$43	$24	$(76)	$9
Other comprehensive (loss) income, net of tax:
Change in fair value of interest rate swap	(1)	(1)	—	—	1	(1)
Change in foreign currency translation adjustments	2	2	—	2	(4)	2

Total other comprehensive loss	1	1	—	2	(3)	1

Total comprehensive income (loss)	10	10	43	26	(79)	10
Less: comprehensive income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—

Comprehensive income (loss) attributable to the Company	$10	$10	$43	$26	$(79)	$10

Guarantor Condensed

Consolidating Statements of Operations

For the Nine Months Ended September 30, 2013

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$477	$653	$(107)	$1,023
Cost of sales	—	—	(382)	(509)	107	(784)

Gross profit	—	—	95	144	—	239
Selling, general and administrative expenses	—	(28)	(47)	(67)	—	(142)

Operating (loss) profit	—	(28)	48	77	—	97
Loss on extinguishment of debt	—	(15)	—	—	—	(15)
Other income and expense, net	—	(1)	(1)	(1)	—	(3)
Interest expense	—	(57)	—	(1)	—	(58)

(Loss) income from continuing operations before income tax provision, equity in income, net of tax and noncontrolling interest	—	(101)	47	75	—	21
Income tax provision	—	—	2	(14)	—	(12)
Equity in income, net of tax	14	115	44	(2)	(173)	(2)

Net income (loss) from continuing operations	14	14	93	59	(173)	7
Income (loss) from discontinued operations, net of tax	—	—	22	(15)	—	7

Net income (loss)	14	14	115	44	(173)	14
Less: net income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—

Net income (loss) attributable to the Company	$14	$14	$115	$44	$(173)	$14

Guarantor Condensed

Consolidating Statements of Comprehensive Income (Loss)

For the Nine Months Ended September 30, 2013

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Net income (loss)	$14	$14	$115	$44	$(173)	$14
Other comprehensive loss, net of tax:
Change in fair value of interest rate swap	5	5	—	—	(5)	5
Change in foreign currency translation adjustments	(15)	(15)	—	(15)	30	(15)

Total other comprehensive loss	(10)	(10)	—	(15)	25	(10)

Total comprehensive income (loss)	4	4	115	29	(148)	4
Less: comprehensive income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—

Comprehensive income (loss) attributable to the Company	$4	$4	$115	$29	$(148)	$4

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Balance Sheets

September 30, 2014

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$25	$—	$33	$—	$58
Accounts receivable	—	—	56	115	—	171
Inventories	—	—	100	130	—	230
Other current assets	—	37	2	59	—	98

Total current assets	—	62	158	337	—	557
Other non-current assets	—	137	37	25	—	199
Intercompany investments	(220)	297	672	1	(750)	—
Intercompany (payables) receivables	—	155	(527)	372	—	—
Property, plant and equipment, net	—	1	54	66	—	121

Total assets	$(220)	$652	$394	$801	$(750)	$877

Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$—	$8	$73	$60	$—	$141
Notes payable	—	—	—	13	—	13
Current maturities of long-term debt	—	—	—	—	—	—
Accrued payroll and employee benefits	—	7	6	10	—	23
Other accrued expenses	—	34	17	41	—	92

Total current liabilities	—	49	96	124	—	269
Deferred employee benefits and noncurrent liabilities	—	16	—	5	—	21
Long-term debt	—	806	1	—	—	807

Total liabilities	—	871	97	129	—	1,097
Total shareholder’s (deficit) equity	(220)	(219)	297	672	(750)	(220)

Total liabilities and shareholder (deficit) equity	$(220)	$652	$394	$801	$(750)	$877

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Balance Sheets

December 31, 2013

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$68	$—	$33	$—	$101
Accounts receivable	—	—	24	117	—	141
Inventories, net	—	—	87	134	—	221
Other current assets	—	50	—	50	—	100
Current assets of discontinued operations	—	—	138	3		141

Total current assets	—	118	249	337	—	704
Other non-current assets	—	122	36	24	—	182
Intercompany investments	(202)	1,196	726	—	(1,720)	—
Intercompany (payables) receivables	—	(672)	247	425	—	—
Property, plant and equipment, net	—	2	50	71	—	123

Total assets	$(202)	$766	$1,308	$857	$(1,720)	$1,009

Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$—	$6	$65	$50	$—	$121
Notes payable	—	—	—	23	—	23
Current maturities of long-term debt	—	7	—	—	—	7
Accrued payroll and employee benefits	—	8	3	8	—	19
Other accrued expenses	—	22	14	42	—	78
Current liabilities of discontinued operations	—	—	29	2	—	31

Total current liabilities	—	43	111	125	—	279
Deferred employee benefits and noncurrent liabilities	—	17	1	6	—	24
Long-term debt	—	907	—	—	—	907

Total liabilities	—	967	112	131	—	1,210
Total shareholder’s (deficit) equity	(202)	(201)	1,196	726	(1,720)	(201)

Total liabilities and shareholder’s (deficit) equity	$(202)	$766	$1,308	$857	$(1,720)	$1,009

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2014

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Elimination	Consolidated Total
Operating activities
Net cash provided by (used in) operating activities	$57	$(30)	$10	$24	$(57)	$4
Investing activities
Proceeds from sale of Chassis group	—	149	—	—	—	149
Additions to property, plant and equipment	—	—	(10)	(8)	—	(18)
Other Investing Activities	—	4	—	—	—	4

Net cash provided by (used in) investing activities	—	153	(10)	(8)	—	135
Financing activities
Distribution to our shareholders	—	(57)	—	—	—	(57)
Repayment of other debt	(57)	—	—	(10)	57	(10)
Repayment of Term Loans	—	(109)	—	—	—	(109)

Net cash used in financing activities	(57)	(166)	—	(10)	57	(176)
Effect of exchange rates on cash	—	—	—	(6)	—	(6)
Decrease in cash and cash equivalents	—	(43)	—	—	—	(43)
Cash and cash equivalents at beginning of the period	—	68	—	33	—	101

Cash and cash equivalents at end of the period	$—	$25	$—	$33	$—	$58

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2013

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Elimination	Consolidated Total
Operating activities
Net cash provided by operating activities	$—	$43	$10	$16	$—	$69
Investing activities
Investment in companies, net cash acquired	—	—	—	(1)	—	(1)
Additions to property, plant and equipment	—	—	(10)	(8)	—	(18)

Net cash used in investing activities	—	—	(10)	(9)	—	(19)
Financing activities
Net decrease in other short-term debt	—	—	—	(1)	—	(1)
Repayment of Secured Notes	—	(195)	—	—	—	(195)
Repayment of Subordinated Notes	—	(367)	—	—	—	(367)
Repayment of Term Loans	—	(1)	—	—	—	(1)
Proceeds from Senior Notes	—	250	—	—	—	250
Proceeds from Term Loans	—	667	—	—	—	667
Distribution to our shareholder	—	(352)	—	—	—	(352)
Payment of deferred financing costs	—	(15)	—	—	—	(15)

Net cash used in financing activities	—	(13)	—	(1)	—	(14)
Effect of exchange rates on cash	—	—	—	(1)	—	(1)
Increase in cash and cash equivalents	—	30	—	5	—	35
Cash and cash equivalents at beginning of the period	—	23	—	28	—	51

Cash and cash equivalents at end of the period	$—	$53	$—	$33	$—	$86

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and Notes included in the Annual Report on Form 10-K for the year ended December 31, 2013.

Company Overview

Affinia Group Intermediate Holdings Inc. (the “Company”) is an innovative global leader in the design, manufacture, distribution and marketing of industrial grade filtration products and services and replacement products in South America. Management’s Discussion and Analysis includes financial information prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”), as well as certain non-GAAP financial measures discussed below. The non-GAAP financial measures should be viewed as a supplement to, and not a substitute for, financial measures presented in accordance with GAAP. Non-GAAP measures presented herein may not be comparable to similarly titled measures used by other companies.

The Company has two operating segments, Filtration and Affinia South America (“ASA”). Management evaluates the performance of its operating segments based primarily on revenue growth and operating profit. Income taxes are not allocated to the operating segments. Although not considered an operating segment, corporate, eliminations and other includes corporate costs, interest expense and other amounts not allocated to the operating segments.

The Filtration segment is the Company’s largest business unit, having contributed approximately 70% of global revenues during the three and nine months ended September 30, 2014. Our Filtration products fit medium and heavy duty trucks, light vehicles, equipment in the off-highway market (i.e. residential and non-residential construction, mining, forestry and agricultural) and equipment for industrial and marine applications. The Filtration segment’s products include oil, air, fuel, cabin air, coolant, hydraulic and other filters for many types of vehicles and machinery. The products are sold under well-known brands, such as WIX® and Filtron™, and private label brands including NAPA®.

The ASA segment focuses on distributing and manufacturing brake, suspension, driveshaft and U-joint components, water and fuel pumps, filters, engine products, motorcycle products, accessories and other critical aftermarket components through its operations in Argentina, Brazil, Uruguay and Venezuela. The majority of the ASA segment’s revenue is generated in Brazil. In Brazil, ASA’s operations are conducted through Affinia Automotiva, an aftermarket parts manufacturer and master distributor (“Automotiva”), and Pellegrino, a warehouse distributor (“Pellegrino”). Automotiva manufactures Nakata® brand shock absorbers and distributes those and third party products to warehouse distributors, including Pellegrino distribution.

In the fourth quarter of 2013, management committed to a plan to sell its global chassis business (the “Chassis group”) and, accordingly, the results of operations of the Chassis group have been classified as a component of discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented. On January 21, 2014, Affinia entered into an Asset Purchase Agreement, as amended, with Federal-Mogul Chassis LLC (formerly known as VCS Quest Acquisition LLC) (“FM Chassis”), an affiliate of Federal-Mogul Corporation, pursuant to which FM Chassis agreed to purchase the Chassis group. This transaction closed on May 1, 2014.

Results of Operations

In this section, the Company provides analysis and discussion of earnings and factors affecting earnings on both a GAAP and non-GAAP basis. Management uses these non-GAAP financial measures for planning and forecasting, and for reporting results to the Board of Directors, employees and investors concerning the Company’s financial performance.

The following table summarizes the Company’s consolidated results for the three months ended September 30, 2014 and 2013:

	Consolidated Three Months Ended September 30,
(Dollars in millions)	2014	2013	Variance	Currency Effect (1)	Variance Excluding Currency Effect
Net sales	$364	$351	$13	$(18)	$31
Cost of sales	(274)	(269)	(5)	14	(19)

Gross profit	90	82	8	(4)	12
Gross margin %	25%	23%
Selling, general and administrative expenses	(48)	(51)	3	2	1
Selling, general and administrative expenses as a percent of net sales	13%	15%

Operating profit	42	31	11	(2)	13
Operating margin %	12%	9%
Other income and expense, net	—	(1)	1	—	1
Interest expense	(15)	(15)	—	—	—

Income from continuing operations, before income tax provision, equity in income (loss), net of tax and noncontrolling interest	27	15	12	(2)	14
Income tax provision	(10)	(8)	(2)	—	(2)
Equity in income (loss), net of tax	—	(2)	2	—	2

Net income from continuing operations	17	5	12	(2)	14
Income from discontinued operations, net of tax	6	4	2	—	2

Net income	23	9	14	(2)	16
Less: net income attributable to noncontrolling interest, net of tax	—	—	—	—	—

Net income (loss) attributable to the Company	$23	$9	$14	$(2)	$16

(1)	The currency effect was calculated by comparing the local currency balances for all international locations for both periods, each at the prior year exchange rate, to determine the impact of the currency between periods. These currency effects provide a clearer understanding of the operating results of our foreign entities because they exclude the varying effects that changes in foreign currency exchange rates may have on those results.

Net sales. Consolidated net sales increased by $13 million in the third quarter of 2014 in comparison to the third quarter of 2013 due to higher sales in the Filtration segment, partially offset by lower sales in the ASA segment. Excluding currency effects, consolidated net sales increased $31 million compared to the third quarter of 2013, with sales in the Filtration and ASA segments up 12% and 2%, respectively.

Gross profit/gross margin. Gross profit increased by $8 million during the third quarter of 2014 in comparison to the third quarter of 2013, with gross margin increasing to 25% in the third quarter of 2014 from 23% in the third quarter of 2013. The increase in gross margin was mainly due to favorable product mix, as a result of higher volumes of premium heavy duty and light duty products which have higher margins, and higher pricing in North America as a result of negotiated price increases with certain customers, partially offset by higher material, labor and overhead costs. Excluding currency effects, gross profit increased $12 million compared to the third quarter of 2013, which was driven by improved margins in the Filtration segment.

Selling, general and administrative (SG&A) expenses. SG&A expenses decreased by $3 million during the third quarter of 2014 in comparison to the third quarter of 2013 primarily due to recording $6 million of legal and environmental reserves in the third quarter of 2013, partially offset by an overall increase in expenses as a result of the higher sales, as well as costs associated with supporting the growth in sales.

Operating profit/operating margin. Operating profit increased by $11 million in the third quarter of 2014 in comparison to the third quarter of 2013 due primarily to the increase in gross profit, with operating margin increasing to 12% in the third quarter of 2014 from 9% in the third quarter of 2013. Excluding currency effects, operating profit increased $13 million compared to the third quarter of 2013.

Other income and expense, net. The decrease in expenses in the third quarter of 2014 in comparison to the third quarter of 2013 was due to lower losses associated with foreign currency forward contracts.

Interest expense. Interest expense in the third quarter of 2014 was flat to the same period in the prior year due to lower interest costs as a result of repayment of debt balances in the second and third quarters of 2014, partially offset by a write-off of deferred financing costs as a result of early debt repayments.

Income tax provision. Income tax provision increased by $2 million in the third quarter of 2014 in comparison to the third quarter of 2013 due primarily to an increase in pre-tax income, partially offset by a lower effective tax rate.

Income from discontinued operations, net of tax. Income from discontinued operations, net of tax, is comprised of the results of the Chassis group, which was sold in May 2014. The $6 million, net of tax, earnings in the third quarter of 2014 relates to the receipt of the final $10 million of proceeds from the Chassis sales that was part of a holdback provision until completion of certain post-closing performance obligations. As those obligations were completed in the third quarter of 2014, the $10 million pre-tax gain was recognized upon the receipt of the proceeds.

Net income. Net income was $23 million in the third quarter of 2014 in comparison to $9 million in the third quarter of 2013 as a result of higher sales and operating profit in the third quarter of 2014, expenses incurred in the third quarter of 2013 associated with litigation and environmental reserves, and the gain on the sale of the Chassis group in the third quarter of 2014.

The following table summarizes the Company’s consolidated results for the nine months ended September 30, 2014 and 2013:

	Consolidated Nine Months Ended September 30,
(Dollars in millions)	2014	2013	Variance	Currency Effect(1)	Variance Excluding Currency Effect
Net sales	$1,060	$1,023	$37	$(67)	$104
Cost of sales	(800)	(784)	(16)	52	(68)

Gross profit	260	239	21	(15)	36
Gross margin %	25%	23%
Selling, general and administrative expenses	(150)	(142)	(8)	7	(15)
Selling, general and administrative expenses as a percent of net sales	14%	14%

Operating profit	110	97	13	(8)	21
Operating margin %	10%	9%
Loss on extinguishment of debt	—	(15)	15	—	15
Other income and expense, net	(10)	(3)	(7)	1	(8)
Interest expense	(45)	(58)	13	—	13

Income from continuing operations, before income tax provision, equity in income(loss), net of tax and noncontrolling interest	55	21	34	(7)	41
Income tax provision	(26)	(12)	(14)	—	(14)
Equity in income (loss), net of tax	—	(2)	2	—	2

Net income from continuing operations	29	7	22	(7)	29
Income from discontinued operations, net of tax	28	7	21	—	21

Net income	57	14	43	(7)	50
Less: net income attributable to noncontrolling interest, net of tax	—	—	—	—	—

Net income attributable to the Company	$57	$14	$43	$(7)	$50

(1)	The currency effect was calculated by comparing the local currency balances for all international locations for both periods, each at the prior year exchange rate, to determine the impact of the currency between periods. These currency effects provide a clearer understanding of the operating results of our foreign entities because they exclude the varying effects that changes in foreign currency exchange rates may have on those results.

Net sales. Consolidated net sales increased by $37 million in the nine months ended September 30, 2014 in comparison to the same period in 2013 due to higher sales in the Filtration segment offset by lower sales in the ASA segment. Excluding currency effects, consolidated net sales increased $104 million in comparison to the same period in 2013, with sales in the Filtration and ASA segments up 12% and 6%, respectively.

Gross profit/gross margin. Gross profit increased by $21 million during the nine months ended September 30, 2014 in comparison to the same period in 2013, with gross margin increasing to 25% in 2014 from 23% in 2013. The increase in gross margin was mainly due to the increase in sales volume partially offset by higher material, labor and overhead costs. Excluding currency effects, gross profit increased $36 million compared to the same period 2013, as margins improved in both the Filtration and ASA segments.

Selling, general and administrative (SG&A) expenses. SG&A expenses increased by $8 million during the nine months ended September 30, 2014 in comparison to the same period in 2013 primarily due to $9 million of restructuring and other costs associated with the relocation of the corporate office, $2 million of bad debt expense associated with a Filtration customer, and an overall increase in expenses as a result of the higher sales, as well as costs associated with supporting the growth in sales. These increases were partially offset by the establishment of a $9 million legal reserve and $2 million environmental reserve during the nine months ended September 30, 2013. Excluding the impacts of currency, SG&A expenses increased by $15 million in comparison to the same period in the prior year.

Operating profit/operating margin. Operating profit increased by $13 million in the nine months ended September 30, 2014 in comparison to the same period in 2013, with operating margin increasing to 10% in 2014 compared to 9% in 2013. The increase in operating profit was driven by higher gross profit partially offset by higher SG&A expenses, as discussed above. Excluding currency effects, operating profit increased $21 million compared to the same period in the prior year.

Loss on extinguishment of debt. During the second quarter of 2013, we refinanced our debt structure and, as a result, incurred a $15 million loss due to early retirement of senior notes.

Other income and expense, net. The $7 million higher expense in the nine months ended September 30, 2014 in comparison to the same period in 2013 was driven primarily by a $5 million net increase in currency devaluation charges, as a $7 million charge was recorded in the first quarter of 2014 associated with a currency devaluation in Venezuela compared to a $2 million currency devaluation charge in the first quarter of 2013. See Note 14 to the Condensed Consolidated Financial Statements, “Venezuela Operations” for further information.

Interest expense. Interest expense decreased by $13 million in the nine months ended September 30, 2014 in comparison to the same period in the prior year due to the refinancing of debt in the second quarter of 2013, which resulted in the write-off of unamortized deferred financing costs and an additional one-time interest expense.

Income tax provision. The income tax provision increased $14 million in the nine months ended September 30, 2014 in comparison to the same period in 2013 due primarily to an increase in pre-tax income. This was partially offset by a lower effective tax rate.

Income from discontinued operations, net of tax. Income from discontinued operations, net of tax, is comprised of the results of the Chassis group, which includes a $32 million pre-tax gain on the Chassis group sale that closed in May 2014.

Net income. Net income was $57 million in the nine months ended September 30, 2014 in comparison to net income of $14 million in the same period in 2013 was driven by the $32 million pre-tax gain on the sale of the Chassis group, higher sales and operating profit in 2014, as well as expenses recorded in 2013 associated with the debt refinancing without similar charges in 2014, partially offset by $9 million of restructuring and other costs in 2014, and a net $5 million increase in currency devaluation charges in Venezuela.

Segment Results

Consolidated EBITDA, which includes the results for the Filtration and ASA segments as well as corporate, eliminations and other, for the three months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30, 2014
(Dollars in millions)	Filtration	ASA	Corporate, Eliminations and Other	Consolidated
Net Sales	$248	$116	$—	$364
Cost of Sales	(180)	(93)	(1)	(274)

Gross Profit	68	23	(1)	90
Selling, General and Administrative Expenses	(25)	(14)	(9)	(48)

Operating Profit	43	9	(10)	42

Other Income and Expense, net	(1)	—	1	—
Interest Expense	(1)	—	(14)	(15)
Add Back:
Depreciation and Amortization	4	1	—	5
Interest Expense	1	—	14	15

Consolidated EBITDA	$46	$10	$(9)	$47

EBITDA %	19%	9%

	Three Months Ended September 30, 2013
(Dollars in millions)	Filtration	ASA	Corporate, Eliminations and Other	Consolidated
Net Sales	$234	$117	$—	$351
Cost of Sales	(177)	(94)	2	(269)

Gross Profit	57	23	2	82
Selling, General and Administrative Expenses	(22)	(14)	(15)	(51)

Operating Profit	35	9	(13)	31

Other Income and Expense, net	(1)	—	—	(1)
Interest Expense	—	—	(15)	(15)
Add Back:
Depreciation and Amortization	3	—	—	3
Interest Expense	—	—	15	15

Consolidated EBITDA	$37	$9	$(13)	$33

EBITDA %	16%	8%

The increase in consolidated EBITDA for the third quarter 2014 compared to the same period in the prior year was primarily driven by:

•	A $9 million increase in the Filtration segment due primarily to improved sales, favorable product mix in North America as a result of higher sales of premium products and price increases; and

•	Litigation and environmental reserves of $6 million recorded in the three months ended September 30, 2013 for which there were no comparable charges in the third quarter of 2014.

Excluding currency impacts, consolidated EBITDA would have been $49 million in the third quarter of 2014, which is $16 million higher compared to the third quarter of 2013.

Consolidated EBITDA, which includes the results for the Filtration and ASA segments as well as corporate, eliminations and other, for the nine months ended September 30, 2014 and 2013 were as follows:

	Nine Months Ended September 30, 2014
(Dollars in millions)	Filtration	ASA	Corporate, Eliminations and Other	Consolidated
Net Sales	$732	$328	$—	$1,060
Cost of Sales	(538)	(261)	(1)	(800)

Gross Profit	194	67	(1)	260
Selling, General and Administrative Expenses	(77)	(41)	(32)	(150)

Operating Profit	117	26	(33)	110

Other Income and Expense, net	(9)	(3)	2	(10)
Interest Expense	(1)	—	(44)	(45)
Add Back:
Depreciation and Amortization	12	3	—	15
Interest Expense	1	—	44	45

Consolidated EBITDA	$120	$26	$(31)	$115

EBITDA %	16%	8%

	Nine Months Ended September 30, 2013
(Dollars in millions)	Filtration	ASA	Corporate, Eliminations and Other	Consolidated
Net Sales	$678	$345	$—	$1,023
Cost of Sales	(507)	(277)	—	(784)

Gross Profit	171	68	—	239
Selling, General and Administrative Expenses	(67)	(43)	(32)	(142)

Operating Profit	104	25	(32)	97

Other Income and Expense, net	(5)	—	(13)	(18)
Interest Expense	(1)	—	(57)	(58)
Add Back:
Depreciation and Amortization	11	2	1	14
Interest Expense	1	—	57	58

Consolidated EBITDA	$110	$27	$(44)	$93

EBITDA %	16%	8%

The increase in consolidated EBITDA for the nine months ended September 30, 2014 compared to the same period in the prior year was primarily driven by:

•	A $15 million loss on extinguishment of debt recorded in the second quarter of 2013 associated with the debt refinancing,

•	Litigation and environmental reserves of $6 million recorded in the third quarter 2013 for which there were no comparable charges in 2014, and

•	A $10 million increase in the Filtration segment due primarily to improved sales, favorable product mix in North America as a result of higher sales of premium products and price increases.

These increases were partially offset by:

•	Restructuring and other charges of $9 million recorded in the nine months ended September 30, 2014 for which there were no comparable charges in the nine months ended September 30, 2013. The restructuring charges, which are a component of SG&A, relate to the relocation of the corporate office from Ann Arbor, Michigan to Gastonia, North Carolina, and

•	$5 million net increase in currency devaluation charges in Venezuela.

Excluding currency impacts, consolidated EBITDA would have been $122 million in the nine months ended September 30, 2014, which is $29 million higher compared to the same period in 2013.

The following segment information shows the components of operating profit and segment EBITDA for each segment. See Note 4 to the Condensed Consolidated Financial Statements, “Segment Information,” for a discussion of the Company’s segment structure.

Filtration Segment

Results for the Filtration segment for the three months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,
(Dollars in millions)	2014	2013	Variance	Currency Effect(1)	Variance Excluding Currency Effect
Net Sales	$248	$234	$14	$(15)	$29
Cost of Sales	(180)	(177)	(3)	12	(15)

Gross Profit	68	57	11	(3)	14
Gross Profit %	27%	24%

Selling, General and Administrative Expenses	(25)	(22)	(3)	—	(3)

Operating Profit	43	35	8	(3)	11

Operating Profit %	17%	15%

Other Income and Expense, net	(1)	(1)	—	—	—
Interest Expense	(1)	—	(1)	—	(1)
Add back:
Depreciation and Amortization	4	3	1	—	1
Interest Expense	1	—	1	—	1

Segment EBITDA	$46	$37	$9	$(3)	$12

EBITDA %	19%	16%

(1)	The currency effect was calculated by comparing the local currency balances for all international locations for both periods, each at the prior year exchange rate, to determine the impact of the currency between periods. These currency effects provide a clearer understanding of the operating results of our foreign entities because they exclude the varying effects that changes in foreign currency exchange rates may have on those results.

Three months ended September 30, 2014 compared to September 30, 2013:

Net Sales. Net sales increased by $14 million in the third quarter of 2014 in comparison to the third quarter of 2013. The increase was driven primarily by:

•        A $15 million increase in North America due to favorable sales mix, with a higher volume of premium heavy duty and light duty products compared to the prior year, higher pricing as a result of negotiated price increases with certain customers and new business as a result of taking market share from competitors, and

•        Flat sales in South America due largely to unfavorable currency impacts in Venezuela. Excluding the impacts of currency, sales in South America improved $13 million compared to the same period in the prior year. The improvement in currency adjusted sales was driven by higher pricing to offset the impacts of the currency devaluation, increased sales volume to existing customers, and addition of new products.

Cost of Sales. Cost of sales increased by $3 million in the third quarter of 2014 in comparison to the third quarter of 2013. The increase was primarily related to increases in materials, labor and overhead as a direct result of the higher sales volumes in North America.

Gross Profit. Gross profit increased by $11 million in the third quarter of 2014 in comparison to the third quarter of 2013. The increase was driven primarily by sales mix in North America, as a result of higher volumes of premium heavy duty and light duty products, which have higher margins. Gross profit was at 27% and 24% of net sales for the three months ended September 30, 2014 and 2013, respectively.

Selling, General and Administrative Expenses. SG&A expenses increased by $3 million in the third quarter of 2014 in comparison to the third quarter of 2013. The increase was primarily due to higher selling and general and administrative expenses to support the growth in sales.

Operating Profit. Operating profit increased by $8 million in the third quarter of 2014 in comparison to the third quarter of 2013. The increase in operating profit was driven by improvement in gross profit partially offset by higher SG&A expenses as discussed above. Operating profit was at 17% of net sales for the third quarter of 2014 compared to 15% in the same period in 2013.

Other income and expense, net. Other income and expense, net was flat in the third quarter of 2014 in comparison to the third quarter of 2013.

Segment EBITDA. Segment EBITDA increased by $9 million in the third quarter of 2014 in comparison to the third quarter of 2013. The increase in segment EBITDA was primarily driven by improved results in North America.

Results for the Filtration segment for the nine months ended September 30, 2014 and 2013 were as follows:

	Nine Months Ended September 30,
(Dollars in millions)	2014	2013	Variance	Currency Effect(1)	Variance Excluding Currency Effect
Net Sales	$732	$678	$54	$(28)	$82
Cost of Sales	(538)	(507)	(31)	23	(54)

Gross Profit	194	171	23	(5)	28
Gross Profit %	27%	25%

Selling, General and Administrative Expenses	(77)	(67)	(10)	2	(12)

Operating Profit	117	104	13	(3)	16

Operating Profit %	16%	15%

Other Income and Expense, net	(9)	(5)	(4)	—	(4)
Interest Expense	(1)	(1)	—	—	—
Add back:
Depreciation and Amortization	12	11	1	—	1
Interest Expense	1	1	—	—	—

Segment EBITDA	$120	$110	$10	$(3)	$13

EBITDA %	16%	16%

(1)	The currency effect was calculated by comparing the local currency balances for all international locations for both periods, each at the prior year exchange rate, to determine the impact of the currency between periods. These currency effects provide a clearer understanding of the operating results of our foreign entities because they exclude the varying effects that changes in foreign currency exchange rates may have on those results.

Nine months ended September 30, 2014 compared to September 30, 2013:

Net Sales. Net Sales increased by $54 million in the nine months ended September 30, 2014 in comparison to the same period in 2013. On a currency adjusted basis, sales improved $82 million in comparison to the prior year. The unfavorable currency impacts were primarily driven by the devaluation of the Venezuelan bolivar. The increase was driven primarily by:

•        A $39 million increase in North America due to favorable sales mix, with a higher volume of premium heavy duty and light duty products compared to the prior year, higher pricing as a result of negotiated price increases with certain customers, introduction of a new product line in the third quarter of 2013, and new business as a result of taking market share from competitors,

•        A $13 million increase in Europe due to higher sales in Poland of $7 million as a result of expanding market share and higher sales to existing customers and $7 million of incremental sales from the United Kingdom distribution company that was acquired during the third quarter of 2013, and

•        A $2 million increase in South America. Excluding the impacts of currency, sales in South America improved $29 million compared to the same period in the prior year. The improvement in currency adjusted sales was driven by higher pricing, largely in Venezuela, to offset the impacts of the currency devaluation and increased sales volume to existing customers.

Cost of Sales. Cost of sales increased by $31 million in the nine months ended September 30, 2014 in comparison to the same period in 2013. The increase was primarily related to increases in materials, labor and overhead as a direct result of the higher sales volumes in North America, Europe and South America. On a currency adjusted basis, cost of sales increased $54 million compared to the same period in 2013.

Gross Profit. Gross profit increased by $23 million in the nine months ended September 30, 2014 in comparison to the same period of 2013. The increase was driven by higher sales, favorable sales mix and higher pricing; partially offset by an increase in the cost of sales due to the factors discussed above. Gross profit improved to 27% of net sales for the nine months ended September 30, 2014 compared to 25% in the same period in the prior year. On a currency adjusted basis, gross profit increased by $28 million in comparison so the same period in the prior year.

Selling, General and Administrative Expenses. SG&A expenses increased by $10 million in the nine months ended September 30, 2014 in comparison to the same period in 2013. The increase in SG&A expenses was due primarily to a $5 million increase as a result of higher sales, as well as to support the growth in sales, a $3 million increase in advertising and promotional costs, and a $2 million bad debt expense associated with a customer.

Operating Profit. Operating profit increased $13 million in the nine months ended September 30, 2014 in comparison to the same period of 2013. The increase in operating profit was driven by improvement in gross profit partially offset by higher SG&A expenses as discussed above. Operating profit was at 16% and 15% of net sales for the nine months ended September 30, 2014 and 2013, respectively.

Other Income and Expense, net. The $4 million higher expense in the nine months ended September 30, 2014 in comparison to the same period in 2013, was due primarily to a $3 million year-over-year impact of charges associated with currency devaluation in Venezuela. See Note 14 to the Condensed Consolidated Financial Statements, “Venezuela Operations” for further information.

Segment EBITDA. Segment EBITDA increased by $10 million in the nine months ended September 30, 2014 in comparison to the same period in 2013. The increase in segment EBITDA was driven by higher operating profit partially offset by a $3 million net impact of a currency devaluation in Venezuela.

Matters Impacting Future Results

On August 29, 2014, Wix Filtration Corp LLC (“Wix”), an indirect wholly-owned subsidiary of Affinia, and CQ Sourcing, Inc. (“CQ Sourcing”), a subsidiary of Advance Auto Parts, Inc., agreed to end their current business relationship effective as of December 31, 2014. Such current business relationship consists of Wix selling to CQ Sourcing various CARQUEST filters. CQ Sourcing is the Company’s second largest customer in terms of annual net sales, representing approximately 5% of consolidated net sales and 8% of Filtration segment net sales. Until December 31, 2014, Wix will continue to sell such filters to CQ Sourcing in accordance with the commercial sales terms currently in place and no later than 60 days after December 31, 2014, CQ Sourcing will purchase from Wix all filters of Wix either finished or committed as a branded CARQUEST filter and all of Wix’s CARQUEST branded packaging.

As discussed further in Note 14 to the Condensed Consolidated Financial Statements, “Venezuelan Operations”, in the first quarter of 2014 the Filtration segment was unfavorably impacted by a $5 million charge associated with a devaluation of currency in Venezuela (the Bolivar Fuerte (“VEF”)). Management will continue to assess the implications of the multiple exchange rates in Venezuela to determine the appropriate exchange rates to apply to both transactions denominated in U.S. Dollars as well as the periodic remeasurement of VEF balances into U.S. Dollars for purposes of financial reporting. Significant judgment is required to determine rates available to convert currency or settle transactions, as well as the probability of accessing and obtaining U.S. Dollar by using a particular exchange rate or exchange mechanism. Results of operations in the future could be adversely impacted by the need to apply a different exchange rate to future transactions, as well as the potential for additional devaluations of currency as part of the periodic remeasurement process. At September 30, 2014, total monetary assets and liabilities associated with our Venezuelan operations were less than 5% of the Company’s total consolidated assets and liabilities.

Affinia South America (ASA) Segment

Results for the ASA segment for the three months ended September 30, 2014 and 2013 were as follows:

		Three Months Ended September 30,
(Dollars in millions)	2014	2013	Variance	Currency Effect(1)	Variance Excluding Currency Effect
Net Sales	$116	$117	$(1)	$(3)	$2
Cost of Sales	(93)	(94)	1	2	(1)

Gross Profit	23	23	—	(1)	1
Gross Profit %	20%	20%

Selling, General and Administrative Expenses	(14)	(14)	—	—	—

Operating Profit	9	9	—	(1)	1

Operating Profit %	8%	8%

Other Income and Expense, net	—	—	—	—	—
Add back:
Depreciation and Amortization	1	—	1	—	1

Segment EBITDA	$10	$9	$1	$(1)	$2

EBITDA %	9%	8%

(1)	The currency effect was calculated by comparing the local currency balances for all international locations for both periods, each at the prior year exchange rate, to determine the impact of the currency between periods. These currency effects provide a clearer understanding of the operating results of our foreign entities because they exclude the varying effects that changes in foreign currency exchange rates may have on those results.

Net Sales. Net sales decreased by $1 million in the third quarter of 2014 in comparison to the third quarter of 2013. The decrease was driven primarily by a $3 million unfavorable impact related to currency translation effects primarily related to the Brazilian Real and the Argentinean Peso. Excluding the impacts of currency, net sales were up $2 million compared to the third quarter of 2013, driven by a $4 million increase in Argentina due to proactive price increases to offset the impacts of inflation, and a $2 million increase in our Brazilian master distribution and Argentinian distribution companies due to higher pricing, new business consisting primarily of new product lines and part numbers, and higher sales to existing customers. This was partially offset by a $3 million decrease as a result of the shutdown of operations in Venezuela at the end of the second quarter of 2014.

Cost of Sales. Cost of sales decreased by $1 million in the third quarter of 2014 in comparison to the third quarter of 2013.The decrease was primarily driven by a $2 million favorable impact related to currency translation effects primarily related to the Brazilian Real and the Argentinean Peso. Excluding the impacts of currency, cost of sales were $1 million higher than in the second quarter of 2013. The increase was attributed to higher materials, labor and overhead costs as a direct result of the increased sales volumes in Brazil and Argentina, including the inflationary impacts on materials and production costs.

Gross Profit. Gross profit was flat for the third quarter of 2014 compared to the third quarter of 2013. This is a result of the factors discussed above, the gross profit percentage was also flat at 20% in the third quarter of both 2014 and 2013. Excluding the impacts of currency, gross profit increased $1 million compared to the third quarter of 2013. The improvement in gross profit was due primarily to increased sales resulting in better fixed cost absorption in our Brazilian master distribution business, as well as higher pricing and improved sourcing (i.e. import of product versus light assembly) which resulted in headcount reductions in our Argentinian distribution companies.

Selling, General and Administrative Expenses. SG&A expenses were flat for the third quarter of 2014 in comparison to the third quarter of 2013. Currency impacts were negligible on SG&A expenses.

Segment EBITDA. Segment EBITDA increased by $1 million in the third quarter of 2014 compared to the third quarter of 2013. Excluding the impacts of currency, segment EBITDA was up $2 million compared to the third quarter of 2013 primarily due to higher sales and an increase in gross profit.

Results for the ASA segment for the nine months ended September 30, 2014 and 2013 were as follows:

		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	Variance	Currency Effect(1)	Variance Excluding Currency Effect
Net Sales	$328	$345	$(17)	$(39)	$22
Cost of Sales	(261)	(277)	16	29	(13)

Gross Profit	67	68	(1)	(10)	9
Gross Profit %	20%	20%

Selling, General and Administrative Expenses	(41)	(43)	2	5	(3)

Operating Profit	26	25	1	(5)	6

Operating Profit %	8%	7%

Other Income and Expense, net	(3)	—	(3)	1	(4)
Add back:
Depreciation and Amortization	3	2	1	—	1

Segment EBITDA	$26	$27	$(1)	$(4)	$3

EBITDA %	8%	8%

(1)	The currency effect was calculated by comparing the local currency balances for all international locations for both periods, each at the prior year exchange rate, to determine the impact of the currency between periods. These currency effects provide a clearer understanding of the operating results of our foreign entities because they exclude the varying effects that changes in foreign currency exchange rates may have on those results.

Net Sales. Net sales decreased by $17 million in the nine months ended September 30, 2014 in comparison to the same period in 2013. The decrease was driven primarily by a $39 million unfavorable impact related to currency translation effects primarily related to the Brazilian Real and the Argentinean Peso. Excluding the impacts of currency, net sales were up $22 million compared to the same period in 2013, driven by increases in our Brazilian master distribution and Argentine distribution companies due to higher pricing, new business consisting primarily of new product lines and part numbers, and higher sales to existing customers.

Cost of Sales. Cost of sales decreased by $16 million in the nine months ended September 30, 2014 in comparison to the same period in 2013. The decrease was primarily driven by a $29 million favorable impact related to currency translation effects primarily related to the Brazilian Real and the Argentinean Peso. Excluding the impacts of currency, cost of sales were $13 million higher than the same period in 2013. The increase was attributed to higher materials, labor and overhead costs as a direct result of the increased sales volumes in Brazil and Argentina, including inflationary impacts of materials and production costs.

Gross Profit. Gross profit decreased $1 million in the nine months ended September 30, 2014 compared to the same period in 2013 as a result of the factors discussed above, while gross profit percentage was flat for the nine months ended September 30, 2014 compared to the same period in 2013 at 20%. Excluding the impacts of currency, gross profit increased $9 million compared to the same period in 2013. The improvement in gross profit was due primarily to increased sales resulting in better fixed cost absorption in our Brazilian master distribution business, as well as higher pricing and improved sourcing (i.e. import of product versus light assembly) which resulted in headcount reductions in our Argentine distribution companies.

Selling, General and Administrative Expenses. SG&A expenses decreased by $2 million in the nine months ended September 30, 2014 in comparison to the same period of 2013. The decrease was driven primarily by a $5 million favorable impact related to currency translation effects. Excluding the impacts of currency, SG&A expenses were $3 million higher than the corresponding period in 2013 as a result of Pellegrino opening new branches in Brazil.

Other Income and Expense, net. Other income and expense increased by $3 million in the nine months ended September 30, 2014 in comparison to the same period in 2013 due primarily to a $2 million charge associated with currency devaluation in Venezuela during the first quarter of 2014. See Note 14 to the Condensed Consolidated Financial Statements, “Venezuela Operations” for further information.

Segment EBITDA. Segment EBITDA decreased by $1 million in the nine months ended September 30, 2014 compared to the same period in 2013 largely as a result of the $2 million Venezuelan currency devaluation in the first quarter of 2014 and other unfavorable currency impacts. Excluding the impacts of currency, segment EBITDA was up $3 million compared to the nine months ended September 30, 2013.

Results by Geographic Region

Net sales and Income (loss) from continuing operations before income tax provision and noncontrolling interest by geographic region were as follows:

	Three Months Ended September 30,
(Dollars in millions)	2014	2013	Variance
Net Sales
United States	$158	$142	$16
Foreign	206	209	$(3)

Total net sales	$364	$351	$13

United States sales as a percent of total net sales	43%	40%
Foreign sales as a percent of total net sales	57%	60%

(Dollars in millions)	2014	2013	Variance
Income (loss) from continuing operations before income tax provision, equity in income (loss), net of tax and noncontrolling interest
United States	$(3)	$(14)	$11
Foreign	30	29	1

Total income from continuing operations before income tax provision, equity in income (loss), net of tax and noncontrolling interest	$27	$15	$12

United States. Net sales in the United Sates increased by $16 million in the third quarter of 2014 in comparison to the third quarter of 2013 due to higher North America sales within our Filtration segment. See “Segment Results” section above. The United States income (loss) from continuing operations before income tax provision, equity in income (loss), net of tax and noncontrolling interest was lower than the foreign income from continuing operations before income tax provision, equity in income (loss), net of tax and noncontrolling interest due to the inclusion of corporate costs in our United States operations and higher profitability of some of our subsidiaries in foreign locations. The majority of our debt relates to our United States operations and, consequently, almost all of the associated interest expense is allocated to our domestic operations. During the third quarter of 2014, our United States operations had $14 million of interest expense and our foreign operations had less than $1 million of interest expense.

Foreign. Foreign net sales decreased by $3 million in the third quarter of 2014 in comparison to the third quarter of 2013 due to by lower sales in our Brazilian and Argentinean distribution companies and our Venezuela filtration products, largely as a result of unfavorable currency impacts. See “Segment Results” above for a discussion of the impacts of currency on net sales for the third quarter of 2014. Income from continuing operations before income tax provision, equity in income (loss), net of tax and noncontrolling interest increased in the third quarter of 2014 in comparison to the third quarter of 2013 primarily as a result of an improvement in gross profit, which was driven by an increase in sales volume in our European Filtration operations.

	Nine Months Ended September 30,
(Dollars in millions)	2014	2013	Variance
Net Sales
United States	$477	$439	$38
Foreign	583	584	$(1)

Total net sales	$1,060	$1,023	$37

United States sales as a percent of total net sales	45%	43%
Foreign sales as a percent of total net sales	55%	57%

(Dollars in millions)	2014	2013	Variance
Income (loss) from continuing operations before income tax provision, equity in income (loss), net of tax and noncontrolling interest
United States	$(17)	$(55)	$38
Foreign	72	76	(4)

Total income from continuing operations before income tax provision, equity in income (loss), net of tax and noncontrolling interest	$55	$21	$34

United States. Net sales in the United States increased by $38 million in the nine months ended September 30, 2014 in comparison to the same period in 2013 due to higher North America sales within our Filtration segment. See “Segment Results” section above. The United States income (loss) from continuing operations before income tax provision, equity in income (loss), net of tax and noncontrolling interest was lower than the foreign income from continuing operations before income tax provision, equity in income (loss), net of tax and noncontrolling interest due to the inclusion of corporate costs in our United States operations and higher profitability of some of our subsidiaries in foreign locations. The majority of our debt relates to our United States operations and, consequently, almost all of the associated interest expense is allocated to our domestic operations. During the nine months ended September 30, 2014, our United States operations had $44 million of interest expense and our foreign operations had less than $1 million of interest expense.

Foreign. Net sales decreased by $1 million in the nine months ended September 30, 2014 in comparison to the same period in 2013 due to increased sales in our European Filtration business, largely offset by lower sales in our Brazilian and Argentinean distribution companies and our Venezuela filtration products as a result of unfavorable currency impacts. See “Segment Results” above for a discussion of the impacts of currency on net sales for the nine months ended September 30, 2014. Income from continuing operations before income tax provision, equity in income (loss) net of tax and noncontrolling interest decreased in 2014 in comparison to 2013 primarily as a result of a $5 million currency devaluation in Venezuela and unfavorable currency translation effects, partially offset by an improvement in gross profit, which was driven by an increase in sales volume.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash flow from operations and available borrowings from our ABL Revolver.

As of September 30, 2014, the Company had $820 million in aggregate indebtedness. As of September 30, 2014, we had an additional $83 million of borrowing capacity available under our ABL Revolver after giving effect to $9 million in outstanding letters of credit, none of which was drawn against, and less than $1 million for borrowing base reserves. In addition, we had cash and cash equivalents of $58 million as of September 30, 2014. We had $33 million of cash and cash equivalents outside the United States, of which approximately $7 million is considered permanently reinvested for funding ongoing operations outside of the U.S. If such permanently reinvested funds are needed for operations in the U.S., the Company would be required to accrue additional tax expense, primarily related to foreign withholding taxes.

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

On May 1, 2014, Affinia closed the sale of its Chassis group. Upon closing, Affinia received cash proceeds of $140 million, which represents the agreed upon selling price of $150 million less the holdback of consideration of $10 million until completion of certain post-closing performance obligations. In September 2014, the post-closing performance obligations were completed and the Company received $9 million of cash proceeds with the remaining $1 million allocated to a post-closing purchase price adjustment. There are no additional material obligations of either party associated with this transaction. With the receipt of the sales proceeds, the Company paid down $24 million of debt associated with Term Loan B-1 and $85 million associated with Term Loan B-2.

Additionally, in 2014, the Company made a $57 million distribution to Affinia Group Holdings Inc. (“Holdings”). Holdings used all of the distribution to partially repay its outstanding third party debt.

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

At September 30, 2014, there were no outstanding borrowings under the ABL Revolver. We had an additional $83 million of availability after giving effect to $9 million in outstanding letters of credit and less than $1 million for borrowing base reserves as of September 30, 2014.

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

Level	Average Aggregate Availability		Base Rate Loans and Swingline Loans	LIBOR Loans
I	<$	50,000,000	1.00%	2.00%
II	> $ $	50,000,000 but < 100,000,000	0.75%	1.75%
III	>$	100,000,000	0.50%	1.50%

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

In addition, commencing on the day that an event of default occurs or availability under the ABL Revolver is less than the greater of 10% of the total borrowing base and $15 million and continuing until no event of default has existed and availability under the ABL Revolver has been greater than such thresholds at all times, in each case, for 30 consecutive days, the Company will be required to maintain a fixed charge coverage ratio of at least 1.0x measured for the last 12-month period. As of November 13, 2014, the Company remained in compliance with all debt covenants. The fixed charge coverage ratio was 1.80 as of September 30, 2014. If none of the covenant triggers have occurred, the impact of falling below the fixed charge coverage ratio would not be a default but instead would limit our ability to pursue certain operational or financial transactions (e.g. acquisitions).

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

Indenture

Senior Notes. On April 25, 2013, Affinia issued $250 million of Senior Notes as part of the refinancing. The Senior Notes accrue interest at the rate of 7.75% per annum, payable semi-annually on May 1 and November 1 of each year. The Senior Notes will mature on May 1, 2021. The terms of the Indenture provide that, among other things, the Senior Notes rank equally in right of payment to all of Affinia’s and all of the Company’s 100% owned current and future domestic subsidiaries (“Guarantors”) existing and future senior debt and senior in right of payment to all of Affinia’s and Guarantors’ existing and future subordinated debt. The Senior Notes are structurally subordinated to all of the liabilities and obligations of the Company’s subsidiaries that do not guarantee the Senior Notes. The Senior Notes are effectively junior in right of payment to all of Affinia’s and the Guarantors’ secured indebtedness, including the Term Loans and the ABL Revolver, to the extent of the value of the collateral securing such indebtedness. The outstanding balance of the Senior Notes at September 30, 2014 was $250 million.

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

Term Loan Facility

On April 25, 2013, the Company entered into a credit facility (the “Term Loan Facility”) consisting of (i) a Term Loan B-1 in an aggregate principal amount of $200 million and (ii) a Term Loan B-2 in an aggregate principal amount of $470 million (collectively the “Term Loans”). The Term Loan B-1 was offered at a price of 99.75%, of its face value, resulting in approximately $199 million of net proceeds for the Term Loan B-1. Term Loan B-2 was offered at a price of 99.50%, of its face value, resulting in approximately $468 million of net proceeds for Term Loan B-2. The $1 million and $2 million original issue discount for Term Loan B-1 and Term Loan B-2, respectively, will be amortized based on the effective interest rate method and included in interest expense until the Term Loans mature. Term Loan B-1 amortizes in quarterly installments in an amount equal to 1.00% per annum, with the balance due on April 25, 2016. Term Loan B-2 amortizes in quarterly installments in an amount equal to 1.00% per annum, with the balance due on April 25, 2020. As of September 30, 2014, $175 million principal amount of Term Loan B-1 was outstanding, net of less than $1 million issue discount which is being amortized until the Term Loan B-1 matures and $382 million principal amount of Term Loan B-2 was outstanding, net of the $2 million issue discount which is being amortized until the Term Loan B-2 matures.

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

Voluntary prepayment. The Company may voluntarily prepay outstanding Term Loans in whole or in part at any time without premium or penalty (other than a 1.00% premium payable until, in the case of Term Loan B-1, nine months following April 25, 2013 and, in the case of Term Loan B-2, one year following April 25, 2013, on (i) the amount of loans prepaid or refinanced with proceeds of long-term bank debt financing or any other financing similar to such borrowings having a lower effective yield or (ii) the amount of loans the terms of which are amended to the same effect), subject to payment of customary breakage costs in the case of LIBOR rate loans. Optional prepayments of the Term Loans will be applied to the remaining installments thereof at the direction of the Company.

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

CASH FLOW INFORMATION

Operating Cash Flows

Net cash provided by operating activities is summarized in the table below for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
(Dollars in millions)	2014	2013
Net income	$57	$14
Change in trade accounts receivable	(58)	(24)
Change in inventories	(19)	(6)
Gain on the sale of Chassis group	(32)	—
Write-off of unamortized deferred financing costs	1	8
Loss on extinguishment of debt	—	15
Change in other current operating liabilities	48	51

Subtotal	(3)	58
Other changes in operating activities	7	11

Net cash provided by operating activities	$4	$69

Net income—Net income increased for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 driven by higher sales in 2014 and expenses associated with the debt refinancing in 2013, as well as the gain on the sale of the Chassis group in 2014.

Change in trade accounts receivable—The change in trade accounts receivable was a $58 million and $24 million use of cash in the nine months ended September 30, 2014 and 2013, respectively. The change in accounts receivable is due to timing of payments and an increased accounts receivable balance due to sale growth in 2014.

Change in inventories—The change in inventories was a $19 million and $6 million use of cash in the nine months ended September 30, 2014 and 2013, respectively. The change in inventories is primarily due to higher inventory balances to support sales growth in 2014.

Gain on the sale of the Chassis group—For the nine months ended September 30, 2014 the results include a $32 million pre-tax gain on the sale of the Chassis group.

Write-off of unamortized deferred financing costs—The Company recorded a write-off of $8 million to interest expense in the nine months ended September 30, 2013 for unamortized deferred financing costs associated with the refinancing of our debt.

Loss on extinguishment of debt—During the nine months ended September 30, 2013 we refinanced our debt structure and as a result incurred a loss due to early retirement of Secured Notes.

Investing Cash Flows

Net cash used in investing activities is summarized in the table below for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
(Dollars in millions)	2014	2013
Proceeds from sale of Chassis group	$149	$—
Investment in companies, net cash acquired	—	$(1)
Additions to property, plant and equipment	(18)	$(18)
Proceeds from sale of equity method investment	4	—

Net cash used in investing activities	$135	$(19)

Financing Cash Flows

Net cash provided by financing activities is summarized in the table below for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
(Dollars in millions)	2014	2013
Payments of other debt	$(10)	$(1)
Repayment on Secured Notes	—	(195)
Repayment on Subordinated Notes	—	(367)
Proceeds from Senior Notes	—	250
Repayment on Term Loans	(109)	(1)
Proceeds from Term Loans	—	667
Distribution to our shareholder	(57)	(352)
Payment of deferred financing costs	—	(15)

Net cash used in financing activities	$(176)	$(14)

During the nine months ended September 30, 2014, we paid down $109 million of outstanding debt under the Term Loan Facility and $10 million of debt in Poland. We made a distribution of $57 million to Holdings which Holdings used to partially pay down its outstanding third-party debt.

During the nine months ended September 30, 2013, we refinanced our existing notes and credit facilities. The refinancing consisted of $250 million of Senior Notes due 2021, a $200 million Term Loan B-1 due 2016, a $470 million Term Loan B-2 due 2020, the proceeds of which we used, together with $31 million of cash on hand, to redeem our Secured Notes and our Subordinated Notes, make a distribution of $350 million to Holdings and pay fees and expenses in connection with the refinancing transactions.

Contractual Obligations

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

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the information concerning the Company’s exposures to market risk as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. See Note 6 to the Condensed Consolidated Financial Statements, “Derivatives,” for information with respect to foreign currency risk, interest rate risk and commodity price risk. The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates.

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

Our foreign currency exchange rate risk management efforts primarily focus upon operationally managing the net amount of non-functional currency denominated monetary assets and liabilities. In addition, we routinely execute short-term currency exchange rate forward contracts intended to mitigate the earnings impact related to the re-measurement process. At September 30, 2014, we had currency exchange rate derivatives with an aggregate notional value of $81 million.

Interest rate risk

We are exposed to the risk of rising interest rates to the extent that we fund operations with short-term or variable-rate borrowings. At September 30, 2014, the Company’s $820 million of aggregate debt outstanding consisted of $570 million of floating-rate debt and $250 million of fixed-rate debt.

Pursuant to our interest rate risk management policy we actively monitor and manage our fixed versus floating rate debt composition within a specified range. At quarter-end, fixed rate debt comprised approximately 30% of our total debt. Based on the amount of floating-rate debt outstanding at September 30, 2014, a 1% rise in interest rates would result in approximately $6 million in incremental interest expense.

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the quarter ended September 30, 2014.

During the quarter ended September 30, 2014, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5.	OTHER INFORMATION

On January 21, 2014, the Company filed an 8-K and reported an Item 2.05 (Costs Associated with Exit or Disposal Activities) event. The Company was unable to give an estimate of the costs at the time of filing the 8-K. The transactions relating to such costs have been completed and charges incurred were deemed immaterial.

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

Date: November 13, 2014