Form 10-K
period 2014-12-31
Affinia Group Intermediate Holdings Inc.
filed 2015-03-17
CIK 1328655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

Commission No. 333-128166-10

Affinia Group Intermediate Holdings Inc.

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of

incorporation or organization)

I.R.S. Employer Identification Number: 34-2022081

1 Wix Way

Gastonia, North Carolina 28054

(704) 869-3300

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 1,000 shares outstanding of the registrant’s common stock as of March 17, 2015 (all of which are privately owned and not traded on a public market).

i

Cautionary Note Regarding Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include statements concerning the Company’s plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this report, the words “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “plans,” “projects,” or future or conditional verbs, such as “could” “may,” “should,” or “will,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends and data are based upon The Company’s current expectations and various assumptions. The Company’s expectations, beliefs and projections are expressed in good faith and the Company believes there is a reasonable basis for them. However, there is no assurance that these expectations, beliefs and projections will be achieved. With respect to all forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

There are a number of risks and uncertainties that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and other important factors include, among others, domestic and global economic conditions and the resulting impact on the availability and cost of credit; financial viability of key customers and key suppliers; the Company’s dependence on its largest customers; increased crude oil and gasoline prices and resulting reductions in global demand for the use of automobiles; the shift in demand from premium to economy products; pricing and pressures from imports; increasing costs for manufactured components, raw materials and energy; the expansion of return policies or the extension of payment terms; risks associated with the Company’s non-U.S. operations; risks related to the Company’s receivables factoring arrangements; product liability and warranty and recall claims brought against the Company; reduced inventory levels by the Company’s distributors resulting from consolidation and increased efficiency; environmental and automotive safety regulations; the availability of raw materials, manufactured components or equipment from the Company’s suppliers; challenges to the Company’s intellectual property portfolio; the Company’s ability to develop improved products; the introduction of improved products and services that extend replacement cycles or otherwise reduce demand for the Company’s products; the Company’s ability to achieve cost savings from its restructuring plans; the Company’s ability to successfully effect dispositions of existing lines of business; the Company’s ability to successfully combine its operations with any businesses it has acquired or may acquire; risk of impairment charges to the Company’s long-lived assets, intangibles and goodwill; the risk of business disruptions related to a variety of events or conditions including natural and man-made disasters; risks associated with foreign exchange rate fluctuations; risks associated with the Company’s expansion into new markets; the impact on the Company’s tax rate resulting from the mix of the its profits and losses in various jurisdictions; reductions in the value of the Company’s deferred tax assets; difficulties in developing, maintaining or upgrading information technology systems; risks associated with doing business in corrupting environments; and the Company’s leverage and limitations on flexibility in operating its business contained in the debt agreements. Additionally, there may be other factors that could cause the Company’s actual results to differ materially from the forward-looking statements. The Company’s forward-looking statements apply only as of the date of this report or as of the date they were made. The Company undertakes no obligation to update or revise forward-looking statements to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.

ii

PART I.

Item 1. Business

History and Ownership

The registrant, Affinia Group Intermediate Holdings Inc. (the “registrant’ or “Intermediate Holdings”), is a Delaware corporation formed on October 18, 2004 and is a wholly-owned subsidiary of Affinia Group Holdings Inc. (“Holdings”). Holdings is controlled by affiliates of The Cypress Group L.L.C. (“Cypress”). The registrant’s direct wholly-owned subsidiary Affinia Group Inc., a Delaware corporation formed on June 28, 2004, entered into a stock and asset purchase agreement, as amended (the “Purchase Agreement”), with Dana Corporation (“Dana”) on July 8, 2004. The Purchase Agreement provided for the acquisition by Affinia Group Inc. of substantially all of Dana’s aftermarket business operations (the “Acquisition”). The Acquisition was completed on November 30, 2004.

All references in this report to “Affinia,” and the “Company,” mean, unless the context indicates otherwise, Intermediate Holdings and its subsidiaries on a consolidated basis.

As a result of the Acquisition, investment funds controlled by Cypress hold approximately 61% of the common stock of Holdings, which directly owns 100% of the common stock of the registrant, and therefore Cypress controls the registrant. The other principal investors in Holdings are the following: OMERS Administration Corporation (formerly known as Ontario Municipal Employees Retirement Board), California State Teachers Retirement System, The Northwestern Mutual Life Insurance Company and Stockwell Capital.

Since 2010, the Company has strategically divested three businesses. On February 2, 2010, the Company sold its Commercial Distribution Europe business unit, also known as Quinton Hazell, which was a diverse aftermarket manufacturer and distributor of automotive components throughout Europe. On November 30, 2012, the Company distributed its Brake North America and Asia group to the shareholders of Holdings, and it was subsequently sold on March 25, 2013 to a new investor. On May 1, 2014, the Company completed the sale of its global chassis business (the “Chassis group”).

The Company

Affinia is an innovative global leader in the design, manufacture, distribution and marketing of industrial grade global filtration products, as well as services and replacement products in South America. The Company has two operating segments, both of which are considered reportable segments under generally accepted accounting principles (“GAAP”) in the United States (“U.S.”). See Note 3 to the Consolidated Financial Statements, “Segment Information,” for a further discussion on the Company’s business segments. The Filtration segment (“Filtration”), which is the Company’s largest operating segment, manufactures and distributes filtration products for medium and heavy-duty trucks, light vehicles, equipment in the off-highway market (i.e. residential and non-residential construction, agriculture, mining, and forestry vehicles), and equipment for industrial, and marine applications. The Affinia South America (“ASA”) segment manufactures and distributes replacement products for on-road and off-road vehicles, principally in Brazil. See “Filtration Segment” and “Affinia South America Segment” sections below for further information on each operating segment.

Affinia’s net sales from continuing operations for 2014 were $1,396 million, of which $967 million were generated by Filtration and $430 million were generated by ASA. The following table provides Affinia’s net sales from continuing operations by geography for the fiscal year ended December 31, 2014.

Region	% of Sales
United Sates	45%
Brazil	28%
Poland	12%
Venezuela	5%
Canada	3%
Other(a)	7%

Total	100%

(a)	Other includes sales in Argentina, Russia, Ukraine, Mexico, China and Uruguay

Since 2010, Filtration has continued to expand and enter new markets, primarily in Europe and Asia, as well as successfully grow existing market share in North America, South America and Europe. Significant expansion within Filtration since 2010 was as follows:

•	2010 – initiated filter product distribution capabilities in Russia

•	2011 – completed new facility in Poland to handle increased production volumes in Poland and other European countries in which the Company distributes product

•	2011 – completed construction of a manufacturing facility in China

•	2013 – acquired a distributor in the United Kingdom (“U.K.”)

In addition to the global expansion discussed above, Filtration has been able to successfully grow market share through product innovation, continued introduction of new stock keeping units (“SKUs”), with over 40,000 SKUs currently available to the aftermarket, and a unique comprehensive value proposition to serve as a one-stop-shop in both heavy-duty and light-duty aftermarkets. Also contributing to Filtration’s growth is the Company’s long-standing relationships with leading commercial vehicle and automotive parts retailers and wholesale distributors. Filtration has supplied the automotive aftermarket industry for over 75 years, including its largest customer, NAPA, for nearly 50 years.

ASA has also experienced significant growth since 2010 as follows:

•	2011 – Pellegrino opened a new distribution branch in Brazil

•	2011 – Affinia Automotiva (“Automotiva”) opened a new warehouse in Brazil that more than tripled distribution capacity

•	2012 – Pellegrino opened a new distribution branch in Brazil

•	2014 – Pellegrino opened two new distribution branches in Brazil

While expanding and enhancing distribution capabilities and channels throughout Brazil has resulted in increased market penetration, ASA’s growth has also been driven by introduction of new product lines, as well as entering new product categories. For example, since 2010, ASA has launched C.V. joints, wheel bearing and brake shoes product lines under its Nakata® brand, which is one of the most highly recognizable brands in South America, and entered high growth markets including motorcycle parts, accessories and electronics.

The Company’s Industry

Statements regarding industry outlook, the Company’s expectations regarding the performance of its business and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Forward-Looking Statements” and “Risk Factors.” The Company’s actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with “Forward-Looking Statements,” “Item 6. Selected Consolidated and Combined Financial Data” and “Item 8. Financial Statements and Supplementary Data.”

Substantially all of the Company’s 2014 net sales were derived from the on and off-highway replacement products and services industry, which is also referred to as the aftermarket. According to the Auto Care Association (formerly the AAIA), there were approximately one billion light, medium and heavy-duty vehicles registered worldwide in 2014, typically referred to as car parc. While the size of the domestic aftermarket continues to increase, original equipment manufacturers (“OEM”), who manufacture new vehicles, are increasingly focused on emerging markets for growth opportunities. It is believed that this focus on developing regions, including Asia and South America, will ultimately drive the need for replacement aftermarket parts for these vehicles, leading to longer-term growth opportunities for the Company outside the U.S.

One of the main drivers of the anticipated growth in the aftermarket is the increase in the average age of light vehicles and the increase in miles driven. Vehicle usage, typically measured in number of miles driven, has historically increased year-over-year in most global markets. That increase in usage causes vehicle parts to wear out faster, thus requiring more frequent replacement.

To facilitate efficient inventory management and timely vehicle owner customer service, many of the Company’s customers and professional installers rely on larger suppliers like the Company to have full line product offerings, consistent value-added services and timely delivery. There are important advantages to having meaningful size and scale in the aftermarket, including the ability to support significant distribution operations, offer sophisticated supply chain management capabilities and provide a broad line of quality products.

In general, aftermarket industry participants may be categorized into three major groups: (i) manufacturers of parts, (ii) distributors of replacement parts (without manufacturing capabilities) and (iii) installers, both professional and do-it-yourself (“DIY”) customers. Distributors purchase products from manufacturers and sell them to wholesale or retail operations, which in turn sell them to installers.

The distribution business is comprised of the (i) traditional, (ii) retail and (iii) original equipment supply (“OES”) channels as illustrated by the chart below.

Typically, professional installers purchase their products through the traditional channel, and DIY customers purchase products through the retail channel. The traditional channel includes such well-known distributors as NAPA, the Alliance and Uni-Select. Through a network of distribution centers, these distributors sell primarily to owned or affiliated stores, which in turn supply professional installers. The retail channel includes merchants such as AutoZone, O’Reilly Auto Parts and Canadian Tire. The OES channel consists primarily of vehicle manufacturers’ service departments at new vehicle dealerships. ASA mainly serves the traditional and retail channels.

The aftermarket industry is impacted by a number of factors, including but not limited to, economic conditions, fuel price volatility, weather and legislation associated with limitations of emissions into the environment. Economic conditions, fuel price volatility and weather can favorably or unfavorably impact consumer behavior. Introduction of new environmental regulations could potentially have an adverse impact on suppliers to the aftermarket depending on how stringent new regulations may be and the costs associated with meeting new emission level requirements. In addition, consolidation within the aftermarket industry continues to impact the aftermarket. As independent aftermarket customers continue to consolidate, these customers have gained purchasing power through economies of scale, thus resulting in requests for extended payment terms and pricing concessions. Also, there has been some recent industry consolidation by direct competitors that could potentially impact selling prices and gross margins as the Company aims to remain price competitive in the marketplace for certain products.

Filtration Segment

Overview

Filtration is a global leader in designing, manufacturing, marketing, and distributing of a broad range of filtration replacement products. Filtration manufactures and distributes a wide range of aftermarket filters, covering 99% of addressable applications for both heavy-duty and light-duty vehicles. Products sold by Filtration are used in on-road and off-road vehicles, in addition to various industrial, locomotive, and marine applications. The Company’s filtration business includes manufacturing and/or distribution operations in the U.S., Mexico, Europe, South America and China. It benefits from industry-leading brands, long-standing customer relationships and a global low-cost manufacturing and distribution footprint, along with the all-makes/all-models product line of oil, air, fuel, cabin air, coolant, hydraulic and other filters. The numerous strengths of Filtration have led to a #1 market position in the North America filtration aftermarket and a the #1 market position in the Central and Eastern Europe filtration aftermarket. See Note 3 to the Consolidated Financial Statements, “Segment Information,” for a further discussion on the Company’s business segments.

The Company markets Filtration’s products under a variety of well-known brands, including WIX®, Filtron™ and ecoLAST®. Additionally, the Company provides private label products to large aftermarket distributors, including NAPA® and ACDelco®. The Company believes that Filtration’s business has achieved its leading market positions due to the quality and reputation of its brands and products among professional installers, who are the primary decision makers for the purchase of the products that the Company supplies to the aftermarket. The Company’s reputation for reliability has helped the Company penetrate retailers whose customers have become increasingly sophisticated about the quality of the products they install in their vehicles.

The global heavy-duty and light-duty aftermarket, which is the subsection of the automotive aftermarket that Filtration serves, is an approximate $13 billion market. By major geographic region, North America and Europe each represent approximately 30% of the sector, Asia represents approximately 25% of the sector, South America represents 10% of the sector and the rest of the world collectively represents approximately 5% of the sector.

Filtration Products

Filtration’s product lines include oil, air, fuel, hydraulic and other filters for light, medium and heavy duty on and off-highway vehicle, industrial and marine applications.

The following summarizes a few of Filtration’s key filter products:

Oil Filters: An oil filter traps particles and dirt that might otherwise damage the bearings and rings of a vehicle’s engine. A build-up of particles inside an oil filter can also slow oil flow to the bearings, camshaft and upper valve train components and allow unfiltered oil, possibly containing contaminants, to enter the oil stream and cause accelerated wear on the engine.

Air Filters: An air filter traps particles that could otherwise reduce engine performance. A clogged air filter may restrict air flow into the engine, resulting to a shift away from the optimum air to fuel ratio for combustion, and thus reducing gas mileage.

Fuel Filters: A vehicle’s fuel filter prevents sediment and rust particles sized three microns or larger from entering and blocking the fuel injector. A clogged fuel filter may restrict fuel flow to the engine, resulting in a loss of fuel pressure and horsepower.

Filtration products can be grouped into two distinct categories: heavy-duty and light-duty. Light-duty offerings are further grouped into premium and value products. The following is a description of these categories:

Heavy-Duty: Comprised of filters for heavy-duty and on-and-off-highway applications, including on-highway trucks, residential and non-residential construction equipment, agricultural, energy, mining, forestry and industrial equipment, severe service vehicles, medium-duty vehicles and marine applications. Filtration’s heavy-duty filters are designed to withstand harsh elements and provide for optimal filtration and engine protection in less-than-optimal work environments.

Filtration’s full line of heavy-duty products is a key differentiator versus its light-duty filtration competitors. In contrast to most light-duty competitors, the Company is able to provide customers with a full suite of filtration options. Customers, particularly distributors, derive value from having a one-stop-shop supplier that is capable of providing products for a diverse range of end markets. Furthermore, heavy-duty filtration products are generally more technologically advanced and have higher selling prices than similar light-duty products.

Light-Duty: Filtration’s light-duty offering includes a full line of premium and value line product for light commercial, passenger vehicle, sport utility vehicle motorcycle and all-terrain vehicle (“ATV”) applications. Filtration’s automotive and light truck products are at the forefront of filter technology and performance and are designed to exceed performance demands for the applications in the Company’s product offering.

Premium light-duty products are designed to provide maximum protection for vehicles that are driven under severe or harsh driving conditions, use conventional or synthetic oil and/or change their oil at the Original Equipment (“OE”) recommended mileage. Due to their enhanced design and technology, premium light-duty products carry higher selling prices than value or opening price point (“OPP”) products. Value or OPP light-duty filters are designed for normal driving and oil change intervals of 5,000 miles or less.

Approximately half of Filtration’s sales are in heavy-duty products, while approximately 85% of sales are comprised of premium product, which includes all heavy-duty offerings as well as premium light-duty offerings.

Filtration Sales Channels and Customers

Filtration’s extensive filter product offering fits nearly every car, truck, off-highway and agricultural make and model on the road, allowing Filtration to serve as a full line supplier to the Company’s customers for the Company’s product categories. These customers primarily comprise large aftermarket distributors and retailers selling to professional technicians or installers. Filtration’s customer base also includes OES participants such as ACDelco. Many of Filtration’s customers are leading aftermarket participants, including NAPA, Aftermarket Auto Parts Alliance (the “Alliance”), Uni-Select Inc. and O’Reilly Auto Parts. As an active participant in the aftermarket for more than 60 years, the Company has been successful in maintaining long-standing relationships with many of the Company’s customers.

For the year ended December 31, 2014, approximately 23% of consolidated net sales from continuing operations was derived from the Company’s largest customer, NAPA. See Item 1A. “Risk Factors” for additional information regarding concentration of credit risk with significant customers.

For years the Company has sold to CQ Sourcing, Inc. (“CQ Sourcing”) various CARQUEST branded filters. CQ Sourcing is a subsidiary of General Parts International, Inc. (“General Parts”) that owns and operates stores under the CARQUEST brand and provides services to independently owned stores that operate under the CARQUEST brand. CQ Sourcing was the Company’s third largest customer in terms of annual net sales for the year ended December 31, 2014, representing approximately 5% of consolidated net sales and 8% of Filtration segment net sales. On January 2, 2014, Advance Auto Parts, Inc. (“Advance Auto”) acquired General Parts. Following that acquisition, on August 29, 2014, the Company and CQ Sourcing agreed to end their business relationship effective as of December 31, 2014. The Company’s sales to CQ Sourcing will continue into early 2015 as remaining inventory is relieved, but will not go beyond the first quarter of 2015. As the relationship with CQ Sourcing is winding down, management is implementing plans to replace a portion of the lost business through other distribution channels. While there is no guaranty that these lost sales can be replaced through current or new distribution channels, management has taken actions it believes are appropriate in an effort to lessen the impact of the termination of the CQ Sourcing relationship. Given the nature of distribution channels in the automotive aftermarket and the Company’s brand recognition and broad customer base, management does not believe the termination of this relationship will have a material adverse impact on the Company’s results of operations, financial position or cash flows.

The following table provides a description of the primary sales channels to which the Company supplies Filtration’s products:

Primary Sales Channels	Description	Customers
Traditional	Warehouses and distribution centers that supply local distribution outlets, which sell to professional installers.	NAPA, the Alliance and Uni-Select

Retail	Retail stores, including national chains that sell replacement parts directly to consumers (the DIY market) and to some professional installers.	O’Reilly Auto Parts and AutoZone

OES	Vehicle manufacturers and service departments at vehicle dealerships.	ACDelco, Robert Bosch, TRW Automotive and Chrysler

The traditional channel is the primary source of products for professional installers. The Company believes that the quality and reputation of Filtration’s brands for form, fit, and function promotes significant demand for the Company’s products from these installers and throughout the aftermarket supply chain. The Company has many long-standing relationships with leading distributors in the traditional channel such as NAPA, for whom the Company has manufactured products for nearly 50 years.

As retailers become increasingly focused on consolidating their supplier base, the Company believes that the Company’s broad product offering, product quality, sales and marketing support and customer service capabilities make the Company more valuable to these customers.

Filtration Geographic Regions

The operations of Filtration are comprised of the following geographic regions: North America, which includes the United States, Canada and Mexico, and Europe, South America and Asia.

In North America, there are manufacturing and distribution operations in the U.S. and Mexico and distribution operations in Canada. The majority of products in North America are sold either under the WIX® brand, under private label brands to large aftermarket distributors or OE/OES brands. The product portfolio in North America consists of heavy-duty and light-duty filtration products, which include oil filters, air filters, cabin air filters and fuel filters. During the year ended December 31, 2014, sales of premium products, which include all heavy-duty products as well as premium light-duty products, represent approximately 88% of North America’s net sales. Premium products typically carry higher selling prices and margins than value line products. The North American operations sell products into a broad range of end-markets in the heavy-duty and light-duty categories. Heavy-duty end markets include, but are not limited to, on-highway trucks, construction, industrial, agriculture, marine and energy. Light-duty end markets include passenger cars, small engine and motorcycles. Overall, the broad range of product offerings in North America has resulted in the Company holding the #1 market position in heavy-duty and light-duty aftermarket filtration products.

In Europe, there are manufacturing and distribution operations in Poland and Ukraine, as well as distribution operations in the U.K. and Russia. The products in Europe are sold branded under either the Filtron™ or WIX® brand, under private label brands to aftermarket distributors or OE/OES brands. The product portfolio in Europe consists of premium light-duty and heavy-duty products, including oil filters, air filters, cabin air filters and fuel filters. These products are sold primarily throughout Central and Eastern Europe, with a growing presence in Western Europe. The diverse product offering in Europe has resulted in the Company holding the #1 market position in aftermarket filtration in Central and Eastern Europe.

In South America, there are manufacturing and distribution operations in Venezuela and Brazil. The product portfolio in South America consists primarily of heavy-duty oil filters, cabin air filters and air filters and premium light-duty oil filters, air filters and fuel filters. The majority of filtration products sold in South America are under the WIX® brand.

In Asia, there are manufacturing and distribution operations in China. The product portfolio in Asia consists primarily of branded heavy-duty oil filters, fuel filters and air filters and premium light-duty oil filters, air filters, cabin air filters and fuel filters. The manufacturing facility in China was opened in 2011 and currently manufactures a significant amount of product shipped to the U.S. and Europe. Management is currently focused on improving market presence through identifying potential distributors who are looking to carry a premium brand.

Affinia South America Segment

ASA is a market leader in the distribution and manufacturing of replacement products throughout South America. The segment focuses on distributing and manufacturing products through its operations in Brazil, Argentina and Uruguay. Prior to shutting down operations in the second quarter of 2014, ASA also had operations in Venezuela. ASA consists primarily of Pellegrino and Automotiva, which are the two primary operating units in Brazil and comprise approximately 90% of the total net sales for the segment. The two units are strategically aligned and, while they are operated independently, share the same top level management. See Note 3 to the Consolidated Financial Statements, “Segment Information,” for a further discussion on the Company’s business segments.

ASA operates three manufacturing facilities and 25 warehouses in Brazil, Argentina and Uruguay.

Pellegrino, which represents approximately 60% of ASA’s net sales, is a warehouse distributor that sources products from 60 suppliers of premium products and brands, including, among others, Automotiva, TRW, Bosch, Philips, Mahle. Pellegrino is the second largest warehouse distributor in Brazil, carrying more than 26,000 products across 180 different product categories, including leading brands for light and heavy-duty vehicles, motorcycle parts and accessories. Pellegrino uses its 22 warehouse locations with over 400,000 square feet of warehouse space to service customers in the Northern, Northeastern, Midwestern, and Southern regions of Brazil. To support the continued growth of the business, during 2014, Pellegrino opened up two new warehouse distribution facilities, with plans to open up additional facilities in 2015.

Pellegrino’s core business is within three different segments of the aftermarket: Autoparts, Motorcycle Parts and Accessories. Autoparts, which includes, among other things, engine, suspension, chassis and brake parts, comprises the majority of Pellegrino’s net sales and includes both light duty and heavy-duty product offerings. Additionally, Pellegrino has recently expanded its light duty and heavy-duty product offering to include motorcycle and automotive electronics (e.g. GPS systems, speakers), which are high growth markets that are anticipated to continue to flourish.

Pellegrino has a very fragmented customer base with more than 27,000 customers across 2,500 cities, which represents approximately 95% of the potential market. These customers are primarily comprised of jobber stores, independent repair shops and fleets. With approximately 75% of its customer base consisting of jobber stores, which in turn sell products to thousands of unique installers and end users, Pellegrino’s ultimate sources of sales are highly diversified. As a result, Pellegrino’s top 10 customers only represent approximately 2% of its net sales.

Automotiva, which represents approximately 30% of ASA’s net sales, manufactures shock absorbers in Brazil, and sells outsourced product in Brazil under the Nakata® and Spicer® brands. In addition to direct manufacturing, Automotiva is a leader in the supply of chassis components and driveshaft products, assembling, packaging and branding various components from third-party manufacturers. Automotiva’s manufactured and outsourced products are shipped to warehouse distributors both in Brazil and internationally. Pellegrino is Automotiva’s largest customer. In addition, Automotiva exports to Argentina and to 28 other countries around the world. It has a market leading position in a number of products including Chassis Parts, CV Joints, rear axle sets, universal joint kits, shock absorbers, fuel pumps, and oil pumps.

The remainder of ASA’s business is comprised of manufacturing and distribution operations in Argentina and Uruguay, which represents approximately 10% of ASA’s net sales. The primary product lines manufactured and/or distributed in these regions are brake fluids, brake pads, linings and blocks, antifreeze, shock absorbers, chassis parts and coolants.

ASA products

ASA manufactures and/or distributes products in Brazil, Argentina and Uruguay. ASA has one of the most complete product offerings for under car, transmission, engine management and hard parts for heavy-duty and light-duty vehicles. In addition, ASA offers an extensive line of motorcycle parts and accessories.

ASA Sales Channel and Customers

Pellegrino, a warehouse distributor, sells the majority of its products to retailers and jobber stores, with the balance sold to parties such as auto centers, diesel injection centers, motorcycle retailers, heavy-duty fleets and engine rebuilders. Automotiva’s products are sold to warehouse distributors, which includes Pellegrino, within Brazil and Argentina, and internationally through Brazil’s master distribution centers.

Corporate and Other

While not considered a segment, Corporate and other primarily includes corporate costs not allocated to the segments, interest expense on outstanding senior notes and term loans, stock-based compensation expense associated with outstanding restricted stock units, other costs and intercompany eliminations. Additionally, the results of Affinia Global Sales (“AGS”), which is a sales office located in Miami, Florida, are included in Corporate and other. AGS primarily supports Filtration’s efforts to expand into markets where the Company does not currently have dedicated sales personnel.

Sales by Region

Affinia’s broad range of filtration and other products are primarily sold in North America, Europe, South America and Asia. The Company is also focusing on expanding manufacturing capabilities globally to position the Company to take advantage of global growth opportunities. For information about the Company’s segments and the Company’s sales by geographic region, see Note 3 to the Consolidated Financial Statements, “Segment Information.”

Customer Support

The Company believes that its emphasis on customer support has been a key factor in maintaining its leading market positions. The Company continuously seeks to improve service, order turnaround time, product coverage and order accuracy. In order to maintain the competitiveness of the Company’s existing customers and maximize new sales opportunities, it has extensive product coverage. In turn, this has allowed the Company’s customers to develop a reputation for carrying the parts their customers need, especially for newer vehicles for which warranties may not have expired and aftermarket parts are not generally available.

In addition, as the aftermarket becomes more electronically integrated, customers often prefer to receive their application information electronically as well as in print form. The Company provides both printed and electronic catalog media. The Company also provides products which are problem solvers for professional installers, such as alignment products that allow installers to properly align a vehicle, even though the vehicle was not equipped with adjustment features. The Company provides many other support features, such as technical support hot lines and training and electronic systems which interface with customers and conform to aftermarket industry standards.

Intellectual Property

The Company strategically manages its portfolio of patents, trade secrets, copyrights, trademarks and other intellectual property.

As of December 31, 2014, the Company maintains and has pending approximately 180 patents and patent applications on a worldwide basis. These patents expire over various periods up to the year 2034. The Company does not materially rely on any single patent or group of patents. In addition, it believes that the expiration of any single patent or group of patents will not materially affect its business. The Company has proprietary trade secrets, technology, know-how, processes and other intellectual property rights that are not registered.

Trademarks are important to the Company’s business activities. The Company has a robust worldwide program of trademark registration and enforcement to maintain and strengthen the value of the trademarks and prevent the unauthorized use of the Company’s trademarks. The WIX® trade name is highly recognizable to the public and is a valuable asset. Additionally, the Company uses numerous other trademarks which are registered worldwide or for which it claims common law rights. As of December 31, 2014, the Company has approximately 600 active trademark registrations and applications worldwide.

Raw Materials and Manufactured Components

The Company uses a broad range of raw materials in its products, including steel, steel-related components, filtration media, aluminum, brass, iron, rubber, resins, plastics, paper and packaging materials. In addition, the Company purchases parts manufactured by other manufacturers for sale in the aftermarket. The Company has not experienced any significant shortages of raw materials, components or finished parts and normally does not carry inventories of raw materials or finished parts in excess of those reasonably required to meet its production and shipping schedules. In 2014, no outside supplier of the Company provided products that accounted for more than 10% of the Company’s annual purchases.

Seasonality

The Company’s business is moderately seasonal and the aftermarket may experience fluctuations in sales due to demands caused by weather and driving patterns. In a typical year, the Company builds inventory during the first and second quarters to accommodate the Company’s peak sales during the second and third quarters. The Company’s working capital requirements therefore tend to be highest from March through August. In periods of weak sales, inventory can increase beyond typical levels, as the Company’s product delivery lead times are less than two days while certain components it purchases from overseas require lead times of approximately 90 days.

Backlog

Substantially all of the orders on hand at December 31, 2014 are expected to be filled during 2015. Management does not view the backlog as being insufficient, excessive or problematic, or a significant indication of 2015 sales.

Research and Development Activities

Information regarding research and development activities are discussed in Note 2 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies.”

Competition

The light duty filter aftermarket is comprised of several large U.S. manufacturers that compete with the Company, including United Components, Inc. under the brand name Champ, FRAM Group, LLC under the brand name FRAM and Purolator Filters NA LLC under the brand name Purolator, along with several international light duty filter suppliers such as Mahle Filtersysteme Gmbh and The Mann+Hummel Group. The heavy-duty filter aftermarket is comprised of several manufacturers that compete with the Company, including Cummins, Inc. under the brand name Fleetguard, CLARCOR Inc. under the brand name Baldwin and Donaldson Company Inc. under the brand name Donaldson and Champion Laboratories under the brand name Luber-finer. ASA competitors include Dpk Distribuidora de Pecas, Ltda, Pacaembu Autopeças, Polipeças Comercial e Importadora Ltda and Comdip Comercial Distribuidora de Peças Ltda. The Company competes on, among other things, quality, price, service, brand reputation, delivery, technology and product offerings.

Employees

As of December 31, 2014, the Company had 5,543 employees, of whom 2,135 were employed in North America, 1,747 were employed in South America, 1,441 were employed in Europe and 220 were employed in Asia. Approximately 38% of employees are salaried and approximately 62% of employees are hourly.

Environmental Matters

The Company is subject to a variety of federal, state, local and foreign environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the emission of noise and odors, the management and disposal of hazardous substances or wastes, the clean-up of contaminated sites and human health and safety. Some of the Company’s operations require environmental permits and controls to prevent or reduce air and water pollution, and these permits are subject to modification, renewal and revocation by issuing authorities. Contamination has been discovered at certain of the Company’s owned properties, which is currently being monitored and/or remediated. The Company is not aware of any contaminated sites which the Company believes will result in material liabilities; however, the discovery of additional remedial obligations at these or other sites could result in significant liabilities. ASC Topic 410, “Asset Retirement and Environmental Obligations,” requires that a liability for the fair value of an Asset Retirement Obligation (“ARO”) be recognized in the period in which it is incurred if it can be reasonably estimated, with the offsetting associated asset retirement costs capitalized as part of the carrying amount of the long-lived asset.

In addition, many of the Company’s current and former facilities are located on properties with long histories of industrial or commercial operations. Because some environmental laws can impose liability for the entire cost of clean-up upon any of the current or former owners or operators, regardless of fault, the Company could become liable for investigating or remediating contamination at these properties if contamination requiring such activities is discovered in the future. The Company has incurred environmental remediation costs associated with the comprehensive restructuring and the acquisition restructuring.

The Company is also subject to the U.S. Occupational Safety and Health Act and similar state and foreign laws regarding worker safety. The Company believes that the Company is in substantial compliance with all applicable environmental, health and safety laws and regulations. Historically, the Company’s costs of achieving and maintaining compliance with environmental and health and safety requirements have not been material to the Company’s operations.

Internet Availability

Available free of charge through the Company’s internet website, www.affiniagroup.com, under the investor relations tab are the Company’s recent filings of forms 10-K, 10-Q, 8-K and amendments to those reports filed with the Securities and Exchange Commission. These reports can be found on the Company’s internet website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The information contained on or connected to the Company’s website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with the SEC.

Item 1A.	Risk Factors

If any of the following events discussed in the following risks were to occur, the Company’s results of operations, financial conditions, and/or cash flows could be materially affected. Additional risks and uncertainties not presently known by the Company may also constrain its business operations.

Risks Relating to the Company’s Industry and The Company’s Business

Domestic and global economic conditions, including conditions in the global capital and credit markets, have affected and may continue to materially and adversely affect the Company’s business, financial condition and/or results of operations, as well as the Company’s ability to access credit and have affected and may continue to materially and adversely affect the financial soundness of the Company’s customers and suppliers.

The Company’s business and operating results have been, and in the future may be affected by domestic and global economic conditions, including conditions in the global capital and credit markets. Domestic and global economies, including in South America where the Company has significant sales, continue to experience periods of significant uncertainty, characterized by very weak or negative economic growth, high unemployment, reduced spending by consumers and businesses, bankruptcy, collapse or sale of various financial institutions and a considerable level of intervention from the United States federal government and various foreign governments. Downgrades of long-term sovereign debt issued by the United States and various European countries by Standard & Poor’s, Moody’s and other rating agencies could also affect global and domestic financial markets and economic conditions. Recessionary conditions, if experienced in the future, could materially and adversely affect the demand for the Company’s products and services and, therefore, reduce purchases by customers, and negatively affect revenue growth and cause a decrease in the Company’s profitability.

Although many vehicle maintenance and repair expenses are non-discretionary, difficult economic conditions may reduce miles driven and thereby increase periods between maintenance and repairs. In addition, interest rate fluctuations, financial market volatility or credit market disruptions may limit the Company’s access to capital, and may also negatively affect the Company’s customers’ and suppliers’ ability to obtain credit to finance their businesses on acceptable terms. As a result, the Company’s customers’ need for and ability to purchase its products or services may decrease, and its suppliers may increase their prices, reduce their output or change their terms of sale. If the Company’s customers’ or suppliers’ operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, its customers may not be able to pay, or may delay payment of, accounts receivable owed to the Company, and its suppliers may restrict credit or impose different payment terms. Any inability of customers to pay for the Company’s products and services, or any demands by suppliers for different payment terms, may materially and adversely affect the its earnings and cash flow.

If economic conditions deteriorate, the Company’s results of operations or financial condition could limit its ability to take actions pursuant to certain covenants in the Company’s debt agreements that are tied to ratios based on the Company’s financial performance. Such covenants include the Company’s ability to incur additional indebtedness, make investments or pay dividends.

The Company’s business could be materially and adversely affected if the Company lost any of its larger customers.

For the year ended December 31, 2014, approximately 23% of the Company’s net sales from continuing operations were to NAPA. To compete effectively, the Company must continue to satisfy this and other customers’ pricing, service, technology and increasingly stringent quality and reliability requirements. Additionally, the Company’s revenues may be affected by decreases in NAPA’s business or market share. Consolidation among the Company’s customers may also negatively impact the business. For example, CQ Sourcing, a subsidiary of General Parts, represented the Company’s third largest customer for the year ended December 31, 2014. Following Advance Auto’s acquisition of General Parts on January 2, 2014, the Company and CQ Sourcing agreed to end their business relationship effective December 31, 2014. While the Company intends to continue to focus on retaining and winning all of its other customers’ business, the Company may not succeed in doing so. The Company cannot provide any assurance as to the amount of future business with any customers. Although business with any given customer is typically split among numerous contracts, the loss of, or significant reduction in, purchases by one of those major customers could materially and adversely affect the Company’s business, financial condition and results of operations.

Increases in crude oil and gasoline prices could reduce global demand for and use of automobiles and increase the Company’s costs, which could have a material and adverse effect on the Company’s business, financial condition and results of operations.

Significant increases in the price of crude oil have historically been a contributing factor to the periodic reduction in the global demand for and use of automobiles. The price of crude oil experienced a significant decrease in 2014. An increase in the price of crude oil in the future could reduce global demand for and use of automobiles and continue to shift customer demand away from larger cars and light trucks (including sport utility vehicles (“SUVs”), which the Company believes has more frequent replacement intervals for its products, which could have a material and adverse effect on its business, financial condition and results of operations. In the past, demand for traditional SUVs and vans declined when gasoline prices increased. If gasoline prices increased, or if total miles driven were to decrease for a number of years, it could have a material and adverse effect on the Company’s business, financial condition and/or results of operations. Further, as higher gasoline prices result in a reduction in discretionary spending for auto repair by the end users of the Company’s products, its results of operations have been, in the past and could in the future be impacted. Additionally, higher gasoline prices could have a material adverse impact on the Company’s freight expenses, which could lower the its profit margin.

The shift in demand from premium to economy brands may require the Company to produce value products at the expense of premium products, resulting in lower prices, thereby reducing the Company’s margins and decreasing the Company’s net sales.

The Company estimates that a majority of its net sales are currently derived from products it considers to be premium products. Shifts in demand from premium products, on which the Company can generally command premium pricing and generate enhanced margins, to value products could have a material adverse impact on its financial position, results of operations and cash flows. If such a shift occurs, the Company could be forced to expand its production and/or purchases of value products at competitive prices. In addition, the Company could be forced to further reduce its prices to remain competitive, in which case its margins will decrease unless it makes corresponding reductions in its cost structure.

The Company is subject to increasing pricing pressure from imports, particularly from lower labor cost countries.

Price competition from other aftermarket manufacturers particularly those based in lower labor cost countries, such as China, have historically played a role and may play an increasing role in the aftermarket sectors in which the Company competes. While aftermarket manufacturers in these locations have historically competed primarily in markets for less technologically advanced products and manufactured a limited number of products, many are expanding their manufacturing capabilities to produce a broad range of lower labor cost, higher quality products and provide an expanded product offering. In the future, competitors in Asia or other lower labor cost sources may be able to effectively compete in the Company’s premium markets and produce a wider range of products which may force the Company to move additional manufacturing capacity offshore and/or lower its prices, reducing margins and/or decreasing the Company’s net sales.

Increasing costs for manufactured components, raw materials and energy prices may materially and adversely affect the Company’s business, financial condition and results of operations.

The Company uses a broad range of manufactured components and raw materials in its products, including raw steel, steel-related components, filtration media, aluminum, brass, iron, rubber, resins, plastics, paper and packaging materials. Materials comprise the largest component of the Company’s manufactured goods cost structure. Increases in the price of these items could materially increase the Company’s operating costs and materially and adversely affect profit margins. In addition, in connection with passing through steel and other raw material price increases to the Company’s customers, there has typically been a delay of up to several months in the Company’s ability to increase prices, which has temporarily impacted profitability. In the future, it may be difficult to pass further price increases on to the Company’s customers, especially if the Company experiences additional cost increases soon after implementing price increases. In addition, the Company has experienced longer than typical lead times in sourcing some of its steel-related components and certain finished products, which has caused it to buy from non-preferred vendors at higher costs.

If the Company’s customers seek more expansive return policies or practices, such as extended payment terms, the Company’s cash flows and results of operations could be materially and adversely affected.

The Company is subject to product returns from customers, some of which manage their excess inventory by returning product to the Company. The Company’s agreements with its customers typically include provisions that permit its customers to return specified levels of their purchases. Returns on a continuing operations basis have historically represented less than 1% of the Company’s sales. If returns from the Company’s customers significantly increase, the business, financial condition and results of operations may be materially and adversely affected. In addition, some customers in the aftermarket are pursuing ways to shift their costs of working capital, including extending payment terms. To the extent customers extend payment terms, the Company’s cash flows and results of operations may be materially and adversely affected.

The Company is subject to other risks associated with its non-U.S. operations.

The Company has significant manufacturing operations outside the United States. In 2014, approximately 55% of the Company’s net sales from continuing operations originated outside the United States. In addition, many of its manufacturing operations, suppliers and employees are located outside the United States. Since the Company’s growth strategy depends in part on its ability to further penetrate markets outside the United States and increase the localization of its products and services, the Company expects to continue to increase its sales and presence outside the United States, particularly in high-growth markets. The Company’s international business (and particularly its business in high-growth markets) is subject to risks that are customarily encountered in non-U.S. operations, including:

•	multiple regulatory requirements that are subject to change and that could restrict the Company’s ability to manufacture, market or sell its products;

•	differences in terms of sale, including payment terms;

•	limitations on ownership and on repatriation of earnings and cash;

•	the potential for nationalization of enterprises;

•	inflation, recession, fluctuations in foreign currency exchange and interest rates and discriminatory fiscal policies;

•	trade protection measures, including increased duties and taxes, and import or export licensing requirements;

•	price controls;

•	exposure to possible expropriation or other government actions;

•	differing local product preferences and product requirements;

•	difficulty in establishing, staffing and managing operations;

•	differing labor regulations;

•	changes in medical reimbursement policies and programs;

•	difficulties in implementing restructuring actions on a timely or comprehensive basis;

•	potentially negative consequences from changes in or interpretations of tax laws;

•	political and economic instability and possible terrorist attacks against American interests;

•	enforcement of remedies in various jurisdictions; and

•	diminished protection of intellectual property in some countries.

These and other factors may have a material and adverse effect on the Company’s international operations or on its business, financial condition and results of operations. In addition, the Company may experience net foreign exchange losses due to currency fluctuations.

The Company is exposed to risks related to its receivables factoring arrangements.

The Company has entered into agreements with third-party financial institutions to factor on a non-recourse basis certain receivables. The terms of the factoring arrangements provide for the factoring of certain U.S. Dollar-denominated or Canadian Dollar-denominated receivables, which are purchased at the face amount of the receivable discounted at the annual rate of LIBOR plus a bank-determined spread on the purchase date. The amount factored is not contractually defined by the factoring arrangements and the Company’s use will vary each month based on the amount of underlying receivables and its cash flow needs. For the years ended December 31, 2014 and 2013, the Company factored $467 million and $541 million of receivables, respectively, and incurred costs on factoring of $4 million for each of the years ended December 31, 2014 and 2013. Results for 2013 included the Company’s Chassis group for periods prior to its sale. Accounts receivable factored by the Company are accounted for as a sale and removed from the balance sheet at the time of factoring. If any of the financial institutions with which the Company has factoring arrangements experience financial difficulties or are otherwise unable or unwilling to honor the terms of, or otherwise terminate, its factoring arrangements, the Company may experience material and adverse economic losses due to the impact of such failure on its liquidity, which could have a material and adverse effect upon its financial condition, results of operations and cash flows.

The Company may incur material losses and costs as a result of product liability and warranty and recall claims that may be brought against the Company.

The Company may be exposed to product liability and warranty claims in the event that its products actually or allegedly fail to perform as expected or the use of the Company’s products results, or is alleged to result, in bodily injury and/or property damage.

Accordingly, the Company could experience material warranty or product liability losses in the future and incur significant costs to defend these claims.

In addition, if any of the Company’s products are, or are alleged to be, defective, it may be required to participate in a recall of that product if the defect or the alleged defect relates to vehicle safety. The Company’s costs associated with any product recall or with providing product warranties could be material. Product liability, warranty and recall costs may have a material and adverse effect on the Company’s business, financial condition and results of operations. The Company’s insurance may not be sufficient to cover such costs.

As a result of the consolidation driven by improved logistics and data management, distributors have reduced their inventory levels, which have reduced and could continue to reduce the Company’s sales.

Warehouse distributors have consolidated through acquisition and rationalized inventories, while streamlining their distribution systems through more timely deliveries and better data management. The corresponding reduction in purchases by distributors has negatively impacted the Company’s sales. Further consolidation or improvements in distribution systems could have a similar material and adverse impact on the Company’s sales.

The Company is subject to costly regulation, particularly in relation to environmental, health and safety matters, which could materially and adversely affect the Company’s business, financial condition and results of operations.

The Company is subject to a substantial number of costly regulations. In particular, the Company is required to comply with frequently changing and increasingly stringent requirements of federal, state and local environmental and occupational safety and health laws and regulations in the United States and other countries, including those governing emissions to air, discharges to air and water, and the creation and emission of noise and odor; the generation, handling, storage, transportation, treatment and disposal of waste materials; and the cleanup of contaminated properties and occupational health and safety. The Company could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, third-party property damage or personal injury claims, or costs to upgrade or replace existing equipment, as a result of violations of or liabilities under environmental, health and safety laws or non-compliance with environmental permits required at its facilities. In addition, many of the Company’s current and former facilities are located on properties with long histories of industrial or commercial operations. Because some environmental laws may impose joint and several liabilities for the entire cost of cleanup upon any of the current or former owners or operators, regardless of fault, the Company could become liable for investigating and/or remediating contamination at these properties if contamination requiring such activities is discovered in the future. The Company cannot assure that it has been, or will at all times be, in complete compliance with all environmental requirements, or that it will not incur material costs or liabilities in connection with these requirements in excess of amounts the Company has reserved. In addition, environmental requirements are complex, change frequently and have tended to become more stringent over time. These requirements may change in the future in a manner that could have a material and adverse effect on the Company’s business, financial condition and results of operations. The Company has made and will continue to make expenditures to comply with environmental requirements. These requirements, responsibilities and associated expenses and expenditures, if they continue to increase, could have a material and adverse effect on the Company’s business and results of operations. While the Company’s costs to defend and settle claims arising under environmental laws in the past have not been material, the Company cannot assure you that this will remain the case in the future. For more information about the Company’s environmental compliance and potential environmental liabilities, see “Item 1. Business—Environmental Matters” and “Item 3. Legal Proceedings.”

The Company’s operations would be materially and adversely affected if it is unable to purchase raw materials, manufactured components or equipment from its suppliers.

Because the Company purchases from suppliers various types of raw materials, finished goods, equipment and component parts, the Company may be materially and adversely affected by the failure of those suppliers to perform as expected. This non-performance may consist of delivery delays or failures caused by production issues or delivery of non-conforming products. The risk of non-performance may also result from the insolvency or bankruptcy of one or more of the Company’s suppliers. The Company’s suppliers’ ability to supply products to the Company is also subject to a number of risks, including availability of raw materials, such as steel, destruction of their facilities or work stoppages. In addition, the Company’s failure to promptly pay, or order sufficient quantities of inventory from, the Company’s suppliers may increase the cost of products it purchases or may lead to suppliers refusing to sell products to the Company at all. The Company’s efforts to protect against and to minimize these risks may not always be effective.

The Company’s intellectual property portfolio could be subject to legal challenges and it may be subject to certain intellectual property claims.

The Company has developed and is continuing to develop a considerable amount of proprietary technology in the replacement products industry and rely on intellectual property laws of the United States and other countries to protect such technology. In doing so, the Company incurs ongoing costs to enforce and defend its intellectual property. The Company has from time to time been involved in litigation regarding patents and other intellectual property. The Company may be subject to material intellectual property claims in the future or it may incur significant costs or losses related to such claims, including payments for licenses that may not be available on reasonable terms, if at all. The Company’s proprietary rights may be challenged, invalidated or circumvented. Moreover, third parties may independently develop technology or other intellectual property that is comparable with or similar to the Company’s own technology and it may not be able to prevent the use of it.

The Company’s success depends in part on its development of improved products, and its efforts may fail to meet the needs of customers on a timely or cost-effective basis.

The Company’s continued success depends on its ability to maintain advanced technological capabilities, machinery and knowledge necessary to adapt to changing market demands as well as to develop and commercialize innovative products. The Company cannot assure that it will be able to develop new products as successfully as in the past or that it will be able to keep pace with technological developments by its competitors and the industry generally. In addition, the Company may develop specific technologies and capabilities in anticipation of customers’ demands for new innovations and technologies. If such demand does not materialize, the Company may be unable to recover the costs incurred in such programs. If the Company is unable to recover these costs or if any such programs do not progress as expected, its business, financial condition or results of operations could be materially and adversely affected.

The introduction of new and improved products and services may reduce the Company’s future sales.

Improvements in technology and product quality may extend the longevity of vehicle component parts and delay aftermarket sales. In particular, in the Company’s oil filter business the introduction of oil change indicators and the use of synthetic motor oils may further extend oil filter replacement cycles. The continued development and sale of electric, fuel cell and hybrid automobiles may pose a long-term risk to the Company’s business because these vehicles may alter demand for its primary product lines. In addition, the introduction by OEMs of increased warranty and maintenance service initiatives, which are gaining popularity, have the potential to decrease the demand for the Company’s products in the traditional and retail sales channels.

Any dispositions the Company makes could disrupt the Company’s business and materially and adversely affect the Company’s business, financial condition and results of operations.

The Company may, from time to time, consider dispositions of existing lines of business. For example, the Company distributed its Brake North America and Asia group to the shareholders of Holdings in 2012 and the Company completed the sale of its Chassis group on May 1, 2014. Dispositions involve numerous risks, including the diversion of the Company’s management’s attention from other business concerns and potential adverse effects on existing business relationships with current customers and suppliers. Any of these factors could result in a material adverse effect on the Company’s business, financial condition and results of operations.

Any acquisitions the Company makes could disrupt the Company’s business and materially and adversely affect the Company’s business, financial condition and results of operations.

The Company may, from time to time, consider acquisitions of complementary companies, products or technologies. Acquisitions involve numerous risks, including the diversion of management’s attention from other business concerns and potential adverse effects on existing business relationships with current customers and suppliers. Any acquisitions could present difficulties in the assimilation of the acquired business and involve the incurrence of substantial additional indebtedness. The Company cannot assure that it will be able to successfully integrate any acquisitions that it pursues or that such acquisitions will perform as planned or prove to be beneficial to the Company’s operations and cash flow. Any of these factors could result in a material adverse effect on the Company’s business, financial condition and results of operations.

Cypress controls the Company and may have conflicts of interest with the Company or the holders of the Company’s notes in the future.

Cypress beneficially owns 61% of the outstanding shares of the Company’s common stock. As a result, Cypress has control over the Company’s decisions to enter into any corporate transaction and has the ability to prevent any transaction that requires the approval of stockholders regardless of whether or not other stockholders or note holders believe that any such transactions are in their own best interests. Additionally, Cypress is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with the Company. Cypress may also pursue, for its own account, acquisition opportunities that may be complementary to the Company’s business, and, as a result those acquisition opportunities may not be available to the Company. So long as Cypress continues to own a significant number of the outstanding shares of the Company’s common stock, even if such number is less than 50%, it will continue to be able to strongly influence or effectively control the Company’s decisions, including director and officer appointments, potential mergers and acquisitions, asset sales and other significant corporate transactions.

The Company’s ability to maintain its ongoing operations could be impaired.

To be successful and achieve the Company’s objectives under its strategic plan, the Company must retain qualified personnel, including its senior management, and hire new talent necessary to maintain the Company’s ongoing operations. An inability to retain key employees could have a material adverse effect on the Company’s business. Accordingly, the Company may fail to maintain its ongoing operations, or execute its strategic plan if the Company is unable to manage such changes effectively.

The Company may be required to recognize impairment charges for its long-lived assets, which include fixed assets, intangible assets, and goodwill.

At December 31, 2014, the net carrying value of long-lived assets (property, plant and equipment) totaled $123 million. In accordance with GAAP, long-lived assets shall be tested for recoverability whenever events or changes in circumstances, such as, significant negative industry or economic trends, disruptions to the Company’s business, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines indicate that its carrying amount may not be recoverable and may result in charges to long-lived asset impairments. Future impairment charges could significantly affect the Company’s results of operations in the periods recognized. Impairment charges would also reduce the Company’s consolidated net worth and increase its debt to total capitalization ratio, which could negatively impact the Company’s access to the public debt and equity markets.

The Company has $56 million of recorded intangible assets and goodwill on its consolidated balance sheet as of December 31, 2014. These assets may become impaired with the loss of significant customers or a decline of profitability. In assessing the recoverability of goodwill, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective reporting unit. If these estimates or related projections change in the future, the Company may be required to record impairment charges for goodwill at that time. If the Company’s trade names carrying values exceed fair value, the Company will be required to record an impairment charge.

While the Company’s intangibles with definite lives may not be impaired, the useful lives are subject to continual assessment, taking into account historical and expected losses of relationships that were in the base at time of acquisition. This assessment may result in a reduction of the remaining useful life of these assets, resulting in potentially significant increases to non-cash amortization expense that is charged to the Company’s consolidated statement of operations. An intangible asset or goodwill impairment charge, or a reduction of amortization lives, could have a material adverse effect on the Company’s results of operations.

Business disruptions could materially and adversely affect the Company’s future sales and financial condition or increase the Company’s costs and expenses.

The Company’s business may be disrupted by a variety of events or conditions, including, but not limited to, threats to physical security, acts of terrorism, labor stoppages or disruptions, raw material shortages, natural and man-made disasters, information technology failures and public health crises. Any of these disruptions could affect the Company’s internal operations or services provided to customers, and could impact its sales, increase expenses or materially and adversely affect the Company’s reputation.

Foreign exchange rate fluctuations could cause a decline in the Company’s financial condition, results of operations and cash flows.

As a result of the Company’s international operations, it is subject to risk because the Company generates a significant portion of its revenues and incurs a significant portion of its expenses in currencies other than the U.S. Dollar. The Company’s international presence is most significant in Brazil, Canada, China, Mexico, Poland and Venezuela. To the extent that the Company has significantly more costs than revenues generated in a foreign currency, it is subject to risk if the foreign currency appreciates because the appreciation effectively increases the Company’s cost in that country to a greater extent than its revenues. To the extent that the Company is unable to match revenues received in foreign currencies with costs paid in the same currency, foreign exchange rate fluctuations in that currency could have a material and adverse effect on the Company’s financial condition, results of operations and cash flows. In addition, the financial condition, results of operations and cash flows of some of the Company’s operating entities are reported in foreign currencies and then translated into U.S. Dollars at the applicable foreign exchange rate for inclusion in the Company’s consolidated financial statements. As a result, appreciation of the U.S. Dollar against these foreign currencies generally will have a negative impact on the Company’s reported sales and profits.

The Company uses a combination of natural hedging techniques and financial derivatives to protect against certain foreign currency exchange rate risks. Such hedging activities may be ineffective or may not offset more than a portion of the adverse financial impact resulting from foreign currency variations. Gains or losses associated with hedging activities also may negatively impact operating results.

Entering new markets poses new competitive threats and commercial risks.

In recent years the Company has sought to expand its manufacturing and sales into new markets. Expanding into new markets requires investments and resources that may not be available as needed. The Company cannot guarantee that it will be successful in leveraging its capabilities to compete favorably in new markets or that the Company will be able to recoup its significant investments in expansion projects. If the Company’s customers in new markets experience reduced demand for their products or financial difficulties, the Company’s future prospects will be negatively affected as well.

The mix of profits and losses in various jurisdictions may have an impact on the Company’s overall tax rate, which in turn, may materially and adversely affect its profitability.

Tax expenses and benefits are determined separately for each of the Company’s taxpaying entities or groups of entities that is consolidated for tax purposes in each jurisdiction. Losses in such jurisdictions may provide no current financial statement tax benefit. As a result, changes in the mix of projected profits and losses between jurisdictions, among other factors, could have a significant impact on the Company’s overall effective tax rate.

The value of the Company’s deferred tax assets could become impaired, which could materially and adversely affect the Company’s operating results.

As of December 31, 2014, the Company had $117 million in net deferred tax assets. These deferred tax assets include net operating loss carryforwards that can be used to offset taxable income in future periods and reduce income taxes payable in those future periods. The Company periodically determines the probability of the realization of deferred tax assets, using significant judgments and estimates with respect to, among other things, historical operating results, expectations of future earnings and tax planning strategies. If the Company determines in the future that there is not sufficient positive evidence to support the valuation of these assets, due to the factors described above or other factors, the Company may be required to further adjust the valuation allowance to reduce the Company’s deferred tax assets. Such a reduction could result in material non-cash expenses in the period in which the valuation allowance is adjusted and could have a material and adverse effect on the Company’s results of operations.

The Company’s ability to utilize its net operating loss carryforwards may be limited and delayed. As of December 31, 2014, the Company had U.S. net operating loss carryforwards of $304 million. Certain provisions of the Internal Revenue Code of 1986, as amended could limit the Company’s annual utilization of the net operating loss carryforwards. There can be no assurance that the Company will be able to utilize all of its net operating loss carryforwards and any subsequent net operating loss carryforwards in the future.

The Company must successfully maintain and/or upgrade its information technology systems.

The Company relies on various information technology systems to manage its operations. The Company is currently implementing modifications and upgrades to its systems, including making changes to legacy systems, replacing legacy systems with successor systems with new functionality and acquiring new systems with new functionality. These types of activities subject the Company to inherent costs and risks associated with replacing and changing these systems, including impairment of its ability to fulfill customer orders, potential disruption of the Company’s internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time, and other risks and costs of delays or difficulties in transitioning to new systems or of integrating new systems into the Company’s current systems. The Company’s system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, if not anticipated and appropriately mitigated, the implementation of new technology systems may cause disruptions in the Company’s business operations and have an adverse effect on the Company’s business and operations.

The Company’s international operations are subject to political and economic risks of developing countries and special risks associated with doing business in corrupting environments.

The Company designs, manufactures, distributes and markets a broad range of aftermarket products in various regions, some of which are less developed, have less stability in legal systems and financial markets and are generally recognized as potentially more corrupt business environments than the United States, and therefore present greater political, economic and operational risks. The Company has in place certain policies, procedures and certain ongoing training of employees with regard to business ethics and many key legal requirements, such as applicable anti-corruption laws, including the U.S. Foreign Corrupt Practices Act (the “FCPA”), which make it illegal for the Company to give anything of value to foreign officials in order to obtain or retain any business or other advantages; however, there can be no assurance that the Company’s employees will adhere to the Company’s code of business conduct and ethics or any other of the Company’s policies, applicable anti-corruption laws, including the FCPA, or other legal requirements. If the Company fails to enforce its policies and procedures properly or fail to maintain adequate record-keeping and internal accounting practices to accurately record the Company’s transactions, the Company may be subject to regulatory sanctions. In the event that the Company believes or has reason to believe that its employees have or may have violated applicable anti-corruption laws, including the FCPA, or other laws or regulations, the Company is required to investigate or have outside counsel investigate the relevant facts and circumstances, and if violations are found or suspected the Company could face civil and criminal penalties, and significant costs for investigations, litigation, fees, settlements and judgments, which in turn could have a material and adverse effect on the Company’s business.

Risks Relating to The Company’s Indebtedness

The Company’s substantial leverage could harm its business by limiting the Company’s available cash and its access to additional capital and, to the extent of the Company’s variable rate indebtedness, exposing the Company to interest rate risk.

On April 25, 2013, the Company refinanced its existing notes and credit facilities and made a distribution to Holdings, the Company’s shareholder. The refinancing consisted of the issuance of $250 million aggregate principal amount 7.75% Senior Notes due May 1, 2021 (the “Senior Notes”), a $200 million term loan due April 25, 2016 (“Term Loan B-1”), a $470 million term loan due April 25, 2020 (“Term Loan B-2,” and together with Term Loan B-1, the “Term Loans”), the proceeds of which the Company used, together with $31 million of cash on hand, to redeem the Company’s 10.75% Senior Secured Notes due 2016 (the “Secured Notes”), redeem its 9% Senior Subordinated Notes due 2014 (the “Subordinated Notes”), pay fees and expenses in connection with the refinancing transaction and make a $350 million distribution to Holdings. As a result of this refinancing, the Company is highly leveraged. This leverage may limit the Company’s ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions, restructuring and general corporate or other purposes, limit the Company’s ability to adjust to changing market conditions and place it at a competitive disadvantage compared to its less leveraged competitors. Further volatility in the credit markets could adversely impact the Company’s ability to obtain favorable terms on financing in the future. In addition, a substantial portion of the Company’s cash flows from operations must be dedicated to the payment of principal and interest on its indebtedness and is not available for other purposes, including the Company’s operations, capital expenditures and future business opportunities. The Company may be more vulnerable than a less leveraged company to a downturn in the general economic conditions or in the Company’s business, or it may be unable to carry out capital spending that is important to its growth. The Company may be vulnerable to interest rate increases, as certain of its borrowings, including those under the Company’s ABL Revolver, are at variable rates. The Company can give no assurance that its business will generate sufficient cash flow from operations, that revenue growth or operating improvements will be realized, or that future borrowings will be available under the Company’s ABL Revolver in an amount sufficient to enable the Company to service its indebtedness or to fund other liquidity needs.

The Company may not be able to generate sufficient cash to service all of its indebtedness and may be forced to take other actions to satisfy its obligations under the Company’s indebtedness, which actions may not be successful.

The Company’s ability to make scheduled payments or to refinance its debt obligations depends on the Company’s financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond its control. The Company may not be able to maintain a level of cash flow from operating activities sufficient to permit the Company to pay the principal and interest on the Company’s indebtedness. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

If the Company’s cash flows and capital resources are insufficient to fund the Company’s debt service obligations, it may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or seek to restructure or refinance its indebtedness. These alternative measures may not be successful and may not permit the Company to meet its scheduled debt service obligations. In the absence of such operating results and resources, the Company could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet the Company’s debt service and other obligations. The Company’s ABL Revolver, Term Loans and the indentures governing the Company’s notes restrict its ability to use the proceeds from asset sales. The Company may not be able to consummate those asset sales to raise capital or sell assets at prices that the Company believes are fair, and proceeds that it does receive may not be adequate to meet any debt service obligations then due.

Despite the Company’s current indebtedness levels, it may still be able to incur substantially more debt, which could further exacerbate the risks associated with the Company’s substantial leverage.

The Company and its subsidiaries may be able to incur additional indebtedness in the future. Although the terms of the agreements governing the Company’s debt instruments contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. As of December 31, 2014, the Company had $72 million of borrowing capacity available under the ABL Revolver after giving effect to $7 million in outstanding letters of credit, none of which was drawn against, and less than $1 million for borrowing base reserves. If the Company incurs additional debt above the levels currently in effect, the risks associated with the Company’s leverage, including those described above, would increase.

The terms of the Company’s debt covenants could limit how the Company conducts its business and its ability to raise additional funds.

The agreements that govern the terms of the Company’s debt, including the indenture governing its notes and the credit agreements that govern the Company’s Senior Credit Facilities, contain, and the agreements that govern its future indebtedness may contain, covenants that, among other things, limit or restrict the Company’s ability and the ability of the Company’s subsidiaries to:

•	incur and guarantee indebtedness or issue disqualified stock or preferred stock;

•	repay subordinated indebtedness prior to its stated maturity;

•	pay dividends or make other distributions on or redeem or repurchase the Company’s stock;

•	issue capital stock;

•	change the Company’s line of business;

•	designate subsidiaries as unrestricted subsidiaries;

•	make certain investments or acquisitions;

•	create liens;

•	sell assets or merge with or into other companies;

•	enter into transactions with stockholders and affiliates;

•	make capital expenditures; and

•	restrict dividends, distributions or other payments from the Company’s subsidiaries.

There are limitations on the Company’s ability to incur the full $175 million of commitments under the ABL Revolver. Borrowings under its ABL Revolver are limited by a specified borrowing base consisting of, among other things, a percentage of eligible accounts receivable and inventory, less customary reserves. Subject to certain conditions, the commitments under the ABL Revolver may be increased by up to $50 million.

In addition, under the ABL Revolver, as amended and restated, a covenant trigger would occur if an event of default occurs or excess availability under the ABL Revolver is at any time less than the greater of 10% of the total borrowing base at such time and $10 million, and shall continue until such time thereafter as no event of default shall have existed and as excess availability shall have exceeded such threshold amount, in each case, at all times during a 30 consecutive day period. If the covenant trigger were to occur, the Company would be required to satisfy and maintain a fixed charge coverage ratio of at least 1.0x, measured for the last twelve-month period. The Company’s ability to meet the required fixed charge coverage ratio can be affected by events beyond the Company’s control, and the Company cannot assure you that the Company will meet this ratio. A breach of this covenant or of any other covenant applicable to the ABL Revolver could result in a default thereunder.

Moreover, the ABL Revolver provides the lenders considerable discretion to impose reserves, which could materially impair the amount of borrowings that would otherwise be available to the Company. There can be no assurance that the lenders under the ABL Revolver will not impose such actions during the term of the ABL Revolver and further, were they to do so, the resulting impact of this action could materially and adversely impair the Company’s ability to make interest payments on the notes.

A breach of the covenants or restrictions under the indenture governing the notes or the credit agreements that govern the Senior Credit Facilities could result in a default under the applicable indebtedness. Such default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the Company’s ABL Revolver would permit the lenders under the Company’s ABL Revolver to terminate all commitments to extend further credit under that facility. Furthermore, if the Company was unable to repay the amounts due and payable under the Company’s Senior Credit Facilities, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event the Company’s lenders and noteholders accelerate the repayment of the Company’s borrowings, the Company cannot assure that it and its subsidiaries would have sufficient assets to repay such indebtedness. As a result of these restrictions, the Company may be:

•	limited in how the Company conducts its business;

•	unable to raise additional debt or equity financing to operate during general economic or business downturns; or

•	unable to compete effectively or to take advantage of new business opportunities.

These restrictions may affect the Company’s ability to grow in accordance with its plans.

The Company’s variable rate indebtedness exposes it to interest rate risk, which could cause the Company’s debt costs to increase significantly.

A portion of the Company’s borrowings is at variable rates of interest and exposes it to interest rate risks. The Company is exposed to the risk of rising interest rates to the extent that it funds its operations with short-term or variable-rate borrowings. As of December 31, 2014, the Company’s $811 million of aggregate debt outstanding consisted of $561 million of floating-rate debt and $250 million of fixed-rate debt. Any borrowings the Company incurs under its ABL Revolver will be at floating interest rates and will expose the Company to interest rate risk. For further information see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company’s principal executive offices are located in Gastonia, North Carolina and its operations include manufacturing, research and development and warehousing facilities as well as offices. The table below summarizes the number of facilities by geographical region between manufacturing, distribution and warehouse and other facilities as of December 31, 2014.

	Manufacturing Facilities	Distribution and Warehouse Facilities	Other Facilities
United States	2	2	7
Canada	—	1	—
Mexico	1	—	—
Europe	3	2	2
South America	4	25	1
Asia	1	—	1

Total	11	30	11

Of the manufacturing facilities, eight are part of the Filtration segment and three are part of the ASA segment. Of the total number of principal manufacturing facilities, 73% are owned and 27% are leased.

Other facilities include two facilities that have been closed as part of the Company’s restructuring programs, five sales and administration offices and four non-operational storage sites.

Item 3.	Legal Proceedings

Various claims, lawsuits and administrative proceedings are pending or threatened against the Company and the its subsidiaries, arising from the ordinary course of business with respect to commercial, intellectual property, product liability and environmental matters. The Company believes that the ultimate resolution of the foregoing matters will not have a material effect on the its financial condition or results of operations. For information regarding legal proceedings, see Note 8 to the Consolidated Financial Statements, “Commitments and Contingencies.”

Item 4.	Mine Safety Disclosures

Not applicable.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Shares

No trading market for the registrant’s common stock currently exists. As of March 17, 2015, the registrant’s parent, Holdings, was the sole holder of the registrant’s common stock. The registrant paid $66 million and $352 million to its shareholder in 2014 and 2013, respectively. Prior to 2013 the registrant did not declare or pay any cash dividends on its common stock. The registrant intends to retain the majority of current and foreseeable future earnings to support operations. Additionally, the registrant’s senior credit facilities and its notes indenture restrict the registrant’s ability to pay cash dividends on its common stock. For information in respect of securities authorized under Holding’s equity compensation plan, see “Item 11. Executive Compensation.”

Item 6.	Selected Consolidated and Combined Financial Data

The financial statements included in this report are the consolidated financial statements of the Company. The financial data as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013, and 2012 are derived from the audited financial statements contained under “Item 8. Financial Statements and Supplementary Data.” The selected financial data as of December 31, 2012, December 31, 2011 and December 31, 2010; and for the years ended December 31, 2011 and 2010, are derived from the Company’s audited financial statements that are not contained within this report.

	Year Ended December 31,
	2014	2013	2012	2011	2010
(Dollars in millions)
Statement of income data:(1)
Net sales	$1,396	$1,361	$1,259	$1,266	$1,190
Cost of sales	(1,056)	(1,043)	(967)	(979)	(918)

Gross profit	340	318	292	287	272
Selling, general and administrative expenses	(199)	(200)	(172)	(175)	(171)

Operating profit	141	118	120	112	101
Loss on extinguishment of debt	—	(15)	(1)	—	(1)
Other income and expense, net	(13)	(1)	3	4	1
Interest expense	(56)	(73)	(63)	(67)	(65)

Income from continuing operations before income tax provision, equity in income (loss), net of tax and noncontrolling interest, net of tax	72	29	59	49	36
Income tax provision	(19)	(22)	(45)	(28)	(30)
Equity in income (loss), net of tax	—	(2)	1	—	1

Net income from continuing operations	53	5	15	21	7
Income (loss) from discontinued operations, net of tax	29	5	(117)	(93)	23

Net income (loss)	82	10	(102)	(72)	30
Less: net income attributable to noncontrolling interest, net of tax	—	—	1	1	6

Net income (loss) attributable to the Company	$82	$10	$(103)	$(73)	$24

Statement of cash flows data:
Net cash provided by operating activities	$20	$99	$97	$14	$23
Net cash provided by (used in) investing activities	126	(32)	(23)	(39)	(98)
Net cash used in financing activities	(192)	(15)	(78)	26	66
Other financial data:
Capital expenditures	$26	$31	$27	$55	$52
Depreciation and amortization(2)	20	21	22	23	25
Balance sheet data (end of period): (3)
Cash and cash equivalents	$45	$101	$51	$54	$55
Total current assets	513	704	583	1,060	1,016
Total assets	821	1,009	960	1,459	1,589
Total current liabilities	235	279	251	419	455
Total debt(4)	811	937	569	698	696
Shareholder’s (deficit) equity	(219)	(201)	151	347	448

(1)	In accordance with Accounting Standards Codification (“ASC”) Topic 205-20, “Presentation of Financial Statements—Discontinued Operations,” the Commercial Distribution Europe segment, which is also referred to as Quinton Hazell, the Brake North America and Asia group and the Chassis group are accounted for as discontinued operations. The consolidated statements of operations for all periods presented have been adjusted to reflect these operations as discontinued operations. The consolidated statements of cash flows have not been adjusted for any periods presented to reflect these operations as discontinued operations. The consolidated balance sheet for December 31, 2011 has been adjusted to reflect the Brake North America and Asia group as a discontinued operation, which the Company distributed on November 30, 2012. The consolidated balance sheet for December 31, 2013 has been adjusted to reflect the Chassis group as a discontinued operation.

(2)	The depreciation and amortization expense excludes the Commercial Distribution Europe segment, the Brake North America and Asia group and the Chassis group. The consolidated cash flow statement, which is included in Item 8 of this report, includes the Commercial Distribution Europe segment, the Brake North America and Asia group and the Chassis group.
(3)	The balance sheet line items as of December 31, 2010 have not been modified to reflect the discontinued operation of the Brake North America and Asia group. Additionally, the various balance sheet line items as of December 31, 2012, 2011 and 2010 have not been modified to reflect the discontinued operations of the Chassis group.
(4)	The debt as of December 31, 2011 excludes $20 million of notes payable in the Company’s Brake North America and Asia group.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information presented in this discussion should be read in conjunction with other financial information provide in the Consolidated Financial Statements and Notes thereto.

Company Overview

Affinia is an innovative global leader in the design, manufacture, distribution and marketing of industrial grade filtration products and services and replacement products in South America. Management’s Discussion and Analysis includes financial information prepared in accordance with GAAP in the U.S., as well as certain non-GAAP financial measures discussed below. The non-GAAP financial measures should be viewed as a supplement to, and not a substitute for, financial measures presented in accordance with GAAP. Non-GAAP measures presented herein may not be comparable to similarly titled measures used by other companies.

Over the last several years, management has been focused on streamlining the business to be more focused on the filtration component of the automotive aftermarket. In order to achieve this goal, management made the decision to divest certain businesses that were no longer part of the long-term focus. In the fourth quarter of 2011, management committed to a plan to sell the Brake North America and Asia group and, on November 30, 2012, the Brake North America and Asia group were distributed to the shareholders of Holdings. In the fourth quarter of 2013, management committed to a plan to sell its global chassis business (the “Chassis group”) On January 21, 2014, Affinia entered into an Asset Purchase Agreement, as amended, with Federal-Mogul Chassis LLC (formerly known as VCS Quest Acquisition LLC) (“FM Chassis”), an affiliate of Federal-Mogul Corporation, pursuant to which FM Chassis agreed to purchase the Chassis group. This transaction closed on May 1, 2014. The results of operations of these divested businesses are included as a component of discontinued operations in the Consolidated Statements of Operations.

The Company has two operating segments, Filtration and ASA. Affinia’s chief operating decision maker evaluates the performance of the Company’s operating segments based primarily on revenue growth and operating profit. Income taxes are not allocated to the operating segments. Although not considered an operating segment, corporate, eliminations and other includes corporate costs, interest expense and other amounts not allocated to the operating segments.

The Filtration segment is the Company’s largest business unit, having contributed approximately 70% of global revenues during the year ended December 31, 2014. Filtration products fit medium and heavy duty trucks, light vehicles, equipment in the off-highway market (i.e. residential and non-residential construction, mining, forestry and agricultural) and equipment for industrial and marine applications. The Filtration segment’s products include oil, air, fuel, cabin air, coolant, hydraulic and other filters for many types of vehicles and machinery. The products are sold under well-known brands, such as WIX® and Filtron™, and private label brands including NAPA®.

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

Factors Affecting the Company’s Performance

In 2014, Filtration and ASA delivered strong financial and operational performances. Filtration achieved record annual sales and earnings, while ASA had a very solid year on a currency adjusted basis. The success of Filtration was achieved by a shift in mix to more premium products and effective cost management through executing strategic operational initiatives. ASA continues to grow by expanding distribution capabilities throughout Brazil and by the introduction of new products and product lines.

Over the past ten years, the Company’s Filtration segment has grown organically at an approximate 5% cumulative average growth rate (“CAGR”), which has outpaced the broad aftermarket growth rate of approximately 3%. Growth above that of the overall aftermarket can be attributed to the Company’s product breadth, brand strength and technical capabilities that have resulted in continued penetration of end markets, attracting of new customers and growing sales with existing customers. Several factors support continuing growth in the automotive aftermarket, namely growth in the global aftermarket, specifically in emerging markets, as a result of growing vehicle parc, declining fuel prices, increases in the number of miles driven and an aging vehicle population.

In order to continue to leverage these trends, management is focused on certain strategic initiatives and objectives that will position the Company for future growth and expansion. These objectives include the following:

•	Grow with channel partners. Grow with its market leading customers through store openings, product line penetration and end user demand growth. The ability of the Company to grow with its large customers has become increasingly important as large distributors have taken more of the overall market.

•	Win new fleets. A key component of the Company’s future growth strategy is to partner with customers to win new fleet accounts. The Company’s fleet strategy has been highly successful as there are currently over 350,000 active registered fleet accounts that utilize the Company’s products, including nearly 75,000 new fleets that were added in 2014.

•	Grow heavy-duty business in Europe. Replicate the success of the North American heavy duty business in Europe. Currently, the Company’s European business has been focused on light-duty applications; however, through its product line and application expertise, local manufacturing capabilities and existing channel relationships in Europe, the Company has the foundation to expand its heavy-duty presence in Europe.

•	Pursue geographic growth opportunities. Given the growth in car parc in emerging markets, particularly in South America and Asia, there is significant opportunity for expansion into new markets. Currently, the Company has a presence in over 109 countries; however, the distribution capabilities in many of those countries remain limited. As global aftermarkets develop and sophistication in those markets improves, the Company stands to benefit as a result of the investments already made in infrastructure to serve certain of these markets.

•	Grow OE/OES/Direct Markets business. The Company’s recognized high-quality filters, coupled with its efficient and high-quality production capabilities, provides significant opportunities to win new OE platforms. Additionally, the Company’s leading product breadth coupled with its strong and growing OE relationships positions the Company as a natural partner to the aftermarket service channel of its OE customers.

•	Leverage favorable aftermarket trends. The Company believes that certain trends in the filtration aftermarket provide significant growth opportunities, including:

•	Advancements in vehicle and engine technologies and more demanding operating conditions have increased user demand for premium filters. For example, the growing use of synthetic oil in light vehicle applications has increased the demand for premium, extended life oil filters which are capable of operating effectively over longer change intervals. Globally, premium products comprise approximately 85% of the Company’s net sales. As premium filters carry higher price points, the trend towards premium filters provides the Company with growth opportunities.

•	Global emission standards drive the need for more filtration. Increasingly stringent global emissions standards call for significant reductions in level of vehicle emissions, particularly in off-highway vehicles. These standards have resulted in more filters with expensive features that improve filter performance.

•	As a result of complexity of newer vehicles and other factors, there has been a continuing shift from Do-It-Yourself (“DIY”) to Do-It-For-Me (“DIFM”) aftermarket channels. The Company stands to benefit from this continued shift from DIY to DIFM as the Company is focused on the professional installer share of the market, and is partnered with aftermarket players who are more concentrated on the DIFM market versus the DIY or retail market.

•	Execute margin enhancement initiatives. Manufacturing efficiency and costs savings initiatives are critical to operational improvement and margin expansion. During 2014, the Filtration segment invested $22 million in capital expenditures, of which a significant portion relates to growth capital. In 2015, management will continue to execute on its growth, expansion and productivity initiatives in an effort to drive margin expansion through targeted capital investment strategies.

Over the past five years, the Company’s ASA segment has grown at an 8% CAGR, which is well above the average in the South America market. This growth has been fueled by continued expansion of the distribution footprint in Brazil, consistent growth of product offerings, as well as expansion into high-growth end markets, specifically motorcycle and accessories. The aftermarket fundamentals in Brazil are growing, as increasing vehicle population, miles driven, aftermarket spending and rate of vehicle inspection point to long-term growth in the automotive aftermarket. While the customer base within ASA’s markets is highly fragmented, management has been able to consistently grow market share and maintain its leading position in the Brazilian aftermarket.

Management at ASA is focused on the following strategic initiatives in 2015:

•	Pellegrino – continue to build on recent entry into the fast growing motorcycle parts and vehicle accessories to drive rapid sales growth as these products are rolled out across its distribution network. In 2014, Pellegrino added two new distribution warehouses to broaden market penetration and anticipates continuing to invest in distribution to broaden the distribution footprint throughout Brazil.

•	Automotiva – leverage current brands and channel reach to continue offering new product categories.

Recent Developments

In 2014, the Company and CQ Sourcing agreed to end their business relationship effective as of December 31, 2014. CQ Sourcing was the Company’s third largest customer in terms of annual net sales for the year ended December 31, 2014, representing approximately 5% of consolidated net sales and 8% of Filtration segment net sales. The Company’s sales to CQ Sourcing will continue into early 2015 as remaining inventory is purchased, but will not go beyond the first quarter of 2015. As the relationship with CQ Sourcing is winding down, management is implementing action plans to replace a portion of the discontinued business through other distribution channels. While there is no guaranty that these sales can be replaced through current or new distribution channels, management has taken actions it believes will lessen the impact of terminating the CQ Sourcing relationship. Given the nature of distribution channels in the automotive aftermarket and the Company’s brand recognition and broad customer base, management does not believe the termination of this relationship will have a material adverse impact on the Company’s results of operations, financial position or cash flows.

Additionally, during 2014, the restructuring plan associated with moving the corporate headquarters from Ann Arbor, Michigan to Gastonia, North Carolina was completed. With the completion of this restructuring, management has been able to assess the overall corporate cost structure and concentrate on adopting a cost structure that is suitable to the Company’s current size and scale. The right sizing of the corporate cost structure will be an area of continued emphasis in 2015.

Results of Operations

In this section, the Company provides analysis and discussion of earnings and factors affecting earnings on both a GAAP and non-GAAP basis. Management uses these non-GAAP financial measures for planning and forecasting, and for reporting results to the Board of Directors, employees and investors concerning the Company’s financial performance.

The following table summarizes the Company’s consolidated results for the years ended December 31, 2014 and 2013:

	Consolidated Years Ended December 31,
(Dollars in millions)	2014	2013	Variance	Currency Effect(1)	Variance Excluding Currency Effect
Net sales	$1,396	$1,361	$35	$(101)	$136
Cost of sales	(1,056)	(1,043)	(13)	78	(91)

Gross profit	340	318	22	(23)	45
Gross margin %	24%	23%

	Consolidated Years Ended December 31,
(Dollars in millions)	2014	2013	Variance	Currency Effect(1)	Variance Excluding Currency Effect
Selling, general and administrative expenses	(199)	(200)	1	11	(10)
Selling, general and administrative expenses as a percent of net sales	14%	14%

Operating profit	141	118	23	(12)	35
Operating margin %	10%	9%
Loss on extinguishment of debt	—	(15)	15	—	15
Other income and expense, net	(13)	(1)	(12)	1	(13)
Interest expense	(56)	(73)	17	(1)	18

Income from continuing operations, before income tax provision, equity in income(loss), net of tax and noncontrolling interest	72	29	43	(12)	55
Income tax provision	(19)	(22)	3	(2)	5
Equity in loss, net of tax	—	(2)	2	—	2

Net income from continuing operations	53	5	48	(14)	62
Income from discontinued operations, net of tax	29	5	24	—	24

Net income	82	10	72	(14)	86
Less: net income attributable to noncontrolling interest, net of tax	—	—	—	—	—

Net income attributable to the Company	$82	$10	$72	$(14)	$86

(1)	The currency effect was calculated by comparing the local currency balances for all international locations for both periods, each at the prior year exchange rate, to determine the impact of the currency between periods. These currency effects provide a clearer understanding of the operating results of the Company’s foreign entities because they exclude the varying effects that changes in foreign currency exchange rates may have on those results.

Net sales. Consolidated net sales increased by $35 million for the year ended December 31, 2014 in comparison to the same period in 2013 due to higher sales in the Filtration segment offset by lower sales in the ASA segment. Excluding currency effects, consolidated net sales increased $136 million in comparison to the same period in 2013, with sales in the Filtration and ASA segments up 12% and 5%, respectively.

Gross profit/gross margin. Gross profit increased by $22 million for the year ended December 31, 2014 in comparison to the same period in 2013, with gross margin increasing to 24% in 2014 from 23% in 2013. The increase in gross margin was mainly due to the increase in sales volume and favorable product mix partially offset by higher material, labor and overhead costs. Excluding currency effects, gross profit increased $45 million compared to the same period 2013, as gross margin improved in both the Filtration and ASA segments.

Selling, general and administrative (SG&A) expenses. SG&A expenses decreased by $1 million for the year ended December 31, 2014 in comparison to the same period in 2013 primarily due to the establishment of an $11 million legal reserve and $2 million environmental reserve during the year ended December 31, 2013. These decreases were partially offset by a net $6 million of restructuring and other costs associated with the relocation of the corporate office and other severance amounts, $3 million in expense associated with restricted stock units (“RSU”), $2 million of bad debt expense associated with a Filtration customer, and an overall increase in expenses as a result of the higher sales, as well as costs associated with supporting the growth in sales. Excluding the impacts of currency, SG&A expenses increased by $10 million in comparison to the same period in the prior year.

Operating profit/operating margin. Operating profit increased by $23 million for the year ended December 31, 2014 in comparison to the same period in 2013, with operating margin increasing to 10% in 2014 compared to 9% in 2013. The increase in operating profit was driven by higher gross profit. Excluding currency effects, operating profit increased $35 million compared to the same period in the prior year.

Loss on extinguishment of debt. During the second quarter of 2013, the Company refinanced its debt structure and, as a result, incurred a $15 million loss due to early retirement of senior notes.

Other income and expense, net. The $12 million higher expense for the year ended December 31, 2014 in comparison to the same period in 2013 was driven primarily by a $5 million net increase in currency devaluation charges, as a $7 million charge was recorded in the first quarter of 2014 associated with a currency devaluation in Venezuela compared to a $2 million currency devaluation charge in the first quarter of 2013. See Note 18 to the Consolidated Financial Statements, “Venezuela Operations” for further information.

Interest expense. Interest expense decreased by $17 million for the year ended December 31, 2014 in comparison to the same period in the prior year due to the refinancing of debt in the second quarter of 2013, which resulted in the write-off of unamortized deferred financing costs and an additional one-time interest expense. Additionally, interest expense decreased as a result of the pay down of outstanding debt during 2014.

Income tax provision. The income tax provision decreased $3 million for the year ended December 31, 2014 in comparison to the same period in 2013 due primarily to a lower effective tax rate. This was partially offset by an increase in pre-tax income.

Income from discontinued operations, net of tax. Income from discontinued operations, net of tax, is comprised of the results of the Chassis group, which includes a $32 million pre-tax gain on the Chassis group sale that closed in May 2014. The results for 2013 included the operating results of the Chassis group.

Net income. Net income was $82 million for the year ended December 31, 2014 in comparison to net income of $10 million in the same period in 2013 was driven by the $32 million pre-tax gain on the sale of the Chassis group, higher sales and operating profit in 2014, as well as expenses recorded in 2013 associated with the debt refinancing without similar charges in 2014.

Segment Results

Years ended December 31, 2014 compared to December 31, 2013:

Consolidated EBITDA, which includes the results for the Filtration and ASA segments as well as corporate, eliminations and other, for the years ended December 31, 2014 and 2013 were as follows:

	Years Ended December 31, 2014
(Dollars in millions)	Filtration	ASA	Corporate, Eliminations and Other	Consolidated
Net Sales	$967	$430	$(1)	$1,396
Cost of Sales	(713)	(343)	—	(1,056)

Gross Profit	254	87	(1)	340
Selling, General and Administrative Expenses	(104)	(53)	(42)	(199)

Operating Profit	150	34	(43)	141

Other Income and Expense, net	(10)	(3)	—	(13)
Interest Expense	(1)	—	(55)	(56)
Add Back:
Depreciation and Amortization	16	3	1	20
Interest Expense	1	—	55	56

Consolidated EBITDA	$156	$34	$(42)	$148

EBITDA %	16%	8%

	Years Ended December 31, 2013
(Dollars in millions)	Filtration	ASA	Corporate, Eliminations and Other	Consolidated
Net Sales	$902	$459	$—	$1,361
Cost of Sales	(676)	(365)	(2)	(1,043)

Gross Profit	226	94	(2)	318

	Years Ended December 31, 2013
(Dollars in millions)	Filtration	ASA	Corporate, Eliminations and Other	Consolidated
Selling, General and Administrative Expenses	(94)	(58)	(48)	(200)

Operating Profit	132	36	(50)	118

Other Income and Expense, net	(5)	1	(12)	(16)
Interest Expense	—	—	(73)	(73)
Add Back:
Depreciation and Amortization	15	3	3	21
Interest Expense	—	—	73	73

Consolidated EBITDA	$142	$40	$(59)	$123

EBITDA %	16%	9%

The increase in consolidated EBITDA for the year ended December 31, 2014 compared to the same period in the prior year was primarily driven by:

•	A $15 million loss on extinguishment of debt recorded in the second quarter of 2013 associated with the debt refinancing,

•	Litigation and environmental reserves of $13 million recorded in 2013 for which there were no comparable charges in 2014, and

•	A $14 million increase in the Filtration segment due primarily to improved sales, favorable product mix in North America as a result of higher sales of premium products and price increases.

These increases were partially offset by:

•	Restructuring and other charges net of $6 million recorded for the year ended December 31, 2014 compared to year ended December 31, 2013. The restructuring charges, which are a component of SG&A, relate primarily to the relocation of the corporate office from Ann Arbor, Michigan to Gastonia, North Carolina,

•	$5 million net increase in currency devaluation charges in Venezuela, and

•	A $6 million decrease in the ASA segment due to unfavorable currency impacts.

Excluding currency impacts, consolidated EBITDA would have been $159 million for the year ended December 31, 2014, which is $36 million higher compared to the same period in 2013.

The following segment information shows the components of operating profit and segment EBITDA for each segment. See Note 3 to the Consolidated Financial Statements, “Segment Information,” for a discussion of the Company’s segment structure.

Filtration Segment

Years ended December 31, 2014 compared to December 31, 2013:

Results for the Filtration segment for years ended December 31, 2014 and 2013 were as follows:

	Years Ended December 31,
(Dollars in millions)	2014	2013	Variance	Currency Effect(1)	Variance Excluding Currency Effect
Net Sales	$967	$902	$65	$(46)	$111
Cost of Sales	(713)	(676)	(37)	36	(73)

Gross Profit	254	226	28	(10)	38
Gross Profit %	26%	25%

Selling, General and Administrative Expenses	(104)	(94)	(10)	4	(14)

Operating Profit	150	132	18	(6)	24

Operating Profit %	16%	15%

	Years Ended December 31,
(Dollars in millions)	2014	2013	Variance	Currency Effect(1)	Variance Excluding Currency Effect
Other Income and Expense, net	(10)	(5)	(5)	—	(5)
Interest Expense	(1)	—	(1)	1	—
Add back:
Depreciation and Amortization	16	15	1	—	1
Interest Expense	1	—	1	(1)	—

Segment EBITDA	$156	$142	$14	$(6)	$20

EBITDA %	16%	16%

(1)	The currency effect was calculated by comparing the local currency balances for all international locations for both periods, each at the prior year exchange rate, to determine the impact of the currency between periods. These currency effects provide a clearer understanding of the operating results of the Company’s foreign entities because they exclude the varying effects that changes in foreign currency exchange rates may have on those results.

Net Sales. Net Sales increased by $65 million for the year ended December 31, 2014 in comparison to the same period in 2013. On a currency adjusted basis, sales improved $111 million in comparison to the prior year. The unfavorable currency impacts were primarily driven by the devaluation of the Venezuelan bolivar. The increase was driven primarily by:

•	A $54 million increase in North America due to favorable sales mix, with a higher volume of premium heavy duty and light duty products compared to the prior year, higher pricing as a result of negotiated price increases with certain customers, introduction of a new product line in the third quarter of 2013, and new business as a result of taking market share from competitors,

•	A $10 million increase in Europe due to higher sales in Poland as a result of expanding market share and higher sales to existing customers and incremental sales from the United Kingdom distribution company that was acquired during the third quarter of 2013, and

•	A $1 million increase in South America. Excluding the impacts of currency, sales in South America improved $37 million compared to the same period in the prior year. The improvement in currency adjusted sales was driven by higher pricing, largely in Venezuela, to offset the impacts of the currency devaluation and increased sales volume to existing customers.

Cost of Sales. Cost of sales increased by $37 million for the year ended December 31, 2014 in comparison to the same period in 2013. The increase was primarily related to increases in materials, labor and overhead as a direct result of the higher sales volumes in North America, Europe and South America. On a currency adjusted basis, cost of sales increased $73 million compared to the same period in 2013.

Gross Profit. Gross profit increased by $28 million for the year ended December 31, 2014 in comparison to the same period of 2013. The increase was driven by higher sales, favorable sales mix and higher pricing; partially offset by an increase in the cost of sales due to the factors discussed above. Gross profit improved to 26% of net sales for the year ended December 31, 2014 compared to 25% in the same period in the prior year. On a currency adjusted basis, gross profit increased by $38 million in comparison so the same period in the prior year.

Selling, General and Administrative Expenses. SG&A expenses increased by $10 million for the year ended December 31, 2014 in comparison to the same period in 2013. The increase in SG&A expenses was due primarily to a $5 million increase as a result of higher sales, as well as to support the growth in sales, a $3 million increase in advertising and promotional costs, a $2 million bad debt expense associated with a customer and $1 million of restructuring expense.

Operating Profit. Operating profit increased $18 million for the year ended December 31, 2014 in comparison to the same period of 2013. The increase in operating profit was driven by improvement in gross profit partially offset by higher SG&A expenses as discussed above. Operating profit was at 16% and 15% of net sales for the year ended December 31, 2014 and 2013, respectively.

Other Income and Expense, net. The $5 million higher expense for the year ended December 31, 2014 in comparison to the same period in 2013 was due to a $3 million year-over-year impact of charges associated with currency devaluation in Venezuela and a $3 million year-over-year impact of derivative loss charges in Poland. See Note 18 to the Consolidated Financial Statements, “Venezuela Operations” for further information.

Segment EBITDA. Segment EBITDA increased by $14 million for the year ended December 31, 2014 in comparison to the same period in 2013. The increase in segment EBITDA was driven by higher operating profit partially offset by a $3 million net impact of a currency devaluation in Venezuela and a $3 million derivative loss in Poland.

Matters Impacting Future Results

As discussed further in Note 18 to the Consolidated Financial Statements, “Venezuelan Operations”, in the first quarter of 2014 the Filtration segment was unfavorably impacted by a $5 million charge associated with a devaluation of currency in Venezuela (the Bolivar Fuerte (“VEF”)). In February 2015, Venezuela introduced a new foreign exchange platform called the Marginal Currency System or Simadi, The Simadi is a free market exchange that allows for the legal trading of foreign currency based on supply and demand. The Simadi is the third currency exchange mechanism in Venezuela and will replace the current SICAD 2 mechanism. The Simadi rate was approximately 170 VEF per U.S. Dollar at the time of the introduction of the exchange. The Venezuelan government will continue to hold periodic auctions for specific sectors of the economy under the SICAD 1 and will, at least in the short-term, continue to provide U.S. dollars to successful participants at the rate of 12 VEF per U.S. Dollar. The Company’s operations in Venezuela have recently been successful in multiple SICAD 1 auctions and have procured a significant amount of U.S. Dollars at the rate of 12 VEF per U.S. Dollar. The auction proceeds have been used to prepay suppliers for a substantial portion of estimated 2015 raw material needs. However, there is uncertainty as to how the new free market exchange will impact the Company’s ability to get U.S. Dollars at favorable exchange rates in the future. Management will continue to assess the implications of the multiple exchange rates in Venezuela to determine the appropriate exchange rates to apply to both transactions denominated in U.S. Dollars as well as the periodic remeasurement of VEF balances into U.S. Dollars for purposes of financial reporting. Significant judgment is required to determine rates available to convert currency or settle transactions, as well as the probability of accessing and obtaining U.S. Dollar by using a particular exchange rate or exchange mechanism. Results of operations in the future could be adversely impacted by the need to apply a different exchange rate to future transactions, as well as the potential for additional devaluations of currency as part of the periodic remeasurement process. At December 31, 2014, total monetary assets and liabilities associated with the Company’s Venezuelan operations were less than 5% of the Company’s total consolidated assets and liabilities.

Affinia South America (ASA) Segment

Years ended December 31, 2014 compared to December 31, 2013:

Results for the ASA segment for the years ended December 31, 2014 and 2013 were as follows:

		Years Ended December 31,
(Dollars in millions)	2014	2013	Variance	Currency Effect(1)	Variance Excluding Currency Effect
Net Sales	$430	$459	$(29)	$(54)	$25
Cost of Sales	(343)	(365)	22	41	(19)

Gross Profit	87	94	(7)	(13)	6
Gross Profit %	20%	20%

Selling, General and Administrative Expenses	(53)	(58)	5	7	(2)

Operating Profit	34	36	(2)	(6)	4

Operating Profit %	8%	8%

Other Income and Expense, net	(3)	1	(4)	1	(5)
Add back:
Depreciation and Amortization	3	3	—	—	—

Segment EBITDA	$34	$40	$(6)	$(5)	$(1)

EBITDA %	8%	8%

(1)	The currency effect was calculated by comparing the local currency balances for all international locations for both periods, each at the prior year exchange rate, to determine the impact of the currency between periods. These currency effects provide a clearer understanding of the operating results of the Company’s foreign entities because they exclude the varying effects that changes in foreign currency exchange rates may have on those results.

Net Sales. Net sales decreased by $29 million for the year ended December 31, 2014 in comparison to the same period in 2013. The decrease was driven primarily by a $54 million unfavorable impact related to currency translation effects primarily related to the

Brazilian Real and the Argentinean Peso. Excluding the impacts of currency, net sales were up $25 million compared to the same period in 2013, driven by increases Brazilian master distribution and Argentine distribution companies due to higher pricing, new business consisting primarily of new product lines and part numbers, and higher sales to existing customers.

Cost of Sales. Cost of sales decreased by $22 million for the year ended December 31, 2014 in comparison to the same period in 2013. The decrease was primarily driven by a $41 million favorable impact related to currency translation effects primarily related to the Brazilian Real and the Argentinean Peso. Excluding the impacts of currency, cost of sales were $19 million higher than the same period in 2013. The increase was attributed to higher materials, labor and overhead costs as a direct result of the increased sales volumes in Brazil and Argentina, including inflationary impacts of materials and production costs.

Gross Profit. Gross profit decreased $7 million for the year ended December 31, 2014 compared to the same period in 2013 as a result of the factors discussed above, while gross profit percentage was flat for the year ended December 31, 2014 compared to the same period in 2013 at 20%. Excluding the impacts of currency, gross profit increased $6 million compared to the same period in 2013. The improvement in gross profit was due primarily to increased sales resulting in better fixed cost absorption within the Brazilian master distribution business, as well as higher pricing and improved sourcing (i.e. import of product versus light assembly) which resulted in headcount reductions within the Argentine distribution companies.

Selling, General and Administrative Expenses. SG&A expenses decreased by $5 million for the year ended December 31, 2014 in comparison to the same period of 2013. The decrease was driven primarily by a $7 million favorable impact related to currency translation effects. Excluding the impacts of currency, SG&A expenses were $2 million higher than the corresponding period in 2013 as a result of Pellegrino opening new branches in Brazil.

Other Income and Expense, net. Other income and expense increased by $4 million for the year ended December 31, 2014 in comparison to the same period in 2013 due primarily to a $2 million charge associated with currency devaluation in Venezuela during the first quarter of 2014. See Note 18 to the Consolidated Financial Statements, “Venezuela Operations” for further information.

Segment EBITDA. Segment EBITDA decreased by $6 million for the year ended December 31, 2014 compared to the same period in 2013. The decrease in segment EBITDA was driven by lower operating profit and a $2 million Venezuelan currency devaluation in the first quarter of 2014 and other unfavorable currency impacts. Excluding the impacts of currency, segment EBITDA was $1 million lower compared to year ended December 31, 2013.

Years ended December 31, 2013 compared to December 31, 2012:

The following table summarizes the Company’s consolidated results for the years ended December 31, 2013 and 2012:

	Consolidated Years Ended December 31,
(Dollars in millions)	2013	2012	Variance	Currency Effect(1)	Variance Excluding Currency Effect
Net sales	$1,361	$1,259	$102	$(59)	$161
Cost of sales	(1,043)	(967)	(76)	48	(124)

Gross profit	318	292	26	(11)	37
Gross margin %	23%	23%
Selling, general and administrative expenses	(200)	(172)	(28)	7	(35)
Selling, general and administrative expenses as a percent of net sales	14%	14%

Operating profit	118	120	(2)	(4)	2
Operating margin %	9%	10%
Loss on extinguishment of debt	(15)	(1)	(14)	—	(14)
Other income and expense, net	(1)	3	(4)	—	(4)
Interest expense	(73)	(63)	(10)	—	(10)

Income from continuing operations, before income tax provision, equity in income(loss), net of tax and noncontrolling interest	29	59	(30)	(4)	(26)
Income tax provision	(22)	(45)	23	1	22

	Consolidated Years Ended December 31,
(Dollars in millions)	2013	2012	Variance	Currency Effect(1)	Variance Excluding Currency Effect
Equity in income (loss), net of tax	(2)	1	(3)	—	(3)

Net income (loss) from continuing operations	5	15	(10)	(3)	(7)
Income (loss) from discontinued operations, net of tax	5	(117)	122	—	122

Net income (loss)	10	(102)	112	(3)	115
Less: net income attributable to noncontrolling interest, net of tax	—	1	(1)	—	1

Net income (loss) attributable to the Company	$10	$(103)	$113	$(3)	$116

(1)	The currency effect was calculated by comparing the local currency balances for all international locations for both periods, each at the prior year exchange rate, to determine the impact of the currency between periods. These currency effects provide a clearer understanding of the operating results of the Company’s foreign entities because they exclude the varying effects that changes in foreign currency exchange rates may have on those results.

Net sales. Consolidated net sales increased by $102 million for the year ended December 31, 2013 in comparison to the same period in 2012 due to higher sales in both the Filtration and ASA segments. Excluding currency effects, consolidated net sales increased $161 million in comparison to the same period in 2012, with sales in the Filtration and ASA segments up 10% and 19%, respectively.

Gross profit/gross margin. Gross profit increased by $26 million for the year ended December 31, 2013 in comparison to the same period in 2012, with gross margin remaining flat compared to the same period in 2012 at 23%. Excluding currency effects, gross profit increased $37 million compared to the same period 2012, due to increased sales as margins remained flat in both the Filtration and ASA segments.

Selling, general and administrative (SG&A) expenses. SG&A expenses increased by $28 million for the year ended December 31, 2013 in comparison to the same period in 2012 primarily due to $11 million of Neovia legal settlement and costs, $9 million of restructuring and other costs associated with the relocation of the corporate office, $2 million of environmental costs, a $4 million favorable legal settlement in 2012 for which there was no comparable amount in 2013 and an increase in costs as a result of higher sales. Excluding the impacts of currency, SG&A expenses increased by $35 million in comparison to the same period in the prior year.

Operating profit/operating margin. Operating profit decreased by $2 million for the year ended December 31, 2013 in comparison to the same period in 2012, with operating margin decreasing to 9% in 2013 compared to 10% in 2012. The decrease in operating profit was driven by higher SG&A expenses, as discussed above, partially offset by higher gross profit. Excluding currency effects, operating profit increased $2 million compared to the same period in the prior year.

Loss on extinguishment of debt. During the second quarter of 2013, the Company refinanced its debt structure and, as a result, incurred a $15 million loss due to early retirement of senior notes.

Other income and expense, net. The $4 million higher expense for the year ended December 31, 2013 in comparison to the same period in 2012 was driven primarily by a $2 million currency devaluation charge recorded in the first quarter of 2013 associated with a currency devaluation in Venezuela. See Note 18 to the Consolidated Financial Statements, “Venezuela Operations” for further information.

Interest expense. Interest expense increased by $10 million for the year ended December 31, 2013 in comparison to the same period in the prior year due to the refinancing of debt in the second quarter of 2013, which resulted in the write-off of unamortized deferred financing costs and an additional one-time interest expense.

Income tax provision. The income tax provision decreased $23 million for the year ended December 31, 2013 in comparison to the same period in 2012 due primarily to a decrease in pre-tax income.

Income from discontinued operations, net of tax. Income from discontinued operations, net of tax, is comprised of the results of the operating results of the Chassis group in 2013 and the Brake North America and Asia group in 2012 includes an $86 million impairment and a $5 million operational loss. See Note 4 to the Consolidated Financial Statements, “Discontinued Operations” for further information.

Net income. Net income was $10 million for the year ended December 31, 2013 in comparison to a net loss of $103 million in the same period in 2012 was driven by the $86 million impairment of the Brake North America and Asia group in 2012, higher sales and operating profit in 2013.

Segment Results

Consolidated EBITDA, which includes the results for the Filtration and ASA segments as well as corporate, eliminations and other, for the years ended December 31, 2013 and 2012 were as follows:

	Years Ended December 31, 2013
(Dollars in millions)	Filtration	ASA	Corporate, Eliminations and Other	Consolidated
Net Sales	$902	$459	$—	$1,361
Cost of Sales	(676)	(365)	(2)	(1,043)

Gross Profit	226	94	(2)	318
Selling, General and Administrative Expenses	(94)	(58)	(48)	(200)

Operating Profit	132	36	(50)	118

Other Income and Expense, net	(5)	1	(12)	(16)
Interest Expense	—	—	(73)	(73)
Add Back:
Depreciation and Amortization	15	3	3	21
Interest Expense	—	—	73	73

Consolidated EBITDA	$142	$40	$(59)	$123

EBITDA %	16%	9%

	Years Ended December 31, 2012
(Dollars in millions)	Filtration	ASA	Corporate, Eliminations and Other	Consolidated
Net Sales	$831	$430	$(2)	$1,259
Cost of Sales	(623)	(343)	(1)	(967)

Gross Profit	208	87	(3)	292
Selling, General and Administrative Expenses	(86)	(55)	(31)	(172)

Operating Profit	122	32	(34)	120

Other Income and Expense, net	(3)	1	4	2
Interest Expense	—	—	(63)	(63)
Add Back:
Depreciation and Amortization	14	3	5	22
Interest Expense	—	—	63	63

Consolidated EBITDA	$133	$36	$(25)	$144

EBITDA %	16%	8%

The decrease in consolidated EBITDA for the year ended December 31, 2013 compared to the same period in the prior year was primarily driven by:

•	A $15 million loss on extinguishment of debt recorded in the second quarter of 2013 associated with the debt refinancing,

•	Litigation and environmental reserves of $13 million recorded in 2013,

•	Restructuring and other charges of $9 million recorded for the year ended December 31, 2013 for which there were no comparable charges for the year ended December 31, 2012. The restructuring charges, which are a component of SG&A, relate to the relocation of the corporate office from Ann Arbor, Michigan to Gastonia, North Carolina, and

•	$2 million net increase in currency devaluation charges in Venezuela.

These decreases were partially offset by:

•	A $9 million increase in the Filtration segment due primarily to improved sales, favorable volume in North America as a result of market growth and new business with existing customers, and

•	A $4 million increase in the ASA segment due primarily to improved sales at the Brazilian master distribution and Argentinian distribution companies.

Excluding currency impacts, consolidated EBITDA would have been $122 million for the year ended December 31, 2013, which is $22 million lower compared to the same period in 2012.

The following segment information shows the components of operating profit and segment EBITDA for each segment. See Note 3 to the Consolidated Financial Statements, “Segment Information,” for a discussion of the Company’s segment structure.

Filtration Segment

Years ended December 31, 2013 compared to December 31, 2012:

Results for the Filtration segment for the nine months ended December 31, 2013 and 2012 were as follows:

	Years Ended December 31,
(Dollars in millions)	2013	2012	Variance	Currency Effect(1)	Variance Excluding Currency Effect
Net Sales	$902	$831	$71	$(8)	$79
Cost of Sales	(676)	(623)	(53)	7	(60)

Gross Profit	226	208	18	(1)	19
Gross Profit %	25%	25%

Selling, General and Administrative Expenses	(94)	(86)	(8)	1	(9)

Operating Profit	132	122	10	—	10

Operating Profit %	15%	15%

Other Income and Expense, net	(5)	(3)	(2)	—	(2)
Interest Expense	—	—	—	—	—
Add back:
Depreciation and Amortization	15	14	1	—	1
Interest Expense	—	—	—	—	—

Segment EBITDA	$142	$133	$9	$—	$9

EBITDA %	16%	16%

(1)	The currency effect was calculated by comparing the local currency balances for all international locations for both periods, each at the prior year exchange rate, to determine the impact of the currency between periods. These currency effects provide a clearer understanding of the operating results of the Company’s foreign entities because they exclude the varying effects that changes in foreign currency exchange rates may have on those results.

Net Sales. Net Sales increased by $71 million for the year ended December 31, 2013 in comparison to the same period in 2012. On a currency adjusted basis, sales improved $79 million in comparison to the prior year. The unfavorable currency impacts were primarily driven by the devaluation of the Venezuelan bolivar. The increase was driven primarily by:

•	A $22 million increase in North America due to increased volume as a result of market growth and new business with existing customers.

•	An $25 million increase in Europe due to higher sales in Poland, sales from the United Kingdom distribution company acquired in the third quarter of 2013 and favorable currency impacts in Poland.

•	A $24 million increase in South America in due to an increase in Venezuela filter sales as a result of price increases, new business and higher sales to existing customers, partially offset by unfavorable currency impacts.

Cost of Sales. Cost of sales increased by $53 million for the year ended December 31, 2013 in comparison to the same period in 2012. The increase was primarily related to increases in materials, labor and overhead as a direct result of the higher sales volumes in North America, Europe and South America. On a currency adjusted basis, cost of sales increased $60 million compared to the same period in 2012.

Gross Profit. Gross profit increased by $18 million for the year ended December 31, 2013 in comparison to the same period of 2012. The increase was driven by higher sales, favorable sales mix and higher pricing; partially offset by an increase in the cost of sales due to the factors discussed above. Gross profit percentage was flat at 25% of net sales for both 2013 and 2012. On a currency adjusted basis, gross profit increased by $19 million in comparison so the same period in the prior year.

Selling, General and Administrative Expenses. SG&A expenses increased by $8 million for the year ended December 31, 2013 in comparison to the same period in 2012. The increase in SG&A expenses was due primarily to supporting growth in sales in North America, Europe and South America.

Operating Profit. Operating profit increased $10 million for the year ended December 31, 2013 in comparison to the same period of 2012. The increase in operating profit was driven by the increase in sales, partially offset by higher SG&A expenses as discussed above. Operating profit was flat at 15% of net sales for both 2013 and 2012.

Other Income and Expense, net. The $2 million higher expense for the year ended December 31, 2013 in comparison to the same period in 2013 was due to a $2 million year-over-year impact of charges associated with currency devaluation in Venezuela. See Note 18 to the Consolidated Financial Statements, “Venezuela Operations” for further information.

Segment EBITDA. Segment EBITDA increased by $9 million for the year ended December 31, 2013 in comparison to the same period in 2012. The increase in segment EBITDA was driven by higher operating profit partially offset by a $2 million net impact of a currency devaluation in Venezuela.

Affinia South America (ASA) Segment

Results for the ASA segment for the years ended December 31, 2013 and 2012 were as follows:

		Years Ended December 31,
(Dollars in millions)	2013	2012	Variance	Currency Effect(1)	Variance Excluding Currency Effect
Net Sales	$459	$430	$29	$(51)	$80
Cost of Sales	(365)	(343)	(22)	41	(63)

Gross Profit	94	87	7	(10)	17
Gross Profit %	21%	20%
Selling, General and Administrative Expenses	(58)	(55)	(3)	6	(9)

Operating Profit	36	32	4	(4)	8

Operating Profit %	8%	7%

Other Income and Expense, net	1	1	—	—	—
Add back:
Depreciation and Amortization	3	3	—	—	—

Segment EBITDA	$40	$36	$4	$(4)	$8

EBITDA %	8%	8%

(1)	The currency effect was calculated by comparing the local currency balances for all international locations for both periods, each at the prior year exchange rate, to determine the impact of the currency between periods. These currency effects provide a clearer understanding of the operating results of the Company’s foreign entities because they exclude the varying effects that changes in foreign currency exchange rates may have on those results.

Net Sales. Net Sales increased by $29 million for the year ended December 31, 2013 in comparison to the same period in 2012. On a currency adjusted basis, sales improved $80 million in comparison to the prior year. The unfavorable currency impacts were primarily related to the Brazilian Real and the Argentinean Peso. The increase in net sales, excluding the impacts of currency, was driven primarily by increases within the Brazilian master distribution business and Argentine distribution companies.

Cost of Sales. Cost of sales increased by $22 million for the year ended December 31, 2013 in comparison to the same period in 2012. The increase was partially offset by a $41 million favorable impact related to currency translation effects primarily related to the Brazilian Real and the Argentinean Peso. Excluding the impacts of currency, cost of sales were $63 million higher than the same period in 2012. The increase was attributed to higher materials, labor and overhead costs as a direct result of the increased sales volumes in Brazil and Argentina, including inflationary impacts of materials and production costs.

Gross Profit. Gross profit increased $7 million for the year ended December 31, 2013 compared to the same period in 2012 as a result of the factors discussed above, while gross profit percentage improved to 21% of net sales for the year ended December 31, 2013 compared to 20% I the same period in the prior year. Excluding the impacts of currency, gross profit increased $17 million compared to the same period in 2012. The improvement in gross profit was due primarily to increased sales resulting in better fixed cost absorption within the Brazilian master distribution business.

Selling, General and Administrative Expenses. SG&A expenses increased by $3 million for the year ended December 31, 2013 in comparison to the same period of 2012. The increase was partially offset by a $6 million favorable impact related to currency translation effects. Excluding the impacts of currency, SG&A expenses were $9 million higher than the corresponding period in 2012 as a result of Pellegrino opening new branches in Brazil.

Other Income and Expense, net. Other income and expense was flat for the year ended December 31, 2013 in comparison to the same period in 2012. Currency impacts on other income and expense were negligible.

Segment EBITDA. Segment EBITDA increased by $4 million for the year ended December 31, 2013 compared to the same period in 2012. Excluding the impacts of currency, segment EBITDA was up $8 million compared to the same period in the prior year. The increase was driven by higher gross profit, partially offset by increased SG&A expenses.

Results by Geographic Region

Net sales and Income (loss) from continuing operations before income tax provision and noncontrolling interest by geographic region were as follows:

	Years Ended December 31,
(Dollars in millions)	2014	2013	2012
Net Sales
United States	$629	$578	$555
Foreign	767	783	704

Total net sales	$1,396	$1,361	$1,259

United States sales as a percent of total net sales	45%	42%	44%
Foreign sales as a percent of total net sales	55%	58%	56%

(Dollars in millions)	2014	2013	2012
Income (loss) from continuing operations before income tax provision, equity in income (loss), net of tax and noncontrolling interest
United States	$(22)	$(75)	$(27)
Foreign	94	104	86

Total income from continuing operations before income tax provision, equity in income (loss), net of tax and noncontrolling interest	$72	$29	$59

United States. Net sales in the United States increased by $51 million for the year ended December 31, 2014 in comparison to the same period in 2013 and increased $23 million for the year ended December 31, 2013 in comparison to the same period in 2012 due to higher North America sales within the Filtration segment. See “Segment Results” section above. The United States income (loss) from continuing operations before income tax provision, equity in income (loss), net of tax and noncontrolling interest was lower than the foreign income from continuing operations before income tax provision, equity in income (loss), net of tax and noncontrolling interest due to the inclusion of corporate costs in the United States operations and higher profitability of some of the Company’s subsidiaries in foreign locations. The majority of the Company’s debt relates to the United States operations and, consequently, almost all of the associated interest expense is allocated to the domestic operations. For the year ended December 31, 2014, the United States operations had $55 million of interest expense and the foreign operations had less than $1 million of interest expense.

Foreign. Net sales decreased by $16 million for the year ended December 31, 2014 in comparison to the same period in 2013 due to lower sales in the Brazilian and Argentinean distribution companies and the Venezuela filtration products as a result of unfavorable currency impacts. Net sales increased $79 million for the year ended December 31, 2013 in comparison to the same period in 2012 due to higher sales within the ASA segment. See “Segment Results” section above. Income from continuing operations before income tax provision, equity in income (loss) net of tax and noncontrolling interest decreased $10 million in 2014 in comparison to 2013 primarily as a result of a $5 million currency devaluation in Venezuela and unfavorable currency translation effects, partially offset by an improvement in gross profit, which was driven by an increase in sales volume. Income from continuing operations before income tax provision, equity in income (loss) net of tax and noncontrolling interest increased $18 million in 2013 in comparison to 2012 primarily as a result of an improvement in gross profit, which was driven by an increase in sales volume.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash flow from operations and available borrowings from the ABL Revolver.

As of December 31, 2014, the Company had $811 million in aggregate indebtedness. As of December 31, 2014, the Company had an additional $72 million of borrowing capacity available under the ABL Revolver after giving effect to $7 million in outstanding letters of credit, none of which was drawn against, and less than $1 million for borrowing base reserves. In addition, the Company had cash and cash equivalents of $45 million as of December 31, 2014. The Company had $38 million of cash and cash equivalents outside the United States, of which approximately $7 million is considered permanently reinvested for funding ongoing operations outside of the U.S. If such permanently reinvested funds are needed for operations in the U.S., the Company would be required to accrue additional tax expense, primarily related to foreign withholding taxes.

Based on the current level of operations, the Company believes that cash flow from operations and available cash, together with available borrowings under the ABL Revolver, will be adequate to meet its short term and long term liquidity needs. The ABL Revolver matures in April 2018, the Senior Notes mature in May 2021, the Term Loan B-1 matures in April 2016 and the Term Loan B-2 matures in April 2020. If the Company were to undertake a significant acquisition or capital improvement plan, it may need additional sources of liquidity. The Company expects to meet any such liquidity needs by entering into new or additional credit facilities and/or offering new or additional debt securities, but whether such sources of liquidity will be available to the Company at any given point in the future will depend on a number of factors that are outside of the Company’s control, including general market conditions.

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

Additionally, in 2014, the Company made a $66 million distribution to Holdings. Holdings used all of the distribution to partially repay its outstanding third party debt.

ABL Revolver

The Company replaced its existing asset-based credit facility with a new ABL Revolver on April 25, 2013. The ABL Revolver comprises a revolving credit facility of up to $175 million for borrowings available solely to the U.S. domestic borrowers, including (i) a $30 million sub-limit for letters of credit and (ii) a $15 million swingline facility. Availability under the ABL Revolver is based upon monthly (or more frequent under certain circumstances) borrowing base valuations of eligible inventory and accounts receivable, among other things, and is reduced by certain reserves in effect from time to time.

At December 31, 2014, there were no outstanding borrowings under the ABL Revolver. The Company had an additional $72 million of availability after giving effect to $7 million in outstanding letters of credit and less than $1 million for borrowing base reserves as of December 31, 2014.

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

Mandatory prepayments . If at any time the outstanding borrowings under the ABL Revolver (including outstanding letters of credit and swingline loans) exceed the lesser of (i) the borrowing base as in effect at such time and (ii) the aggregate revolving commitments as in effect at such time, the borrowers will be required to prepay an amount equal to such excess and/or cash collateralize outstanding letters of credit.

Voluntary prepayments . Subject to certain conditions, the ABL Revolver allows the borrowers to voluntarily reduce the amount of the revolving commitments and to prepay the loans without premium or penalty other than customary breakage costs for LIBOR rate contracts.

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

Level	Average Aggregate Availability		Base Rate Loans and Swingline Loans	LIBOR Loans
I	≤$	50,000,000	1.00%	2.00%
II	>$	50,000,000

	$	but ≤ 100,000,000	0.75%	1.75%
III	>$	100,000,000	0.50%	1.50%

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

Cash Dominion. Commencing on the day that an event of default occurs or availability under the ABL Revolver is less than the greater of 12.5% of the total borrowing base and $12.5 million and continuing until no event of default has existed and availability has been greater than such thresholds at all times for 60 consecutive days, amounts in the Company’s deposit accounts and the deposit accounts of the guarantors (other than certain excluded accounts) will be transferred daily into a blocked account held by the administrative agent and applied to reduce the outstanding amounts under the ABL Revolver.

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

In addition, commencing on the day that an event of default occurs or availability under the ABL Revolver is less than the greater of 10% of the total borrowing base and $10 million and continuing until no event of default has existed and availability under the ABL Revolver has been greater than such thresholds at all times, in each case, for 30 consecutive days, the Company would be required to maintain a fixed charge coverage ratio of at least 1.0x measured for the last 12-month period. As of March 17, 2015, the Company remained in compliance with all debt covenants. The fixed charge coverage ratio was 1.90 as of December 31, 2014. If none of the covenant triggers have occurred, the impact of falling below the fixed charge coverage ratio would not be a default but instead would limit our ability to pursue certain operational or financial transactions (e.g. acquisitions).

On February 4, 2014, the Company entered into (i) the First Amendment to the Credit Agreement dated as of February 4, 2014 (“Term Loan Amendment”), among the Affinia, JP Morgan Chase Bank, NA, as administrative agent and the lenders party thereto and (ii) the First Amendment to the ABL Credit Agreement dated as of February 4, 2014 (“ABL Amendment”), among Affinia, certain subsidiaries party thereto, the lenders party thereto and Bank of America, N.A, as administrative agent. The Term Loan Amendment and the ABL Amendment are referred to herein collectively as the “Amendments.”

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

Indenture

Senior Notes. On April 25, 2013, Affinia issued $250 million of Senior Notes as part of the refinancing. The Senior Notes accrue interest at the rate of 7.75% per annum, payable semi-annually on May 1 and November 1 of each year. The Senior Notes will mature on May 1, 2021. The terms of the Indenture provide that, among other things, the Senior Notes rank equally in right of payment to all of Affinia’s and all of the Company’s 100% owned current and future domestic subsidiaries (“Guarantors”) existing and future senior debt and senior in right of payment to all of Affinia’s and Guarantors’ existing and future subordinated debt. The Senior Notes are structurally subordinated to all of the liabilities and obligations of the Company’s subsidiaries that do not guarantee the Senior Notes. The Senior Notes are effectively junior in right of payment to all of Affinia’s and the Guarantors’ secured indebtedness, including the Term Loans and the ABL Revolver, to the extent of the value of the collateral securing such indebtedness. The outstanding balance of the Senior Notes at December 31, 2014 was $250 million.

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

Term Loan Facility

On April 25, 2013, the Company entered into a credit facility (the “Term Loan Facility”) consisting of (i) a Term Loan B-1 in an aggregate principal amount of $200 million and (ii) a Term Loan B-2 in an aggregate principal amount of $470 million (collectively the “Term Loans”). The Term Loan B-1 was offered at a price of 99.75%, of its face value, resulting in approximately $199 million of net proceeds for the Term Loan B-1. Term Loan B-2 was offered at a price of 99.50%, of its face value, resulting in approximately

$468 million of net proceeds for Term Loan B-2. The $1 million and $2 million original issue discount for Term Loan B-1 and Term Loan B-2, respectively, will be amortized based on the effective interest rate method and included in interest expense until the Term Loans mature. Term Loan B-1 amortizes in quarterly installments in an amount equal to 1.00% per annum, with the balance due on April 25, 2016. Term Loan B-2 amortizes in quarterly installments in an amount equal to 1.00% per annum, with the balance due on April 25, 2020. As of December 31, 2014, $175 million principal amount of Term Loan B-1 was outstanding, net of less than $1 million issue discount which is being amortized until the Term Loan B-1 matures and $367 million principal amount of Term Loan B-2 was outstanding, net of the $2 million issue discount which is being amortized until the Term Loan B-2 matures.

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

Cash Flows

Net cash provided by (used in) operating, investing and financing activities including continuing and discontinued operations is summarized in the tables below for the years ended 2014, 2013 and 2012:

Net cash provided by (used in) operating activities

Net cash provided by operating activities is summarized in the table below for the years ended 2014, 2013 and 2012:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
(Dollars in millions)
Summary of significant changes in operating activities:
Net income (loss)	$82	$10	$(102)
Change in trade accounts receivable	(41)	6	23
Change in inventories	(10)	(3)	(22)
Gain on the sale of Chassis group	(32)	—	—
Impairment of assets in discontinued operations	—	—	86
Change in other current operating liabilities	20	24	38

Subtotal	19	37	23
Other changes in operating activities	1	62	74

Net cash provided by operating activities	$20	$99	$97

Net income (loss) – Net income increased in 2014 in comparison to 2013 driven by higher sales in 2014 and expenses associated with the debt refinancing in 2013, as well as the gain on the sale of the Chassis group in 2014. Net income increased in 2013 in comparison to 2012 due to a higher income from discontinued operations, net of tax. The higher net income in 2013 in discontinued operations, net of tax, is due to a large impairment that was recorded in 2012.

Change in trade accounts receivable – The change in cash provided by trade accounts receivable in 2014 in comparison to 2013 was due to timing of payments and an increased accounts receivable balance due to sale growth in 2014. The change in trade accounts receivable in 2013 in comparison to 2012 was due to timing of payments in the United States.

Change in inventories – The change in cash provided by inventories in 2014 in comparison to 2013 is primarily due to higher inventories balances to support sales growth in 2014. The change in inventories in 2013 in comparison to 2012 was due primarily to the management of chassis product to reduce inventory levels to match reduced sales volumes.

Gain on the sale of the Chassis group – For the year ended December 31, 2014 the results included a $32 million pre-tax gain on the sale of the Chassis group.

Net cash provided by (used in) investing activities

Net cash provided by (used in) investing activities is summarized in the table below for the years ended 2014, 2013 and 2012:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
(Dollars in millions)
Investing activities
Proceeds from sales of assets	$149	$—	$4
Investments in companies, net of cash acquired	—	(1)	—
Change in restricted cash	(4)	—	—
Additions to property, plant and equipment	(26)	(31)	(27)
Other investing activities	7	—	—

Net cash provided by (used in) investing activities	$126	$(32)	$(23)

The changes in investing activities are mainly comprised of the following:

Proceeds from sales of assets – The proceeds from sales of assets in 2014 of $149 million were due to the sale of the Chassis group. The proceeds from sales of assets in 2012 were due to the sale of certain assets in the Juarez, Mexico facility.

Net cash provided by (used in) financing activities

Net cash provided by (used in) financing activities is summarized in the table below for the years ended 2014, 2013 and 2012:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
(Dollars in millions)
Financing activities
Net decrease in other short-term debt	$—	$—	$(4)
Payments of other debt	(10)	—	(2)
Repayment on Subordinated Notes	—	(367)	—
Repayments of Term Loans	(123)	(3)	—
Proceeds from Senior Notes	—	250	—
Proceeds from Term Loans	—	667	—
Proceeds from other debt	7	—	—
Payments of ABL Revolver	—	—	(110)
Repayment on Secured Notes	—	(195)	(23)
Dividend to Shareholder	(66)	(352)	—
Proceeds from BPI’s credit facility	—	—	76
Cash related to the deconsolidation of BPI	—	—	(11)
Payment of deferred financing costs	—	(15)	(1)
Purchase of noncontrolling interest	—	—	(3)

Net cash used in financing activities	$(192)	$(15)	$(78)

The changes in financing activities are mainly comprised of the following:

2013 Refinancing - In 2013, the Company refinanced its existing notes and credit facilities. The refinancing consisted of $250 million of Senior Notes due 2021, a $200 million Term Loan B-1 due 2016, and a $470 million Term Loan B-2 due 2020, the proceeds of which were used, together with $31 million of cash on hand, to redeem the Secured Notes and the Subordinated Notes, make a distribution of $350 million to Holdings and pay fees and expenses in connection with the refinancing transactions. The Company had two other minor transactions, each for $1 million that increased the distribution to the Company’s shareholder to $352 million during 2013.

Payments of other debt – In 2014, the Company paid down $9 million of debt in Poland.

Repayment of Term Loans – In 2014, the Company paid down $123 million of outstanding debt under the Term Loan Facility.

Payments of ABL Revolver —In 2012, the Company reduced the ABL Revolver with cash provided by operating activities and $70 million received prior to the distribution of BPI to Holdings’ shareholders.

Repayment on Secured Notes — The Company repaid the remaining balance of the Secured Notes in connection with the refinancing in 2013. The Company redeemed $23 million of its Secured Notes using cash provided by operating activities in June 2012.

Dividend to Shareholder – In 2014, the Company made a distribution of $66 million to Holdings that Holdings used to partially pay down its outstanding third-party debt.

Proceeds from BPI’s new credit facility and Cash related to the deconsolidation of BPI — In connection with the distribution of the Brake North America and Asia group to Holdings’ shareholders, the Company received a $70 million dividend from BPI, which BPI funded through borrowings of $76 million under a new credit facility that is not guaranteed by, or an obligation of, the Company or any of its subsidiaries. BPI had $11 million of cash on the date of the distribution that was not retained by Affinia Group.

Contractual Obligations and Commitments

Under various agreements, the Company is obligated to make future cash payments in fixed amounts. These include payments under debt obligations at maturity, under operating lease agreements, and under purchase commitments for property, plant, and equipment. The following table summarizes the Company’s fixed cash obligations over various future periods as of December 31, 2014:

	Payments Due By Period
Contractual Cash Obligations(1)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
(Dollars in Millions)
Debt obligations(2)	$811	$19	$175	$—	$617
Interest on debt obligations(3)	224	43	76	74	31
Operating leases	40	9	13	10	8
Purchase commitments for property, plant, and equipment	3	3	—	—	—

Total contractual obligations	$1,078	$75	$264	$84	$656

(1)	Excludes the $1 million reserve for income taxes under ASC Topic 740, “Income Taxes,” as the Company is unable to reasonably predict the ultimate timing of settlement of its reserves for income taxes.
(2)	Excludes $2 million discount on the Term Loans.
(3)	Interest payments based on variable interest rates were determined using the interest rate in effect at December 31, 2014.

Critical Accounting Estimates

The critical accounting estimates that affect the Company’s financial statements and that use judgments and assumptions are listed below. These estimates are subject to a range of amounts because of inherent imprecision that may result from applying judgment to the estimation process. The expenses and accrued liabilities or allowances related to certain of these policies are initially based on the Company’s best estimate at the time of original entry in its accounting records. Adjustments are recorded when actual results differ from the expected forecasts underlying the estimates. These adjustments could be material if the Company’s results were to change significantly in a short period of time. The Company makes frequent comparisons of actual results and expected forecasts in order to mitigate the likelihood of material adjustments.

Asset impairment. The Company performs impairment analyses based on the guidance found in ASC Topic 350, “Intangibles -Goodwill and Other” and ASC Topic 360, “Property, Plant, and Equipment.” Management also evaluates the carrying amount of the Company’s inventories on a recurring basis for impairment due to lower of cost or market issues, and for excess or obsolete quantities. Goodwill and intangibles with indefinite lives are tested for impairment as of December 31 of each year or more frequently as necessary. The factors that would cause a more frequent test for impairment include, among other things, a significant negative change in the estimated future cash flows of the reporting unit that has goodwill or other intangibles because of an event or a combination of events. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. The Company reviews long-lived assets for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified.

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

Goodwill. The impairment test involves an optional qualitative assessment before a two-step testing process. If it is determined, on the basis of qualitative factors, that it is not more likely than not that the fair value of a reporting unit is less than the carrying amount, the two-step impairment test would not be required. If elected or if it is determined that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, then step 1 of the impairment test process is performed, through which there is a comparison of the fair value of the applicable reporting unit to the aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, a second step of the goodwill impairment test is performed to determine the amount of impairment loss. The second step includes comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The continuing operations goodwill relates to the Filtration segment. The reporting unit’s current fair value is substantially in excess of the reporting unit’s carrying value as of December 31, 2014.

The Company primarily determines the fair value of its reporting units using a discounted cash flow model (“DCF model”), and supplement this with observable valuation multiples for comparable companies, as applicable. The completion of the DCF model requires that the Company makes a number of significant assumptions to produce an estimate of future cash flows. These assumptions include projections of future revenue, costs and working capital changes. In addition, management makes assumptions about the estimated cost of capital and other relevant variables, as required, in estimating the fair value of the Company’s reporting units. The projections that are used in the DCF model are updated annually and will change over time based on the historical performance and changing business conditions for the reporting unit. The determination of whether goodwill is impaired involves a significant level of judgment in these assumptions, and changes in business strategy, or economic or market conditions could significantly impact these judgments. Management continually monitors market conditions and other factors to determine if interim impairment tests are necessary in future periods. If impairment indicators are present in future periods, the resulting impairment charges could have a material impact on the Company’s results of operations.

Trade names. The fair value for each trade name is estimated based upon management’s estimates using a royalty savings approach, which is based on the principle that, if the business did not own the asset, it would have to license it in order to earn the returns that it was earning. The fair value is calculated based on the present value of the royalty stream that the business was saving by owning the asset. The projections that are used in the model are updated annually and will change over time based on the historical performance and changing business conditions for each of the Company’s reporting units. The determination of whether trade names are impaired involves a significant level of judgment in these assumptions, and changes in the Company’s business strategy, or economic or market conditions could significantly impact these judgments.

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

Inventories. Inventories are valued at the lower of cost or market. Cost is determined on the first in first out (“FIFO”) basis for all domestic inventories and at the Company’s Poland operations, or average cost basis for non-U.S. inventories. Where appropriate, standard cost systems are utilized for purposes of determining cost; the standards are adjusted as necessary to ensure they approximate actual costs. Estimates of inventory value are determined on a product line basis. These estimates are based upon current economic conditions, historical sales quantities and patterns and, in some cases, the specific risk of loss on specifically identified inventories.

The Company evaluates inventories on a regular basis to identify inventory on hand that may be obsolete or in excess of current and future projected market demand principally based on historical market demand. For inventory deemed to be obsolete, a reserve is recorded on the full value of that inventory. Inventory that is in excess of current and projected use, which is generally defined as inventory quantities in excess of 24 months of historical sales, is adjusted for certain allowances such as new part number introductions and product repacking opportunities.

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

Sales returns and rebates. The amount of sales returns accrued at the time of sale is estimated on the basis of the history of the customer and the history of products returned. Other factors considered in establishing the accrual include consideration of current economic conditions and changes in trends in returns, as well as adjusting for the impact of extraordinary returns that may result from individual negotiations with a customer in an unusual situation. The level of sales returns are recorded as a reduction of gross sales in the financial statements at the time of sale. In addition, the Company periodically performs studies to determine a scrap factor to be applied to the returns on a product-by-product basis, since a portion of the goods historically returned by customers have not been in saleable condition. Estimates of returned goods that are not in saleable condition are included in cost of sales. The Company customizes rebate programs with individual customers. Under certain rebate programs, a customer may earn a rebate that will increase as a percentage of the sale amount based on the achievement of specified sales levels. In order to estimate the amount of a rebate under this type of arrangement, management projects the amount of sales to that the customer over the specified rebate period in order to calculate an overall rebate to be accrued at the time of each sale. Gross sales are reduced at the time of sale. These estimates may need to be adjusted based on actual customer purchases compared to the projected purchases. Adjustments to the accrual are made as new information becomes available. In other cases a customer may earn a specific rebate for a specific period of time, based upon the sales of certain product types within the specified timeframe. Rebates are recorded as a reduction of gross sales.

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

Income taxes. The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years and for carryforwards. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of a deferred tax asset will not be realized. All available evidence, both positive and negative, is considered when determining the need for a valuation allowance. Judgment is used in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. Accounting for income taxes involves matters that require estimates and the application of judgment. Management’s income tax estimates are adjusted in light of changing circumstances, such as the progress of tax audits and the evaluation of the realizability of the Company’s tax assets.

Contingency reserves. The Company has historically been subject to a number of loss exposures, such as environmental claims, product liability and litigation. Establishing loss reserves for these matters requires the use of estimates and judgment with regard to risk exposure and ultimate liability. If there is a range of equally probably outcomes, Affinia accrues as the lower end of the range. Changes to assumptions used could materially affect carrying values of the recorded liabilities.

Restructuring. The Company defines restructuring charges to include costs related to business operation consolidation and exit and disposal activities. Establishing a reserve requires the estimate and judgment of management with respect to employee termination benefits, environmental costs and other exit costs. The Company had a $3 million and $5 million reserve recorded as of December 31, 2014 and 2013, respectively.

New Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies” for a discussion of the impact of new accounting standards.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to various market risks, such as currency exchange and interest rate fluctuation. Where necessary to minimize such risks the Company may enter into financial derivative transactions, however the Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

Currency risk

The Company conducts business throughout the world. Although the Company manages the Company’s businesses in such a way as to reduce a portion of the risks associated with operating internationally, changes in currency exchange rates may adversely impact the Company’s results of operations and financial position.

The results of operations and financial position of each of the Company’s operations are measured in their respective local (functional) currency. Business transactions denominated in currencies other than an operation’s functional currency produce foreign exchange gains and losses, as a result of the re-measurement process, as described in ASC Topic 830, “Foreign Currency Matters.” To the extent that the Company’s business activities create monetary assets or liabilities denominated in a non-local currency, changes in an entity’s functional currency exchange rate versus each currency in which an entity transacts business have a varying impact on an entity’s results of operations and financial position, as reported in functional currency terms. Therefore, for entities that transact business in multiple currencies, the Company seeks to minimize the net amount of cash flows and balances denominated in non-local currencies. However, in the normal course of conducting international business, some amount of non-local currency exposure will exist. Therefore, management monitors these exposures and may engage in business activities or execute transactions intended to mitigate the potential financial impact related to changes in the respective exchange rates.

The Company’s consolidated results of operations and financial position, as reported in U.S. Dollars, are also affected by changes in currency exchange rates. The results of operations of non-U.S. Dollar functional entities are translated into U.S. Dollars for consolidated reporting purposes each period at the average currency exchange rate experienced during the period. To the extent that the U.S. Dollar may appreciate or depreciate over time, the contribution of non-U.S. Dollar denominated results of operations to the Company’s U.S. Dollar reported consolidated earnings will vary accordingly. Therefore, changes in the various local currency exchange rates, as applied to the revenue and expenses of the Company’s non-U.S. Dollar operations may have a significant impact on the Company’s sales and, to a lesser extent, consolidated net income trends. In addition, a significant portion of the Company’s consolidated financial position is maintained at foreign locations and is denominated in functional currencies other than the U.S. Dollar. The non-U.S. Dollar denominated monetary assets and liabilities are translated into U.S. Dollars at each respective currency’s exchange rate then in effect at the end of each reporting period. The financial impact of the translation process is reflected within the other comprehensive income component of shareholder’s equity. Accordingly, the amounts shown in the Company’s consolidated shareholder’s equity account will fluctuate depending upon the cumulative appreciation or depreciation of the U.S. Dollar versus each of the respective functional currencies in which the Company conducts business. Management seeks to lessen the potential financial impact upon the Company’s consolidated results of operations due to exchange rate changes by engaging in business activities or by executing financial derivative transactions intended to mitigate specific transactions underlying currency exposures. The Company does not engage in activities solely intended to counteract the impact that changes in currency exchange rates may have upon the Company’s U.S. Dollar reported statement of financial condition nor do the Company engages in currency transactions for speculative purposes.

The Company’s foreign currency exchange rate risk management efforts primarily focus upon operationally managing the net amount of non-functional currency denominated monetary assets and liabilities. In addition, the Company routinely execute short-term currency exchange rate forward contracts intended to mitigate the earnings impact related to the re-measurement process. At December 31, 2014, the Company had currency exchange rate derivatives with an aggregate notional value of $70 million and fair values of less than $1 million in assets and liabilities.

As discussed previously within “Matters Impacting Future Results” for the Filtration segment, the Company’s Venezuelan operations are subject to risk associated with multiple currency exchange mechanisms, which could significantly impact the value at which management is able to obtain U.S. Dollars.

Interest rate risk

The Company is exposed to the risk of rising interest rates to the extent that the Company funds operations with short-term or variable-rate borrowings. At December 31, 2014, the Company’s $811 million of aggregate debt outstanding consisted of $561 million of floating-rate debt and $250 million of fixed-rate debt.

Pursuant to the Company’s written interest rate risk management policy, it actively monitors and manages the Company’s fixed versus floating rate debt composition within a specified range. At year-end, fixed rate debt comprised approximately 31% of the Company’s total debt. Based on the amount of floating-rate debt outstanding at December 31, 2014 a 1% rise in interest rates would result in approximately $6 million in incremental interest expense.

In April 2013, the Company entered into interest rate swaps having an aggregate notional value of $300 million to effectively fix the rate of interest on a portion of the Company’s variable rate Term Loan B-2 until April 2020. The Company has designated the Company’s interest rate swaps as “cash flow” hedges as described in ASC 815, “Derivatives and Hedging” (“ASC 815”). Each of these transactions contains an embedded benchmark-rate floor of 1.25% which mirrors the terms contained in the Term Loan B-2. Based on the amount of floating-rate debt outstanding at December 31, 2014, the interest rate swaps would reduce the incremental interest expense from a 1% rise in interest rates from $6 million to $3 million. As of December 31, 2014, the aggregate fair value of the interest rate swap was an asset of $2 million.

Commodity Price Risk Management

The Company is exposed to adverse price movements or surcharges related to commodities that are used in the normal course of business operations. Management actively seeks to negotiate contractual terms with the Company’s customers and suppliers to limit the potential financial impact related to these exposures.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Affinia Group Intermediate Holdings Inc.

Gastonia, North Carolina

We have audited the accompanying consolidated balance sheets of Affinia Group Intermediate Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholder’s equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Affinia Group Intermediate Holdings Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina

March 17, 2015

Affinia Group Intermediate Holdings Inc.

Consolidated Statements of Operations

	Years Ended December 31,
(Dollars in millions)	2014	2013	2012
Net sales	$1,396	$1,361	$1,259
Cost of sales	(1,056)	(1,043)	(967)

Gross profit	340	318	292
Selling, general and administrative expenses	(199)	(200)	(172)

Operating profit	141	118	120
Loss on extinguishment of debt	—	(15)	(1)
Other income and expense, net	(13)	(1)	3
Interest expense	(56)	(73)	(63)

Income from continuing operations before income tax provision, equity in (loss) income, net of tax and noncontrolling interest, net of tax	72	29	59
Income tax provision	(19)	(22)	(45)
Equity in (loss) income, net of tax	—	(2)	1

Net income from continuing operations	53	5	15
Income (loss) from discontinued operations, net of tax	29	5	(117)

Net income (loss)	82	10	(102)
Less: net income attributable to noncontrolling interest, net of tax	—	—	1

Net income (loss) attributable to the Company	$82	$10	$(103)

See accompanying notes to the consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
(Dollars in millions)	2014	2013	2012
Net income (loss)	$82	$10	$(102)
Other comprehensive income (loss), net of tax:
Pension liability adjustment	1	1	—
Change in fair value of interest rate swaps(1)	(8)	9	—
Change in foreign currency translation adjustments(2)	(28)	(19)	(15)
Reclassification adjustments included in net income	2	(2)	—

Total other comprehensive loss	(33)	(11)	(15)

Total comprehensive income (loss)	49	(1)	(117)
Less: comprehensive income attributable to noncontrolling interest, net of tax	—	—	1

Comprehensive income (loss) attributable to the Company	$49	$(1)	$(118)

(1)	Net of $1 million tax benefit in 2014 and $4 million tax expense in 2013.
(2)	Net of $6 million tax expense in 2014, $3 million tax expense in 2013 and $4 million tax expense in 2012.

See accompanying notes to the consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Consolidated Balance Sheets

	December 31,
(Dollars in millions)	2014	2013
Assets
Current assets:
Cash and cash equivalents	$45	$101
Restricted cash	4	—
Trade accounts receivable, less allowances of $4 million for 2014 and $2 million for 2013	145	141
Inventories, net	214	221
Current deferred taxes	21	39
Prepaid taxes	38	29
Other current assets	46	32
Current assets of discontinued operations	—	141

Total current assets	513	704
Property, plant, and equipment, net	123	123
Goodwill	3	3
Other intangible assets, net	54	60
Deferred financing costs	14	18
Deferred income taxes	97	80
Investments and other assets	17	21

Total assets	$821	$1,009

Liabilities and shareholder’s deficit
Current liabilities:
Accounts payable	$138	$121
Notes payable	19	23
Current maturities of long-term debt	—	7
Other accrued expenses	58	78
Accrued payroll and employee benefits	20	19
Current liabilities of discontinued operations	—	31

Total current liabilities	235	279
Long-term debt	792	907
Deferred employee benefits and other noncurrent liabilities	13	24

Total liabilities	1,040	1,210

Contingencies and commitments
Shareholder’s deficit:
Common stock, $.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	455	456
Accumulated deficit	(622)	(638)
Accumulated other comprehensive loss	(53)	(20)

Total shareholder’s deficit of the Company	(220)	(202)
Noncontrolling interest in consolidated subsidiaries	1	1

Total shareholder’s deficit	(219)	(201)

Total liabilities and shareholder’s deficit	$821	$1,009

See accompanying notes to the consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Consolidated Statements of Shareholder’s Equity (Deficit)

(Dollars in millions)	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total shareholder’s equity (deficit) of the Company	Noncontrolling Interest	Total equity (deficit)
Balance at January 1, 2012	$—	$458	$(130)	$6	$334	$13	$347
Stock-based compensation	—	1	—	—	1	—	1
Noncontrolling interest decrease due to acquisition of additional ownership	—	(4)	—	—	(4)	—	(4)
Noncontrolling interest decrease due to distribution of BPI	—	—	—	—	—	(13)	(13)
Distribution of BPI	—	—	(63)	—	(63)	—	(63)
Net loss	—	—	(103)	—	(103)	1	(102)
Currency translation – net of tax	—	—	—	(15)	(15)	—	(15)

Balance at December 31, 2012	$—	$455	$(296)	$(9)	$150	$1	$151

Stock-based compensation	—	1	—	—	1	—	1
Net income	—	—	10	—	10	—	10
Dividends	—	—	(352)	—	(352)	—	(352)
Pension liability adjustment	—	—	—	1	1	—	1
Change in market value of interest rate swaps	—	—	—	7	7	—	7
Currency translation – net of tax	—	—	—	(19)	(19)	—	(19)

Balance at December 31, 2013	$—	$456	$(638)	$(20)	$(202)	$1	$(201)

Stock-based compensation	—	(1)	—	—	(1)	—	(1)
Net income	—	—	82	—	82	—	82
Dividends	—	—	(66)	—	(66)	—	(66)
Pension liability adjustment	—	—	—	1	1	—	1
Change in market value of interest rate swaps	—	—	—	(6)	(6)	—	(6)
Currency translation – net of tax	—	—	—	(28)	(28)	—	(28)

Balance at December 31, 2014	$—	$455	$(622)	$(53)	$(220)	$1	$(219)

See accompanying notes to the consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
(Dollars in millions)	2014	2013	2012
Operating activities
Net income (loss)	$82	$10	$(102)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20	22	24
Currency devaluation	7	2	—
Gain on the sale of Chassis group	(32)	—	—
Impairment of assets in discontinued operations	—	—	86
Stock-based compensation	3	1	—
Loss on extinguishment of debt	—	15	1
Write-off of unamortized deferred financing costs	1	8	—
Write-off of original issue discount on Subordinated notes	—	1	—
Provision for deferred income taxes	(19)	26	—
Change in trade accounts receivable	(41)	6	23
Change in inventories	(10)	(3)	(22)
Change in other current operating assets	(6)	(43)	39
Change in other current operating liabilities	20	24	38
Change in other	(5)	30	10

Net cash provided by operating activities	20	99	97
Investing activities
Proceeds from the sale of Chassis group	149	—	—
Proceeds from the sale of an equity method investment	4	—	—
Change in restricted cash	(4)	—	—
Proceeds from sales of assets	—	—	4
Investments in companies, net cash acquired	—	(1)	—
Additions to property, plant, and equipment	(26)	(31)	(27)
Other investing activities	3	—	—

Net cash provided by (used in) investing activities	126	(32)	(23)
Financing activities
Net decrease in other short-term debt	—	—	(4)
Repayments of other debt	(10)	—	(2)
Proceeds from other debt	7	—	—
Payments of ABL Revolver	—	—	(110)
Repayment on Secured Notes	—	(195)	(23)
Repayment on Subordinated Notes	—	(367)	—
Dividend to Shareholder	(66)	(352)	—
Repayment of Term Loans	(123)	(3)	—
Proceeds from BPI’s credit facility	—	—	76
Cash related to the deconsolidation of BPI	—	—	(11)
Payment of deferred financing costs	—	(15)	(1)
Proceeds from Term Loans	—	667	—
Proceeds from Senior Notes	—	250	—
Purchase of noncontrolling interest	—	—	(3)

Net cash used in financing activities	(192)	(15)	(78)
Effect of exchange rates on cash	(10)	(2)	1
(Decrease) increase in cash and cash equivalents	(56)	50	(3)
Cash and cash equivalents at beginning of the period	101	51	54

Cash and cash equivalents at end of the period	$45	$101	$51

Supplemental cash flows information

	Years Ended December 31,
(Dollars in millions)	2014	2013	2012
Cash paid during the period for:
Interest	$52	$64	$59
Income taxes	$24	$20	$21
Noncash investing and financing activities:
Additions to property, plant and equipment included in accounts payable	$1	$—	$1

See accompanying notes to the consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Notes to Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Affinia Group Intermediate Holdings Inc. (“Affinia” or the “Company”), headquartered in Gastonia, North Carolina, is an innovative global leader in the design, manufacture, distribution and marketing of industrial grade filtration products and services and replacement products in South America. The Company’s broad range of filtration and other products are sold in North America, Europe, South America, Asia and Africa. The Company’s brands include WIX®, FiltronTM, Nakata®, and ecoLAST®. Additionally, the Company provides private label products for certain customers, including NAPA®.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Consolidated Financial Statements include all domestic and foreign subsidiaries that were more than 50% owned and controlled as of each respective reporting period presented. All intercompany transactions have been eliminated. Investments in which the Company has the ability to exercise significant influence but does not control are accounted for using the equity method of accounting. Investments in which the Company is not able to exercise significant influence over are accounted for under the cost method of accounting.

Use of Estimates

These Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”). The preparation of financial statements that conform to GAAP in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates and assumptions.

Concentration of Credit Risk

The primary type of financial instruments that subject the Company to concentrations of credit risk are trade accounts receivable. The Company limits its credit risk by performing ongoing credit evaluations of its customers and, when deemed necessary, requires letters of credit, guarantees or collateral. The majority of the Company’s accounts receivable is due from replacement parts wholesalers and retailers serving the aftermarket.

The Company’s net sales to its largest customer as a percentage of total net sales from continuing operations for the years ended December 31, 2014, 2013 and 2012, was 23%, 22% and 23%, respectively. Net sales represent the amounts invoiced to customers after adjustments related to rebates, returns and discounts. The Company provides reserves for rebates, returns and discounts at the time of sale which are subsequently applied to the account of specific customers based upon actual activity including the attainment of targeted volumes. The Company’s largest customer’s accounts receivable as of December 31, 2014 and 2013, represented approximately 17% and 11%, respectively, of the total accounts receivable.

Foreign Currency Translation

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date and equity accounts are translated at historical rates. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are presented in Change in foreign currency translation adjustments within the Consolidated Statements of Comprehensive Income (Loss).

Included in net income (loss) are the gains and losses arising from foreign currency transactions. The impact on income from continuing operations before income tax provision, equity in income (loss), net of tax and noncontrolling interest of foreign currency transactions including the results of the Company’s foreign currency hedging activities amounted to a loss of $13 million, loss of $6 million and a gain of $2 million in 2014, 2013 and 2012, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less.

Restricted Cash

Restricted cash at December 31, 2014 relates to amounts on deposit in Venezuela to fund the procurement of U.S. Dollars via currency exchange auctions administered by the Venezuelan government.

Accounts receivable

The Company records trade accounts receivable when revenue is recorded in accordance with the Company’s revenue recognition policy and relieves accounts receivable when payments are received from customers.

Allowance for doubtful accounts

The allowance for doubtful accounts is established through charges to the provision for bad debts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The evaluation includes historical trends in collections and write-offs, management’s judgment of the probability of collecting accounts, and management’s evaluation of business risk. The allowance is an estimate that may be impacted by economic and market conditions which could have an effect on future allowance requirements and results of operations.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out (“FIFO”) method of inventory costing for all domestic inventories and at the Company’s Poland operations, or average cost basis for other non-U.S. inventories.

Goodwill

Goodwill is not amortized, but instead the Company evaluates goodwill for impairment, as of December 31 of each year, unless conditions arise that would require a more frequent evaluation. In assessing the recoverability of goodwill, the Company performs a qualitative or quantitative assessment to test for impairment annually. If the Company determine, on the basis of qualitative factors, that a quantitative impairment test is required estimated future cash flows and other factors are made to determine the fair value of the respective reporting unit. If these estimates or related projections change in the future, the Company may be required to record impairment charges for goodwill at that time.

Intangibles

Affinia has trade names with indefinite lives and other intangibles with definite lives. Affinia tests trade names for impairment on an annual basis as of December 31 of each year, unless conditions arise that would require a more frequent evaluation. Trade names are tested for impairment by comparing the fair value to their carrying values.

The Company’s intangibles with definite lives consist of customer relationships, patents and developed technology. These assets are amortized on a straight-line basis over estimated useful lives ranging from 5 to 20 years. Certain conditions may arise that could result in a change in useful lives or require the Company to perform a valuation to determine if the definite lived intangibles are impaired.

Deferred Financing Costs

Deferred financing costs are incurred to obtain long-term financing and are amortized using the effective interest method over the term of the related debt. The amortization of deferred financing costs is classified in interest expense in the statement of operations.

Depreciation

Fixed assets are depreciated over their estimated remaining lives using the straight-line method for financial reporting purposes and accelerated depreciation methods for federal income tax purposes. Major additions and improvements are capitalized and depreciated over their estimated useful lives, and repairs and maintenance are charged to expense in the period incurred. The Company reviews long-lived assets for impairment and generally accepted accounting principles require recognition of an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows. If the long-lived asset is not recoverable, the Company measures an impairment loss as the difference between the carrying amount and fair value of the asset.

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

Income Taxes

Income taxes are recognized during the period in which transactions enter into the determination of financial statement income, with deferred income taxes being provided for the tax effect of temporary differences between the carrying amount of assets and liabilities and their tax basis. Deferred income taxes are provided on the undistributed earnings of foreign subsidiaries and affiliated companies except to the extent such earnings are considered to be permanently reinvested in the subsidiary or affiliate. In cases where foreign tax credits will not offset U.S. income taxes, amounts are included in the Income tax provision within Consolidated Statement of Operations.

The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Financial Instruments

The reported fair values of financial instruments, consisting of cash and cash equivalents, trade accounts receivable and long-term debt, are based on a variety of factors. Where available, fair values represent quoted market prices for identical or comparable instruments. Where quoted market prices are not available, fair values are estimated based on assumptions concerning the implied market volatilities, amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of credit and market risk. Fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future. As of December 31, 2014 and 2013, the book value of some of the Company’s financial instruments, consisting of cash and cash equivalents and trade accounts receivable, approximated their fair values. The fair value of long-term debt is discussed further in Note 6 Debt.

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

Advertising Costs

Advertising costs are recognized in Selling, general and administrative expenses within the Consolidated Statements of Operations at the time advertising when incurred. Advertising expenses included in continuing operations were $20 million, $19 million and $20 million for the years 2014, 2013, and 2012, respectively. The advertising expenses included in discontinued operations, were nil, $2 million and $7 million for the years 2014, 2013, and 2012, respectively.

Promotional Programs

Cooperative advertising programs conducted with customers that promote the Company’s products are accrued as a rebate based on anticipated total amounts to be rebated to customers over the period of the agreement with the customer. Rebates are reflected in Net sales within the Consolidated Statements of Operations. Aftermarket distributors typically source their product lines at a particular price point and product category with one “full-line” supplier, such as Affinia, which covers substantially all of their product requirements. Switching to a new supplier typically requires that a distributor or supplier make a substantial investment to purchase, or “changeover” to, the new supplier’s products. The changeover costs and other incentives incurred in connection with obtaining new business are recognized as selling expense in the period in which the changeover from a competitor’s product to the Company’s product occurs. Infrequently, the Company enters into a contract with a customer for a set period of time that requires the reimbursement of the incentive by the customer if the future conditions of the contract are not met. In these infrequent cases the incentive is recorded as a reduction of revenue over the life of the contract.

Insurance

The Company uses a combination of insurance and self-insurance for a number of risks, including workers’ compensation, general liability, vehicle liability and the Company-funded portion of employee-related health care benefits. Liabilities associated with these risks are estimated in part by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions.

Research and Development Costs

The Company charges research and development expenses, relating to the development of new products or the improvements or redesign of its existing products, to expense when incurred. The Company incurred less than $1 million for each of the years ended 2014, 2013 and 2012. These costs are recognized in Cost of sales within the Consolidated Statements of Operations.

Derivatives

The Company is subject to various financial risks during the normal course of business operations, including but not limited to, adverse changes to interest rates, currency exchange rates, counterparty creditworthiness, and commodity prices. The Company may utilize financial derivative instruments in order to mitigate the potential impact of these factors. The Company’s policies strictly prohibit the use of derivatives for speculative purposes.

The Company uses derivative financial instruments to manage the risk that changes in interest rates will have on the amount of future interest payments. Interest rate swap contracts are used to adjust the proportion of total debt that is subject to variable versus fixed interest rates. Under these agreements, the Company agrees to pay an amount equal to a specified fixed rate times a notional principal amount, and to receive an amount equal to a specified variable rate times the same notional principal amount or vice versa. The notional amounts of the contract are not exchanged. No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination and will represent the net present value, at current rates of interest, of the remaining obligation to exchange payments under the terms of the contract. The Company measures hedge effectiveness, at least quarterly, by using the hypothetical derivative method.

The Company’s derivative instrument portfolio includes standard forward currency contracts and interest rate swaps. Beginning in 2014, the Company began utilizing forward currency contracts that are intended to offset foreign exchange risk for certain forecasted gross receivable and payable balances. These contracts qualify for, and the Company has elected to apply, hedge accounting treatment under ASC 815 “Derivatives and Hedging” (“ASC 815”). In accordance with ASC 815, gains or losses on outstanding hedges are recorded as a component of Accumulated Other Comprehensive Income (“AOCI”) and reclassified into net income in the same period during which the hedged transaction impacts net income. Prior to entering into the forward currency contracts in 2014, the Company entered into currency forward contract that were intended to offset the earnings impact related to the periodic revaluation of specific non-functional currency denominated monetary working capital accounts and intercompany financing arrangements. The Company did not elect hedge accounting treatment for these currency forward contacts because the earnings impact from both the underlying exposures and the hedge transactions were recognized in earnings each accounting period. The Company uses interest rate swaps to manage the ratio of net floating-rate debt to total debt outstanding, thereby reducing the potential impact that interest rate variability may have on its consolidated financial results. The Company has designated its interest rate swaps as cash flow hedges.

Stock-Based Compensation

The Company accounts for equity awards issued under its 2005 Stock Plan in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”). See Note 13 for additional information.

Deferred Compensation Plan

The Company established a deferred compensation plan in 2008 that permitted executives to defer receipt of all or a portion of the amounts payable under the non-equity incentive compensation plan. All amounts deferred were treated solely for purposes of the plan to have been notionally invested in the common stock of Holdings. As such, the accounts under the plan will reflect investment gains and losses associated with an investment in Holdings’ common stock. The Company matched 25% of the deferral with an additional notional investment in common stock of Holdings, which is subject to vesting as provided in the plan.

New Accounting Pronouncements

Adopted Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This guidance is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. The adoption of this standard has not had any impact on the presentation of unrecognized tax benefits in the Consolidated Balance Sheets.

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 amends the definition of a discontinued operation in Accounting Standards Codification (“ASC”) 205-20 and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued operations criteria. The FASB issued the ASU to provide more decision-useful information and to make it more difficult for a disposal transaction to qualify as a discontinued operation. In addition, the ASU requires entities to reclassify assets and liabilities of a discontinued operation for all comparative periods in the statement of financial position, as well as significant changes to the presentation requirements within the statement of cash flows. This ASU is effective for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014. The adoption of this ASU could have a significant impact on the financial statement presentation associated with any disposal transactions that may occur in the future.

Accounting Pronouncements Issued But Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This ASU is effective for reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Company is currently assessing the impact that this new ASU will have on its revenue recognition upon adoption.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern.” ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. This ASU is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the updated guidance to have a material impact on the consolidated financial position, results of operations or cash flows.

3. SEGMENT INFORMATION

The Company has two operating segments, Filtration and Affinia South America (“ASA”), which are considered reportable segments under ASC 280 “Segment Reporting.” Operating segments are determined based on information used by the chief operating decision maker (“CODM”) in deciding how to allocate resources and evaluate the performance of the Company’s businesses. Management evaluates the performance of its operating segments based primarily on revenue growth and operating profit. Although not considered an operating segment, corporate, eliminations and other includes corporate costs, interest expense and other amounts not allocated to the operating segments.

The Filtration segment is the Company’s largest business unit, having contributed approximately 70% of global revenues for the year ended December 31, 2014. The Company’s Filtration products fit medium and heavy duty trucks, light vehicles, equipment in the off-highway market (i.e. residential and non-residential construction, mining, forestry and agricultural) and equipment for industrial and marine applications. The Filtration segment’s products include oil, air, fuel, cabin air, coolant, hydraulic and other filters for many types of vehicles and machinery. The products are sold under well-known brands, such as WIX® and FiltronTM, and private label brands including NAPA®.

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

The following table presents financial information for each reportable segment, as well as for corporate, eliminations and other, and on a consolidated basis:

(Dollars in millions)	Net Sales			Operating Profit
	Years Ended December 31,
	2014	2013	2012	2014	2013	2012
Filtration	$967	$902	$831	$150	$132	$122
ASA	430	459	430	34	36	32
Corporate, eliminations and other	(1)	—	(2)	(43)	(50)	(34)

Consolidated	$1,396	$1,361	$1,259	$141	$118	$120

(Dollars in millions)	Total Assets
	Years Ended December 31,
	2014	2013
Filtration	$443	$405
ASA	199	220
Corporate, eliminations and other(1)	179	243
Assets of discontinued operations(2)	—	141

Consolidated	$821	$1,009

(1)	Corporate assets consist of cash, deferred income taxes, corporate facility and various other assets that are not specific to an operating segment.
(2)	The amounts related to the Chassis group are classified in the current assets of discontinued operations in 2013.

	Depreciation and Amortization			Capital Expenditures
	Years Ended December 31,
(Dollars in millions)	2014	2013	2012	2014	2013	2012
Filtration	$16	$15	$14	$22	$22	$12
ASA	3	3	3	4	5	5
Corporate, eliminations and other	1	3	5	—	—	—

Total from continuing operations	20	21	22	26	27	17
Discontinued operations	—	1	2	—	4	10

Consolidated	$20	$22	$24	$26	$31	$27

Net sales by geographic region were as follows:

	Years Ended December 31,
(Dollars in millions)	2014	2013	2012
Brazil	$390	$411	$389
Canada	46	47	47
Poland	167	161	146
Venezuela	73	75	48
Other Countries	91	89	74

Total Other Countries	767	783	704
United States	629	578	555

Consolidated	$1,396	$1,361	$1,259

Long-lived assets by geographic region were as follows:

	Years Ended December 31,
(Dollars in millions)	2014	2013(1)
China	$18	$18
Brazil	13	14
Poland	27	30
Other Countries	10	12

Total other countries	68	74
United States	126	130

Consolidated	$194	$204

(1)	Long-lived assets as of December 31, 2013 exclude $52 million for the Chassis group, which is classified in current assets of discontinued operations.

Net sales by geographic area were determined based on origin of sale. Geographic data on long-lived assets are comprised of property, plant and equipment, goodwill, other intangible assets and deferred financing costs.

4. DISCONTINUED OPERATIONS

In the fourth quarter of 2013, management committed to a plan to sell the Chassis group. Pursuant to ASC Topic 205, “Presentation of Financial Statements,” the Chassis group met the definition of a disposal group at the time management committed to a plan to sell the group and, accordingly, the results of operations of the Chassis group have been classified as a component of discontinued operations. On January 21, 2014, Affinia entered into an Asset Purchase Agreement, as amended, with Federal-Mogul Chassis, LLC (formerly known as VCS Quest Acquisition LLC) (“FM Chassis”), an affiliate of Federal-Mogul Corporation, pursuant to which FM Chassis agreed to purchase the Chassis group. This transaction closed on May 1, 2014. The Consolidated Statements of Cash Flows were not adjusted to reflect this group as a discontinued operation for any period presented.

Upon the closing of this transaction in May 2014, Affinia received cash proceeds of $140 million, which represented the agreed upon selling price of $150 million less a holdback of $10 million until completion of certain post-closing performance obligations. In September 2014, the post-closing performance obligations were completed and the Company received $9 million of cash proceeds with the remaining $1 million allocated to a post-closing purchase price adjustment. There are no additional material obligations of either party associated with this transaction.

The sale of the Chassis group resulted in a pre-tax gain of $32 million, of which $21 million was recorded in the second quarter of 2014 and $11 million was recorded in the third quarter of 2014. These amounts are reflected in the Consolidated Statements of Operations within the Income from discontinued operations, net of tax. The Company released an $18 million capital loss valuation allowance as a result of the sale, the tax benefit of which offset the tax expense incurred by the gain on the sale. This resulted in a tax expense of $6 million on the transaction.

In addition to the gain on the sale discussed above, the following table shows the Chassis group’s net sales, income before income tax provision and net income that are included within Income from discontinued operations, net of tax on the Consolidated Statements of Operations.

	Years Ended December 31,
(Dollars in millions)	2014	2013	2012
Net sales	$64	$189	$194
Income before income tax provision	5	15	10
Income tax provision	(2)	(10)	(3)

Income from discontinued operations, net of tax	$3	$5	$7

Affinia and FM Chassis entered into a transition services agreement (“TSA”) effective with the sale on May 1, 2014. The TSA provides for certain administrative and other services and support to be provided by Affinia to FM Chassis and to be provided by FM Chassis to Affinia. Most of the transition services expired in 2014 or will expire in 2015. The TSA was established as an arm’s length transaction and is intended for the contracting parties to recover costs of the services provided.

The following table shows the Chassis group’s assets and liabilities that are included in assets of discontinued operations and liabilities of discontinued operations as of December 31, 2013:

(Dollars in millions)
Cash	$1
Accounts receivable	9
Inventory	74
Other current assets	4
Property, plant and equipment	8
Goodwill	22
Other intangible assets	22
Other assets	1

Total assets of discontinued operations	$141

Accounts payable	$18
Other accrued expenses	12
Accrued payroll and employee benefits	1

Total liabilities of discontinued operations	$31

In the fourth quarter of 2011, management committed to a plan to sell the Brake North America and Asia group at which time the Brake North America and Asia group qualified as a discontinued operation. The Consolidated Statements of Operations for all periods presented have been adjusted to reflect this group as a discontinued operation. The Consolidated Statements of Cash Flows for all periods presented were not adjusted to reflect this group as a discontinued operation.

On November 30, 2012, the Company distributed its Brake North America and Asia group to the shareholders of Holdings, the Company’s parent company and sole stockholder. The new organization is led by the management team from the Company’s former Brake North America and Asia group, with oversight provided by a separate board of directors. On March 25, 2013, the new organization announced that it had been acquired by a group of investors.

To effect the transaction, the Company distributed 100% of the capital stock of BPI Holdings International, Inc. (“BPI”), an entity formed for the purpose of completing the transaction and which owns the assets and operations comprising the Company’s former Brake North America and Asia group, to Holdings. Thereafter, Holdings distributed such capital stock to the holders of Holdings common stock and to the holders of Holding’s 9.5% Class A Convertible Participating Preferred Stock, par value $0.01 per share (“Preferred Stock”), on a pro rata basis as if each of the shares of Preferred Stock outstanding at the time of the distribution had been converted into Holdings common stock in accordance with its terms prior to the distribution. The fair value of the capital stock distributed to the shareholders of Holdings was $63 million. In addition, noncontrolling interest decreased by $13 million due to the distribution of BPI.

In connection with the distribution, the Company received a $70 million cash dividend from BPI, which BPI funded through $76.5 million in borrowings under a new credit facility that is not guaranteed by, or an obligation of, the Company or any of its subsidiaries. BPI held $11 million in cash that was included in the distribution on November 30, 2012.

Affinia and BPI entered into a TSA effective with the distribution on November 30, 2012. The TSA provides for certain administrative and other services and support to be provided by Affinia to BPI and to be provided by BPI to Affinia. Most of the transition services expired during 2014. The TSAs and the distribution services were established as arm length transactions and are intended for the contracting parties to recover costs of the services.

On the date of the distribution, the Company no longer had any influence over BPI. The Company evaluated all potential variable interests between Affinia and BPI and determined that the Company is not the primary beneficiary of BPI. Consequently, the Company deconsolidated BPI on the date of the distribution.

The table below summarizes the Brake North America and Asia group’s net sales, loss before income tax provision, income tax provision, income (loss) from discontinued operations, net of tax, net income attributable to noncontrolling interest, net of tax and loss attributable to the discontinued operations.

(Dollars in millions)	2012
Net sales	$582
Loss before income tax provision	(91)
Income tax provision	(33)

Loss from discontinued operations, net of tax	(124)
Less: net income attributable to noncontrolling interest, net of tax	1

Loss from discontinued operations, net of tax	$(125)

The Company entered into an Asset Purchase Agreement with Carter Automotive Company Inc. (“Carter”) on June 28, 2012, pursuant to which Carter purchased certain assets located at the Company’s Juarez, Mexico facility, which is included in the Brake North America and Asia group, for $3 million. The transaction resulted in an impairment and loss on sale of $6 million on fixed assets and inventory for the second quarter of 2012.

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

All derivative instruments are recognized on the Company’s balance sheet at fair value. The fair value measurements of the Company’s currency forward contracts and interest rate swaps are based upon Level 2 inputs consisting of observable market data, as reported by a recognized independent third-party financial information provider. Based upon the Company’s periodic assessment of its own creditworthiness, and of the creditworthiness of the counterparties to its derivative instruments, fair value measurements are not adjusted for nonperformance risk.

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”):

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

The Company’s fair value of interest rate swaps and its currency forward contract derivatives at December 31, 2014 and 2013 are set forth in the table below:

(Dollars in Millions)	Asset (Liability)	Level 2	Valuation Technique
December 31, 2014:
Interest rate swap contracts	$2	$2	A
Foreign currency forward contracts	—	—	A
December 31, 2013:
Interest rate swap contracts	$11	$11	A
Foreign currency forward contracts	—	—	A

Currency Forward Contract Derivatives

Our currency forward contracts are valued using then-current spot and forward market data as provided by external financial institutions. The Company enters into currency forward contracts with banking institutions of only the highest tiered credit ratings and thus the counterparty credit risk associated with these contracts is not considered significant.

The Company enters into short-term currency forward contracts which are intended to offset the currency exchange gain (loss) related to the re-measurement process and are not designated as hedges of specific monetary asset balances subject to currency risks. Therefore, any changes in the fair value of these short-term currency forward contracts are recognized in earnings each accounting period. The aggregate notional amount of outstanding short-term currency forward contracts was $34 million and $86 million as of December 31, 2014 and 2013, respectively. Losses of less than $1 million were recorded for the year ended December 31, 2014, gains of $1 million were recorded for the year ended December 31, 2013, and gains of $2 million were recorded for the year ended December 31, 2012.

Additionally, beginning in the third quarter of 2014, the Company entered into currency forward contracts which are intended to offset against foreign exchange risk for certain forecasted gross receivable and payable balances. These currency forward contracts are considered highly effective based on critical terms matching and the result of de minimis testing. Therefore, the gains or losses of these hedges are deferred as a component of Accumulated Other Comprehensive Income (Loss) (“AOCI”) and reclassified into net income in the same period during which the hedged transaction affects net income. The aggregate notional amount of outstanding currency forward contracts was $36 million as of December 31, 2014. The gains recorded were less than $1 million for the year ended December 31, 2014.

The Company’s outstanding currency forward contracts are recorded in the Consolidated Balance Sheets as either Other current assets or Other accrued expenses, depending on whether the contracts are in asset or liability positions at the end of each reporting period. Currency forward contract gains and losses are recognized in Other income and expense, net in the Consolidated Statements of Operations in the reporting period of occurrence.

Interest Rate Derivatives

In April 2013, the Company entered into interest rate swaps having an aggregate notional value of $300 million to effectively fix the rate of interest on a portion of the Company’s Term Loan B-2 until April 25, 2020. The Company funds its business operations with a combination of fixed and floating-rate debt. Therefore, the Company’s reported results from operations may be adversely impacted by rising interest rates. The Company’s interest rate risk policy seeks to minimize the long-term cost of debt, subject to a limitation of the maximum percentage of net floating-rate debt versus total debt outstanding.

While the Company’s policy does not require that it maintain a specific ratio of net floating-rate debt as a proportion of total debt outstanding, the Company uses interest rate swaps to manage the ratio of net floating-rate debt to total debt outstanding within the Company’s policy target range, thereby reducing the potential impact that interest rate variability may have on its consolidated financial results. The Company’s policy prohibits the use of interest rate derivatives to generate trading profits or to otherwise speculate on interest rate movements.

The Company has designated its interest rate swaps as cash flow hedges as described in ASC 815. At the inception of the hedge, the Company formally documents its hedge relationships and risk management objectives and strategy for undertaking the hedge. In addition, the documentation identifies the interest rate swaps as a hedge of specific interest payments on variable rate debt, with the objective to perfectly offset the variability of interest expense as related to specific floating-rate debt. The Company also specifies that the effectiveness of the interest rate swaps in mitigating interest expense variability shall be assessed using the Hypothetical Derivative Method as described in ASC 815.

The interest rate swaps are recorded in the Consolidated Balance Sheets as Other current assets or Other accrued expenses, accordingly. In compliance with ASC 815, the Company formally assesses the effectiveness of its interest rate swaps at inception and on a quarterly basis thereafter. These assessments have established that swaps have been, and are expected to continue to be, highly effective at offsetting the interest expense variability of the underlying floating rate debt and are therefore eligible for cash flow hedge accounting treatment, pursuant to ASC 815.

Changes in the fair value of derivatives designated as cash flow hedges are recorded to Other comprehensive income (loss), to the extent such cash flow hedges are effective. Amounts are reclassified from Other comprehensive income (loss) when the underlying hedged items are recognized, during the period that a hedge transaction is terminated, or whenever a portion of the hedge transaction results are deemed ineffective. The Company reclassified $2 million from Other comprehensive income (loss) into interest expense in both 2014 and 2013. There have been no gains or losses reclassified from Other comprehensive income (loss) into earnings due to hedge ineffectiveness related to any of the Company’s interest rate swap transactions, nor were there gains or losses reclassified to income due to early termination of designated cash-flow hedge transactions as of December 31, 2014 or 2013. The notional amount of interest rate swaps outstanding was $300 million as of both December 31, 2014 and 2013.

6. DEBT

Debt consists of the following:

(Dollars in millions)	December 31, 2014	December 31, 2013
7.75% Senior notes, due May 2021	$250	$250
Term Loan B-1, due April 2016	175	199
Term Loan B-2, due April 2020	367	465
ABL revolver, due April 2018	—	—
Other debt(1)	19	23

	811	937
Less: current portion	(19)	(30)

	$792	$907

(1)	Other debt primarily consists of $12 million related to the Company’s Poland operations with a rate of one month LIBOR plus 0.9 points and $7 million related to the Company’s Venezuela operations as of December 31, 2014. At December 31, 2013, $20 million related to the Company’s Poland operations with a rate of one month LIBOR plus 0.9 points and $3 million related to the Company’s China operations.

Scheduled maturities of debt for each of the next five years and thereafter are as follows:

(Dollars in millions) Year	Amount
2015	$19
2016	175
2017	—
2018	—
2019	—
2020 and thereafter	617

Total debt	$811

The fair value of debt is as follows:

Fair Value of Debt at December 31, 2014

(Dollars in millions)	Book Value of Debt	Fair Value Factor	Fair Value of Debt
Senior notes, due May 2021(1)	$250	102.50%	$256
Term Loan B-1, due April 2016(1)	175	97.88%	171
Term Loan B-2, due April 2020(1)	367	97.00%	356
Other debt(2)	19	100%	19

Total fair value of debt at December 31, 2014			$802

Fair Value of Debt at December 31, 2013

(Dollars in millions)	Book Value of Debt	Fair Value Factor	Fair Value of Debt
Senior notes, due May 2021(1)	$250	96.06%	$240
Term Loan B-1, due April 2016(1)	199	100.63%	200
Term Loan B-2, due April 2020(1)	465	101.38%	471
Other debt(2)	23	100%	23

Total fair value of debt at December 31, 2013			$934

(1)	The fair value of the long-term debt was estimated based on quoted market prices obtained through broker or pricing services and categorized within Level 2 of the hierarchy. The fair value of the Company’s debt that is publicly traded in the secondary market is classified as Level 2 and is based on current market yields obtained through broker or pricing services.
(2)	The carrying value of fixed rate short-term debt approximates fair value because of the short term nature of these instruments, and the carrying value of the Company’s current floating rate debt instruments approximates fair value because of the variable interest rates pertaining to those instruments. The fair value of debt is categorized within Level 2 of the hierarchy.

As discussed further in Note 4, in May 2014, the Company closed the sale of the Chassis group. In conjunction with the closing of the sale, cash proceeds of $149 million were received. With the proceeds and cash from operations, the Company paid down $24 million of Term Loan B-1 and $85 million of Term Loan B-2. Additionally, it made a $66 million distribution to Holdings. Holdings used all of the distribution to partially repay the note issued by Holdings to Dana Corporation (“Dana”) as part of the financing in connection with the acquisition in 2004 of substantially all of the aftermarket business operations of Dana (the “Seller Note.”)

ABL Revolver

The Company replaced the Old ABL Revolver with a new ABL Revolver on April 25, 2013. The ABL Revolver comprises a revolving credit facility of up to $175 million for borrowings available solely to the U.S. domestic borrowers, including (i) a $30 million sub-limit for letters of credit and (ii) a $15 million swingline facility. Availability under the ABL Revolver is based upon monthly (or more frequent under certain circumstances) borrowing base valuations of the Company’s eligible inventory and accounts receivable, among other things, and is reduced by certain reserves in effect from time to time.

At December 31, 2014, there were no outstanding borrowings under the ABL Revolver. The Company had an additional $72 million of availability after giving effect to $7 million in outstanding letters of credit and less than $1 million for borrowing base reserves as of December 31, 2014.

On February 4, 2014, Affinia entered into (i) the First Amendment to the Credit Agreement dated as of February 4, 2014 (the “Term Loan Amendment”), among Affinia, Holdings, JP Morgan Chase Bank, NA, as administrative agent and the lenders party thereto and (ii) the First Amendment to the ABL Credit Agreement dated as of February 4, 2014 (the “ABL Amendment”), among Affinia, Holdings, certain subsidiaries party thereto, the lenders party thereto and Bank of America, N.A, as administrative agent. The Term Loan Amendment and the ABL Amendment are referred to herein collectively as the “Amendments.”

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

Level	Average Aggregate Availability	Base Rate Loans and Swingline Loans	LIBOR Loans
I	<$ 50,000,000	1.00%	2.00%
II	>$ 50,000,000 but < $ 100,000,000	0.75%	1.75%
III	>$ 100,000,000	0.50%	1.50%

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

Cash Dominion. Commencing on the day that an event of default occurs or availability under the ABL Revolver is less than the greater of 12.5% of the total borrowing base and $12.5 million and continuing until no event of default has existed and availability has been greater than such thresholds at all times for 60 consecutive days, amounts in the Company’s deposit accounts and the deposit accounts of the guarantors (other than certain excluded accounts) will be transferred daily into a blocked account held by the administrative agent and applied to reduce the outstanding amounts under the ABL Revolver.

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

In addition, commencing on the day that an event of default occurs or availability under the ABL Revolver is less than the greater of 10% of the total borrowing base and $10 million and continuing until no event of default has existed and availability under the ABL Revolver has been greater than such thresholds at all times, in each case, for 30 consecutive days, the Company would be required to maintain a fixed charge coverage ratio of at least 1.0x measured for the last 12-month period. The fixed charge coverage ratio was 1.90 as of December 31, 2014. If none of the covenant triggers have occurred, the impact of falling below the fixed charge coverage ratio would not be a default but instead would limit the Company’s ability to pursue certain operational or financial transactions (e.g. acquisitions).

Indenture

Senior Notes. On April 25, 2013, Affinia Group Inc. issued $250 million of Senior Notes as part of the refinancing. The Senior Notes accrue interest at the rate of 7.75% per annum, payable semi-annually on May 1 and November 1 of each year. The Senior Notes will mature on May 1, 2021. The terms of the Indenture provide that, among other things, the Senior Notes rank equally in right of payment to all of the Company’s and all of Affinia Group Inc.’s 100% owned current and future domestic subsidiaries (the “Guarantors”) existing and future senior debt and senior in right of payment to all of the Company’s and Guarantors’ existing and future subordinated debt. The Senior Notes are structurally subordinated to all of the liabilities and obligations of the Company’s subsidiaries that do not guarantee the Senior Notes. The Senior Notes are effectively junior in right of payment to all of the Company’s and the Guarantors’ secured indebtedness, including the Term Loans and the ABL Revolver, to the extent of the value of the collateral securing such indebtedness. The outstanding balance of the Senior Notes at December 31, 2014 was $250 million.

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

Term Loan Facility

On April 25, 2013, the Company entered into (i) a Term Loan B-1 in an aggregate principal amount of $200 million and (ii) a Term Loan B-2 in an aggregate principal amount of $470 million. The Term Loan B-1 was offered at a price of 99.75%, of their face value, resulting in approximately $199 million of net proceeds for the Term Loan B-1. The Term Loan B-2 was offered at a price of 99.50%, of their face value, resulting in approximately $468 million of net proceeds for the Term Loan B-2. The $1 million and $2 million original issue discount for the Term Loan B-1 and Term Loan B-2, respectively, will be amortized based on the effective interest rate method and included in interest expense until the Term Loans mature. The Term Loan B-1 amortizes in quarterly installments in an amount equal to 1.00% per annum, with the balance due on April 25, 2016. The Term Loan B-2 amortizes in quarterly installments in an amount equal to 1.00% per annum, with the balance due on April 25, 2020. As of December 31, 2014, $175 million principal amount of Term Loan B-1 was outstanding, net of a $1 million issue discount which is being amortized until the Term Loan B-1 matures and $367 million principal amount of Term Loan B-2 was outstanding, net of a $2 million issue discount which is being amortized until the Term Loan B-2 matures.

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

Deferred Financing

During the second quarter of 2013, Affinia recorded a write-off of $5 million to interest expense for unamortized deferred financing costs associated with the redemption of its Secured Notes and Subordinated Notes. Affinia also recorded during the second quarter of 2013 a write-off of $3 million to interest expense for the replacement of its Old ABL Revolver with a new ABL Revolver. In addition, Affinia recorded $14 million in total deferred financing costs related to the issuance of its Senior Notes and Term Loans as part of the refinancing and $1 million in total deferred financing costs associated with the ABL Revolver. The unamortized deferred financing costs will be charged to interest expense over the next eight years for the Senior Notes, seven years for Term Loan B-2, five years for the ABL Revolver and three years for Term Loan B-1.

The following table summarizes the deferred financing activity for the Company:

(Dollars in millions)
Balance at December 31, 2012	$15
Amortization	(4)
Write-off of unamortized deferred financing costs	(8)
Deferred financing costs	15

Balance at December 31, 2013	$18
Amortization	(4)
Write-off of unamortized deferred financing costs	(1)
Deferred financing costs	1

Balance at December 31, 2014	$14

7. INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined on the FIFO method of inventory costing for all domestic inventories and at the Company’s Poland operations or average cost basis for other non-U.S. inventories. Inventories are reduced by an allowance for slow-moving and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage. A summary of inventories, net is provided in the table below:

(Dollars in millions)	At December 31, 2014	At December 31, 2013(1)
Raw materials	$63	$67
Work-in-process	17	17
Finished goods	134	137

	$214	$221

(1)	The inventory as of December 31, 2013 excludes $74 million of inventory in the Company’s Chassis group, which is classified in current assets of discontinued operations.

8. COMMITMENTS AND CONTINGENCIES

At December 31, 2014, the Company had purchase commitments for property, plant and equipment of approximately $3 million.

The Company had future minimum rental commitments under non-cancelable operating leases in continuing operations of $40 million at December 31, 2014, with future rental payments of:

(Dollars in millions)	Operating Leases
2015	$9
2016	7
2017	6
2018	5
2019	5
Thereafter	8

Total	$40

The leases do not contain restrictions on future borrowings. There are no significant lease escalation clauses or purchase options. Rent expense from continuing operations was $11 million, $10 million and $9 million in 2014, 2013 and 2012, respectively.

Various claims, lawsuits and administrative proceedings are pending or threatened against the Company and its subsidiaries, arising from the ordinary course of business with respect to commercial, intellectual property, product liability and environmental matters. Affinia believes that the ultimate resolution of the foregoing matters will not have a material effect on the Company’s financial condition, results of operations or liquidity.

The Company has various accruals for civil liability, including product liability, and other costs. If there is a range of equally probable outcomes, Affinia accrues at the lower end of the range. The Company had $2 million and $13 million accrued as of December 31, 2014 and December 31, 2013, respectively. These amounts are reflected in “other accrued expenses” within the Consolidated Balance Sheets. The decrease in the amount accrued is due to a payment of $11 million made during the first quarter of 2014 in full settlement of the Neovia Logistics Services (U.K.) Limited claim. On January 28, 2013, Walker Morris, counsel for Neovia (formerly known as Caterpillar Logistics Services (U.K.) Limited) notified Affinia that Quinton Hazell Automotive Limited (“QHAL”) intended to appoint administrators (comparable to a bankruptcy filing in the United States) and that Neovia may pursue a claim against Affinia for liabilities arising out of a Logistics Services Agreement dated May 5, 2006 among Neovia, QHAL and Affinia (the “LSA”). In connection with the Company’s prior sale of QHAL and its related companies to Klarius Group Ltd. (“KGL”), Affinia assigned the LSA to KGL, KGL agreed to indemnify Affinia against any liability under the LSA and the other companies in the QHAL group agreed to provide a guarantee to Affinia against these liabilities. KGL and QHAL have both appointed administrators. By letter dated February 15, 2013, Neovia, through its counsel Walker Morris, notified the Company that Neovia is asserting a claim against Affinia for liabilities arising under the LSA, including asserted unpaid invoices totaling 5.7 million pounds. On March 28, 2013, Affinia was served with a demand for arbitration by Neovia. In the first quarter of 2014, Affinia settled the claim. The Company had accrued $10 million during 2013 associated with this claim. There are no recoveries expected from third parties associated with outstanding or settled claims.

In addition, the Company has various other claims that are reasonably possible of occurrence for which Affinia’s maximum exposure to loss is estimated at $15 million. There are currently no reserves associated with these claims.

As previously disclosed, the Company has conducted a review of certain allegations arising in connection with business operations involving its subsidiaries in Poland and Ukraine. The allegations raise issues involving potential improper payments in connection with governmental approvals, permits, or other regulatory areas and possible conflicts of interest. The Company’s review, which the Company considers to be substantially complete, has been supervised by the Audit Committee of Affinia’s Board of Directors and has been conducted with the assistance of outside professionals. Affinia voluntarily self-reported on these matters to the U.S. Department of Justice and the U.S. Securities and Exchange Commission and has cooperated fully with the government. No determination may yet be made as to whether, in connection with the circumstances surrounding the review, Affinia may become subject to any fines, penalties and/or other charges imposed by any governmental authority, or any other damages or costs that may arise in connection with those circumstances.

9. INCOME TAXES

The components of the income tax provision (benefit) from continuing operations are as follows:

(Dollars in millions)	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Current:
U.S. federal	$—	$—	$—
U.S. state and local	—	—	—
Non-United States	16	24	19

Total current	16	24	19
Deferred:
U.S. federal and state	15	(8)	26
Non-United States	(12)	6	—

Total deferred	3	(2)	26

Income tax provision	$19	$22	$45

The income tax provision was calculated based upon the following components of income from continuing operations before income tax provision, equity in income, net of tax, and noncontrolling interest:

(Dollars in millions)	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
United States	$(22)	(75)	$(27)
Non-United States	94	104	86

Income from continuing operations before income tax provision, equity in income, net of tax and noncontrolling interest	$72	$29	$59

Deferred tax assets (liabilities) consisted of the following:

(Dollars in millions)	At December 31, 2014	At December 31, 2013
Deferred tax assets:
Net operating and other loss carryforwards	$129	$130
Inventory reserves	4	8
Expense accruals	28	41
Depreciation and amortization	1	—
Other	6	7

Subtotal	168	186
Valuation allowance	(26)	(31)

Deferred tax assets	142	155
Deferred tax liabilities:
Depreciation and amortization	—	11
Foreign earnings	24	23
Other liabilities	1	4

Deferred tax liabilities	25	38

Net deferred tax assets	$117	$117

Balance Sheet Presentation:
Current deferred taxes	$21	$39
Deferred income taxes	97	80
Deferred employee benefits and other noncurrent liabilities	(1)	(2)

Net deferred tax assets	$117	$117

Valuation allowances are provided for deferred tax assets whenever the realization of the assets is not deemed to meet a more likely than not standard. Accordingly, valuation allowances have been provided for net operating losses and other loss carryforwards in certain non-U.S. countries and U.S. states. In addition there are valuation allowances provided on certain U.S. credit carryforwards. U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such temporary differences totaled $51 million at December 31, 2014. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable.

The effective income tax rate differs from the U.S. federal income tax rate for the following reasons:

	Year Ended December 31, 2014	Year Ended December 1, 2013	Year Ended December 31, 2012
U.S. federal income tax rate	35.0%	35.0%	35.0%
Increases (reductions) resulting from:
State and local income taxes, net of federal income tax benefit	-1.2	-5.5	1.1
Valuation allowance	1.4	6.2	-1.0
Non-U.S. income	-15.2	-40.8	-14.3
Foreign Restructuring	-14.1	—	—
U.S. Permanent Differences(1)	15.8	66.7	45.0
Unrecognized Tax Benefits(2)	-9.5	23.6	—
Unremitted Earnings	13.8	-8.3	11.5
Miscellaneous items	—	—	-0.8

Effective income tax rate	26.0%	76.9%	76.5%

(1)	The U.S. Permanent Differences affecting the tax rate were primarily the result of deemed distributions from foreign subsidiaries.
(2)	The 2013 tax rate was negatively impacted by the recognition of an uncertain tax position resulting from an unfavorable ruling impacting the Company’s international operations.

At the end of 2014, federal domestic net operating loss carryforwards were $304 million. Of these, $8 million expire in 2024, $12 million expire in 2025, $36 million expire in 2026, $33 million expire in 2027, $74 million expire in 2028, $60 million expire in 2029, $31 million expire in 2030, $20 million expire in 2031, $10 million expire in 2032 and $20 million expire in 2034. At the end of 2014, state domestic net operating loss carryforwards were estimated to be $245 million, the majority of which expire between 2024 and 2034. At the end of 2014, foreign net operating loss carryforwards were $13 million and expire as follows: $1 million in 2015, $4 million in 2016, $3 million in 2017, $2 million in 2018 and $1 million in 2019, $1 million in 2021 and $1 million with no expiration date. Realization of the tax benefits associated with loss carryforwards is dependent on generating sufficient taxable income prior to their expiration.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(Dollars in millions)
Balance at January 1, 2012	$2
Increases to tax positions	—
Decreases to tax positions	(1)

Balance at January 1, 2013	$1
Increases to tax positions	7
Decreases to tax positions	—

Balance at January 1, 2014	$8
Increases to tax positions	—
Decreases to tax positions	(7)

Balance at December 31, 2014	$1

Included in the balance of unrecognized tax benefits at December 31, 2014, is $1 million of tax benefits that, if recognized, would affect the effective tax rate. The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties as part of the income tax provision. As of December 31, 2014, the Company’s accrual for interest and penalties is less than $1 million, and its accrual for income tax expense is $1 million. The decrease in 2014 is attributable to a recent ruling impacting the Company’s international operations.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. For jurisdictions in which the Company transacts significant business, tax years ending December 31, 2004 and later remain subject to examination by tax authorities. The Company does not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

10. ACCOUNTS RECEIVABLE FACTORING

Affinia has agreements with third party financial institutions to factor certain receivables on a non-recourse basis. The terms of the factoring arrangements provide for the factoring of certain U.S. Dollar-denominated or Canadian Dollar-denominated receivables, which are purchased at the face value amount of the receivable discounted at the annual rate of LIBOR plus a spread on the purchase date. The amount factored is not contractually defined by the factoring arrangements and Affinia’s use varies each month based on the amount of underlying receivables and the cash flow needs of the Company.

	Years Ended December 31,
(Dollars in millions)	2014	2013(1)
Gross accounts receivable factored	$467	$541
Expenses associated with factoring of receivables	4	4

(1)	Includes amounts related to the Chassis group, which are reflected as Income from discontinued operations, net of tax in the Consolidated Statements of Operations.

Accounts receivable factored by Affinia are accounted for as a sale and removed from the balance sheet at the time of factoring, with the cost associated with the factoring program presented in Other income and expense, net in the Consolidated Statement of Operations.

11. GOODWILL

Goodwill as of December 31, 2014 was $3 million, which relates to the Filtration segment. At December 31, 2013, Affinia had $22 million of goodwill related to its Chassis group, which is recorded in current assets of discontinued operations.

In accordance with ASC Topic 805-740, the tax benefit for the excess of tax-deductible goodwill over the reported amount of goodwill was applied to first reduce the goodwill related to the initial acquisition in 2004. The tax benefit for the excess of tax deductible goodwill reduced reported goodwill by $4 million during 2012. The reported amount of goodwill for the 2004 acquisition was reduced to zero, and the remaining tax benefit will reduce the basis of intangible assets purchased in the 2004 acquisition. Any remaining tax benefit reduces the income tax provision. For further information see Note 12. Other Intangible Assets.

The following table summarizes Affinia’s goodwill activity, which is related to its Filtration segment and its Chassis group, during 2013 and 2014:

(Dollars in millions)
Balance at December 31, 2012	$24
Goodwill related to Chassis group reclassified to discontinued operations	(22)
Acquisition	1

Balance at December 31, 2013	$3

Balance at December 31, 2014	$3

12. OTHER INTANGIBLE ASSETS

As of December 31, 2014 and 2013, the Affinia’s other intangible assets primarily consisted of trade names, customer relationships, and developed technology. Affinia recorded less than $1 million, $3 million and $6 million of intangible asset amortization in 2014, 2013 and 2012, respectively, which includes $1 million and $2 million for 2013 and 2012, respectively, related to discontinued operations. The discontinued operations for the Chassis group and Brake North America and Asia group ceased amortization in 2013 and at the end of 2012, respectively, because the groups were classified in current assets of discontinued operations. The Company anticipates amortization of less than $1 million for 2015 through 2020 on a continuing basis. Amortization expense is calculated on a straight line basis over 5 to 20 years.

For the goodwill and intangible assets associated with the 2004 acquisition, in accordance with ASC Topic 805-740, the tax benefit for the excess of tax-deductible goodwill over the reported amount of goodwill was applied to first reduce the goodwill related to the acquisition to zero. The reported amount of goodwill for the 2004 acquisition was reduced to zero in 2013 and the remaining tax benefit will be applied to reduce the basis of intangible assets purchased in the 2004 acquisition. The tax benefit for the excess of tax deductible goodwill reduced intangible assets by approximately $6 million and $4 million during 2014 and 2013, respectively.

Trade names are tested for impairment annually as of December 31 of each year by comparing their fair value to their carrying values. The fair value for each trade name was established based upon a royalty savings approach. Affinia determined that there were impairments of other intangible assets of less than $1 million in 2013. A rollforward of the other intangibles and trade names for 2013 and 2014 is shown below:

(Dollars in millions)	Trade Names	Customer Relationships	Developed Technology/ Other	Total
Balance at December 31, 2012	$36	$43	$9	$88
Amortization	—	(2)	(1)	(3)
Tax benefit reductions	(1)	(2)	(1)	(4)
Additions	—	1	—	1
Intangibles related to the Chassis group reclassified to current assets of discontinued operations	(5)	(13)	(4)	(22)

Balance at December 31, 2013	30	27	3	60
Amortization	—	—	—	—
Tax benefit reductions	(2)	(4)	—	(6)

Balance at December 31, 2014	$28	$23	$3	$54

Accumulated amortization for the intangibles was $42 million as of December 31, 2014 and 2013. The weighted average amortization period by class of intangible was the following: 19 years for customer relationships and 18 years for developed technology and other intangibles.

13. STOCK INCENTIVE PLAN

On July 20, 2005, Holdings adopted the Affinia Group Holdings Inc. 2005 Stock Incentive Plan, (the “2005 Stock Plan” or the “Plan”). The 2005 Stock Plan permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock units (“RSUs”) and other stock-based awards to employees, directors or consultants of Holdings and its affiliates. A maximum of 350,000 shares of Holdings common stock may be subject to award under the 2005 Stock Plan, as amended. The number of shares issued or reserved pursuant to the 2005 Stock Plan (or pursuant to outstanding awards) is subject to adjustment as a result of mergers, consolidations, reorganizations, stock splits, stock dividends and other dilutive changes in the common stock. Shares of common stock covered by awards that terminate or lapse and shares delivered by a participant or withheld to pay the minimum statutory withholding rate, in each case, will subsequently be available for grant under the 2005 Stock Plan.

Administration. The 2005 Stock Plan is administered by the Compensation Committee (the “Committee”) of Holdings’ Board of Directors. The Committee has authority to establish the terms and conditions of any award, as well as to waive any such terms and conditions at any time (including, without limitation, accelerating or waiving any vesting conditions or payment dates). The Committee is authorized to interpret the 2005 Stock Plan, to establish, amend and rescind any rules and regulations relating to the Plan and to make any other determinations that it, in good faith, deems necessary or desirable for the administration of the Plan and may delegate such authority as it deems appropriate. The Committee may correct any defect or supply an omission or reconcile any inconsistency in the 2005 Stock Plan in the manner and to the extent the Committee deems necessary or desirable and any decision of the committee in the interpretation and administration of the Plan shall lie within its sole and absolute good faith discretion and shall be final, conclusive and binding on all parties concerned.

Options. The Committee determines the option price for each option; however, the stock options must have an exercise price that is at least equal to the fair market value of the common stock on the grant date. An option holder may exercise an option by written notice and payment of the option price (i) in cash or its equivalent, (ii) by the surrender of a number of shares of common stock already owned by the option holder for at least six months (or such other period established by the committee) with a fair market value equal to the exercise price, (iii) if there is a public market for the shares, subject to rules established by the committee, through the delivery of irrevocable instructions to a broker to sell shares obtained upon the exercise of the option and to deliver to Holdings an amount out of the proceeds of the sale equal to the aggregate option price for the shares being purchased or (iv) by another method approved by the committee.

Stock Appreciation Rights. The Committee may grant stock appreciation rights independent of or in connection with an option. The exercise price per share of a stock appreciation right shall be an amount determined by the Committee. Generally, each stock appreciation right shall entitle a participant upon exercise to an amount equal to (i) the excess of (1) the fair market value on the exercise date of one share of common stock over (2) the exercise price, multiplied by (ii) the number of shares of common stock covered by the stock appreciation right. Payment shall be made in common stock or in cash, or partly in common stock and partly in cash, as determined by the Committee.

Other Stock-Based Awards. The Committee may grant awards of RSU rights to purchase stock, restricted stock and other awards that are valued in whole or in part by reference to, or are otherwise based on the fair market value of, shares of common stock. The other stock-based awards will be subject to the terms and conditions established by the Committee.

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

Amendment and Termination. Holdings’ Board of Directors may amend, alter or discontinue the 2005 Stock Plan in any respect at any time, but no amendment may diminish any of the rights of a participant under any awards previously granted, without his or her consent.

Management Stockholders Agreement. All shares issued under the plan will be subject to a management stockholders agreement or a director stockholders agreement, as applicable.

Restrictive Covenant Agreement. Unless otherwise determined by Holdings’ Board of Directors, all award recipients will be obligated to sign the standard Confidentiality, Non-Competition and Proprietary Information Agreement which includes restrictive covenants regarding confidentiality, proprietary information and a one year period restricting competition and solicitation of the Company’s clients, customers or employees. In the event a participant breaches these restrictive covenants, any exercise of, or payment or delivery pursuant to, an award may be rescinded by the committee in its discretion in which event the participant may be required to pay to the Company the amount of any gain realized in connection with, or as a result of, the rescinded exercise, payment or delivery.

2005 Stock Plan

On July 20, 2005, Holdings adopted the 2005 Stock Plan with a maximum of 227,000 shares of common stock subject to awards. On August 25, 2010, Holdings increased the number of shares of common stock subject to awards from 227,000 to 300,000. On December 2, 2010, Holdings increased the number of shares of common stock subject to awards from 300,000 to 350,000.

A table of the 2005 Stock Plan balances for the RSUs, stock options, deferred compensation shares and stock awards is summarized below.

	At December 31,
	2014	2013
Restricted stock units	185,365	205,508
Stock options	22,568	26,355
Deferred compensation shares	28,964	37,744
Stock award	163	163
Shares available to award	112,940	80,230

Number of shares of common stock subject to awards	350,000	350,000

Stock Options

As of December 31, 2014, 22,568 stock options had been awarded, with 19,568 vested stock options still outstanding. Pursuant to the terms of the 2005 Stock Plan, each option expires on August 1, 2015. The exercise price was $100 per share, but was reduced to $62.87 per share in 2013.

Stock options are accounted for under the fair value method of accounting using a Black-Scholes model to measure stock-based compensation expense at the date of grant. The fair value of the stock option grants is expensed over the vesting period. The Company reduces the overall compensation expense by a turnover rate consistent with historical trends. There were no stock options granted or stock-based compensation expense recognized during the years ended December 31, 2012, 2013 or 2014.

A rollforward of outstanding stock options for the years ended December 31, 2012, 2013 and 2014 is as follows:

Options
Outstanding at January 1, 2012	26,860
Forfeited/expired	(4,845)

Outstanding at December 31, 2012	23,835
Forfeited/expired	(480)

Outstanding at December 31, 2013	23,355
Forfeited/expired	(3,787)

Outstanding at December 31, 2014	19,568

Restricted Stock Units

The RSUs are governed by the 2005 Stock Plan, with the terms and conditions of vesting established by the Restricted Stock Unit Award Agreement.

In November 2014, the Compensation Committee of Holdings Board of Directors awarded 54,009 new awards and approved the modification of certain outstanding RSU awards. At the time of modification, there were 201,977 RSUs outstanding, of which 117,231 were subject to modification. In connection with the award modification, the previously issued RSUs were cancelled and, concurrently, new RSU awards were granted to each holder, with each holder receiving the same number of awards held immediately prior to the cancellation of the previous awards. The remaining 84,746 RSUs were not modified and remained outstanding under the same terms and conditions in effect prior to November 2014.

Prior to the modification and new awards, all but 10,593 of the then outstanding RSUs were subject to vesting provisions that were entirely performance and market based. Pursuant to the vesting conditions of the pre-modification awards, the RSUs would vest if (i) the RSU holder remains employed with Holdings on the date that either of the following vesting conditions occurs and (ii) either of the following vesting conditions occurs on or prior to the date on which Cypress ceases to hold any remaining Holdings common stock:

•	Cypress Scenario—Cypress has received aggregate transaction proceeds in cash or marketable securities (not subject to escrow, lock-up, trading restrictions or claw-back) with respect to the disposition of more than 50% of its common equity interests in Holdings in an amount that represents a per-share equivalent value that is greater than or equal to two times the average per share price paid by Cypress for its aggregate common equity investment in Holdings; or

•	IPO Scenario—Holdings’ common stock trades on a public stock exchange at an average closing price of $225 (as adjusted for stock splits) over a 60 consecutive trading day period.

Since the original issue date, the Brake North America and Asia group was distributed on November 2012 and a dividend recapitalization transaction was undertaken in April 2013. These two actions had an impact on the calculation of the overall return to the Holdings’ shareholders. In December 2013, the Company’s Board of Directors approved reducing the Cypress Scenario and IPO Scenario vesting points as a result of the aforementioned actions. Accordingly, the vesting points were reduced from $225 to $159.30 under the IPO Scenario and from $200 to $141.60 under the Cypress Scenario.

Under the terms of the November 2014 RSU modification, previously issued RSUs for certain holders were cancelled and concurrently replaced with an equal number of awards with different vesting conditions. As described above, prior to modification, the vesting conditions of the awards were entirely performance and market based, with ultimate vesting contingent on achievement of one of two scenarios. Under the terms of the modified awards, 50% of the awards are performance and market based, with vesting contingent upon achievement of either the Cypress Scenario or IPO Scenario, while the remaining 50% are time-based with vesting occurring in four equal annual installments on either December 31 in the case of one holder, the first vesting of which occurred on December 31, 2014, or January 1 in the case of other holders, the first vesting of which occurred on January 1, 2015.

Pursuant to the terms of the Restricted Stock Unit Award Agreements associated with the modified awards, for the time based awards, upon vesting, 40% of the vested shares are promptly redeemed by Holdings at the then fair market value and the remaining 60% remain in place as issued shares. At the same time, Holdings issues to each holder a number of additional performance and market based RSUs equal to the number of shares redeemed.

In accordance with ASC 718 – Compensation – Stock Compensation (“ASC 718”), the Company accounted for the RSU modification as a modification of outstanding RSUs. For the component of the modified RSUs that remained performance and market based with the same vesting conditions as the prior RSUs, the Company determined that the likelihood of ultimate vesting was the same as under the previous RSUs, thus the modification resulted in the likelihood of vesting remaining improbable. Accordingly, no stock-based compensation cost has been recognized associated with these RSUs. For the component of the RSU modification that resulted in performance and market based RSUs being exchanged for time-based RSUs, it was determined that the modification resulted in the ultimate vesting of the awards to change from improbable-to-probable. As a result, the Company recognized stock-based compensation expense under the straight-line method over the requisite service period for the time-based component of the RSUs effective with the grant date, which is the same date as the RSU modification.

Under ASC 718, a company must determine if awards issued under stock-based compensation plans should be accounted for as equity-classified awards or liability-classified awards. Based on the terms of the time-based RSUs, it was determined that each RSU should be bifurcated into an equity-classified RSU and a liability-classified RSU based on method of settlement. The components of the time-based RSUs that will be settled via issuance of RSUs are accounted for as equity-classified awards as ultimate vesting of the RSUs is achieved through fulfilling a service condition. Accordingly, the expense to be recorded over the requisite service period was based on the grant-date fair value of the RSUs. The component of the time-based RSUs that will be redeemed for cash will be accounted for as a liability-classified award due to the cash settlement feature. In accordance with ASC 718, the value of the liability awards will be marked-to-market each reporting period. Stock-based compensation expense, which was recorded as a component of Selling, general and administrative expenses in the Consolidated Statements of Operations, was approximately $3 million during the year ended December 31, 2014.

During 2014, there were 61,071 new RSUs granted to employees, which includes the 54,009 new RSUs discussed above.

During 2013, 142,861 RSUs either expired or were forfeited. In connection with the closure of the corporate headquarters, in Ann Arbor, Michigan, several employees elected to forfeit 92,514 unvested RSUs in exchange for a payment equal to 30% of the anticipated value of such RSU holder’s RSUs upon the occurrence of a Cypress Scenario vesting event. In connection with this exchange, the Company recorded approximately $3 million of expense during the year ended December 31, 2014, which is included as a component of Selling, general and administrative expenses in the Consolidated Statements of Operations.

As of December 31, 2014, 184,305 RSUs had been awarded and remained outstanding, 100,450 of such outstanding RSUs were performance and market-based and 83,855 were time-based. The fair value of the performance and market-based RSUs was determined using a market-based Monte Carlo simulation model on the date of the recent modifications. The Company’s weighted-average Monte Carlo fair value assumptions include:

	Cypress Scenario	IPO Scenario
Effective term	0.04 years	0.24 years
Fair value of an RSU	$173.83	$169.30
Expected expense (Dollars in millions)	$23	$23

It is estimated that the fair value of the time based RSUs using a market-based Monte Carlo simulation model on the date of the grant is approximately $14 million.

In the event that either of the performance or market-based conditions (Cypress Scenario or IPO Scenario) are met, the fair value of the RSUs will be recognized in stock-based compensation expense either (i) pro rata over the requisite service term including a cumulative catch-up related to service provided through the date the performance condition is met or (ii) in full once the respective market-based condition is met or (iii) in full if the requisite service period has already passed when the performance condition is met. If the vesting condition was met on the performance and market-based RSUs, outstanding at December 31, 2014, the amount of expense the Company would have recognized is $15 million under the Cypress scenario or $15 million under the IPO scenario.

A rollforward of the outstanding RSU awards for the years ended December 31, 2012, 2013 and 2014 is as follows:

RSUs
Outstanding at January 1, 2012	242,000
Granted	—
Forfeited/expired	—

Outstanding at December 31, 2012	242,000
Granted	106,369
Forfeited/expired	(142,861)

Outstanding at December 31, 2013	205,508
Granted	61,777
Cancelled	(157,963)
Grant of modified awards	157,963
Vested	(1,766)
Forfeited/expired	(81,214)

Outstanding at December 31, 2014	184,305

At December 31, 2014, the total grant date fair value associated with the equity classified RSUs that has yet to be recognized in earnings is $6 million. This amount will be recognized ratably over the remaining vesting period, which is from January 1, 2015 to January 1, 2018. The fair value of the liability classified RSUs that has yet to be recognized in earnings is $4 million. While this amount will be recognized ratably over the remaining vesting period similar to the equity classified RSUs, the ultimate amount recognized in earnings will likely be different than the December 31, 2014 value as the outstanding awards will be remeasured to fair value each reporting period until the awards are settled in accordance with ASC 718.

Deferred Compensation Plan

The Company began offering a deferred compensation plan in 2008 that permitted certain employees to defer receipt of all or a portion of the amounts awarded under the non-equity incentive compensation plan. All amounts deferred were treated as being notionally invested in the common stock of Holdings. As such, the accounts under the plan reflect investment gains and losses associated with an investment in the Holdings common stock. The Company matches 25% of the deferral amount with an additional notional investment in common stock of Holdings, which is subject to vesting as provided in the plan. Deferred compensation expense, which is recorded as a component of Selling, general and administrative expenses in the Consolidated Statements of Operations, was less than a million, $2 million and $1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

14. PROPERTY, PLANT AND EQUIPMENT

The following table breaks out the property, plant and equipment in further detail:

	December 31,
(Dollars in millions)	2014	2013
Land	$7	$7
Buildings and building fixtures	49	54
Machinery and equipment	176	167
Software	15	17
Construction in progress	20	16

	267	261
Less: Accumulated depreciation	(144)	(138)

	$123	$123

Depreciation is recognized on a straight-line basis over an asset’s estimated useful life. The depreciation expense from continuing operations was $20 million, $18 million, and $18 million for 2014, 2013, and 2012, respectively.

15. OTHER ACCRUED EXPENSES

The following table breaks out the other accrued expenses in further detail:

	December 31,
(Dollars in millions)	2014	2013
Taxes other than income taxes	$17	$14
Interest payable	3	4
Return reserve	5	6
Accrued taxes payable	5	9
Accrued legal and professional fees	6	16
Accrued defective product	1	1
Accrued selling and marketing	3	2
Accrued freight	3	2
Accrued commissions expense	1	2
Accrued workers compensation	—	1
Accrued restructuring	3	5
Other	11	16

	$58	$78

The other accrued expenses primarily consist of accrued utilities and other miscellaneous accruals.

A reconciliation of the changes in return reserves is presented in the following table.

	Years Ended December 31,
(Dollars in millions)	2014	2013(1)	2012(2)
Beginning balance January 1	$6	$8	$11
Amounts charged to revenue	6	19	23
Returns processed	(7)	(15)	(26)
Classified to discontinued operations	—	(6)	—

Ending balance December 31	$5	$6	$8

(1)	Includes the Chassis group, which is classified as discontinued operations that had amounts charged to revenue of $9 million in 2013 and returns processed of $6 million in 2013. The return reserve as of December 31, 2013 excludes $6 million in the Chassis group, which is classified in current liabilities of discontinued operations.
(2)	Excludes the Brake North America and Asia group, which is classified as discontinued operations that had amounts charged to revenue of $15 million in 2012 and returns processed of $21 million in 2012.

16. RESTRUCTURING OF OPERATIONS

Affinia’s restructuring activities, as described below, were undertaken to execute management’s strategy, streamline operations and to ultimately achieve net cost reductions. Costs related to these restructuring activities are reflected within Selling, general and administrative in the Consolidated Statements of Operations. The restructuring charges consist of employee termination costs, other exit costs and impairment costs. Severance costs are being accounted for in accordance with ASC Topic 420, “Exit or Disposal Cost Obligations” and ASC Topic 712, “Compensation—Nonretirement Postemployment Benefits.” On October 15, 2013, Affinia announced that it would relocate its Ann Arbor, Michigan corporate headquarters to Gastonia, North Carolina, which is the location of the Filtration segment. The Company recorded an accrual of $4 million and $1 million as of December 31, 2013 and December 31, 2014, respectively, related to the relocation. The transition to the new corporate headquarters was substantially completed by the end of the second quarter of 2014. On August 29, 2014, the Company and CQ Sourcing agreed to end their current business relationship effective as of December 31, 2014. The Company recorded an accrual of $1 million as of December 31, 2014 related to the ending of this relationship.

The following table summarizes the restructuring charges and activity for the Company:

(Dollars in millions)	Total
Balance at December 31, 2012	$1
Charges to expense:
Employee termination benefits	6
Reductions:
Cash payments	(2)

Balance at December 31, 2013	$5
Charges to expense:
Employee termination benefits	8
Reductions:
Cash payments	(10)

Balance at December 31, 2014	$3

The following table shows the restructuring expenses by reportable segment:

(Dollars in millions)	2014	2013	2012
Filtration	$1	$—	$—
ASA	1	—	1
Corporate, eliminations and other	6	6	—

Total from continuing operations	$8	$6	$1
Discontinued Operations	—	—	20

Total	$8	$6	$21

17. RELATED PARTY TRANSACTIONS

Mr. John M. Riess, one of the Company’s Board members, is the parent of J. Michael Riess, who is currently employed with Genuine Parts Company (NAPA) as president of a distribution facility. NAPA is the Company’s largest customer as a percentage of total net sales from continuing operations. NAPA accounted for 23%, 22% and 23% of the Company’s total net sales from continuing operations for the years ended December 31, 2014, 2013 and 2012, respectively.

In 2010, Mr. Zhang Haibo, 15% owner of Affinia Hong Kong Limited (“AHK”), loaned $1 million to AHK, a Brake North America and Asia group entity, to facilitate the establishment of a new subsidiary, Affinia Qingdao Braking Systems Co. Ltd., a new friction company in China with the intention of manufacturing friction products and distributing these products in Asia and North America. AHK owns 100% of the subsidiary. The contribution agreement was not finalized as of December 31, 2010, but the cash had been received by AHK, as such Affinia has recorded the $1 million as related party debt. In 2011, the contribution agreement had been finalized and the related party debt had been transferred to accumulated paid-in capital. This entity is no longer owned because it was distributed as part of the Brake North America and Asia group distribution in 2012.

In 2010, Mr. Zhang Haibo contributed $3 million to AHK to facilitate the purchase of land use rights for a new filtration company in China with the intention of manufacturing and distributing filtration products principally in Asia. The contribution did not change the ownership percentage and as a consequence the noncontrolling interest did not change but property, plant and equipment did increase. In 2011, Mr. Zhang Haibo, 15% owner of AHK, contributed $1 million for funding to Longkou Wix Filtration Co. Ltd., a new filtration company in China with the intention of manufacturing filtration products and distributing these products in Asia and North America. During the third quarter of 2012, Affinia purchased the remaining 15% ownership interest in Longkou Wix Filtration Co. Ltd.

18. VENEZUELAN OPERATIONS

In accordance with U.S. GAAP, effective January 1, 2010, the Company accounted for Venezuela as a highly inflationary economy because the three-year cumulative inflation rate for Venezuela using the blended Consumer Price Index (which is associated with the city of Caracas) and the National Consumer Price Index (developed commencing in 2008 and covering the entire country of Venezuela) exceeded 100%. Accordingly, effective January 1, 2010, Affinia’s Venezuelan subsidiary used the U.S. Dollar as its functional currency. The financial statements of this subsidiary must be re-measured into the Company’s reporting currency (U.S. Dollar) and future exchange gains and losses from the re-measurement of monetary assets and liabilities are reflected in current earnings, rather than exclusively in the equity section of the balance sheet, until such time as the economy is no longer considered highly inflationary. The local currency in Venezuela is the Bolivar Fuerte (“VEF”).

On January 11, 2010, the Venezuelan government devalued the country’s currency and, on February 8, 2013, the Venezuelan government announced another devaluation of the currency to 6.3 VEF per U.S. Dollar and it eliminated the parallel market rate of 5.3 VEF per U.S. Dollar. The Company used the official exchange rate of 6.3 VEF per U.S. Dollar to translate the financial statements of the Venezuelan subsidiary to comply with the regulations of Venezuela and are analyzing the impact of the volume restrictions on the business. The one-time devaluation had a $2 million negative impact on Affinia’s pre-tax net income during the first quarter of 2013.

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

As a result of the multiple exchange rates available to settle transactions, at March 31, 2014, management reevaluated the exchange rates previously used for measurement, which had been the official rate of 6.3 VEF to 1 U.S. Dollar. While substantially all of the import transactions for purchases of inventory have been preapproved by the Venezuelan government at the official rate of 6.3 VEF to 1 U.S. Dollar, the Venezuelan government has not settled these transactions with vendors since November 2013. This, along with the introduction of the SICAD 1 and SICAD 2 market mechanisms, raise considerable doubts about the Company’s ability to ultimately settle transactions at the official rate in the future. Additionally, legislation enacted by the Venezuelan government in 2014 indicates that foreign investments are subject to the SICAD 1 rate rather than the official rate. While not the determinative factor, management views the passing of this legislation as a critical component in its assessment of the most representative rate at which transactions may settle in the future, as well as consideration of the aforementioned legislation that was enacted earlier in 2014, Affinia recorded a one-time devaluation of $7 million in the first quarter of 2014, which represents a move from the official rate to the SICAD 1 rate of 10.7 VEF to 1 U.S. Dollar. Of the $7 million devaluation charge, $5 million was recorded in the Filtration segment and $2 million was recorded in the ASA segment. This devaluation is reflected in “Other income and expenses, net” in the Consolidated Statements of Operations.

As of December 31, 2014, the Company reflected in its results, a movement in the SICAD 1 rate from 10.7 VEF to 12.0 VEF to 1 U.S. Dollar. This resulted in an immaterial devaluation.

In 2014, Affinia’s Venezuelan subsidiaries represented approximately 5% of the Company’s consolidated net sales and the Venezuelan subsidiaries have total assets and liabilities of less than 5% of the Company’s total consolidated assets and liabilities as of December 31, 2014.

Management will continue to monitor the environment in Venezuela to determine whether further devaluation charges are required. At this time, management does not believe that the foreign exchange limitations or restrictions will have a material impact on the Company’s liquidity, cash flows or debt covenants.

19. FINANCIAL INFORMATION FOR GUARANTORS AND NON-GUARANTORS

Holdings (presented as “Parent” in the following schedules), through its wholly-owned subsidiary, Affinia (presented as “Issuer” in the following schedules), issued $250 million of Senior Notes on April 25, 2013. As of December 31, 2014, there were $250 million of Senior Notes outstanding. The notes were offered only to qualified institutional buyers and certain persons in offshore transactions

The Senior Notes are fully, irrevocably, unconditionally and jointly and severally guaranteed on a senior unsecured basis by the Company’s current and future domestic subsidiaries (the “Guarantors”). The Senior Notes are general obligations of the Issuer and guaranteed by the Parent and the Guarantors.

The following information presents Condensed Consolidating Statements of Operations for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, Condensed Consolidating Statements of Comprehensive Income for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, Condensed Consolidating Balance Sheets as of December 31, 2014 and December 31, 2013 and Condensed Consolidating Statements of Cash Flows for the years ended December 31, 2014, December 31, 2013 and December 31, 2012 of (i) the Parent, (ii) the Issuer, (iii) the Guarantors, (iv) the Non-Guarantors, and (v) eliminations to arrive at the information for the Company on a consolidated basis. Other separate financial statements and other disclosures concerning the Parent and the Guarantors are not presented because management does not believe that such information is material to investors.

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Operations

For the Year Ended December 31, 2014

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$684	$870	$(158)	$1,396
Cost of sales	—	—	(539)	(675)	158	(1,056)

Gross profit	—	—	145	195	—	340
Selling, general and administrative expenses	—	(39)	(68)	(92)	—	(199)

Operating (loss) profit	—	(39)	77	103	—	141
Other income and expense, net	—	(3)	(1)	(9)	—	(13)
Interest expense	—	(55)	—	(1)	—	(56)

(Loss) income from continuing operations before income tax provision, equity in income, net of tax and noncontrolling interest	—	(97)	76	93	—	72
Income tax provision	—	(9)	—	(10)	—	(19)
Equity in (loss) income, net of tax	82	188	86	—	(356)	—

Net (loss) income from continuing operations	82	82	162	83	(356)	53
Income from discontinued operations, net of tax	—	—	26	3	—	29

Net (loss) income	82	82	188	86	(356)	82
Less: net income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—

Net (loss) income attributable to the Company	$82	$82	$188	$86	$(356)	$82

Guarantor Condensed Consolidating Statement of Comprehensive Income (Loss) For the Year Ended December 31, 2014
(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Net income (loss)	$82	$82	$188	$86	$(356)	$82
Other comprehensive (loss) income, net of tax:
Interest Rate Swap	(8)	(8)	—	—	8	(8)
Pension liability adjustment	1	1	—	1	(2)	1
Reclassification adjustments included in net income	2	2	—	2	(4)	2
Change in foreign currency translation adjustments	(28)	(28)	—	(28)	56	(28)

Total other comprehensive income (loss)	(33)	(33)	—	(25)	58	(33)

Total comprehensive income (loss)	49	49	188	61	(298)	49
Less: comprehensive income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—

Comprehensive income (loss) attributable to the Company	$49	$49	$188	$61	$(298)	$49

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Operations

For the Year Ended December 31, 2013

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$628	$877	$(144)	$1,361
Cost of sales	—	—	(506)	(681)	144	(1,043)

Gross profit	—	—	122	196	—	318
Selling, general and administrative expenses	—	(46)	(63)	(91)	—	(200)

Operating (loss) profit	—	(46)	59	105	—	118
Loss on extinguishment of debt	—	(15)	—	—	—	(15)
Other (loss) income, net	—	(2)	1	—	—	(1)
Interest expense	—	(72)	—	(1)	—	(73)

(Loss) income from continuing operations before income tax provision, equity in income, net of tax and noncontrolling interest	—	(135)	60	104	—	29
Income tax provision	—	2	—	(24)	—	(22)
Equity in income (loss), net of tax	10	143	64	(2)	(217)	(2)

Net income from continuing operations	10	10	124	78	(217)	5
Income (loss) from discontinued operations, net of tax	—	—	19	(14)	—	5

Net income (loss)	10	10	143	64	(217)	10
Less: net income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—

Net income (loss) attributable to the Company	$10	$10	$143	$64	$(217)	$10

Guarantor Condensed Consolidating Statement of Comprehensive Income (Loss) For the Year Ended December 31, 2013
(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Net income (loss)	$10	$10	$143	$64	$(217)	$10
Other comprehensive income (loss), net of tax:
Pension liability adjustment	1	1	—	1	(2)	1
Change in foreign currency translation adjustments	(19)	(19)	—	(19)	38	(19)
Change in fair value of interest rate swaps	9	9	—	—	(9)	9
Less: reclassification adjustments included in net income	(2)	(2)	—	—	2	(2)

Total other comprehensive (loss) income	(11)	(11)	—	(18)	29	(11)

Total comprehensive (loss) income	(1)	(1)	143	46	(188)	(1)
Less: comprehensive income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—

Comprehensive (loss) income attributable to the Company	$(1)	$(1)	$143	$46	$(188)	$(1)

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Operations

For the Year Ended December 31, 2012

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$609	$997	$(347)	$1,259
Cost of sales	—	—	(490)	(824)	347	(967)

Gross profit	—	—	119	173	—	292
Selling, general and administrative expenses	—	(45)	(46)	(81)	—	(172)

Operating (loss) profit	—	(45)	73	92	—	120
Loss on extinguishment of debt	—	(1)	—	—	—	(1)
Other income (loss), net	—	3	(4)	4	—	3
Interest expense	—	(62)	—	(1)	—	(63)

(Loss) income from continuing operations before income tax provision, equity in income, net of tax and noncontrolling interest	—	(105)	69	95	—	59
Income tax provision	—	(21)	2	(26)	—	(45)
Equity in (loss) income, net of tax	(103)	23	653	1	(573)	1

Net (loss) income from continuing operations	(103)	(103)	724	70	(573)	15
(Loss) Income from discontinued operations, net of tax	—	—	(701)	584	—	(117)

Net (loss) income	(103)	(103)	23	654	(573)	(102)
Less: net income attributable to noncontrolling interest, net of tax	—	—	—	1	—	1

Net (loss) income attributable to the Company	$(103)	$(103)	$23	$653	$(573)	$(103)

Guarantor Condensed

Consolidating Statement of Comprehensive Income (Loss)

For the Year Ended December 31, 2012

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Net (loss) income	$(103)	$(103)	$23	$654	$(573)	$(102)
Other comprehensive (loss) income, net of tax:
Change in foreign currency translation adjustments	(15)	(15)	—	(15)	30	(15)

Total other comprehensive (loss) income	(15)	(15)	—	(15)	30	(15)

Total comprehensive (loss) income	(118)	(118)	23	639	(543)	(117)
Less: comprehensive income attributable to noncontrolling interest, net of tax	—	—	—	1	—	1

Comprehensive (loss) income attributable to the Company	$(118)	$(118)	$23	$638	$(543)	$(118)

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Balance Sheet

December 31, 2014

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$10	$—	$35	$—	$45
Restricted Cash	—	—	—	4	—	4
Accounts receivable	—	—	44	101	—	145
Inventories	—	—	98	116	—	214
Other current assets	—	44	1	60	—	105

Total current assets	—	54	143	316	—	513
Investments and other assets	—	121	36	28	—	185
Intercompany investments	(220)	388	749	—	(917)	—
Intercompany receivables (payables)	—	48	(508)	460	—	—
Property, plant and equipment, net	—	1	57	65	—	123

Total assets	$(220)	$612	$477	$869	$(917)	$821

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$10	$70	$58	$—	$138
Notes payable	—	—	—	19	—	19
Accrued payroll and employee benefits	—	9	4	7	—	20
Other accrued expenses	—	15	15	28	—	58

Total current liabilities	—	34	89	112	—	235
Deferred employee benefits and noncurrent liabilities	—	5	—	8	—	13
Long-term debt	—	792	—	—	—	792

Total liabilities	—	831	89	120	—	1,040
Total shareholder’s (deficit) equity	(220)	(219)	388	749	(917)	(219)

Total liabilities and equity	$(220)	$612	$477	$869	$(917)	$821

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

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2014

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Elimination	Consolidated Total
Operating activities
Net cash provided by (used in) operating activities	$66	$(25)	$13	$32	$(66)	$20
Investing activities
Proceeds from sales of assets	—	149	—	—	—	149
Change in restricted cash	—	—	—	(4)	—	(4)
Additions to property, plant, and equipment	—	—	(13)	(13)	—	(26)
Proceeds from sale of equity method investment	—	4	—	—	—	4
Other investing activities	—	3	—	—	—	3

Net cash provided by (used in) investing activities	—	156	(13)	(17)	—	126
Financing activities
Repayments of other debt	(66)	—	—	(10)	66	(10)
Proceeds from other debt	—	—	—	7	—	7
Dividend to Shareholder	—	(66)	—	—	—	(66)
Repayments of Term Loans	—	(123)	—	—	—	(123)

Net cash (used in) provided by financing activities	(66)	(189)	—	(3)	66	(192)
Effect of exchange rates on cash	—	—	—	(10)	—	(10)
Change in cash and cash equivalents	—	(58)	—	2	—	(56)
Cash and cash equivalents at beginning of period	—	68	—	33	—	101

Cash and cash equivalents at end of period	$—	$10	$—	$35	$—	$45

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, the Company’s principal executive officer and the Company’s principal financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2014, the end of the period covered by this annual report.

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

The Company’s internal control over financial reporting is supported by written policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company’s transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2014, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below is certain information concerning the individuals serving as the Company’s executive officers and members of its Board.

Keith A. Wilson, Jr.	53	President and Chief Executive Officer. Mr. Wilson assumed his current position on April 1, 2014. Prior to that, he served as President, Global Filtration Group since January 2008. Prior to that he served as Vice President and General Manager, Wix Filtration Products Division since 2000. He has been a member of the AASA Board of Governors since 2009, and in 2015 became Vice Chairman. Mr. Wilson earned a B.A. in Marketing and Management from Ball State University.

Steven P. Klueg	46	Senior Vice President, Chief Financial Officer and Treasurer. Mr. Klueg assumed his current position on October 21, 2013. Mr. Klueg served as the Chief Financial Officer of ReCommunity Recycling from August 2011 to October 2013. Prior to that, Mr. Klueg served as Vice President and Treasurer of World Fuel Services Corporation from August 2008 to August 2011. Prior to that, Mr. Klueg was the Assistant Treasurer of Ingersoll Rand Corporation from April 2005 to August 2008. Mr. Klueg earned a B.A. in Accounting from Ohio University and an M.B.A. from Ohio State University. Mr. Klueg is a certified public accountant and a certified managerial accountant.

Timothy M. Ciurlik	49	Senior Vice President, International Operations. Mr. Ciurlik assumed his current position on April 1, 2014. Prior to that, he served as Vice President of Finance for Affinia’s Global Filtration Operations, from 2009 to April 2014. From 2001 to 2009, Mr. Ciurlik served as Division Controller. Mr. Ciurlik earned a B.A. in Accounting from Miami University and a M.B.A. from Northwestern University.

Gregory R. Dillman	56	Senior Vice President, North American Operations. Mr. Dillman assumed his current position on April 1, 2014. Prior to that, he served as Vice President of Engineering for Wix Filtration since 2010. Prior to that, Mr. Dillman served as the plant Manager for the Filtration master distribution center since 2006. Mr. Dillman earned a B.S. in Chemistry from Purdue University.

Jorge C. Schertel	63	President, Affinia Group South America. Mr. Schertel assumed his current position on January 1, 2011. Prior to that he served as the Vice President, Commercial Distribution, South America from January 2008 to December 2010. Prior to that, he served as the Vice President and General Manager, South America from June 2006 to December 2007. Mr. Schertel serves on the Council Director of SINDIPECAS (Brazilian Association for Autoparts Manufacturers). Mr. Schertel earned a B.A. in Business Administration from PUC-RGS, Brazil.

David E. Sturgess	58	Senior Vice President, General Counsel and Secretary. Mr. Sturgess assumed his current position on April 14, 2014. Prior to that, he was General Counsel at ReCommunity Recycling from 2011 to March 2014. Prior to that, Mr. Sturgess was a law partner at the law firm Updike, Kelly & Spellacy from 1998 to 2011. He has been a member of the Association of Corporate Counsel’s national and Charlotte chapters since 2011. From 2008 to 2011 he was a member of the Board of Directors of the University of Connecticut Research and Development Corporation, and at various times from 2000 to 2011 he was Chairman and member of the Board of Directors of each of the Connecticut Venture Group, Crossroads Venture Capital Fair, and Community Health Charities of New England. He earned his B.S. in Finance from the University of Connecticut and a juris doctorate from Duke University School of Law.

Kay Teixeira	62	Senior Vice President, Human Resources. Ms. Teixeira assumed her current position on April 1, 2014. Prior to that, she served as Vice President of Human Resources for Affinia’s Filtration business from 2009 to March 2014. From 2003 until 2009, Ms. Teixeira was the Division Director of HR for Wix Filtration. She currently serves as President of the Gaston County, North Carolina YMCA Executive Board of Directors and HR Advisor for Habitat for Humanity of Gaston County. Ms. Teixeira earned a B.B.A. and M.B.A. of Human Resource Management from American Intercontinental University.

David A. McColley	59	Senior Vice President, Marketing and Sales. Mr. McColley assumed his current position on April 1, 2014. Prior to that, he served as Vice President of Marketing & Product Management for Wix Filtrations from 2005 to March 2014. He currently serves as Chairman of the Filter Manufacturers Council and is on the Board of Trustees for the University of the Aftermarket Foundation.

Karl J. Westrick	43	Chief Information Officer. Mr. Westrick assumed his current position on April 1, 2014. Prior to that, he served as the Plant Manager for the filtration master distribution center from 2010 to March 2014. Prior to that, he served as the Plant Controller for a filtration plant from 2003 to 2010. Mr. Westrick earned a B.A. in Business Administration and Accounting from the University of Toledo.

William M. Lasky	67	Director. Mr. Lasky assumed his current position on the Board on January 1, 2011. Prior to that, he served as a member of Accuride Corporation’s Board of Directors from 2007 and as Chairman from 2009 until 2012. Additionally, Mr. Lasky served as President and Chief Executive Officer of Accuride Corporation from September 2008 until February 2011. Accuride Corporation filed for protection under Chapter 11 of the United States Bankruptcy Code in 2009 and emerged from the Chapter 11 proceedings in 2010. Mr. Lasky is also Chairman of the Board for Stoneridge, Inc. Previously, he served as Chairman, President & Chief Executive Officer of JLG Industries and spent much of his career with Dana Corporation. Mr. Lasky earned a B.A. in Finance from Norwich University and graduated from the Harvard Business School’s Advanced Management Program.

James S. McElya	67	Director. Mr. McElya assumed his current position on the Board on January 1, 2011. Mr. McElya is past Chairman of Cooper Standard Holdings Inc. and its principal operating company, Cooper Standard Automotive. Cooper Standard filed for protection under Chapter 11 of the United States Bankruptcy Code in August 2009 and emerged from the Chapter 11 proceedings in May 2010. Previously, he had served as Chief Executive Officer and also previously as Corporate Vice President of Cooper Tire & Rubber Company, the parent company of Cooper Standard, until 2004. Mr. McElya formerly served on the board of directors of BPI Holdings International Inc. Mr. McElya has also served as President of Siebe Automotive Worldwide and over a 22-year period held various senior management positions with Handy & Harman. Mr. McElya is a past chairman of the Motor Equipment Manufacturers Association and Original Equipment Supplier Association.

Donald J. Morrison	54	Director. Mr. Morrison assumed his current position on the Board on December 1, 2004. Mr. Morrison is an Executive and Senior Managing Director with OMERS Private Markets, which makes private equity and infrastructure investments on behalf of OMERS, one of Canada’s largest pension funds. Before joining OMERS, Mr. Morrison spent over ten years with PricewaterhouseCoopers LLP in Corporate Finance and eight years as Senior Vice President and member of the Senior Management Investment Committee of a venture capital fund. Mr. Morrison has served on the boards of directors of over 20 public and private companies. Mr. Morrison earned a B. Commerce degree from the University of Toronto, is a Chartered Accountant, Chartered Insolvency and Restructuring Practitioner, and a Chartered Director.

Joseph A. Onorato	66	Director. Mr. Onorato assumed his current position on the Board on December 1, 2004. Mr. Onorato served as Senior Vice President and Chief Financial Officer for the Aftermarket Group of Dana Corporation from July 1998 until his retirement in September 2000. Mr. Onorato was Vice President and Chief Financial Officer of Echlin, Inc. until it was acquired by Dana Corporation in July 1998. He previously served as Vice President and Treasurer of Echlin, Inc. from 1994 to 1997. Mr. Onorato previously worked for PricewaterhouseCoopers LLP. Mr. Onorato also serves on the board of directors of Mohawk Industries Inc. where he is Chairman of the Audit Committee and a member of the Compensation Committee. Mr. Onorato formerly served on the board of directors of BPI Holdings International Inc. Mr. Onorato earned a B.S. in Accounting from Quinnipiac University.

John M. Riess	72	Director. Mr. Riess assumed his current position on the Board on December 1, 2004. He formerly served as Chairman and Chief Executive Officer of Breed Technologies, Inc. from 2000 to 2003 when he retired. Prior to this, Mr. Riess held various management and executive positions within the Gates Rubber Company, serving as Chairman of the Board of Directors and Chief Executive Officer from 1997 to 1999. Mr. Riess formerly served on the board of directors of Formed Fiber Technologies, Inc. Mr. Riess earned a B.S. in Business Administration from Drake University

James A. Stern	64	Director. Mr. Stern assumed his current position on the Board on December 1, 2004. Mr. Stern is also a director of CYS Investments. Mr. Stern is Chairman and Chief Executive Officer of Cypress, a position he has held since 1994. Mr. Stern headed Lehman Brothers’ Merchant Banking Group before leaving that firm to help found Cypress. During his 20-year tenure with Lehman, he held senior management positions and also served as co-head of investment banking and was a member of Lehman’s operating committee. Mr. Stern formerly served on the boards of Lear Corporation, Inc., Med Pointe, Inc., and Cooper-Standard Automotive Inc. Mr. Stern earned a B.S. in Civil Engineering from Tufts University, where he was Chairman of the Board of Trustees until November 2013.

Section 16(a) Beneficial Ownership Reporting Compliance

Not Applicable.

Board Composition and Director Qualifications

The Company’s Board currently consists of one class of six directors who serve until resignation or removal. The Board seeks to ensure that it is composed of members whose particular experience, qualifications, attributes and skills, when taken together, will allow the Board to satisfy its oversight responsibilities effectively. In that regard, the Nominating Committee is responsible for recommending candidates for all directorships to be filled by the Board. In identifying candidates for membership on the Board, the Nominating Committee takes into account (i) minimum individual qualifications, such as high ethical standards, integrity, maturity, careful judgment, industry knowledge or experience and an ability to work collegially with the other members of the Board and (ii) all other factors that it considers appropriate, including alignment with the Company’s stockholders.

Pursuant to the Amended and Restated Stockholders Agreement dated as of November 30, 2012, as amended (“Stockholders Agreement”) among Affinia Group Holdings Inc. (“Holdings”), various Cypress funds, OMERS, The Northwestern Mutual Life Insurance Company, California State Teachers’ Retirement System and Stockwell Fund, L.P., the number of directors serving on the Board of Directors will be no less than seven and no more than eleven. The Stockholders Agreement entitles Cypress to designate three directors. Cypress currently has appointed, Mr. Stern and Mr. McElya. As long as OMERS members own in the aggregate at least 50% of the number of shares owned by them on November 30, 2004, OMERS is entitled to designate one director, who currently is Mr. Morrison. Cypress is entitled to designate up to three directors not affiliated with any of the parties to the Stockholders Agreement, who currently are Mr. Onorato, Mr. Riess and Mr. Lasky. Additionally, the Stockholders Agreement entitles the individual serving as Chief Executive Officer and another individual serving as one of the Company’s senior officers to seats on the Board of Directors. Those two seats are currently vacant. The Stockholders Agreement also provides that the Nominating Committee of the Board of Directors may from time to time select two additional individuals who must be independent to serve as Directors.

Each of Messrs. Stern and Morrison possesses experience as a private equity investor in owning and managing enterprises such as the Company and is familiar with corporate finance, strategic business planning activities and issues involving stakeholders more generally. In particular, Mr. Stern has significant experience in high yield and primary capital markets activities, having served as Chairman and Chief Executive Officer of Cypress since 1994 and as the head of Lehman Brothers’ Merchant Banking Group prior to 1994. Mr. Morrison has significant experience in accounting and management, having spent over ten years with PricewaterhouseCoopers LLP in corporate finance focusing on restructurings and turnarounds and having served on the boards of directors of over 20 public and private companies.

Each of Messrs. Lasky, McElya, Onorato and Reiss possesses substantial expertise in advising and managing companies related to the aftermarket replacement parts industry. Mr. Onorato has significant experience in finance and accounting within the aftermarket industry, having served as Senior Vice President and Chief Financial Officer for the Aftermarket Group at Dana from 1998 to 2000 and prior to that as an officer at Echlin Inc., in financial positions of increasing responsibility over 19 years, including as Chief Financial Officer. Mr. Riess has extensive business experience in the aftermarket replacement parts industry and has experience in management, having served as Chairman and Chief Executive Officer of Breed Technologies, Inc. and Gates Rubber Company. Mr. Lasky has extensive business experience in the manufacturing industry and in the aftermarket replacement parts industry, having served in management roles in the Company’s filtration business when it was owned by Dana, as well as substantial experience in management having served as Chairman and Chief Executive Officer of both Accuride Corporation and JLG Industries. Mr. McElya has substantial manufacturing experience and experience in management, having served as Chairman and Chief Executive Officer of Cooper Standard Holdings Inc. and in management positions of increasing responsibility over his prior career.

Board Committees

Audit Committee

The Company has an Audit Committee, consisting of Mr. Onorato (Chairman), Mr. Lasky, Mr. Morrison and Mr. Riess. Mr. Onorato is the Company’s “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K. Additionally, Mr. Onorato is an independent Director.

The purpose of the Audit Committee is to assist the Board in overseeing and monitoring: (i) the quality and integrity of the Company’s financial statements; (ii) the Company’s compliance with legal and regulatory requirements; (ii) the Company’s independent registered public accounting firm’s qualifications and independence; (iv) the performance of the Company’s internal audit function and (v) the performance of the Company’s independent registered public accounting firm.

The written charter for the Audit Committee is available on the Company’s website at www.affiniagroup.com.

Compensation Committee

We have a Compensation Committee, consisting of Mr. Stern (Chairman), Mr. Riess, Mr. Onorato and Mr. McElya. The purpose of the Compensation Committee is to assist the Board in executing its responsibility relating to: (i) setting the Company’s compensation program and compensation of the its executive officers and directors; (ii) monitoring the Company’s incentive and equity-based compensation plans and (iii) preparing the compensation committee report required to be included in the Company’s annual report on Form 10-K under the rules and regulations of the SEC.

The written charter for the Compensation Committee is available on the Company’s website at www.affiniagroup.com.

Nominating Committee

We have a Nominating Committee, consisting of Mr. Onorato and Mr. Morrison.

The purpose of the Company’s Nominating Committee is to assist its Board in executing its responsibilities relating to: (i) developing and recommending criteria for selecting new directors; (ii) screening and recommending to the Board individuals qualified to become executive officers and (iii) handling such other matters as are specifically delegated to the Nominating Committee by the Board.

The written charter for the Nominating Committee is available on the Company’s website at www.affiniagroup.com.

Code of Business Conduct and Ethics

The Company has adopted a code of business conduct and ethics that applies to all of its employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct and ethics is available on the Company’s website at www.affiniagroup.com. The Company will make any legally required disclosures regarding amendments to or waivers of the Company’s code of business conduct on its website.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary

The primary objectives of the Company’s compensation program are to attract and retain talented executives to lead the company and promote the Company’s short- and long-term growth. The Company’s compensation program establishes a link between sustained corporate performance and individual rewards, such as ownership opportunities for the Company’s executives and key employees. It’s believed that this link ensures a balance between delivering near-term results and creating long-term value for the Company’s investors.

The Company seeks to foster a performance-oriented culture that aligns individual efforts with organizational objectives. The Company’s performance and accomplishments are the primary measures of success upon which the compensation programs are structured. The Company evaluates and rewards its executive officers based upon their contributions to the achievement of the Company’s goals.

The Company reinforces its overall compensation objectives by compensating its executive officers primarily through base salary, non-equity incentive awards, long-term equity incentive awards, competitive benefits packages and perquisites.

The named executive officers (“Named Executive Officers”) for the fiscal year ended December 31, 2014 were: Terry McCormack (former President and Chief Executive Officer, who served until March 31, 2014), Keith A. Wilson, Jr. (current President and Chief Executive Officer beginning April 1, 2014), Steven P. Klueg (Senior Vice President, Chief Financial Officer and Treasurer), David E Sturgess (current Senior Vice President, General Counsel and Secretary beginning April 14, 2014), Gregory R. Dillman (Senior Vice President, North American Operations beginning April 1, 2014), Karl J. Westrick (Chief Information Officer beginning April 1, 2014), and Steven E. Keller (former Senior Vice President, General Counsel and Secretary, who served until June 6, 2014).

Compensation Committee Role

The Compensation Committee, composed entirely of non-management directors, administers the Company’s executive compensation program. The role of the Compensation Committee is to oversee the Company’s compensation and benefit plans and policies, administer Holding’s 2005 Stock Plan (including reviewing and approving equity grants to executive officers), establish annual goals and objectives for the Company’s Chief Executive Officer, and review and approve annually all compensation decisions relating to executive officers, including the Company’s Named Executive Officers. The Compensation Committee recognizes the importance of maintaining sound principles for the development and administration of compensation and benefit programs, as well as ensuring that the Company maintains strong links between executive pay and performance. The Compensation Committee’s charter details the Compensation Committee’s specific responsibilities and functions. The Compensation Committee annually reviews its charter, with the most recent review occurring at the Compensation Committee’s December 10, 2014 meeting. The full text of the

Compensation Committee’s charter is available on the Company’s website at www.affiniagroup.com. The Compensation Committee’s membership is determined by the Board of Directors and its meeting agendas are established by the Committee Chair. The Company’s Chief Executive Officer, Chief Financial Officer and General Counsel generally attend meetings of the Compensation Committee, but do not attend executive sessions and do not participate in determining their specific compensation. There were four formal meetings of the Compensation Committee in 2014, all of which included an executive session. Executive sessions are held with the Compensation Committee members only. The Compensation Committee holds meetings in person, by telephone and also considers and takes action by written consent.

General Compensation Philosophy and Elements of Compensation

The Compensation Committee believes that compensation paid to executive officers should be closely aligned with the Company’s performance on both a short-term and long-term basis, and that such compensation should enable us to attract, motivate and retain key executives critical to the Company’s long-term success. Total compensation should be structured to ensure that a significant portion of compensation opportunity will be directly related to factors that drive future financial and operating performance and align the Company’s executive officers’ long-term interests with those of its investors. To that end, the Compensation Committee has determined that the total compensation program for executive officers should consist of the following elements:

(A)	Base Salaries

The Company pays each executive officer a base salary based on the executive’s historical base salary, whether the executive’s position or responsibilities associated with his or her position have changed, whether the complexity or scope of his or her responsibilities has increased, and how his or her position relates to other executives and their rate of base salary. While a significant portion of each executive officer’s compensation is “at risk” in the form of non-equity incentive awards (annual cash performance bonuses) and long-term equity incentive awards, the Compensation Committee believes that executive officers should also have the stability and predictability of fixed base salary payments.

(B)	Non-Equity Incentive Awards

For fiscal 2014, the Compensation Committee determined that amounts payable under the cash incentive award program would depend on the Filtration segment EBITDA performance adjusted for certain expenses and excluding the impacts of foreign currency. For Messrs. Wilson, Klueg, Sturgess, Dillman, Westrick and the other executive officers at the corporate level, in order to emphasize the Company’s performance, the Compensation Committee determined that the Filtration segment EBITDA adjusted for certain expenses would determine 75% of their target bonus opportunity with the remaining 25% based on achievement of other operational and performance goals.

The Company established the Filtration segment EBITDA performance levels for the 2014 non-equity incentive awards such that the threshold performance level was 95% of the target performance levels, the target performance levels required significant improvement over actual 2013 performance, and the maximum performance levels were substantially more challenging to achieve. Detail describing how non-equity incentive plan awards for fiscal 2014 were calculated appears below under “Narrative Disclosure to Grants of Plan-Based Awards in 2014 Table.”

The Company has also adopted a non-qualified deferred compensation program pursuant to which the Company’s executive officers may elect to defer all or a portion of their non-equity incentive awards. Any deferred amount is notionally invested in Holdings’ common stock and a portion is matched in the form of an additional notional investment in Holdings’ common stock. The principal terms of the non-qualified deferred compensation program appear below under “Non-Qualified Deferred Compensation.” For fiscal 2013, the Compensation Committee determined to suspend the program, and the program remains suspended for fiscal 2014.

(C)	Long-Term Equity Incentive Awards

The Company provides long-term equity incentive awards in the form of restricted stock units (“RSUs”) to each of the Company’s executive officers. The Compensation Committee believes that these awards align the interests of the executive officers with those of the Company’s investors and provides an effective incentive for the executive officers to remain with the Company. The principal terms of the RSU grants are described below under “Outstanding Equity Awards at 2014 Fiscal Year-End.”

(D)	Certain Other Benefits

The Company provides its executive officers with those benefits and perquisites that are believed to assist the Company in retaining their services. Some of these benefits are available to the Company’s employees generally (e.g., contributions to a defined contribution (401(k)) plan, health care coverage and paid vacation days) and some are available to a more limited number of key employees, including the Named Executive Officers (e.g., car allowances and reimbursement for tax preparation services). The specific benefits provided to each Named Executive Officer are described in the “All Other Compensation” column of the “Summary Compensation Table” and in the “Incremental Cost of Perquisites and Other Compensation Table.”

Executive compensation decisions are based primarily upon the Company’s assessment of each executive’s leadership and operational performance and potential to enhance long-term shareholder value. The Company relies on its judgment about each individual (and not on rigid formulas or temporary fluctuations in business performance) in determining the optimal magnitude and mix of compensation elements and whether each payment or award provides an appropriate incentive for performance that sustains and enhances long-term shareholder value. Key factors affecting the Company’s judgment include the executive officer’s performance compared to the financial, operational and strategic goals established for the executive at the beginning of the year; nature, scope and level of responsibilities; contribution to the Company’s financial results, particularly with respect to key metrics such as EBITDA, net working capital and cash flow; effectiveness in leading the Company’s restructuring plans and contribution to the Company’s commitment to corporate responsibility, including success in creating a culture of integrity and compliance with applicable laws and the Company’s ethics policies. The importance of each factor varies by individual. The Company also considers each executive’s current salary and prior-year bonus, the recommendations of the Company’s Chief Executive Officer regarding compensation for the executives he directly supervises, the appropriate balance between incentives for long-term and short-term performance, the compensation paid to the executive’s peers within the Company. From time to time, the Compensation Committee also receives independent advice on competitive practices from nationally-recognized compensation advisors. When using peer data to evaluate executive compensation, the Compensation Committee may consider ranges of compensation paid by others for a particular position, both by reference to comparative groups of companies of similar size and stature and, more particularly, a group comprised of the Company’s direct competitors, as one point of reference when making compensation decisions regarding total compensation or particular elements of compensation under consideration. The Compensation Committee does not typically use information with respect to the Company’s peer companies and other comparable public companies to establish targets for total compensation, or any element of compensation, or otherwise numerically benchmark its compensation decisions. For example, the Compensation Committee has in prior years reviewed pay data for a range of companies in connection with the review of base salaries for the Company’s Named Executive Officers. The Compensation Committee did not, however, use third-party data in establishing fiscal 2014 compensation for the Named Executive Officers. None of the Named Executive Officers (including the Chief Executive Officer) participate in determining their specific compensation. In addition, the Company reviews the total compensation potentially payable to, and the benefits accruing to, the executive, including (i) current value of outstanding equity incentive awards and (ii) potential payments under each executive’s employment agreement upon termination of employment or a change in control.

Employment, Severance and Change in Control Agreements

Employment Agreements

On July 21, 2005, the Company entered into an Employment Agreement with Mr. Wilson. On December 15, 2008, the Company entered into Amended and Restated Employment Agreements with Mr. Wilson to effectuate certain non-material amendments for compliance with Section 409A of the Internal Revenue Code (as amended, the “Wilson Employment Agreement”) and, on August 11, 2010, the Company entered into an amendment to the Wilson Employment Agreement to effectuate certain non-material clarifications to the termination provisions thereof.

The Wilson Employment Agreement has an initial employment term which commenced as of May 1, 2005 and is automatically extended for successive one-year periods on each December 31 unless either party provides the other 90 days prior written notice that the employment term will not be so extended. Under the Wilson Employment Agreement, Mr. Wilson is entitled to a specified base salary, subject to increases, if any, as determined by the Compensation Committee. Effective January 1, 2014, the base salary for Mr. Wilson pursuant to his employment agreement was $515,000, as the same may be increased from time to time. In connection with Mr. Wilson’s appointment as the Company’s Chief Executive Officer effective April 1, 2014, the Compensation Committee approved an increase in Mr. Wilson’s base salary to $600,000 effective April 1, 2014. In addition, the Wilson Employment Agreement provides that Mr. Wilson is eligible to earn target annual cash incentive awards as a percentage of base salary (up to 100%) upon the achievement of performance goals established by the Compensation Committee. Mr. Wilson is entitled to higher awards for performance in excess of targeted performance goals, lower awards for performance that does not meet targeted performance goals and no award for performance that does not exceed threshold performance goals.

On October 11, 2013, the Company entered into a letter agreement with Mr. Klueg outlining the principal terms of his employment relationship with us as Senior Vice President and Chief Financial Officer (the “Klueg Letter Agreement”). Mr. Klueg’s current annual base salary is $325,000 and he is eligible to earn an annual bonus targeted at 80% of his base salary under Affinia’s annual cash incentive award plan. Mr. Klueg is also entitled to a monthly car allowance of $1,250. If Mr. Klueg’s employment is terminated by us without cause or if he resigns employment for good reason (each as defined in the Klueg Letter Agreement) he will be entitled to (i) an amount equal to his annual base salary, payable in equal installments for 12 consecutive months and (ii) continued medical and dental coverage during such 12-month period.

On April 14, 2014, the Company entered into a letter agreement with Mr. Sturgess outlining the principal terms of his employment relationship with the Company as Senior Vice President, General Counsel and Secretary (the “Sturgess Letter Agreement”). Mr. Sturgess’ annual base salary is currently $260,000 and he is eligible to earn an annual bonus targeted at 50% of his base salary under Affinia’s annual cash incentive award plan. Mr. Sturgess is also entitled to a monthly car allowance of $1,250. If Mr. Sturgess’ employment is terminated by the Company without cause or if he resigns employment for good reason (each as defined in the Sturgess Letter Agreement) he will be entitled to (i) an amount equal to his annual base salary, payable in equal installments for 12 consecutive months and (ii) continued medical and dental coverage during such 12-month period.

On February 27, 2007, the Company entered into a letter agreement with Mr. Dillman outlining, among other things, the terms of his severance arrangement with the Company (the “Dillman Letter Agreement”). Mr. Dillman’s annual base compensation is currently $178,000 and he is eligible to earn an annual bonus targeted at 50% of his base compensation under Affinia’s annual cash incentive award plan. Pursuant to the terms of the Dillman Letter Agreement, if Mr. Dillman’s employment is terminated by the Company without cause he will be entitled to an amount equal to his annual base salary, payable in equal installments for 12 consecutive months.

Each executive (including Messrs. Wilson, Klueg, Sturgess, Dillman and Westrick) has agreed, either in his employment agreement or separately, to certain post-termination restrictions, and each executive (other than Mr. Westrick) is entitled to certain payments and benefits depending on the reason for termination. A description of these provisions, together with a table detailing amounts payable to the Named Executive Officers upon certain termination events, appears below under “—Potential Payments Upon Termination or Change in Control.”

Separation Agreements

The Company previously announced that Mr. McCormack, the former President and Chief Executive Officer, notified the Board of Directors of Affinia of his resignation as President and Chief Executive Officer of Affinia and as a member of the Board effective March 31, 2014. The Company also previously announced that Mr. McCormack would continue his service after March 31, 2014 as a special advisor to the Chairman of the Board of Directors. Mr. McCormack agreed to serve in such capacity for the remainder of fiscal 2014 and Mr. McCormack was paid $225,000 in quarterly installments of $75,000 each for his services as a special advisor. On April 1, 2014, Mr. McCormack entered into a Separation Agreement, General Release, Nondisclosure, Noncompete and Covenant Not to Sue with Affinia Group Inc. (the “McCormack Separation Agreement”). Under the McCormack Separation Agreement, Mr. McCormack will receive or has already received: (i) $868, 586.50 paid in twelve monthly installments starting on April 1, 2014; (ii) $868.586.50 paid in a lump sum on or about April 1, 2015; and (iii) $3,387,827 paid in a lump sum on or about April 1, 2014. Under the McCormack Separation Agreement, Mr. McCormack is also entitled to receive continued health insurance benefits from the Company until March 31, 2016. Pursuant the McCormack Separation Agreement, Mr. McCormack’s RSUs were purchased by the Company (as described below per the McCormack Letter Agreement). In exchange for the payments and benefits under the McCormack Separation Agreement, Mr. McCormack entered into a general release of claims in favor of the Company, has covenanted not to sue the Company and has agreed to confidentiality restrictions and a non-competition restriction that applies for 24 months following the termination of Mr. McCormack’s employment.

On June 7, 2014, Mr. Keller, the Company’s former Senior Vice President, General Counsel and Secretary, entered into a Separation Agreement, General Release, Nondisclosure, Noncompete and Covenant Not to Sue with Affinia Group Inc. (the “Keller Separation Agreement”). Under the Keller Separation Agreement, Mr. Keller will receive or has already received: (i) $407,387 paid in twelve monthly installments starting on July 1, 2014; (ii) $203,693.52 paid in a lump sum on or about June 7, 2015; and (iii) $350,000 paid in a lump sum on or about June 13, 2014. Under the Keller Separation Agreement, Mr. Keller is also entitled to receive continued health insurance benefits from the Company until December 31, 2015. Pursuant to the Keller Separation Agreement, Mr. Keller’s RSUs were purchased by the Company (as described below per the Keller Letter Agreement). Mr. Keller is also entitled to receive a 2014 bonus based on the above described bonus calculation (under the title “Non-Equity Incentive Awards”) at 80% of his base salary as described above in his employment agreement. Pursuant to the Keller Letter Agreement, Affinia has also agreed to indemnify Mr. Keller with respect to his service as an officer and employee of Affinia and has agreed that Mr. Keller will remain a beneficiary (or will receive the same benefits as a beneficiary) of the Affinia directors and officers fiduciary liability policy with respect to all periods of his employment. In exchange for the payments and benefits under the Keller Separation Agreement, Mr. Keller entered into a general release of claims in favor of the Company, has covenanted not to sue the Company and has agreed to confidentiality restrictions and a non-competition restriction that applies for 18 months following the termination of Mr. Keller’s employment.

RSU Repurchases and Retention Bonuses

In December 2013, the Company offered RSU holders having their principal place of employment in the Ann Arbor, Michigan corporate office (including Messrs. McCormack, and Keller) the opportunity to convert their RSUs to cash for a payment equal to 30% of the anticipated value of the RSUs upon the occurrence of a Vesting Event (as defined in each Restricted Stock Unit Agreement). All such RSU holders, including Messrs. McCormack, and Keller, accepted the offer, the terms of which are described in the following paragraphs. Each such RSU holder’s RSUs have been canceled and all of the payments were made in 2014.

On December 19, 2013, Holdings entered into a letter agreement with Mr. McCormack (the “McCormack Letter Agreement”), the Company’s former President and Chief Executive Officer, terminating his Restricted Stock Unit Agreement (the “McCormack RSU Agreement”) with Holdings. Under the terms of the McCormack Letter Agreement, Mr. McCormack received a cash payment of $1,500,000 (the “McCormack RSU Settlement Amount”) on March 31, 2014, in consideration of his surrender and forfeiture of his rights under the McCormack RSU Agreement, which agreement was terminated effective as of the date of the McCormack Letter Agreement. Mr. McCormack received the McCormack RSU Settlement Amount in a lump sum following his separation from service on March 31, 2014.

On January 8, 2014, Holdings entered into a letter agreement with Mr. Keller (the “Keller Letter Agreement”), the former Senior Vice President, General Counsel and Secretary, terminating his Restricted Stock Unit Agreement (the “Keller RSU Agreement”) with Holdings. Under the terms of the Keller Letter Agreement, Mr. Keller received a cash payment of $600,000 (the “Keller RSU Settlement Amount”) in consideration of his surrender and forfeiture of his rights under the Keller RSU Agreement, which agreement was terminated effective as of the date of the Keller Letter Agreement. Mr. Keller received the Keller RSU Settlement Amount in a lump sum following his separation from service on June 6, 2014. Under the Keller Letter Agreement, Mr. Keller also received a retention bonus equal to $250,000, which was paid on or about July 1, 2014.

Adjustments to Compensation for Financial Restatements

The Board’s policy is that the Compensation Committee will, to the extent permitted by governing law, have the sole and absolute authority to make retroactive adjustments to any cash or equity-based incentive compensation paid to executive officers and certain other employees where the payment was predicated upon the achievement of certain financial results that were subsequently the subject of a restatement. Where applicable, the Company will seek to recover any amount determined to have been inappropriately received by any executive.

Summary Compensation Table

The following table provides summary information concerning compensation paid or accrued by the Company to or on behalf of the President and Chief Executive Officer, the Senior Vice President and Chief Financial Officer, and each of the Company’s three other most highly compensated executive officers who were serving officers as of December 31, 2014 and Mr. McCormack, former President and Chief Executive Officer as well as Mr. Keller, who would otherwise have been included in the Company’s three other most highly compensated executive officers during 2014 but for the fact that he was no longer employed by the Company as of December 31, 2014. The Company collectively refers to these seven individuals herein as the Named Executive Officers. Mr. McCormack also served as a Director during the year ended December 31, 2014, but received no separate remuneration in that capacity.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards(4) ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation(2) ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings(6) ($)		All Other Compensation(5) ($)	Total ($)
Terry R. McCormack Former President and Chief Executive Officer(1)	2014	186,750	-0	-	-0	-	-0	-	-0	-	643,013		5,779,272	6,609,035
	2013	747,000	-0	-	-0	-	-0	-	-0	-	-0	-	27,679	774,679
	2012	725,000	-0	-	-0	-	-0	-	243,673		-0	-	62,916	1,031,589
Keith A. Wilson, Jr. President and Chief Executive Officer	2014	578,750	-0	-	-0	-	-0	-	785,985		322,547		27,056	1,714,338
	2013	515,000	-0	-	-0	-	-0	-	537,557		-0	-	27,658	1,080,215
	2012	500,000	-0	-	-0	-	-0	-	315,350		-0	-	54,965	870,315
Steven P. Klueg(3) Senior Vice President And Chief Financial Officer	2014	325,000	-0	-	-0	-	-0	-	340,555		-0	-	23,179	688,734
	2013	65,416	90,000		1,936,620		-0	-	54,625		-0	-	5,057	2,151,718

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards(4) ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation(2) ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings(6) ($)		All Other Compensation(5) ($)	Total ($)
David E. Sturgess(3) Senior Vice President, General Counsel and Secretary	2014	186,136	-0	-	999,999		-0	-	127,708		-0	-	16,662	1,330,505
Gregory R. Dillman Senior Vice President, North American Operations	2014	172,170	-0	-	599,989		-0	-	116,574		-0	-	21,363	910,096
Karl J. Westrick Chief Information Officer	2014	128,659	-0	-	599,989		-0	-	87,103		-0	-	73,125	888,876
Steven E. Keller(1) Former Senior Vice President, General Counsel and Secretary	2014	170,548	-0	-	-0	-	-0	-	-0	-	170,079		1,191,470	1,532,097
	2013	345,100	-0	-	-0	-	-0	-	-0	-	-0	-	25,060	370,160
	2012	335,000	-0	-	-0	-	-0	-	124,575		-0	-	31,211	490,786

(1)	Mr. McCormack retired effective March 31, 2014. Mr. Keller ceased his employment with Affinia on June 6, 2014. Their reported salaries reflect the pro rata portions earned in fiscal year 2014 through the date of termination.
(2)	We report non-equity incentive plan compensation for the year in which such compensation is determined against annual performance metrics, regardless of whether it is paid in that year, or the following year, or is deferred under the Company’s non-qualified deferred compensation plan.
(3)	Mr. Klueg commenced employment with Affinia on October 21, 2013 and his reported salary for 2013 reflects the pro rata portion of his $325,000 annual salary earned in fiscal 2013. Mr. Sturgess commenced employment with Affinia on April 14, 2014 and his reported salary reflects the pro rata portion of his $260,000 annual salary earned in fiscal 2014.
(4)	The amounts reported for 2013 for Mr. Klueg, and for 2014 for Messrs. Sturgess, Dillman and Westrick reflect the grant date fair value of RSUs granted during the fiscal year in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation” (“ASC Topic 718”). This was not the value actually received. The actual value they receive will depend on whether the time vesting criteria and/or performance criteria are met and, if so, the fair market value of Holdings’ common stock at that time.
(5)	The components of this column for 2014 are detailed in the “Incremental Cost of Perquisites and Other Compensation Table” below.
(6)	The amounts reported in this column for 2014 are described below under the heading “Nonqualified Deferred Compensation for 2014.”

Incremental Cost of Perquisites and Other Compensation in 2014 Table

Name and Principal Position	Tax Preparation ($)		Vehicle Allowance ($)	Life Insurance Premium ($)	401(k) Basic Contribution(1) ($)	Tax Gross- Up(2) ($)		Other(3) ($)		Total ($)
Terry R. McCormack Former President and Chief Executive Officer	-0	-	4,500	304	5,603	-0	-	5,768,865		5,779,272
Keith A. Wilson, Jr. President and Chief Executive Officer	379		18,000	839	7,650	188		-0	-	27,056
Steven P. Klueg Senior Vice President and Chief Financial Officer	-0	-	15,000	529	7,650	-0	-	-0	-	23,179
David E. Sturgess Senior Vice President, General Counsel and Secretary	-0	-	11,250	212	5,200	-0	-	-0	-	16,662
Gregory R. Dillman Senior Vice President, North American Operations	-0	-	14,250	252	6,861	-0	-	-0	-	21,363
Karl J. Westrick Chief Information Officer	-0	-	14,250	188	6,687	-0	-	52,000		73,125
Steven E. Keller Former Senior Vice President, General Counsel and Secretary	659		7,500	234	4,314	-0	-	1,178,763		1,191,470

(1)	The Company contributes 3% of a U.S. employee’s earnings to the employee’s 401(k) account, subject to Internal Revenue Service limitations, regardless of whether the employee contributes.
(2)	The amounts in this column constitute the tax gross-up expense incurred in respect of tax preparation costs shown in the table.
(3)	The amount in this column for Mr. McCormack represents $4,264,267 for severance and retention bonus, $1,500,000 redemption of RSUs and $4,598 retirement recognition. The amount for Mr. Westrick represents a bonus payment for a certain project performance accomplishment. The amount for Mr. Keller represents $578,763 for severance and $600,000 redemption of RSUs.

Grants of Plan-Based Awards in 2014 Table

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Threshold ($)		Target ($)		Maximum ($)		All Other Stock Awards; Number of Shares of Stock or Units (#)		Grant Date Fair Value of Stock and Option Awards ($)
Terry R. McCormack President and Chief Executive Officer	-0	-	-0	-	-0	-	-0	-	-0	-
Keith A. Wilson, Jr. President and Chief Executive Officer	-0	-	600,000		1,200,000		-0	-	-0	-
Steven P. Klueg Senior Vice President and Chief Financial Officer	-0	-	260,000		520,000		-0	-	-0	-
David E. Sturgess Senior Vice President, General Counsel and Secretary	-0	-	130,000		260,000		7,376.8		999,999
Gregory R. Dillman Senior Vice President, North American Operations	-0	-	89,000		178,000		4,426.0		599,989
Karl J. Westrick Chief Information Officer	-0	-	66,500		133,000		4,426.0		599,989
Steven E. Keller Senior Vice President, General Counsel and Secretary	-0	-	-0	-	-0	-	-0	-	-0	-

Narrative Disclosure to Grants of Plan-Based Awards in 2014 Table

Non-Equity Incentive Plan Awards

The Compensation Committee provides for non-equity incentive plan awards in the form of an annual cash incentive award plan. In fiscal 2014, 100% of the amounts payable under this plan were based on the Company’s full-year Filtration EBITDA performance and the Compensation Committee’s sole discretion. The target bonus opportunity is determined as a percentage of the Named Executive Officer’s base salary, which, in the case of the Named Executive Officers, was 100% for Messrs. McCormack and Wilson, 80% for Messrs. Klueg and Keller, and 50% for Messrs. Dillman, Sturgess and Westrick.

Under the non-equity incentive plan, there are threshold, target and maximum performance levels that have been established for the Filtration EBITDA. If a performance level in excess of the threshold performance level for the Filtration EBITDA performance goal component is not achieved, no bonus is earned with respect to that component. At the threshold Filtration EBITDA performance levels, the Named Executive Officers are entitled to payouts equal to 0% of the weighting assigned to such component. At the target Filtration EBITDA performance levels, the Named Executive Officers are entitled to payouts equal to 100% of the weighting assigned to the Filtration EBITDA performance component(s). Performance above the performance goal component target levels entitles the Named Executive Officers to non-equity incentive awards in excess of their target bonus opportunity, up to a maximum of 200% of the weighting assigned to the Filtration EBITDA performance component(s). For actual Filtration EBITDA performance results that fall between the specified performance levels, the payout percentages for the respective components are adjusted on a linear basis.

For fiscal 2014, the threshold, target and maximum Filtration EBITDA performance levels adjusted for certain expenses were $152 million, $160 million, and $176 million, respectively. With respect to fiscal 2014, Filtration EBITDA target performance levels adjusted for certain expenses, amounts were set at challenging levels, which required significant improvement over fiscal 2013 performance. Target Filtration EBITDA performance level was 10% above the adjusted 2013 Filtration EBITDA. For fiscal 2014, actual Filtration EBITDA performance adjusted for certain expenses was $171 million, which resulted in a weighting assigned to this performance component of 167%. Other operational performance goals are determined at the discretion of the Board of Directors.

The following table illustrates the operation of the cash incentive award program for fiscal 2014:

			Percent of Bonus Opportunity
Name	Bonus Opportunity as Percent of Salary and Dollar Value	Performance Factor	Threshold	Target	Maximum	Percent Achieved/ Reduced	Actual Dollar Value Awarded Based on Percent Achieved ($)
Terry R. McCormack	100% - $747,000	Global Filtration Adjusted EBITDA	0%	75%	150%	0%	-0	-
		Other Operational Performance Goals	0%	25%	50%	0%	-0	-

						0%	-0	-

Keith A. Wilson, Jr.	100% - $600,000	Global Filtration Adjusted EBITDA	0%	100%	150%	141%	635,985
		Other Operational Performance Goals	0%	25%	50%	100%	150,000

						131%	785,985

Steven P. Klueg	80% - $260,000	Global Filtration Adjusted EBITDA	0%	100%	150%	141%	275,555
		Other Operational Performance Goals	0%	25%	50%	100%	65,000

						131%	340,555

David E. Sturgess(1)	50% - $130,000	Global Filtration Adjusted EBITDA	0%	100%	150%	141%	106,041
		Other Operational Performance Goals	0%	25%	50%	100%	21,667

						131%	127,708

			Percent of Bonus Opportunity
Name	Bonus Opportunity as Percent of Salary and Dollar Value	Performance Factor	Threshold	Target	Maximum	Percent Achieved/ Reduced	Actual Dollar Value Awarded Based on Percent Achieved ($)

Gregory R. Dillman	50% - $89,000	Global Filtration Adjusted EBITDA	0%	100%	150%	141%	94,324
		Other Operational Performance Goals	0%	25%	50%	100%	22,250

						131%	116,574

Karl J. Westrick	50% - $66,500	Global Filtration Adjusted EBITDA	0%	100%	150%	141%	70,478
		Other Operational Performance Goals	0%	25%	50%	100%	16,625

						131%	87,103

Steven E. Keller	80% - $276,080	Global Filtration Adjusted EBITDA	0%	100%	150%	0%	-0	-
		Other Operational Performance Goals	0%	25%	50%	0%	-0	-

						0%	-0	-

(1)	Mr. Sturgess commenced employment with Affinia on April 14, 2014 and his reported calculation reflects the pro rata portion of his bonus earned in fiscal 2014.

Equity Incentive Plan Awards

The Compensation Committee grants equity incentive awards periodically, as and when appropriate in the Compensation Committee’s judgment. On July 20, 2005, the Company adopted the 2005 Stock Plan, which was subsequently amended on November 14, 2006, January 1, 2007, August 25, 2010 and December 2, 2010. The 2005 Stock Plan, as amended, permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock and other stock-based awards to the Company’s employees, directors or consultants. The Compensation Committee has granted stock options, RSUs and a stock award pursuant to the 2005 Stock Plan and has not granted any other stock-based awards.

Administration . The 2005 Stock Plan is administered by the Compensation Committee; provided, that the Board may take any action designated to the Compensation Committee. The Compensation Committee has full power and authority to make, and to establish the terms and conditions of, any award and to waive any such terms and conditions at any time (including, without limitation, accelerating or waiving any vesting conditions or payment dates). The Compensation Committee is authorized to interpret the plan, to establish, amend and rescind any rules and regulations relating to the plan and to make any other determinations that it, in good faith, deems necessary or desirable for the administration of the plan and may delegate such authority as it deems appropriate.

Options. The Compensation Committee determines the exercise price for each option; provided, however, that the incentive stock options must have an exercise price that is at least equal to the fair market value of the Company’s common stock on the date the option is granted. An option holder may exercise an option by written notice and payment of the exercise price (i) in cash or its equivalent, (ii) by the surrender of a number of shares of common stock already owned by the option holder for at least six months (or such other period established by the Compensation Committee) with a fair market value equal to the exercise price, (iii) if there is a public market for the shares, subject to rules established by the Compensation Committee, through the delivery of irrevocable instructions to a broker to sell shares obtained upon the exercise of the option and to deliver to Holdings an amount out of the proceeds of the sale equal to the aggregate exercise price for the shares being purchased or (iv) by another method approved by the Compensation Committee.

Stock Appreciation Rights. The Compensation Committee may grant stock appreciation rights independent of or in connection with an option. The exercise price per share of a stock appreciation right shall be an amount determined by the Compensation Committee provided that the exercise price is at least equal to the fair market value of the Company’s common stock on the date the stock appreciation right is granted. Generally, each stock appreciation right shall entitle a participant upon exercise to an amount equal to (i) the excess of (a) the fair market value on the exercise date of one share of common stock over (b) the exercise price, multiplied by (ii) the number of shares of common stock covered by the stock appreciation right. Payment shall be made in common stock or in cash, or partly in common stock and partly in cash, all as shall be determined by the Compensation Committee.

Other Stock-Based Awards. The Compensation Committee may grant awards of RSUs, rights to purchase stock, restricted stock and other awards that are valued in whole or in part by reference to, or are otherwise based on the fair market value of, shares of common stock. The other stock-based awards will be subject to the terms and conditions established by the Compensation Committee.

Transferability. Unless otherwise determined by the Compensation Committee, awards granted under the 2005 Stock Plan are not transferable other than by will or by the laws of descent and distribution.

Change of Control. In the event of a “change of control” (as defined in the 2005 Stock Plan), the Compensation Committee may provide for (i) the termination of an award upon the consummation of the change of control, but only if the award has vested and been paid out or the participant has been permitted to exercise an option in full for a period of not less than 30 days prior to the change of control, (ii) the acceleration of all or any portion of an award, (iii) payment in exchange for the cancellation of an award and/or (4) the issuance of substitute awards that would substantially preserve the terms of any awards.

Amendment and Termination. The Board may amend, alter or discontinue the 2005 Stock Plan in any respect at any time, but no amendment may diminish any of the rights of a participant under any awards previously granted, without his or her consent.

Management or Director Stockholders Agreement. All shares issued under the 2005 Stock Plan will be subject to the Management Stockholders’ Agreement or Directors Stockholders’ Agreement, as applicable. Such agreements impose restrictions on transfers of the shares by the individuals. The individuals have also agreed to a 180-day lock up period (during which the sale of shares not covered by a registration statement is prohibited) in the case of an initial public offering of the shares and have been granted limited “piggyback” registration rights with respect to the shares. Certain individuals also entered into confidentiality and non-competition agreements in connection with the shares they purchased. The forms of the various agreements are referenced under “Item 15. Exhibits and Financial Statement Schedules.” The forms of the agreements for directors are substantially similar to the forms for management.

Restrictive Covenant Agreement. Unless otherwise determined by the Board, all award recipients are obligated to sign the Company’s standard confidentiality, non-competition and proprietary information agreement, which includes restrictive covenants regarding confidentiality, proprietary information and a one-year period restricting competition and solicitation of the Company’s clients, customers or employees. If a participant breaches these restrictive covenants, the Compensation Committee has discretion to rescind any exercise of, or payment or delivery pursuant to, an award under the 2005 Stock Plan, in which case the participant may be required to pay to Holdings the amount of any gain realized in connection with, or as a result of, the rescinded exercise, payment or delivery.

Outstanding Equity Awards at 2014 Fiscal Year-End

	Stock Awards								Option Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(1)		Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)		Number of Securities Underlying Unexercised Options (#) Exercisable(3)		Number of Securities Underlying Unexercised Options (#) Unexercisable
Terry R. McCormack Former President and Chief Executive Officer	-0	-	-0	-	-0	-	-0	-	-0	-	-0	-
Keith A. Wilson, Jr. President and Chief Executive Officer	21,186.44		3,492,797		42,558.67		7,016222		-0	-	-0	-
Steven P. Klueg Senior Vice President and Chief Financial Officer	5,296.61		873,199		13,064.97		2,153,891		-0	-	-0	-
David E. Sturgess Senior Vice President, General Counsel and Secretary	3,688.40		608,070		7,376.80		1,216,139		-0	-	-0	-
Gregory R. Dillman Senior Vice President, North American Operations	2,213.04		364,842		4,426.08		729,684		448		-0	-
Karl J. Westrick Chief Information Officer	2,213.04		364,842		4,426.08		729,684		133.3		-0	-
Steven E. Keller Former Senior Vice President, General Counsel and Secretary	-0	-	-0	-	-0	-	-0	-	-0	-	-0	-

(1)	As of December 31, 2014, all outstanding equity awards granted to the Named Executive Officers were in the form of 50% performance and market-based and 50% time-based RSUs granted pursuant to the Company’s 2005 Stock Plan in connection with the Option Exchange. Under the terms of the awards, vesting is contingent upon achievement of either the Cypress Scenario or IPO Scenario, while the remaining 50% are time-based with vesting occurring in four equal annual installments on either December 31 in the case of one holder, the first vesting of which occurred on December 31, 2014, or January 1 in the case of other holders, the first vesting of which occurred on January 1, 2015. Vesting scenarios are discussed further in Note 13 to the Consolidated Financial Statements, “Stock Incentive Plan.” In December 2013, the Company offered RSU holders having their principal place of employment in the Ann Arbor, Michigan corporate office (including Messrs. McCormack, and Keller) the opportunity to convert their RSUs to cash for a payment equal to 30% of the anticipated value of such RSU holder’s RSUs upon the occurrence of a Vesting Event (as defined in the Restricted Stock Unit Agreement). All such RSU holders, including Messrs. McCormack, and Keller, accepted the offer. Each such RSU holder’s RSUs have been canceled and the payments have been made.
(2)	The per share market value of the outstanding RSUs is based on the value of Holdings’ common stock as of December 31, 2014 of $164.86.
(3)	The unexercised options were granted in 2007 and are fully vested.

Option Exercises and Stock Vested in 2014

	Option Awards				Stock Awards
	Number of Shares Acquired on Exercise (#)		Value Realized on Exercise ($)		Number of Shares Acquired on Vesting (#)		Value Realized on Vesting(1) ($)
Terry R. McCormack	-0	-	-0	-	-0	-	-0	-
Keith A. Wilson, Jr.	-0	-	-0	-	-0	-	-0	-
Steven P. Klueg	-0	-	-0	-	1,765.54		291,066
David E. Sturgess	-0	-	-0	-	-0	-	-0	-
Gregory R. Dillman	-0	-	-0	-	-0	-	-0	-
Karl J. Westrick	-0	-	-0	-	-0	-	-0	-
Steven E. Keller	-0	-	-0	-	-0	-	-0	-

(1)	The value realized on vesting of restricted stock is based on a third party valuation of the Company’s common stock.

Pension Benefits for 2014

The Company does not sponsor a defined benefit plan for the U.S. employees. However, the Company does offer a defined contribution (401(k)) plan for the U.S. employees pursuant to which the Company contribute 3% of an employee’s earnings, all subject to applicable Internal Revenue Service limitations, regardless if the employee contributes. The Company also maintains a defined contribution plan for certain of the Company’s employees in Brazil.

Non-Qualified Deferred Compensation for 2014

In 2008, the Company adopted a non-qualified deferred compensation program pursuant to which certain of the Company’s senior employees, including the Named Executive Officers, are permitted to elect to defer all or a portion of their annual cash-based incentive awards which are then credited to the participant’s deferral account. The Company makes matching contributions of 25% of the amount of an employee’s deferral which vest on December 31 of the second calendar year following the calendar year in which such matching contributions were credited to an employee’s account. Employee deferrals and Company matching contributions are notionally invested under this plan in Holdings’ common stock, and once vesting of the Company matching contributions has occurred, distributions will be paid in the form of such shares of common stock (or cash, in certain circumstances) on the payment date elected by the participant or the participant’s separation from service (or the date that is six months following the date of such separation from service in the case of a “specified employee” within the meaning of Section 409A of the Internal Revenue Code), if earlier. Upon the retirement, death or disability of a participant or in the event a “change in control” (as defined in the non-qualified deferred compensation plan) or an initial public offering occurs prior to a participant’s separation from service, the participant will be fully vested in his or her entire account, including any unvested Company matching contributions. In addition, in the event of a change in control, a participant’s entire account balance, including any unvested matching contributions that vest as a result of the change in control, will be distributed in a lump sum cash payment no later than 30 days following the date of the change in control.

Non-qualified Deferred Compensation

Name	Executive Contributions in Last Fiscal Year(1) ($)		Registrant Contributions in Last Fiscal Year(1) ($)		Aggregate Earnings in Last Fiscal Year(2) ($)		Aggregate Withdrawals/ Distributions(3) ($)		Aggregate Balance at Last Fiscal Year End(4) ($)
Terry R. McCormack Former President and Chief Executive Officer	-0	-	-0	-	122,608		643,013		-0	-
Keith A. Wilson, Jr. President and Chief Executive Officer	-0	-	-0	-	84,362		322,547		153,135
Steven P. Klueg Senior Vice President and Chief Financial Officer	-0	-	-0	-	-0	-	-0	-	-0	-
David E. Sturgess Senior Vice President, General Counsel and Secretary	-0	-	-0	-	-0	-	-0	-	-0	-
Gregory R. Dillman Senior Vice President, North American Operations	-0	-	-0	-	-0	-	-0	-	-0	-
Karl J. Westrick Chief Information Officer	-0	-	-0	-	-0	-	-0	-	-0	-
Steven E. Keller Former Senior Vice President, General Counsel and Secretary	-0	-	-0	-	35,505		170,079		-0	-

(1)	There were no executive contributions or registrant contributions in 2014 as no amounts payable under the Company’s non-equity incentive compensation plan for 2014 were eligible for deferral pursuant to the Company’s deferred compensation program.
(2)	Aggregate earnings reflect the earnings on executive and registrant contributions based on the change in value of Holdings’ common stock during 2014.
(3)	Distributions and withdrawals include earnings that were paid out in 2014, which are also listed in the “Aggregate Earnings in Last Fiscal Year” column.
(4)	Aggregate balance includes contributions made by the Named Executive Officer in prior fiscal years and the matching contribution made by the Company in prior fiscal years which were reported in the Summary Compensation Table for previous years as follows: Wilson: $448,466 and $542,560 , respectively.

Potential Payments Upon Termination or Change in Control

Employment and Separation Agreements

Mr. Wilson has entered into an employment agreement with the Company. Under his employment agreement, he is entitled to the following payments and benefits in the event of a termination by the Company “without cause” (as defined in the Employment Agreements) or by him for “good reason” (as defined in the Employment Agreement) during the employment term: (i) subject to his compliance with the restrictive covenants described below, an amount equal to two times the sum of base salary and the “average annual bonus” paid under the agreement for the preceding two years (the “Multiplier”), payable as follows: an amount equal to 1 times the Multiplier to be paid in equal monthly installments for 12 months following termination of employment and the balance to be paid in a lump sum on the first anniversary of the termination of his employment; (ii) a pro-rata annual bonus for the year of termination; and (iii) continued medical and dental coverage at the Company’s cost, on the same basis made available for active employees for a two years; provided that, if such coverage is not available for any portion of such period under the Company’s medical plans, the Company must arrange for alternate comparable coverage. In addition, if Mr. Wilson is terminated by us without cause or the executive resigns for good reason within two years following a change in control, he shall be entitled to a supplemental payment equal to the excess, if any, of (X) the product of the severance multiple times the executive’s target annual bonus, over (Y) the product of the severance multiple times the average annual bonus described above.

In addition, under the terms of Mr. Wilson’s employment agreement, in the event the employment term ends due to election by either party not to extend the employment term, then he shall be entitled to, subject to his compliance with the restrictive covenants described below, if the Company elects not to extend the employment term or if Mr. Wilson elects not to extend the employment term, an amount equal to two times the base salary, payable as follows: an amount equal to one times the base salary to be paid in 12 equal monthly installments following termination of employment and the balance to be paid in a lump sum on the first anniversary of the termination of his employment.

Pursuant to the Klueg Letter Agreement, the Sturgess Letter Agreement and the Dillman Letter Agreement, each of Messrs. Klueg, Sturgess and Dillman is entitled to a severance payment in an amount equal to his annual base salary to be paid in 12 equal monthly installments if the Company terminates his employment without cause. Messrs. Klueg and Sturgess are entitled to an amount equal to his annual base salary to be paid in 12 equal monthly installments if such person terminates his employment for good reason. In addition, each of Messrs. Klueg and Sturgess are entitled to continued medical and dental coverage during the 12 month period following termination in the event that his employment is terminated by the Company without cause.

In 2014, in connection with the termination of their employment with Affinia, the Company entered into the Separation Agreements with each of Messrs. McCormack and Keller, the material terms of which are described above under the heading “Employment, Severance and Change in Control Agreements – Separation Agreements.”

Each Named Executive Officer is restricted (either pursuant to their employment agreement or a separate agreement), for a period following termination of employment (24 months for Messrs. McCormack and Wilson; 18 months for Mr. Keller; 12 months for Messrs. Klueg, Sturgess, Dillman, and Westrick), from (i) soliciting in competition certain of the Company’s customers, (ii) competing with the Company or entering the employment or providing services to entities who compete with the Company or (iii) soliciting or hiring the Company’s employees. The specific agreement containing these restrictions also provides that the Company may cease further payments and pursue its other rights and remedies in the event of a breach by the executive.

The amounts shown in the table below assume that the triggering event was effective as of December 31, 2014. These amounts are estimates of the incremental amounts that would be paid out to the executive upon such triggering event. The actual amounts to be paid out can only be determined at the time of the triggering event, if any.

Total Potential Payout Assuming Termination Event Occurred on December 31, 2014

		Termination by Company Without Cause or by Executive for Good Reason(1)			Termination Due to Non-Renewal of Employment Agreement
Name	Benefit	Not in Connection with a Change in Control ($)	After Change in Control ($)	Termination by Company for Cause ($)	By Company ($)	By Executive ($)	Voluntary Resignation by Executive ($)	Retirement, Death or Disability(2) ($)
Terry R. McCormack President and Chief Executive Officer	• Severance	5,000,000	N/A	N/A	N/A	N/A	N/A	N/A
	• RSU payment	1,500,000	N/A	N/A	N/A	N/A	N/A	N/A
	• Continued health coverage	22,166	N/A	N/A	N/A	N/A	N/A	N/A

Total		6,522,166	N/A	N/A	N/A	N/A	N/A	N/A

Keith A. Wilson, Jr. President, Global Filtration Group	• Severance	2,052,907	3,252,907	N/A	1,200,000	1,200,000	N/A	N/A
	• Continued health coverage	22,166	22,166	N/A	N/A	N/A	N/A	N/A
	• Accelerated vesting of matching contribution(3)	N/A	30,627	N/A	N/A	N/A	N/A	30,627

Total		2,075,073	3,305,700	N/A	1,200,000	1,200,000	N/A	30,627

		Termination by Company Without Cause or by Executive for Good Reason(1)			Termination Due to Non-Renewal of Employment Agreement
Name	Benefit	Not in Connection with a Change in Control ($)	After Change in Control ($)	Termination by Company for Cause ($)	By Company ($)	By Executive ($)	Voluntary Resignation by Executive ($)	Retirement, Death or Disability(2) ($)
Steven P. Klueg Senior Vice President and Chief Financial Officer	• Severance	325,000	325,000	N/A	N/A	N/A	N/A	N/A
	• Continued health coverage	16,447	16,447	N/A	N/A	N/A	N/A	N/A

Total		341,447	341,447	N/A	N/A	N/A	N/A	N/A

David E. Sturgess Senior Vice President, General Counsel and Secretary	• Severance	260,000	260,000	N/A	N/A	N/A	N/A	N/A
	• Continued health coverage	11,803	11,083	N/A	N/A	N/A	N/A	N/A

Total		271,083	271,083	N/A	N/A	N/A	N/A	N/A

Gregory R. Dillman Senior Vice President, North American Operations	• Severance	178,000	178,000	N/A	N/A	N/A	N/A	N/A

Total		178,000	178,000	N/A	N/A	N/A	N/A	N/A
Karl J. Westrick Chief Information Officer	• Severance	0	0	N/A	N/A	N/A	N/A	N/A

Total		0	0	N/A	N/A	N/A	N/A	N/A
Steven E. Keller Senior Vice President, General Counsel and Secretary	• Severance	1,076,114	N/A	N/A	N/A	N/A	N/A	N/A
	• Continued health coverage	24,671	N/A	N/A	N/A	N/A	N/A	N/A
	• RSU payment	600,000	N/A	N/A	N/A	N/A	N/A	N/A

Total		1,700,785	N/A	N/A	N/A	N/A	N/A	N/A

(1)	The ability of an executive to terminate for good reason applies only to Messrs. Wilson, Klueg and Sturgess.
(2)	Upon retirement, death or disability, the Named Executive Officer (or his estate) is entitled to receive any earned but unpaid cash incentive award plus a pro-rata portion of any annual cash incentive award that the Named Executive Officer would have earned had his employment not terminated. In addition, on death, each of the Company’s Named Executive Officer’s designated beneficiaries would be entitled to receive life insurance proceeds equal to 1.5 times the Named Executive Officer’s base salary.
(3)	Amounts do not include previously vested amounts under the Company’s deferred compensation plan. However, in accordance with the terms of the Company’s deferred compensation plan, any unvested matching contributions made by the Company will vest immediately upon the retirement, death or disability of the participant or upon any change-in-control or initial public offering of Holdings common stock that occurs prior to a participant’s separation from service. If any of the foregoing events had occurred on December 31, 2014, then the Company’s prior unvested matching contributions in the amounts reflected in the table would have vested on such date. In addition, in the event of a change in control, a participant’s entire account balance, including any unvested matching contributions that vest as a result of the change in control, will be distributed in a lump sum cash payment no later than thirty days following the date of the change in control (see the amounts in the “Aggregate Balance at Last Fiscal Year End” column in the non-qualified deferred compensation table above).

Director Compensation for 2014

The annual retainer for non-management directors is $75,000. The Chairman of the Board is paid an additional $325,000 annually. Mr. Riess, as Lead Director, is paid an additional $25,000 annually. The chair of the Audit Committee is paid an additional $125,000 annually in recognition of the Audit Committee chair’s expanded responsibilities. The Chair of the Compensation Committee and the Chair of the Nominating Committee each are paid an additional $10,000 annually.

The following table summarizes compensation for the Company’s non-employee directors for 2014. Mr. McCormack served as a member of the Board of Directors until his retirement on March 31, 2014. Mr. McCormack did not receive compensation for service on the Board of Directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards(2) ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
William M. Lasky	75,000	1,343,339		-0	-	-0	-	-0	-	-0	-	1,418,339
James S. McElya	400,000	1,343,339		-0	-	-0	-	-0	-	-0	-	1,743,339
Donald J. Morrison(1)	75,000	-0	-	-0	-	-0	-	-0	-	-0	-	75,000
Joseph A. Onorato	200,000	994,058		-0	-	-0	-	-0	-	-0	-	1,194,058
John M. Riess	100,000	994,058		-0	-	-0	-	-0	-	-0	-	1,094,058
James A. Stern	85,000	994,058		-0	-	-0	-	-0	-	-0	-	1,079,058

(1)	Mr. Morrison’s fees were paid directly to his employer in accordance with his employer’s policies regarding employee participation on boards of directors of the employer’s investment portfolio companies.
(2)	The amounts reported for Messrs. Lasky, McElya, Onorato, Riess, and Stern reflect the incremental fair value of RSUs granted during the fiscal year in accordance with ASC Topic 718. This was not the value actually received. The actual value they receive will depend on whether the time vesting criteria and/or performance criteria are met and, if so, the fair market value of Holdings’ common stock at that time. The incremental fair value under ASC Topic 718 was determined by calculating the fair value of the RSUs on November 1, 2014, the date of the grants. The fair value of the RSUs was calculated by multiplying the number of RSUs awarded by the fair market value of the RSUs on the date of the grant.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee was at any time during 2014, or at any other time, one of the Company’s officers or employees or had any relationship requiring disclosure by the Company under any paragraph of Item 404 of Regulation S-K. None of the Company’s executive officers served on the compensation committee or Board of Directors of another entity whose executive officer(s) served on the Company’s Compensation Committee or Board of Directors.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management and, based on that review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K.

The Compensation Committee:

James A. Stern, Chairman

James S. McElya

Joseph A. Onorato

John M. Riess

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Equity Compensation Plan Information

The following table sets forth information about the Company’s common stock that may be issued under all of the Company’s existing equity compensation plans as of December 31, 2014, including the 2005 Stock Plan (a description of which may be found above under the heading “Equity Incentive Plan Awards”).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	N/A		N/A		N/A
Equity compensation plans not approved by security holders:	206,140	(1)	$62.87	(2)	104,160	(3)

Total	206,140		$62.87		104,160

(1)	Consists of 19,568 shares of Holding’s common stock issuable upon the exercise of outstanding options and 184,305 shares of Holdings’ common stock issuable upon the vesting of RSUs awarded under the 2005 Stock Plan. Also includes 2,267 shares of Holdings’ common stock that may be issued under the Affinia Group Senior Executive Deferred Compensation.
(2)	Weighted-average exercise price does not include RSUs or shares that may be issued under the Affinia Group Senior Executive Deferred Compensation and Stock Award Plan, which by their nature do not have an exercise price.
(3)	Consists of shares of Holdings’ common stock issuable under the 2005 Stock Plan pursuant to various awards the compensation committee of the Board of Directors may make, including non-qualified stock options, incentive stock options, restricted and unrestricted stock, RSUs and other equity-based awards. See “Item 11. Executive Compensation” for a description of the 2005 Stock Plan.

(b) Security Ownership of Certain Beneficial Owners and Management

Holdings owns 100% of the issued and outstanding common stock of Affinia Group Intermediate Holdings Inc. (“Affinia”). Affinia owns 100% of the issued and outstanding common stock of Affinia Group Inc.

The following table and accompanying footnotes show information regarding the beneficial ownership of the common stock of Holdings as of March 17, 2015 by (i) each person known by the Company, based on information available to the Company, to beneficially own more than 5% of the issued and outstanding common stock of Holdings (ii) each of the Company’s directors and nominees, (iii) each named executive officer and (iv) all directors and executive officers as a group.

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

Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to the Company’s knowledge, sole voting and investment power with respect to the indicated shares of common stock. Unless otherwise noted, the address of each beneficial owner is 1 Wix Way, Gastonia, North Carolina 28054.

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
The Northwestern Mutual Life Insurance Company	400,000		11.2%
The address of The Northwestern Mutual Life Insurance Company is 720 East Wisconsin Avenue, Milwaukee, WI 53202.
California State Teachers’ Retirement System	200,000		5.6%
The address of California State Teachers’ Retirement System is 100 Waterfront Place, West Sacramento, CA 95605.

Common Stock Ownership
Name of beneficial owner	Common Stock Owned		Common Stock Acquirable in 60 days		Total
Lasky	770		-0	-	770
McElya	770		-0	-	770
Morrison	-0	-	-0	-	-0	-
Onorato	770		-0	-	770
Riess	1,020		-0	-	1,020
Stern	770		-0	-	770
McCormack	-0	-	-0	-	-0	-
Wilson	7,476		-0	-	7,476
Klueg	1,059		-0	-	1,059
Sturgess	553		-0	-	553
Keller	-0	-	-0	-	-0	-
Dillman	332		-0	-	332
Westrick	332		-0	-	332
All Directors and Executive officers*	19,997		-0	-	19,997

*	The executive officers or members of the Board of Directors of Affinia Group Inc. currently hold 0.5589% of shares of the outstanding common stock of Holdings. The amount of ownership for each Named Executive Officer or member of the Board is shown above and each of the executive officers or members of the Board own less than 1.0% of outstanding shares.
(1)	Applicable percentage of ownership is based on 3,578,219 shares of common stock outstanding as of March 17, 2014 plus, as to any person, shares are deemed to be beneficially owned by such person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.
(2)	Includes 2,063,038 shares of common stock owned by Cypress Merchant Banking Partners II L.P., 87,703 shares of common stock owned by Cypress Merchant Banking II C.V., 19,909 shares of common stock owned by 55th Street Partners II L.P. (collectively, the “Cypress Funds”) and 4,350 shares of common stock owned by Cypress Side-by-Side LLC. Cypress Associates II L.L.C. is the managing general partner of Cypress Merchant Banking II C.V. and the general partner of Cypress Merchant Banking Partners II L.P. and 55th Street Partners II L.P., and has voting and investment power over the shares held or controlled by each of these funds. Certain executives of The Cypress Group L.L.C., including Messrs. Jeffrey Hughes and James Stern, may be deemed to share beneficial ownership of the shares shown as beneficially owned by the Cypress Funds. Each of such individuals disclaims beneficial ownership of such shares. Cypress Side-By-Side L.L.C. is a sole member-L.L.C. of which Mr. James Stern is the sole member.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Director Independence

The members of the Board of Directors are James A. Stern, William M. Lasky, James S. McElya, Donald J. Morrison, Joseph A. Onorato, and John M. Riess. Though not formally considered by the Board of Directors, given that the Company’s securities are not registered or traded on any national securities exchange, based upon the listing standards of the New York Stock Exchange, the Company does not believe that Mr. Stern would be considered independent because of his relationships with various Cypress funds or certain affiliates of Holdings or other entities that hold significant interests in Holdings. The Company does believe that Mr. Lasky, Mr. McElya, Mr. Morrison, Mr. Onorato and Mr. Riess would qualify as “independent” based on the New York Stock Exchange’s director independence standards for listed companies.

Investor Stockholders Agreement

Pursuant to the Amended and Restated Stockholders Agreement dated as of November 30, 2012, as amended, among Holdings, various Cypress funds, OMERS, The Northwestern Mutual Life Insurance Company, California State Teachers’ Retirement System and Stockwell Fund, L.P., the number of directors serving on the Board of Directors will be no less than seven and no more than eleven. The Stockholders Agreement entitles Cypress to designate up to three directors. Cypress has currently appointed Mr. Stern, and Mr. McElya. As long as OMERS members own at least 50% in the aggregate of the number of shares owned by them on November 30, 2004, OMERS is entitled to designate one director, who currently is Mr. Morrison. Cypress is entitled to designate three directors who are not affiliated with any of the parties to the Stockholders Agreement, who currently are Mr. Lasky, Mr. Onorato and Mr. Riess. Additionally, the Stockholders Agreement entitles the individual serving as CEO, and another individual serving as one of the Company’s senior officers, to seats on the Board of Directors. Those seats are currently vacant. The Stockholders Agreement also provides that the nominating committee of the Board of Directors may from time to time select two additional individuals who must be independent to serve as Directors.

Other Related Person Transactions

We describe below the transactions that have occurred since the beginning of fiscal 2014, and any currently proposed transactions, that involve the Company or a subsidiary and exceed $120,000, and in which a related party had or has a direct or indirect material interest.

Mr. John M. Riess, a Board member, is the parent of J. Michael Riess, who is currently employed with Genuine Parts Company (NAPA) as president of a distribution facility. NAPA is the Company’s largest customer as a percentage of total net sales from continuing operations. NAPA accounted for $320 million, $299 million and $287 million of the Company’s total net sales from continuing operations, which represented 23%, 22% and 23% of the Company’s total net sales from continuing operations for the years ended December 31, 2014, 2013 and 2012, respectively.

Related Person Transactions Policy

Our Board has adopted a written statement of policy for the evaluation of and the approval, disapproval and monitoring of transactions involving the Company and “related persons.” For the purposes of the policy, “related persons” include the Company’s executive officers, directors and director nominees or their immediate family members, or stockholders owning 5% or more of the Company’s outstanding common stock.

Our related person transactions policy requires:

•	that any transaction in which a related person has a material direct or indirect interest and which exceeds $120,000, such transaction referred to as a “related person transaction,” and any material amendment or modification to a related person transaction, be evaluated and approved or ratified by the Audit Committee or by the disinterested members of the Audit Committee; and

•	that any employment relationship or transaction involving an executive officer and any related compensation solely resulting from that employment relationship or transaction must be approved by the Compensation Committee of the Board or recommended by the Compensation Committee to the Board for its approval.

In connection with the review and approval or ratification of a related person transaction:

•	management must disclose to the Audit Committee or the disinterested members of the Audit Committee, as applicable, the material terms of the related person transaction, including the approximate dollar value of the amount involved in the transaction, and all the material facts as to the related person’s direct or indirect interest in, or relationship to, the related person transaction;

•	management must advise the Audit Committee or the disinterested members of the Audit Committee, as applicable, as to whether the related person transaction complies with the terms of the Company’s agreements governing its material outstanding indebtedness;

•	management must advise the Audit Committee or the disinterested members of the Audit Committee, as applicable, as to whether the related person transaction will be required to be disclosed in the Company’s SEC filings. To the extent it is required to be disclosed, management must ensure that the related person transaction is disclosed in accordance with SEC rules; and

•	management must advise the Audit Committee or the disinterested members of the Audit Committee, as applicable, as to whether the related person transaction constitutes a “personal loan” for purposes of Section 402 of Sarbanes-Oxley.

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

For services rendered in 2014 and 2013 by Deloitte & Touche LLP, the Company’s independent public accounting firm, the Company incurred the following fees:

(Dollars in millions)	2014	2013
Audit Fees(1)	$1.9	$2.0
Tax Fees(2)	$0.9	$1.0
Other Fees(3)	$0.0	$0.2

(1)	Represents fees incurred for the annual audits of the consolidated financial statements, quarterly reviews of interim financial statements, statutory audits of foreign subsidiaries and SEC registration statements.
(2)	Represents fees incurred for U.S. and foreign income tax compliance, acquisition and disposition related tax services and tax planning services.
(3)	Represents fees primarily incurred for services related to acquisitions, carve-out audits, dispositions and other professional services.

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

Financial statements filed as part of this Annual Report on Form 10-K are listed under Part II, Item 8 hereof.

2.	Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts

The allowance for doubtful accounts and the deferred tax asset valuation allowance is summarized below for the period ending December 31, 2014, December 31, 2013, and December 31, 2012:

(Dollars in millions)	Balance at beginning of period	Amounts charged to income	Other (Deductions)/ Additions(1)	Adjustments arising from change in currency exchange rates and other items	Balance at end of period
Allowance for doubtful accounts:
Year ended December 31, 2014	$2	$1	$2	$(1)	$4
Year ended December 31, 2013(2)	$3	$2	$(2)	$(1)	$2
Year ended December 31, 2012	$1	$2	$(1)	$1	$3
Deferred tax asset valuation allowance:
Year ended December 31, 2014	$(31)	$—	$(2)	$7	$(26)
Year ended December 31, 2013(2)	$(22)	$—	$(9)	$—	$(31)
Year ended December 31, 2012	$(27)	$—	$5	$—	$(22)

(1)	For allowance for doubtful accounts, net balance is comprised of deductions due to uncollectible accounts written-off and additions due to recoveries. For deferred tax asset valuation allowance, the balance primarily represents adjustments due to net operating losses.
(2)	The allowance for doubtful accounts excludes less than $1 million reserve as of December 31, 2013, which is classified in the current assets of discontinued operations.
(3)	The other adjustment for deferred tax asset valuation includes $7 million of capital loss carryforward which was released into discontinued operations related to the sale of Chassis during 2014.

All other financial statement schedules are not required under the relevant instructions or are inapplicable and therefore have been omitted.

3.	Exhibits

The exhibits in the accompanying exhibit listing and required by Item 601 of Regulation S-K, are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description of Exhibit

2.1	Asset Purchase Agreement, dated January 21, 2014, by and between Affinia Group Inc. and VSC Quest Acquisition LLC, which is incorporated herein by reference from Exhibit 2.1 on Form 8-K of Affinia Group Intermediate Holdings Inc. filed January 22, 2014.

2.2	Side Letter, dated April 29, 2014, amending the Asset Purchase Agreement, dated as of January 21, 2014, by and between Affinia Group Inc. and Federal-Mogul Chassis LLC, formerly known as VSC Quest Acquisition LLC, incorporated herein by reference from Exhibit 2.1 on Form 8-K of Affinia Group Intermediate Holdings Inc. filed May 5, 2014.

3.5	Certificate of Incorporation of Affinia Group Intermediate Holdings Inc., which is incorporated herein by reference from Exhibit 3.5 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005.

3.6	By-laws of Affinia Group Intermediate Holdings Inc., which is incorporated herein by reference from Exhibit 3.6 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005.

4.1	Indenture, dated April 25, 2013, among Affinia Group Inc., the Guarantors and Wilmington Trust, National Association, as trustee, which is incorporated herein by reference from Exhibit 4.1 on Form 8-K of Affinia Group Intermediate Holdings Inc. filed on May 1, 2013.

4.2	Form of 7.750% Senior Note Due 2021 (included in Exhibit 4.1), which is incorporated herein by reference from Exhibit 4.1 on Form 8-K of Affinia Group Intermediate Holdings Inc. filed on May 1, 2013.

4.3	Credit Agreement, dated April 25, 2013, among Affinia Group Intermediate Holdings Inc., Affinia Group Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, which is incorporated herein by reference from Exhibit 4.3 on Form 10-Q of Affinia Group Intermediate Holdings Inc. filed on August 9, 2013.

4.4	Guarantee and Collateral Agreement, dated April 25, 2013 among Affinia Group Intermediate Holdings Inc., Affinia Group Inc., the subsidiary loan parties identified therein and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, which is incorporated herein by reference from Exhibit 4.4 on Form 8-K of Affinia Group Intermediate Holdings Inc. filed on May 1, 2013.

4.5	ABL Credit Agreement, dated April 25, 2013, among Affinia Group Intermediate Holdings Inc., Affinia Group Inc., certain subsidiaries party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent, which is incorporated herein by reference from Exhibit 4.5 on Form 8-K of Affinia Group Intermediate Holdings Inc. filed on May 1, 2013.

4.6	Guarantee and Collateral Agreement, dated April 25, 2013, among Affinia Group Intermediate Holdings Inc., Affinia Group Inc., the subsidiary loan parties identified therein and Bank of America, N.A., as administrative agent, which is incorporated herein by reference from Exhibit 4.6 on Form 8-K of Affinia Group Intermediate Holdings Inc. filed on May 1, 2013.

10.9#	Affinia Group Senior Executive Deferred Compensation and Stock Award Plan, dated as of March 6, 2008, which is incorporated herein by reference from Exhibit 10.9 on Form 10-K/A of Affinia Group Intermediate Holdings Inc. filed on March 14, 2008.

10.10	Stockholders Agreement, dated as of November 30, 2004, among Affinia Group Holdings Inc., various Cypress funds, Ontario Municipal Employees Retirement Board, The Northwestern Mutual Life Insurance Company, California State Teachers’ Retirement System and Stockwell Fund, L.P., which is incorporated herein by reference from Exhibit 10.10 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005.

10.11	Amendment to Stockholders Agreement, dated January 24, 2005, among Affinia Group Holdings Inc., various Cypress funds, Ontario Municipal Employees Retirement Board, The Northwestern Mutual Life Insurance Company, California State Teachers’ Retirement System and Stockwell Fund, L.P., which is incorporated herein by reference from Exhibit 10.12 on Form 10-K of Affinia Group Intermediate Holdings Inc. filed on March 11, 2011.

10.12#	Amended and Restated Employment Agreement, dated December 15, 2008, by and between Affinia Group Inc. and Keith A. Wilson, Jr., which is incorporated herein by reference from Exhibit 10.13 on Form 10-K of Affinia Group Intermediate Holdings Inc. filed on March 6, 2009.

10.13#	Amendment No. 1 to the Amended and Restated Employment Agreement, dated August 12, 2010, by and between Affinia Group Inc. and Keith A. Wilson, Jr., which is incorporated herein by reference from Exhibit 10.25 of Amendment No. 1 to the Registration Statement on Form S-1 of Affinia Group Holdings Inc. filed on August 12, 2010.

10.14#	Amendment No. 2 to the Amended and Restated Employment Agreement, dated August 29, 2012, by and between Affinia Group Inc. and Keith A. Wilson, Jr., which is incorporated by reference herein from Exhibit 10.17 on Form 10-K of Affinia Group Intermediate Holdings Inc. filed on March 18, 2013.

10.15#	Affinia Group Holdings Inc. 2005 Stock Incentive Plan amended as of November 14, 2006 and January 1, 2007, which is incorporated herein by reference from Exhibit 10.18 on Form 10-K of Affinia Group Intermediate Holdings Inc. filed on March 6, 2009.

10.16#	Amendment to Affinia Group Holdings Inc. 2005 Stock Incentive Plan, dated August 25, 2010, which is incorporated herein by reference from Exhibit 10.28 on Form 10-Q of Affinia Group Intermediate Holdings Inc. filed November 12, 2010.

10.17#	Amendment to Affinia Group Holdings Inc. 2005 Stock Incentive Plan, dated December 2, 2010, which is incorporated herein by reference from Exhibit 10.23 on Form 10-K of Affinia Group Intermediate Holdings Inc. filed on March 11, 2011.

10.18#	Form of Nonqualified Stock Option Agreement, which is incorporated herein by reference from Exhibit 10.17 of the Registration Statement on Form S-4 of Affinia Group Intermediate Holdings Inc. filed on September 8, 2005.

10.19	Form of Management Stockholder’s Agreement, which is incorporated herein by reference from Exhibit 10.11 of Amendment No. 3 to the Registration Statement on Form S-1 of Affinia Group Holdings Inc. filed on November 22, 2010.

10.20	Form of Sale Participation Agreement, which is incorporated herein by reference from Exhibit 10.12 of Amendment No. 3 to the Registration Statement on Form S-1 of Affinia Group Holdings Inc. filed on November 22, 2010.

10.21	Form of Supplemental Agreement to the Management Stockholder’s Agreement and the Sale Participation Agreement, which is incorporated herein by reference from Exhibit 10.26 on Form 10-Q of Affinia Group Intermediate Holdings Inc. filed on November 12, 2010.

10.22	Form of Management Confidentiality, Non-Competition and Proprietary Information Agreement, which is incorporated herein by reference from Exhibit 10.27 on Form 10-Q of Affinia Group Intermediate Holdings Inc. filed on November 12, 2010.

10.23	Form of Restricted Stock Unit Agreement, which is incorporated herein by reference from Exhibit 10.29 of Amendment No. 3 to the Registration Statement on Form S-1 of Affinia Group Holdings Inc. filed on November 22, 2010.

10.24#	Letter Agreement with Steven Klueg, dated October 11, 2013, which is incorporated herein by reference from Exhibit 10.48 on Form 10-Q of Affinia Group Intermediate Holdings Inc. filed November 8, 2013.

10.25	Omnibus Fourth Amendment to ABL Credit Agreement and Other Credit Documents, dated as of May 22, 2012, which is incorporated by reference herein from Exhibit 10.1 on Form 8 of Affinia Group Intermediate Holdings Inc. filed on May 29, 2012.

10.26	Fifth Amendment to ABL Credit Agreement, dated November 30, 2012, among Parent, the Company, certain of the Company’s U.S. subsidiaries, certain of the Company’s Canadian subsidiaries, the lenders party thereto, Bank of America, N.A., as the administrative agent and the other agents party thereto, which is incorporated by reference herein from Exhibit 10.40 on Form 10-K of Affinia Group Intermediate Holdings Inc. filed on March 18, 2013.

10.27	Limited Waiver to Lien Subordination Agreement and Inter creditor Agreement, dated as of August 31, 2012, which is incorporated by reference herein from Exhibit 4.2 on Form 10-Q of Affinia Group Intermediate Holdings Inc. filed on November 13, 2012.

10.28	Advisory Agreement, dated January 1, 2011, among Affinia Group Inc., Affinia Group Intermediate Holdings Inc., Affinia Group Holdings Inc. and Cypress Advisors, Inc., which is incorporated herein by reference from Exhibit 10.40 on Form 10-K of Affinia Group Intermediate Holdings Inc. filed on March 11, 2011.

10.29	Advisory Agreement, dated January 1, 2011, among Affinia Group Inc., Affinia Group Intermediate Holdings Inc., Affinia Group Holdings Inc. and Torque Capital Group LLC, which is incorporated herein by reference from Exhibit 10.41 on Form 10-K of Affinia Group Intermediate Holdings Inc. filed on March 11, 2011.

10.30	First Amendment to Credit Agreement, dated February 4, 2014, among Affinia Group Intermediate Holdings Inc., Affinia Group Inc., the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent, which is incorporated herein by reference from Exhibit 10.45 on Form 10-K of Affinia Group Intermediate Holdings filed on March 31, 2014.

10.31	First Amendment to ABL Credit Agreement, dated February 4, 2014, among Affinia Group Intermediate Holdings Inc., Affinia Group Inc., certain subsidiaries party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent, which is incorporated herein by reference from Exhibit 10.46 on Form 10-K of Affinia Group Intermediate Holdings filed on March 31, 2014.

10.32	First Amendment to ABL Credit Agreement, dated February 4, 2014, among Affinia Group Intermediate Holdings Inc., Affinia Group Inc., certain subsidiaries party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent, which is incorporated herein by reference from Exhibit 10.46 on Form 10-K of Affinia Group Intermediate Holdings filed on March 31, 2014.

10.33*#	Letter Agreement with David E. Sturgess, dated March 21, 2014.

10.34*#	Form of Director Amended and Restated Restricted Stock Unit Agreement, dated November 1, 2014.

10.35*#	Form of Management Amended and Restated Restricted Stock Unit Agreement, dated November 1, 2014.

10.36*	Form of Management Stockholders Agreement, dated November 1, 2014.

10.37*	Form of Director Stockholders Agreement, dated December 15, 2005.

10.38*#	Letter Agreement with Gregory R. Dillman, dated February 27, 2007.

10.39*#	Nonqualified Stock Option Agreement with Gregory R. Dillman, dated January 1, 2007.

10.40*#	Nonqualified Stock Option Agreement with Karl J. Westrick, dated January 1, 2007.

21.1*	List of Subsidiaries

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Keith A. Wilson, Jr., Chief Executive Officer, President and Director, and Steven P. Klueg, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	filed herewith
#	management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFINIA GROUP INTERMEDIATE HOLDINGS INC.

By:	/s/ Keith A Wilson Jr.
Keith A. Wilson Jr.
President and Chief Executive Officer (Principal Executive Officer)

Date: March 17, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 17, 2015.

	Signature	Title

By:	/S/ KEITH A. WILSON JR.	President and Chief Executive Officer
	Keith A. Wilson Jr.	(Principal Executive Officer)

By:	/S/ STEVEN P. KLUEG	Senior Vice President and Chief Financial Officer
	Steven P. Klueg	(Principal Financial Officer)

By:	/S/ SCOTT WULINSKY	Chief Accounting Officer
	Scott Wulinsky	(Principal Accounting Officer)

By:	/S/ JAMES S. MCELYA	Chairman of the Board of Directors
James S. McElya

By:	/S/ WILLIAM M. LASKY	Director
William M. Lasky

By:	/S/ DONALD J. MORRISON	Director
Donald J. Morrison

By:	/S/ JOSEPH A. ONORATO	Director
Joseph A. Onorato

By:	/S/ JOHN M. RIESS	Director
John M. Reiss

By:	/S/ JAMES A. STERN	Director
James A. Stern