Form 10-Q
period 2015-03-31
Affinia Group Intermediate Holdings Inc.
filed 2015-05-14
CIK 1328655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2015.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 1,000 shares outstanding of the registrant’s common stock as of May 14, 2015 (all of which are privately owned and not traded on a public market).

 .

Index

Affinia Group Intermediate Holdings Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this report, the words “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “plans,” “projects,” or future or conditional verbs, such as “could,” “may,” “should,” or “will,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends and data are based upon the Company’s current expectations and various assumptions. The Company’s expectations, beliefs and projections are expressed in good faith and the Company believes there is a reasonable basis for them. However, there is no assurance that these expectations, beliefs and projections will be achieved. For a more detailed discussion of these risks and uncertainties, see Part I, “Item 1A. Risk Factors” in our Annual Report on form 10-K for the year ended December 31, 2014. With respect to all forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

There are a number of risks and uncertainties that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and other important factors include, among others, domestic and global economic conditions and the resulting impact on the availability and cost of credit; financial viability of key customers and key suppliers; the Company’s dependence on its largest customers; increased crude oil and gasoline prices and resulting reductions in global demand for the use of automobiles; the shift in demand from premium to economy products; pricing and pressures from imports; increasing costs for manufactured components, raw materials and energy; the expansion of return policies or the extension of payment terms; risks associated with the Company’s non-U.S. operations; risks related to the Company’s receivables factoring arrangements; product liability and warranty and recall claims brought against the Company; reduced inventory levels by the Company’s distributors resulting from consolidation and increased efficiency; environmental and automotive safety regulations; the availability of raw materials, manufactured components or equipment from the Company’s suppliers; challenges to the Company’s intellectual property portfolio; the Company’s ability to develop improved products; the introduction of improved products and services that extend replacement cycles or otherwise reduce demand for the Company’s products; the Company’s ability to achieve cost savings from its restructuring plans; the Company’s ability to successfully effect dispositions of existing lines of business; the Company’s ability to successfully combine its operations with any businesses it has acquired or may acquire; risk of impairment charges to the Company’s long-lived assets; risk of impairment to intangibles and goodwill; the risk of business disruptions related to a variety of events or conditions including natural and man-made disasters; risks associated with foreign exchange rate fluctuations; risks associated with the Company’s expansion into new markets; the impact on the Company’s tax rate resulting from the mix of its profits and losses in various jurisdictions; reductions in the value of the Company’s deferred tax assets; difficulties in developing, maintaining or upgrading information technology systems; risks associated with doing business in corrupting environments; and the Company’s leverage and limitations on flexibility in operating its business contained in the debt agreements. Additionally, there may be other factors that could cause the Company’s actual results to differ materially from the forward-looking statements. The Company’s forward-looking statements apply only as of the date of this report or as of the date they were made. The Company undertakes no obligation to update or revise forward-looking statements to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Affinia Group Intermediate Holdings Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Net sales	$303	$331
Cost of sales	(236)	(255)
Gross profit	67	76
Selling, general and administrative expenses	(43)	(51)
Operating profit	24	25
Other income and expense, net	—	(8)
Interest expense	(13)	(15)
Income from continuing operations before income tax provision, and noncontrolling interest	11	2
Income tax provision	(6)	(4)
Net income (loss) from continuing operations	5	(2)
Income from discontinued operations, net of tax	—	1
Net income (loss)	5	(1)
Less: net income attributable to noncontrolling interest, net of tax	—	—
Net income (loss) attributable to the Company	$5	$(1)

See accompanying notes to the condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Net income (loss)	$5	$(1)
Other comprehensive (loss) income, net of tax:
Change in fair value of interest rate swap	(3)	(2)
Reclassification into earnings from interest rate swap	1	—
Change in foreign currency translation adjustments	(28)	2
Total other comprehensive (loss) income	(30)	-
Total comprehensive (loss) income	(25)	(1)
Less: comprehensive income attributable to noncontrolling interest, net of tax	—	—
Comprehensive (loss) income attributable to the Company	$(25)	$(1)

See accompanying notes to the condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(Dollars in millions)	2015	2014
Assets
Current assets:
Cash and cash equivalents	$48	$45
Restricted Cash	4	4
Trade accounts receivable, less allowances of $5 million at March 31, 2015 and $4 million at December 31, 2014	144	145
Inventories, net	224	214
Current deferred taxes	21	21
Prepaid taxes	36	38
Other current assets	29	46
Total current assets	506	513
Property, plant, and equipment, net	118	123
Goodwill	3	3
Other intangible assets, net	51	54
Deferred financing costs	13	14
Deferred income taxes	103	97
Investments and other assets	18	17
Total assets	$812	$821
Liabilities and shareholder's deficit
Current liabilities:
Accounts payable	$140	$138
Notes payable	23	19
Other accrued expenses	68	58
Accrued payroll and employee benefits	17	20
Total current liabilities	248	235
Long-term debt	792	792
Deferred employee benefits and other noncurrent liabilities	14	13
Total liabilities	1,054	1,040
Contingencies and commitments
Shareholder's deficit:
Common stock, $.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	456	455
Accumulated deficit	(616)	(622)
Accumulated other comprehensive loss	(83)	(53)
Total shareholder's deficit of the Company	(243)	(220)
Noncontrolling interest in consolidated subsidiaries	1	1
Total shareholder's deficit	(242)	(219)
Total liabilities and shareholder's deficit	$812	$821

See accompanying notes to the condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Operating activities
Net income (loss)	$5	$(1)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6	5
Currency devaluation	—	7
Stock-based compensation	1	—
Provision for deferred income taxes	(7)	(4)
Change in trade accounts receivable	(11)	(56)
Change in inventories	(24)	(8)
Change in other current operating assets	14	6
Change in other current operating liabilities	22	29
Change in other	3	1
Net cash provided by (used in) operating activities	9	(21)
Investing activities
Proceeds from the sale of an equity method investment	—	4
Additions to property, plant and equipment	(5)	(5)
Net cash used in investing activities	(5)	(1)
Financing activities
Proceeds from other debt	4	—
Payment of deferred financing costs	—	(1)
Repayments of other debt	—	(8)
Other financing activities	(1)	—
Net cash provided by (used in) financing activities	3	(9)
Effect of exchange rates on cash	(4)	(3)
Increase (decrease) in cash and cash equivalents	3	(34)
Cash and cash equivalents at beginning of the period	45	101
Cash and cash equivalents at end of the period	$48	$67

See accompanying notes to the condensed consolidated financial statements.

Affinia Group Intermediate Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1. DESCRIPTION OF BUSINESS

Affinia Group Intermediate Holdings Inc. (“Affinia” or the “Company”), headquartered in Gastonia, North Carolina, is an innovative global leader in the design, manufacture, distribution and marketing of industrial grade filtration products and services and replacement products in South America. The Company’s broad range of filtration and other products are sold in North America, Europe, South America, Asia and Africa. The Company’s brands include WIX®, Filtron®, Nakata® and ecoLAST®. Additionally, the Company provides private label products for certain customers, including NAPA®.

The Company is wholly-owned by Affinia Group Holdings Inc. (“Holdings”), a company controlled by affiliates of The Cypress Group, L.L.C. (“Cypress”).

The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. In these Notes to the Condensed Consolidated Financial Statements, the term the “Company,” refers to Affinia Group Intermediate Holdings Inc. and its direct and indirect subsidiaries on a consolidated basis.

2. BASIS OF PRESENTATION

These Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these Condensed Consolidated Financial Statements do not include all information and notes required by GAAP in the U.S. for annual financial statements. Because the interim Condensed Consolidated Financial Statements and Notes do not include all information and notes required by GAAP in the U.S. for annual financial statements, the Condensed Consolidated Financial Statements and other information included in this quarterly report should be read in conjunction with the Consolidated Financial Statements and Notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

3. NEW ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Issued But Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This ASU is effective for reporting periods beginning after December 15, 2017. Early adoption is not permitted. The Company is currently assessing the impact that this new ASU will have on its revenue recognition upon adoption.

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

Adopted Accounting Pronouncements

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

4. SEGMENT INFORMATION

The Company has two operating segments, Filtration and Affinia South America (“ASA”), which are considered reportable segments under ASC 280 “Segment Reporting.” Operating segments are determined based on information used by the chief operating decision maker (“CODM”) in deciding how to allocate resources and evaluate the performance of the Company’s businesses. Management evaluates the performance of its operating segments based primarily on revenue growth and operating profit. Although not considered an operating segment, corporate, eliminations and other includes corporate costs, interest expense and other amounts not allocated to the operating segments.  In the first quarter of 2015, the Company’s management changed the calculation of segment earnings whereby certain corporate costs that were previously allocated to the operating segments were no longer allocated.  Accordingly, all of these previously allocated costs remained in corporate, eliminations and other.  Prior period segment results were recast to conform to current period presentation.

  Filtration’s products fit medium and heavy duty trucks, light vehicles, equipment in the off-highway market (i.e. residential and non-residential construction, mining, forestry and agricultural) and equipment for industrial and marine applications. Filtration’s products include oil, air, fuel, cabin air, coolant, hydraulic and other filters for many types of vehicles and machinery. The products are sold under well-known brands, such as WIX® and Filtron®, and private label brands including NAPA®.

ASA focuses on distributing and manufacturing brake, suspension, driveshaft and U-joint components, water and fuel pumps, filters, engine products, motorcycle products, accessories and other critical aftermarket components through its operations in Argentina, Brazil, Uruguay and Venezuela. The majority of ASA’s revenue is generated in Brazil. In Brazil, ASA’s operations are conducted through Affinia Automotiva, an aftermarket parts manufacturer and master distributor, and Pellegrino, a warehouse distributor. Affinia Automotiva manufactures Nakata® brand shock absorbers and distributes those and third party products to warehouse distributors, including Pellegrino.

The following table presents financial information for each of our reportable segments, as well as for corporate, eliminations and other, and on a consolidated basis:

	Three Months Ended March 31, 2015				Three Months Ended March 31, 2014
(Dollars in millions)	Filtration	ASA	Corporate, Eliminations & Other	Consolidated	Filtration	ASA	Corporate, Eliminations & Other	Consolidated
Net Sales	$214	$89	$—	$303	$233	$98	$—	$331
Operating Profit	28	6	(10)	24	33	8	(16)	25

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

The following table shows the Chassis group’s net sales, income before tax provision, income tax provision and net income that are included within Income from discontinued operations, net of tax on the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Net sales	$—	$47
Income before income tax provision	—	2
Income tax provision	—	1
Net income	$—	$1

6. DERIVATIVES AND HEDGING

The Company uses foreign currency forward contracts and interest rate swaps to manage foreign exchange and interest rate risks, respectively.  The primary use of the foreign currency forward contracts is to hedge the risks associated with changes in foreign exchange rates.  Interest rate swaps are used to manage interest rate risk associated with borrowings.  The Company executes derivative contracts for risk management purposes and does not engage in any speculative or trading activity.

All derivative instruments are recorded at fair value as assets or liabilities on the Condensed Consolidated Balance Sheets.  Fair value is determined using observable market data provided by recognized independent third-party financial information providers and is based upon Level 2 inputs under the fair value hierarchy within ASC 820. There are no cash collateral requirements related to any of the Company’s open derivative instruments.

Changes in the fair value of derivative instruments that qualify for and for which the Company has elected hedge accounting in accordance with ASC 815 “Derivatives and Hedging” (“ASC 815”) are reflected as a component of Accumulated Other Comprehensive Income (Loss) (“AOCI”) until the hedged transaction impacts earnings.  Changes in the fair value of derivative agreements that either do not qualify for hedge accounting, have not been designated as hedges or for which the hedge has been de-designated are reflected in current earnings.

Currency Forward Contract Derivatives

The Company operates globally and is exposed to foreign currency exchange rate fluctuations in the normal course of business.  The Company’s foreign currency exposure relates primarily to certain non-functional currency denominated assets and liabilities, primarily accounts receivable, accounts payable and intercompany balances.  To minimize the risk associated with changes in foreign currency exchange rates, the Company has established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures.  Gains or losses on the Company’s foreign currency exposure are intended to be mitigated by gains or losses on the foreign currency forward contracts.  These foreign currency forward contracts generally have terms of six months or less and are entered into at the prevailing market exchange rate at the end of each month.

Prior to the third quarter of 2014, the Company did not formally designate foreign currency forward contracts as hedges for accounting purposes and, accordingly, changes in the fair value of these contracts were recognized in current period earnings.  Beginning in the third quarter of 2014, the Company began entering into foreign currency forward contracts for anticipated future transactions and these contracts are designated as cash flow hedges.  In accordance with ASC 815, the effective portion of these cash flow hedges are included as a component of AOCI until the underlying transaction impacts earnings.  At the time the underlying transaction impacts earnings, the Company will de-designate the hedging instrument and reflect the change in fair value in current earnings to offset the remeasurement impact of the gross receivable or payable balance until the underlying transaction is settled.

The Company’s currency forward contracts are valued using then-current spot and forward market data as provided by external financial institutions. The Company enters into currency forward contracts with banking institutions of only the highest tiered credit ratings and thus the counterparty credit risk associated with these contracts is not considered significant.

Interest Rate Risk Management

The Company is exposed to changes in interest rates as a result of the issuance of variable-rate and fixed-rate debt.  Interest rate risk is managed by limiting variable-rate exposure and monitoring changes in interest rates.  To manage risks associated with changes in interest rates, the Company enters into interest rate swaps to effectively fix the interest rate on variable-rate debt.  The Company designates its interest rate swaps as cash flow hedges and, accordingly, changes in the fair value of interest rate swaps designated as cash flow hedges are recorded as a component of AOCI to the extent such cash flow hedges are effective.  Amounts are reclassified from AOCI when the underlying hedged items are recognized, during the period that a hedge transaction is terminated, or whenever a portion of the hedge transaction results are deemed ineffective.

Notional Amounts

The table below shows notional amounts associated with currency forward contracts and interest rate swaps as of March 31, 2015 and December 31, 2014:

(Dollars in millions)	March 31, 2015	December 31, 2014
Foreign Currency Forward Contracts	$76	$70
Interest Rate Contracts	300	300

The following table shows the fair value of interest rate derivatives and the line items in the Condensed Consolidated Balance Sheets where they are reported.  The fair value of foreign currency forward contracts were insignificant at both March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
(Dollars in millions)	Asset	Liability	Asset	Liability
Derivative Designated as Hedging Instruments
Interest Rate Contracts
Other current assets	$—	$—	$2	$—
Other accrued expenses	—	(2)	—	—
Total Derivatives Designated as Hedging Instruments	$—	$(2)	$2	$—

The following table shows the gains and losses recognized on de-designated derivatives and the line items on the Condensed Consolidated Statements of Operations where the pretax gains and losses were reported.

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Location of Pretax Gains (Losses) Recognized in Earnings
Foreign Currency Forward Contracts
Other income and expense, net	$2	$1
Total Pretax Gains (Losses) Recognized in Earnings	$2	$1

The following table shows the gains and losses recognized on cash flow hedges and the line items on the Condensed Consolidated Statements of Operations where such gains and losses are included when reclassified from AOCI.  Amounts for interest rate contracts are reclassified to earnings as interest expense over the term of the related debt.  Amounts for foreign currency forward contracts are reclassified to earnings within other income and expense, net as the underlying transactions impact earnings.  Amounts associated with foreign currency forward contracts were insignificant during the three months ended March 31, 2015 and December 31, 2014.

	Three Months Ended March 31,
	2015	2014
Pretax Gains (Losses) Recorded in AOCI
Interest Rate Contracts	$(4)	$(3)
Total Pretax Gains (Losses) Recorded in AOCI	$(4)	$(3)

Location of Pretax Gains (Losses) Reclassified from AOCI into Earnings
Interest Rate Contracts
Interest Expense	$1	$—
Total Pretax Gains (Losses) Recognized in Earnings	$1	$—

7. DEBT

Affinia’s debt consists of notes that are publicly traded, an asset-based revolving credit facility (“ABL Revolver”), term loan facilities consisting of Term Loan B-1 and Term Loan B-2 and other short-term borrowings. The fair value framework requires the categorization of the Company’s debt into three levels based upon the assumptions (inputs) used to determine fair value. The fair value of debt and the categorization of the hierarchy level of fair value, net of discount, are and were as follows:

Fair Value of Debt at March 31, 2015

(Dollars in millions)	Book Value of Debt	Fair Value Factor	Fair Value of Debt
Senior notes, due May 2021(1)	$250	102.75%	$257
Term Loan B-1, due April 2016(1)	175	99.13%	174
Term Loan B-2, due April 2020(1)	367	98.63%	361
ABL Revolver, due April 2018(2)	—	100.00%	—
Other debt(2)	23	100.00%	23
Total fair value of debt at March 31, 2015			$815

Fair Value of Debt at December 31, 2014

	Book Value	Fair Value	Fair Value
(Dollars in millions)	of Debt	Factor	of Debt
Senior notes, due May 2021(1)	$250	102.50%	$256
Term Loan B-1, due April 2016(1)	175	97.88%	171
Term Loan B-2, due April 2020(1)	367	97.00%	356
ABL revolver, due April 2018(2)	—	100.00%	—
Other debt(2)	19	100.00%	19
Total fair value of debt at December 31, 2014			$802

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

A financial covenant exists under the ABL Revolver that would be triggered if excess availability under the ABL Revolver is less than the greater of 10% of the total borrowing base and $10 million. If the covenant trigger were to occur, the Company would be required to satisfy and maintain a fixed charge coverage ratio of at least 1.00x, measured for the last twelve-month period. As of March 31, 2015, none of the covenant triggers had occurred. The impact of falling below the fixed charge coverage ratio would not be a default but would trigger the imposition of restrictions on the Company’s ability to pursue certain operational or financial transactions (e.g. asset dispositions, dividends and acquisitions).

8. INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined on the first in first out basis for all domestic inventories and at the Company’s Poland operations or average cost basis for other non-U.S. inventories. Inventories are reduced by an allowance for slow-moving and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage. A summary of inventories, net is provided in the table below:

(Dollars in millions)	At March 31, 2015	At December 31, 2014
Raw materials	$65	$63
Work-in-process	15	17
Finished goods	144	134
	$224	$214

9. COMMITMENTS AND CONTINGENCIES

At March 31, 2015, the Company had purchase commitments for property, plant and equipment of approximately $3 million.

A reconciliation of the changes in the Company’s return reserves, which is included in Other accrued expenses in the Condensed Consolidated Balance Sheets, is presented in the following table.

	Three Months Ended
	March 31,
(Dollars in millions)	2015	2014
Beginning balance	$5	$6
Amounts charged to revenue	3	3
Returns processed	(3)	(3)
Ending balance	$5	$6

As previously disclosed, the Company has conducted a review of certain allegations arising in connection with business operations involving its subsidiaries in Poland and Ukraine. The allegations raise issues involving potential improper payments in connection with governmental approvals, permits, or other regulatory areas and possible conflicts of interest. The Company’s review, which the Company considers to be substantially complete, has been supervised by the Audit Committee of Affinia’s Board of Directors and has been conducted with the assistance of outside professionals. Affinia voluntarily self-reported on these matters to the U.S. Department of Justice and the U.S. Securities and Exchange Commission and has cooperated fully with the U.S. government. No determination may yet be made as to whether, in connection with the circumstances surrounding the review, Affinia may become subject to any fines, penalties and/or other charges imposed by any governmental authority, or any other damages or costs that may arise in connection with those circumstances.

.

10. INCOME TAXES

The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $1 million as of both March 31, 2015 and December 31, 2014. The Company recognizes interest related to unrecognized tax benefits in interest expense and recognizes penalties as part of the income tax provision. As of March 31, 2015, the Company’s accrual for interest and penalties was less than $1 million. The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. For jurisdictions in which Affinia transacts significant business, tax years ended December 31, 2004 and later remain subject to examination by tax authorities. The Company does not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

As discussed further in Note 14, during the first quarter of 2014 the Company recorded a currency devaluation of $7 million.  This was a non-deductible item for U.S. income tax purposes and was the primary driver of the effective rate decreasing to 55% for the three months ended March 31, 2015 from in excess of 100% for the three months ended March 31, 2014.

11. LEGAL PROCEEDINGS

Various claims, lawsuits and administrative proceedings are pending or threatened against Affinia and its subsidiaries, arising from the ordinary course of business with respect to commercial, intellectual property, product liability and environmental matters. Affinia believes that the ultimate resolution of the foregoing matters will not have a material effect on its financial condition, results of operations or liquidity.

The Company has various accruals for civil liability, including product liability, and other costs. If there is a range of equally probable outcomes, Affinia accrues at the lower end of the range. The Company had $3 million and $2 million accrued as of March 31, 2015 and December 31, 2014, respectively. These amounts are reflected in Other accrued expenses within the Condensed Consolidated Balance Sheets.

In addition, Affinia has various other claims that are reasonably possible of occurrence for which the aggregate maximum exposure to loss is estimated at $13 million. There are currently no reserves associated with these claims.

The Company owns property in Litchfield, Illinois on which various environmental contaminants have been discovered. These contaminants are self-contained on the property owned by the Company and are not required by law to be remediated. However, the Company is currently exploring options for a voluntary clean-up of the site. The Company placed the site in the Illinois Environmental Protection Agency’s (“IEPA”) voluntary Site Remediation Program and has received IEPA approval of a previously filed Remedial Action Plan (“RAP”) for one portion of the site. An RAP for the other portion of the site is undergoing IEPA review. The approval of the RAPs does not legally bind the Company to remediate the site and the Company is in the process of obtaining quotes for the remediation work on the approved portion. The current cost estimate to complete all of the work included in both RAPs, if the one undergoing IEPA review is approved substantially as submitted, is approximately $4 million. If the Company decides to proceed with the remediation work, it is currently anticipated that the work would be completed by late 2015.

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

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Gross accounts receivable factored	$93	$106
Expenses associated with factoring of receivables	1	1

Accounts receivable factored by Affinia are accounted for as a sale and removed from the balance sheet at the time of factoring, with the cost associated with the factoring program presented in Other income and expense, net in the Condensed Consolidated Statement of Operations.

13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, for the three months ended March 31, 2015:

	Foreign
	currency	Interest
	translation	Rate	Total
(Dollars in millions)	adjustment	Swap	AOCI
Balance at January 1, 2015	$(54)	$1	$(53)
Other comprehensive income (loss) before reclassifications, net of tax	(28)	(3)	(31)
Amounts reclassified from accumulated other comprehensive income	—	1	1
Net current period other comprehensive income (loss)	(28)	(2)	(30)
At March 31, 2015	$(82)	$(1)	$(83)

Changes in AOCI income (loss) by component, net of tax, for the three months ended March 31, 2014:

		Foreign
		currency	Interest
	Pension	translation	Rate	Total
(Dollars in millions)	adjustments	adjustment	Swap	AOCI
Balance at January 1, 2014	$(1)	$(26)	$7	$(20)
Other comprehensive income (loss) before reclassifications, net of tax	—	2	(2)	-
Net current period other comprehensive income (loss)	—	2	(2)	-
Balance at March 31, 2014	$(1)	$(24)	$5	$(20)

14. VENEZUELAN OPERATIONS

In accordance with U.S. GAAP, effective January 1, 2010, the Company began accounting for Venezuela as a highly inflationary economy because the three-year cumulative inflation rate for Venezuela using the blended Consumer Price Index (which is associated with the city of Caracas) and the National Consumer Price Index (developed commencing in 2008 and covering the entire country of Venezuela) exceeded 100%. Accordingly, effective January 1, 2010, the Company’s Venezuelan subsidiary used the U.S. Dollar as its functional currency. The financial statements of the Venezuelan subsidiary is re-measured into the Company’s reporting currency (U.S. Dollar) and gains and losses from the re-measurement of monetary assets and liabilities are reflected in current earnings, rather than exclusively in the equity section of the balance sheet, until such time as the economy is no longer considered highly inflationary. The local currency in Venezuela is the Bolivar Fuerte (“VEF”).

In 2013, the Venezuelan government authorized certain companies that operate in designated industry sectors to exchange a limited volume of VEFs for U.S. Dollars at a bid rate established via weekly auctions under what is known as SICAD 1. SICAD 1 auctions began in October 2013. However, SICAD 1 auctions are not indicative of a free market exchange as only designated industries may bid into individual auctions and the highest bids are not always recognized by the Venezuelan government. In March 2014, another currency exchange mechanism (SICAD 2) became effective. SICAD 2 was intended to more closely resemble a market-driven exchange rate than the rates provided by Venezuela’s other regulated exchange mechanisms (i.e. the official rate and the SICAD 1 rate). Thus, as of March 31, 2014, entities were able to convert VEFs at one of three legal exchange rates: official rate of 6.3 VEF to 1 U.S. Dollar, SICAD 1 rate of 10.7 VEF to 1 U.S. Dollar based on closing rate at the then most recent auction, and SICAD 2 rate of 50.86 VEF to 1 U.S. Dollar based on closing rate on March 31, 2014.

As a result of the multiple exchange rates available to settle transactions, at March 31, 2014, management reevaluated the exchange rates previously used for remeasurement, which had been the official rate of 6.3 VEF to 1 U.S. Dollar. While substantially all of the Company’s import transactions for purchases of inventory had been pre-approved by the Venezuelan government at the official rate of 6.3 VEF to 1 U.S. Dollar, the Venezuelan government had not settled these transactions with vendors since November 2013. This, along with the introduction of the SICAD 1 and SICAD 2 market mechanisms, raised considerable doubts about the ability to ultimately settle transactions at the official rate in the future. Additionally, legislation enacted by the Venezuelan government in 2014 indicated that foreign investments are subject to the SICAD 1 rate rather than the official rate. While not the determinative factor, management viewed the passing of this legislation as a critical component in its assessment of the most representative rate to use for remeasurement purposes at March 31, 2014. Given the uncertainty of the exchange markets and the ultimate rate at which transactions may settle in the future, as well as consideration of the aforementioned legislation that was enacted earlier in 2014, the Company recorded a one-time devaluation of $7 million in the first quarter of 2014, which represented a move from the official rate to the SICAD 1 rate of 10.7 VEF to 1 U.S. Dollar. Of the $7 million devaluation charge, $5 million was recorded in the Filtration segment and $2 million was recorded in the ASA segment. This devaluation is reflected in Other income and expenses, net in the Condensed Consolidated Statements of Operations.

In the fourth quarter of 2014, the Company recorded an immaterial devaluation to reflect the movement in the SICAD I rate from 10.7 VEF to 12.0 VEF to 1 U.S. Dollar. During the first quarter of 2015, management continued to apply the rate of 12.0 VEF to 1 U.S. Dollar. However, in February 2015, the Marginal Currency System (“Simadi”) mechanism was introduced and implemented as part of law, resulting in the elimination of the SICAD 2 rate. The Simadi rate is a free market exchange where the rate is derived from daily private bidders and buyers exchanging offers through authorized agents and approved and published by the Venezuelan Central Bank. The quoted Simadi exchange rate closed at 193 VEF to 1 U.S. Dollar at March 31, 2015. Management will continue to monitor the exchange rate mechanism in Venezuela, as well as the Company’s ability to continue to successfully access U.S. Dollar at a SICAD 1 rate to determine whether a different exchange rate should be used in future periods, which would result in further devaluation charges being recorded.

In the first quarter of 2015, the Company’s Venezuelan subsidiaries represented approximately 6% of the Company’s consolidated net sales. The Venezuelan subsidiaries have total assets and liabilities of less than 5% of the Company’s total consolidated assets and liabilities at March 31, 2015

15. RESTRUCTURING OF OPERATIONS

Affinia’s restructuring activities, as described below, were undertaken to execute management’s strategy, streamline operations and to ultimately achieve net cost reductions. Costs related to these restructuring activities are reflected within Selling, general and administrative in the Condensed Consolidated Statements of Operations. The restructuring charges consist of employee termination costs, other exit costs and impairment costs. Severance costs are being accounted for in accordance with ASC Topic 420, “Exit or Disposal Cost Obligations” and ASC Topic 712, “Compensation—Nonretirement Postemployment Benefits.”  In October 2013, Affinia announced that it would relocate its Ann Arbor, Michigan corporate headquarters to Gastonia, North Carolina, which is the location of the Filtration segment. The Company recorded an accrual of $1 million as of December 31, 2014 related to the relocation. The transition to the new corporate headquarters was substantially completed by the end of the second quarter of 2014. On August 29, 2014, the Company and CQ Sourcing, Inc. (“CQ Sourcing”) agreed to end their current relationship effective as of December 31, 2014.  CQ Sourcing is a subsidiary of General Parts International, Inc. that owns and operates stores under the CARQUEST brand and provides services to independently owned stores that operate under the CARQUEST brand.  The Company recorded an accrual of $1 million as of December 31, 2014 related to the ending of this relationship.  The following summarizes the restructuring charges and activity for the Company:

(Dollars in millions)	Total
Balance at December 31, 2014	$3
Charges to expense:
Employee termination benefits	-
Reductions to liability:
Cash payments	(1)
Balance at March 31, 2015	$2

16. STOCK INCENTIVE PLAN

Restricted Stock Units

During the three months ended March 31, 2015, 19,639 time-based Restricted Stock Units (“RSU”) vested and, of these vested awards, 7,856 were cash settled by the Company. Pursuant to the terms of the RSUs awards, 7,856 new performance-based RSUs were subsequently issued to the holders. The performance-based RSUs granted carry the same vesting terms and conditions as previously issued performance-based RSU awards.

A rollforward of the outstanding RSU awards at March 31, 2015 is as follows:

Outstanding at December 31, 2014	184,305
Granted	7,856
Vested	(19,639)
Forfeited/expired	-
Outstanding at March 31, 2015	172,522

         During the three months ended March 31, 2015, $1 million of stock-based compensation expense was recognized associated with outstanding time-based RSUs.  There was no stock-based compensation expense recognized during the three months ended March 31, 2014.

17. FINANCIAL INFORMATION FOR GUARANTORS AND NON-GUARANTORS

Holdings (presented as Parent in the following schedules), through its 100% owned subsidiary, Affinia (presented as Issuer in the following schedules), issued $250 million of Senior Notes on April 25, 2013. As of March 31, 2015, there were $250 million of Senior Notes outstanding. The notes were offered only to qualified institutional buyers and certain persons in offshore transactions.

The Senior Notes are fully, irrevocably, unconditionally and jointly and severally guaranteed on a senior unsecured basis by the Company’s current and future domestic subsidiaries (the “Guarantors”). The Senior Notes are general obligations of the Issuer and guaranteed by the Parent and the Guarantors.

The following unaudited information presents Condensed Consolidating Statements of Operations for the three months ended March 31, 2015 and 2014, Condensed Consolidating Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, Condensed Consolidating Balance Sheets as of March 31, 2015 and December 31, 2014 and Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2015 and 2014 of (i) the Parent, (ii) the Issuer, (iii) the Guarantors, (iv) the Non-Guarantors, and (v) eliminations to arrive at the information for the Company on a consolidated basis.

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statements of Operations

For the Three Months Ended March 31, 2015

				Non-		Consolidated
(Dollars in millions)	Parent	Issuer	Guarantor	Guarantor	Eliminations	Total
Net sales	$—	$—	$157	$182	$(36)	$303
Cost of sales	—	—	(127)	(145)	36	(236)
Gross profit	—	—	30	37	—	67
Selling, general and administrative expenses	—	(9)	(15)	(19)	—	(43)
Operating (loss) profit	—	(9)	15	18	—	24
Other income and expense, net	—	(1)	—	1	—	—
Interest expense	—	(13)	—	—	—	(13)
(Loss) income before income tax provision, equity in income (loss), net of tax and noncontrolling interest	—	(23)	15	19	—	11
Income tax provision	—	—	—	(6)	—	(6)
Equity in income (loss), net of tax	5	28	13	—	(46)	—
Net income (loss)	5	5	28	13	(46)	5
Less: net income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—
Net income (loss) attributable to the Company	5	5	28	13	(46)	5

Guarantor Condensed

Consolidating Statements of Comprehensive Income (Loss)

For the Three Months Ended March 31, 2015

				Non-		Consolidated
(Dollars in millions)	Parent	Issuer	Guarantor	Guarantor	Eliminations	Total
Net income (loss)	$5	$5	$28	$13	$(46)	$5
Other comprehensive income (loss), net of tax:
Change in the fair value of interest rate swap	(3)	(3)	—	—	3	(3)
Reclassification into earnings from interest rate swap	1	1	—	—	(1)	1
Change in foreign currency translation adjustments	(28)	(28)	—	(28)	56	(28)
Total other comprehensive (loss) income	(30)	(30)	—	(28)	58	(30)
Total comprehensive income (loss)	(25)	(25)	28	(15)	12	(25)
Less: comprehensive income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—
Comprehensive income (loss) attributable to the Company	$(25)	$(25)	$28	$(15)	$12	$(25)

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statements of Operations

For the Three Months Ended March 31, 2014

				Non-		Consolidated
(Dollars in millions)	Parent	Issuer	Guarantor	Guarantor	Eliminations	Total
Net sales	$—	$—	$170	$201	$(40)	$331
Cost of sales	—	—	(136)	(159)	40	(255)
Gross profit	—	—	34	42	—	76
Selling, general and administrative expenses	—	(12)	(18)	(21)	—	(51)
Operating (loss) profit	—	(12)	16	21	—	25
Other income and expense, net	—	(1)	(5)	(2)	—	(8)
Interest expense	—	(14)	—	(1)	—	(15)
(Loss) income before income tax provision, equity in income (loss), net of tax and noncontrolling interest	—	(27)	11	18	—	2
Income tax provision	—	1	—	(5)	—	(4)
Equity in income (loss), net of tax	(1)	25	14	—	(38)	—
Net income (loss) from continuing operations	(1)	(1)	25	13	(38)	(2)
Income from discontinued operations, net of tax	—	—	—	1	—	1
Net income (loss)	(1)	(1)	25	14	(38)	(1)
Less: net income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—
Net income (loss) attributable to the Company	(1)	(1)	25	14	(38)	(1)

Guarantor Condensed

Consolidating Statements of Comprehensive Income (Loss)

For the Three Months Ended March 31, 2014

				Non-		Consolidated
(Dollars in millions)	Parent	Issuer	Guarantor	Guarantor	Eliminations	Total
Net income (loss)	$(1)	$(1)	$25	$14	$(38)	$(1)
Other comprehensive income (loss), net of tax:
Change in the fair value of interest rate swap	(2)	(2)	—	—	2	(2)
Change in foreign currency translation adjustments	2	2	—	2	(4)	2
Total other comprehensive (loss) income	—	—	—	2	(2)	—
Total comprehensive income (loss)	(1)	(1)	25	16	(40)	(1)
Less: comprehensive income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—
Comprehensive income (loss) attributable to the Company	$(1)	$(1)	$25	$16	$(40)	$(1)

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Balance Sheets

March 31, 2015

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$20	$—	$28	$—	$48
Restricted cash	—	—	—	4	—	4
Accounts receivable	—	—	46	98	—	144
Inventories, net	—	—	104	120	—	224
Other current assets	—	32	—	54	—	86
Total current assets	—	52	150	304	—	506
Investments and other assets	—	126	36	26	—	188
Intercompany investments	(243)	395	743	—	(895)	—
Intercompany (payables) receivables	—	15	(494)	479	—	—
Property, plant and equipment, net	—	1	57	60	—	118
Total assets	$(243)	$589	$492	$869	$(895)	$812
Liabilities and shareholder's equity
Current liabilities:
Accounts payable	$—	$6	$73	$61	$—	$140
Notes payable	—	—	—	23	—	23
Accrued payroll and employee benefits	—	4	6	7	—	17
Other accrued expenses	—	23	18	27	—	68
Total current liabilities	—	33	97	118	—	248
Deferred employee benefits and noncurrent liabilities	—	6	—	8	—	14
Long-term debt	—	792	—	—	—	792
Total liabilities	—	831	97	126	—	1,054
Total shareholder's (deficit) equity	(243)	(242)	395	743	(895)	(242)
Total liabilities and shareholder's (deficit) equity	$(243)	$589	$492	$869	$(895)	$812

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Balance Sheets

December 31, 2014

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$10	$—	$35	$—	$45
Restricted cash	—	—	—	4	—	4
Accounts receivable	—	—	44	101	—	145
Inventories, net	—	—	98	116	—	214
Other current assets	—	44	1	60	—	105
Total current assets	—	54	143	316	—	513
Investments and other assets	—	121	36	28	—	185
Intercompany investments	(220)	388	749	—	(917)	—
Intercompany (payables) receivables	—	48	(508)	460	—	—
Property, plant and equipment, net	—	1	57	65	—	123
Total assets	$(220)	$612	$477	$869	$(917)	$821
Liabilities and shareholder's equity
Current liabilities:
Accounts payable	$—	$10	$70	$58	$—	$138
Notes payable	—	—	—	19	—	19
Accrued payroll and employee benefits	—	9	4	7	—	20
Other accrued expenses	—	15	15	28	—	58
Total current liabilities	—	34	89	112	—	235
Deferred employee benefits and noncurrent liabilities	—	5	—	8	—	13
Long-term debt	—	792	—	—	—	792
Total liabilities	—	831	89	120	—	1,040
Total shareholder's (deficit) equity	(220)	(219)	388	749	(917)	(219)
Total liabilities and shareholder's (deficit) equity	$(220)	$612	$477	$869	$(917)	$821

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2015

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Elimination	Consolidated Total
Operating activities
Net cash provided by (used in) operating activities	$—	$11	$2	$(4)	$—	$9
Investing activities
Additions to property, plant and equipment	—	—	(2)	(3)	—	(5)
Net cash used in investing activities	—	—	(2)	(3)	—	(5)
Financing activities
Proceeds of other debt	—	—	—	4	—	4
Other financing activities	—	(1)	—	—	—	(1)
Net cash (used in) provided by financing activities	—	(1)	—	4	—	3
Effect of exchange rates on cash	—	—	—	(4)	—	(4)
Increase (Decrease) in cash and cash equivalents	—	10	—	(7)	—	3
Cash and cash equivalents at beginning of the period	—	10	—	35	—	45
Cash and cash equivalents at end of the period	$—	$20	$—	$28	$—	$48

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2014

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Elimination	Consolidated Total
Operating activities
Net cash (used in) provided by operating activities	$—	$(30)	$3	$6	$—	$(21)
Investing activities
Proceeds from sale of an equity method investment	—	4	—	—	—	4
Additions to property, plant and equipment	—	—	(3)	(2)	—	(5)
Net cash provided by (used in) investing activities	—	4	(3)	(2)	—	(1)
Financing activities
Payment of deferred financing costs	—	(1)	—	—	—	(1)
Repayment of debt	—	(2)	—	(6)	—	(8)
Net cash used in financing activities	—	(3)	—	(6)	—	(9)
Effect of exchange rates on cash	—	—	—	(3)	—	(3)
Decrease in cash and cash equivalents	—	(29)	—	(5)	—	(34)
Cash and cash equivalents at beginning of the period	—	68	—	33	—	101
Cash and cash equivalents at end of the period	$—	$39	$—	$28	$—	$67

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and Notes included in the Annual Report on Form 10-K for the year ended December 31, 2014.

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

The Company has two operating segments, Filtration and Affinia South America (“ASA”). Affinia’s chief operating decision maker evaluates the performance of its operating segments based primarily on revenue growth and operating profit. Income taxes are not allocated to the operating segments. Although not considered an operating segment, corporate, eliminations and other includes corporate costs, interest expense and other amounts not allocated to the operating segments.  In the first quarter of 2015, the Company’s management changed the calculation of segment earnings whereby certain corporate costs that were previously allocated to the operating segments were no longer allocated.  Accordingly, all of these previously allocated costs remained in corporate, eliminations and other.  Prior period segment results were recast to conform to current period presentation.

Filtration is the Company’s largest business unit. Filtration’s products fit medium and heavy duty trucks, light vehicles, equipment in the off-highway market (i.e. residential and non-residential construction, mining, forestry and agricultural) and equipment for industrial and marine applications. Filtration’s products include oil, air, fuel, cabin air, coolant, hydraulic and other filters for many types of vehicles and machinery. The products are sold under well-known brands, such as WIX® and Filtron®, and private label brands including NAPA®.

ASA focuses on distributing and manufacturing brake, suspension, driveshaft and U-joint components, water and fuel pumps, filters, engine products, motorcycle products, accessories and other critical aftermarket components through its operations in Argentina, Brazil, Uruguay and Venezuela. The majority of ASA’s revenue is generated in Brazil. In Brazil, ASA’s operations are conducted through Affinia Automotiva, an aftermarket parts manufacturer and master distributor (“Automotiva”), and Pellegrino, a warehouse distributor (“Pellegrino”). Automotiva manufactures Nakata® brand shock absorbers and distributes those and third party products to warehouse distributors, including Pellegrino distribution.

In the fourth quarter of 2013, management committed to a plan to sell its global chassis business (the “Chassis group”) to an affiliate of Federal-Mogul Corporation. Accordingly, the results of the Chassis group have been classified as a component of discontinued operations in the Condensed Consolidated Statements of Operations for the periods presented prior to the sale, which closed on May 1, 2014.

Results of Operations

In this section, the Company provides analysis and discussion of earnings and factors affecting earnings on both a GAAP and non-GAAP basis. Management uses these non-GAAP financial measures for planning and forecasting, and for reporting results to the Board of Directors, employees and investors concerning the Company’s financial performance. EBITDA is a non-GAAP financial measure.  EBITDA is earnings before interest, taxes, depreciation and amortization.  Affinia’s EBITDA is calculated by adding back depreciation and amortization and interest expense to income from continuing operations before income tax provision.

The following table summarizes the Company’s consolidated results for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,			Currency	Variance Excluding Currency
(Dollars in millions)	2015	2014	Variance	Effect (1)	Effect
Net sales	$303	$331	$(28)	$(47)	$19
Cost of sales	(236)	(255)	19	36	(17)
Gross profit	67	76	(9)	(11)	2
Gross margin %	22%	23%
Selling, general and administrative expenses	(43)	(51)	8	5	3
Selling, general and administrative expenses as a percent of net sales	14%	15%
Operating profit	24	25	(1)	(6)	5
Operating margin %	8%	8%
Other income and expense, net	—	(8)	8	—	8
Interest expense	(13)	(15)	2	—	2
Income from continuing operations before income tax provision, and noncontrolling interest	11	2	9	(6)	15
Income tax provision	(6)	(4)	(2)	2	(4)
Net income (loss) from continuing operations	5	(2)	7	(4)	11
Income from discontinued operations, net of tax	-	1	(1)	-	(1)
Net income (loss)	5	(1)	6	(4)	10
Less: net income attributable to noncontrolling interest, net of tax	—	—	—	—	—
Net income (loss) attributable to the Company	$5	$(1)	$6	$(4)	$10

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

Net sales. Consolidated net sales decreased by $28 million in the first quarter of 2015 in comparison to the first quarter of 2014 due to lower sales in both the Filtration segment and ASA segment. Excluding currency effects, consolidated net sales increased $19 million compared to the first quarter of 2014, with sales in the Filtration and ASA segments up 4% and 9%, respectively.

Gross profit/gross margin. Gross profit decreased by $9 million during the first quarter of 2015 in comparison to the first quarter of 2014, with gross margin decreasing to 22% in the first quarter of 2015 from 23% in the first quarter of 2014. Excluding currency effects, gross profit increased $2 million compared to the first quarter of 2014. The increase in gross margin was mainly due to favorable product mix in the Filtration segment and higher volumes in the ASA segment leading to better cost absorption.

Selling, general and administrative (SG&A) expenses. SG&A expenses decreased by $8 million during the first quarter of 2015 in comparison to the first quarter of 2014.  Excluding currency effects, SG&A decreased $3 million compared to the first quarter of the prior year.  The decrease was primarily due to costs incurred in the prior year for which there were no comparable costs in the first quarter of 2015, including $4 million of restructuring costs related to the corporate office relocation and $1 million of legal costs.  This was partially offset by an increase in the ASA segment as a result of the higher sales, as well as costs associated with supporting the growth in sales.

Operating profit/operating margin. Operating profit decreased by $1 million in the first quarter of 2015 in comparison to the first quarter of 2014 due primarily to the decrease in gross profit, with operating margin remaining flat at 8% in both the first quarter of 2015 and first quarter of 2014. Excluding currency effects, operating profit increased $5 million compared to the first quarter of 2014.

Other income and expense, net. The decrease in expenses in the first quarter of 2015 in comparison to the first quarter of 2014 was driven primarily by a $7 million charge associated with currency devaluation in Venezuela in the first quarter of 2014 for which there was no comparable charge in 2015.  See Note 14 to the Condensed Consolidated Financial Statements, “Venezuela Operations” for further information.

Interest expense. Interest expense decreased by $2 million in the first quarter of 2015 compared to the same period in the prior year due to lower interest costs as a result of repayment of debt balances in the second and third quarters of 2014.

Income tax provision. Income tax provision increased by $2 million in the first quarter of 2015 in comparison to the first quarter of 2014 due primarily to an increase in pre-tax income, partially offset by a lower effective tax rate.

Income from discontinued operations, net of tax. Income from discontinued operations, net of tax, is comprised of the results of the Chassis group for the first quarter 2014.

Net income. Net income was $5 million in the first quarter of 2015 in comparison to a loss of $1 million in the first quarter of 2014 as a result of lower expenses due to the $7 million charge associated with a currency devaluation in Venezuela in 2014 for which there was no comparable charge in 2015.

Segment Results

Consolidated EBITDA, which includes the results for the Filtration and ASA segments as well as corporate, eliminations and other, for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31, 2015
(Dollars in millions)	Filtration	ASA	Corporate, Eliminations and Other	Consolidated
Net Sales	$214	$89	$—	$303
Cost of Sales	(163)	(72)	(1)	(236)
Gross Profit	51	17	(1)	67
Selling, General and Administrative Expenses	(23)	(11)	(9)	(43)
Operating Profit	28	6	(10)	24
Other Income and Expense, net	-	—	-	—
Interest Expense	-	—	(13)	(13)
Add Back:
Depreciation and Amortization	3	1	2	6
Interest Expense	-	—	13	13
Consolidated EBITDA	$31	$7	$(8)	$30
EBITDA %	14%	8%

	Three Months Ended March 31, 2014
(Dollars in millions)	Filtration	ASA	Corporate, Eliminations and Other	Consolidated
Net Sales	$233	$98	$—	$331
Cost of Sales	(175)	(78)	(2)	(255)
Gross Profit	58	20	(2)	76
Selling, General and Administrative Expenses	(25)	(12)	(14)	(51)
Operating Profit	33	8	(16)	25
Other Income and Expense, net	(6)	(3)	1	(8)
Interest Expense	—	—	(15)	(15)
Add Back:
Depreciation and Amortization	4	1	—	5
Interest Expense	—	—	15	15
Consolidated EBITDA	$31	$6	$(15)	$22
EBITDA %	13%	6%

The increase in consolidated EBITDA for the first quarter 2015 compared to the same period in the prior year was primarily driven by:

•	Venezuela devaluation charges of $7 million recorded in the first quarter of 2014; and
•	Restructuring costs of $4 million recorded in the first quarter of 2014 for which there were no comparable charges in the first quarter of 2015.

Excluding currency impacts, consolidated EBITDA would have been $37 million in the first quarter of 2015, which is $15 million higher compared to the first quarter of 2014.

Filtration Segment

Results for the Filtration segment for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
(Dollars in millions)	2015	2014	Variance	Currency Effect(1)	Variance Excluding Currency Effect
Net Sales	$214	$233	$(19)	$(29)	$10
Cost of Sales	(163)	(175)	12	22	(10)
Gross Profit	51	58	(7)	(7)	-
Gross Profit %	24%	25%
Selling, General and Administrative Expenses	(23)	(25)	2	1	1
Operating Profit	28	33	(5)	(6)	1
Operating Profit %	13%	14%
Other Income and Expense, net	-	(6)	6	—	6
Interest Expense	-	—	-	—	-
Add back:
Depreciation and Amortization	3	4	(1)	—	(1)
Interest Expense	-	—	-	—	-
Segment EBITDA	$31	$31	$-	$(6)	$6
EBITDA %	14%	13%

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

Three months ended March 31, 2015 compared to March 31, 2014:

Net Sales. Net sales decreased by $19 million in the first quarter of 2015 in comparison to the first quarter of 2014.  Excluding the impact of currency, net sales improved $10 million compared to the first quarter of 2014.  The sales variance was driven primarily by:

•

A $15 million decrease in North America due to lower volumes as a result of the termination of a relationship with a significant customer, which had an unfavorable $8 million net impact on sales, as well as unfavorable weather in various parts of the U.S. that negatively impacted our customers sales to end markets such as agriculture and transportation. Excluding the impacts of currency, sales in North America were $13 million lower than the prior year   , and

•

An $8 million decrease in Europe due to unfavorable currency impacts.  Excluding the impacts of currency, sales in Europe were up $3 million as a result of price increases to mitigate the impact of weakened currencies, sales to new customers and new product introductions; partially offset by

•

A $4 million increase in South America.  Excluding the impacts of currency, sales in South America improved $22 million compared to the same period in the prior year. The improvement in currency adjusted sales was driven by higher pricing to offset the impacts of the currency devaluation and increased sales volume to existing customers as a result of increased availability of raw materials, and addition of new products.

Cost of Sales. Cost of sales decreased by $12 million in the first quarter of 2015 in comparison to the first quarter of 2014. Excluding the impacts of currency, cost of sales increased $10 million in the first quarter of 2015 compared to prior year.  The increase was primarily related to increases in materials, labor and overhead costs.

Gross Profit. Gross profit decreased by $7 million in the first quarter of 2015 in comparison to the first quarter of 2014.  Excluding the impacts of currency, gross profit was flat to the prior year. Gross profit was at 24% and 25% of net sales for the three months ended March 31, 2015 and 2014, respectively.

Selling, General and Administrative Expenses. SG&A expenses decreased by $2 million in the first quarter of 2015 in comparison to the first quarter of 2014. The decrease was primarily driven by higher costs of advertising, marketing and promotions in the first quarter of 2014.

Operating Profit. Operating profit decreased by $5 million in the first quarter of 2015 in comparison to the first quarter of 2014.  Excluding the impacts of currency, operating profit was $1 million higher in the first quarter of 2015 compared to the first quarter of 2014. The increase in operating profit was driven by lower SG&A expense. Operating profit was at 13% of net sales for the first quarter of 2015 compared to 14% in the same period in 2014.

Other income and expense, net. The decrease in expenses in the first quarter of 2015 in comparison to the first quarter of 2014 was driven primarily by a $5 million charge associated with currency devaluation in Venezuela in the first quarter of 2014.  See Note 14 to the Condensed Consolidated Financial Statements, “Venezuela Operations” for further information.

Segment EBITDA. Segment EBITDA was flat in the first quarter of 2015 in comparison to the first quarter of 2014.

Affinia South America (ASA) Segment

Results for the ASA segment for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
(Dollars in millions)	2015	2014	Variance	Currency Effect(1)	Variance Excluding Currency Effect
Net Sales	$89	$98	$(9)	$(18)	$9
Cost of Sales	(72)	(78)	6	14	(8)
Gross Profit	17	20	(3)	(4)	1
Gross Profit %	19%	20%
Selling, General and Administrative Expenses	(11)	(12)	1	3	(2)
Operating Profit	6	8	(2)	(1)	(1)
Operating Profit %	7%	8%
Other Income and Expense, net	—	(3)	3	—	3
Interest Expense	—	—	—	—	—
Add back:
Depreciation and Amortization	1	1	—	—	—
Interest Expense	-	—	—	—	—
Segment EBITDA	$7	$6	$1	$(1)	$2
EBITDA %	8%	6%

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

Net Sales. Net sales decreased by $9 million in the first quarter of 2015 in comparison to the first quarter of 2014. The decrease was driven primarily by an $18 million unfavorable impact related to currency translation effects primarily related to the Brazilian Real and the Argentinean Peso. Excluding the impacts of currency, net sales were up $9 million compared to the first quarter of 2014, driven by an $8 million increase in Brazil due to the contributions from Pellegrino’s opening of two new branches 2014, higher volumes of recently introduced product lines and part numbers, and higher sales to existing customers, and a $4 million increase in Argentina due to proactive price increases to offset the impacts of inflation.  This was partially offset by a $3 million decrease as a result of the shutdown of operations in Venezuela at the end of the second quarter of 2014.

Cost of Sales. Cost of sales decreased by $6 million in the first quarter of 2015 in comparison to the first quarter of 2014.The decrease was primarily driven by a $14 million favorable impact related to currency translation effects primarily related to the Brazilian Real and the Argentinean Peso. Excluding the impacts of currency, cost of sales were $8 million higher than in the first quarter of 2015. The increase was attributed to higher materials, labor and overhead costs as a direct result of the increased sales volumes in Brazil and Argentina, including the inflationary impacts on materials and production costs.  Additionally, Automotiva opened a new distribution center in 2014, which contributed to the increased cost structure.

Gross Profit. Gross profit decreased $3 million in the first quarter of 2015 compared to the first quarter of 2014 as a result of the factors discussed above. The gross profit percentage decreased to 19% in the first quarter of 2015 from 20% in the first quarter of 2014. Excluding the impacts of currency, gross profit increased $1 million compared to the first quarter of 2014. The improvement in gross profit was due primarily to increased sales resulting in better fixed cost absorption in the Brazilian master distribution business, as well as higher pricing and improved sourcing (i.e. import of product versus light assembly).

Selling, General and Administrative Expenses. SG&A expenses decreased $1 million for the first quarter of 2015 in comparison to the first quarter of 2014. Excluding the impacts of currency, SG&A expense was $2 million higher than the prior period as a result of higher sales.

Other Income and Expense, net. The decrease in expenses in the first quarter of 2015 in comparison to the first quarter of 2014 was driven primarily by a $2 million charge associated with currency devaluation in Venezuela in the first quarter of 2014.  See Note 14 to the Condensed Consolidated Financial Statements, “Venezuela Operations” for further information.

Segment EBITDA. Segment EBITDA increased by $1 million in the first quarter of 2015 compared to the first quarter of 2014. Excluding the impacts of currency, segment EBITDA was up $2 million compared to the first quarter of 2014 primarily due to higher sales that drove an increase in gross profit, as well as the Venezuela devaluation charge that was recorded in the first quarter of 2014.

Results by Geographic Region

Net sales and Income (loss) from continuing operations before income tax provision and noncontrolling interest by geographic region were as follows:

	Three Months Ended March 31,
(Dollars in millions)	2015	2014	Variance
Net Sales
United States	$141	$157	$(16)
Foreign	162	174	$(12)
Total net sales	$303	$331	$(28)
United States sales as a percent of total net sales	47%	47%
Foreign sales as a percent of total net sales	53%	53%

(Dollars in millions)	2015	2014	Variance
Income (loss) from continuing operations before income tax provision, equity in income (loss), net of tax and noncontrolling interest
United States	$(8)	$(9)	$1
Foreign	19	11	8
Total income from continuing operations before income tax provision, equity in income (loss), net of tax and noncontrolling interest	$11	$2	$9

United States. Net sales in the United States decreased by $16 million in the first quarter of 2015 in comparison to the first quarter of 2014 due to lower North America sales within Filtration. See “Segment Results” section above. The United States income (loss) from continuing operations before income tax provision, equity in income (loss), net of tax and noncontrolling interest was lower than the foreign income from continuing operations before income tax provision, equity in income (loss), net of tax and noncontrolling interest due to the inclusion of corporate costs in the United States operations and higher profitability of certain subsidiaries in foreign locations. The majority of the Company’s debt relates to U.S. operations and, consequently, almost all of the associated interest expense is allocated to the domestic operations. During the first quarter of 2015, the U.S. operations had $12 million of interest expense and the foreign operations had less than $1 million of interest expense.

Foreign. Foreign net sales decreased by $12 million in the first quarter of 2015 in comparison to the first quarter of 2014 due to lower sales in the Brazilian and Argentinean distribution companies and the Venezuela filtration products, largely as a result of unfavorable currency impacts. See “Segment Results” above for a discussion of the impacts of currency on net sales for the first quarter of 2015. Income from continuing operations before income tax provision, equity in income (loss), net of tax and noncontrolling interest increased in the first quarter of 2015 in comparison to the first quarter of 2014 primarily as a result of an improvement in gross profit, which was driven by an increase in sales volume in the European Filtration operations.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash flow from operations and available borrowings from the ABL Revolver.

As of March 31, 2015, the Company had $815 million in aggregate indebtedness. As of March 31, 2015, the Company had an additional $77 million of borrowing capacity available under the ABL Revolver after giving effect to $7 million in outstanding letters of credit, none of which was drawn against, and less than $1 million for borrowing base reserves. In addition, the Company had cash and cash equivalents of $48 million as of March 31, 2015. The Company had $28 million of cash and cash equivalents outside the United States, of which approximately $5 million is considered permanently reinvested for funding ongoing operations outside of the U.S. If such permanently reinvested funds are needed for operations in the U.S., the Company would be required to accrue additional tax expense, primarily related to foreign withholding taxes.

Based on the current level of operations, the Company believes that cash flow from operations and available cash, together with available borrowings under the ABL Revolver, will be adequate to meet short term and long term liquidity needs. The ABL Revolver matures in April 2018, the Senior Notes mature in May 2021, the Term Loan B-1 matures in April 2016 and the Term Loan B-2 matures in April 2020. If the Company were to undertake a significant acquisition or capital improvement plan, it may need additional sources of liquidity. The Company expects to meet any such liquidity needs by entering into new or additional credit facilities and/or offering new or additional debt securities, but whether such sources of liquidity will be available to the Company at any given point in the future will depend on a number of factors that are outside of the Company’s control, including general market conditions.

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

At March 31, 2015, there were no outstanding borrowings under the ABL Revolver. The Company had an additional $77 million of availability after giving effect to $7 million in outstanding letters of credit and less than $1 million for borrowing base reserves as of March 31, 2015.

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

Level	Average Aggregate Availability		Base Rate Loans and Swingline Loans	LIBOR Loans
I	≤	$50,000,000	1.00%	2.00%
II	>	$50,000,000
		but≤
		$100,000,000	0.75%	1.75%
III	>	$100,000,000	0.50%	1.50%

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

In addition, commencing on the day that an event of default occurs or availability under the ABL Revolver is less than the greater of 10% of the total borrowing base and $10 million and continuing until no event of default has existed and availability under the ABL Revolver has been greater than such thresholds at all times, in each case, for 30 consecutive days, the Company will be required to maintain a fixed charge coverage ratio of at least 1.0x measured for the last 12-month period. As of March 31, 2015, the Company remained in compliance with all debt covenants. The fixed charge coverage ratio was 1.97 as of March 31, 2015. If none of the covenant triggers have occurred, the impact of falling below the fixed charge coverage ratio would not be a default but instead would limit the Company’s ability to pursue certain operational or financial transactions (e.g. acquisitions).

On February 4, 2014, the Company entered into (i) the First Amendment to the Credit Agreement dated as of February 4, 2014 (“Term Loan Amendment”), among Affinia, JP Morgan Chase Bank, NA, as administrative agent and the lenders party thereto and (ii) the First Amendment to the ABL Credit Agreement dated as of February 4, 2014 (“ABL Amendment”), among Affinia, certain subsidiaries party thereto, the lenders party thereto and Bank of America, N.A, as administrative agent. The Term Loan Amendment and the ABL Amendment are referred to herein collectively as the “Amendments.”

The Amendments, among other things, amend certain negative covenants to permit the sale of the Chassis group and to permit certain restricted payments and loans and advances to Holdings. The Term Loan Amendment also amends certain prepayment terms in connection with the Chassis sale.

Indenture

Senior Notes. In April 2013, Affinia issued $250 million of Senior Notes as part of the refinancing. The Senior Notes accrue interest at the rate of 7.75% per annum, payable semi-annually on May 1 and November 1 of each year. The Senior Notes will mature on May 1, 2021. The terms of the Indenture provide that, among other things, the Senior Notes rank equally in right of payment to all of Affinia’s and all of the Company’s 100% owned current and future domestic subsidiaries (“Guarantors”) existing and future senior debt and senior in right of payment to all of Affinia’s and Guarantors’ existing and future subordinated debt. The Senior Notes are structurally subordinated to all of the liabilities and obligations of the Company’s subsidiaries that do not guarantee the Senior Notes. The Senior Notes are effectively junior in right of payment to all of Affinia’s and the Guarantors’ secured indebtedness, including the Term Loans and the ABL Revolver, to the extent of the value of the collateral securing such indebtedness. The outstanding balance of the Senior Notes at March 31, 2015 was $250 million.

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

Term Loan Facility

In April 2013, the Company entered into a credit facility (the “Term Loan Facility”) consisting of (i) a Term Loan B-1 in an aggregate principal amount of $200 million and (ii) a Term Loan B-2 in an aggregate principal amount of $470 million (collectively the “Term Loans”). The Term Loan B-1 was offered at a price of 99.75%, of its face value, resulting in approximately $199 million of net proceeds for the Term Loan B-1. Term Loan B-2 was offered at a price of 99.50%, of its face value, resulting in approximately $468 million of net proceeds for Term Loan B-2. The $1 million and $2 million original issue discount for Term Loan B-1 and Term Loan B-2, respectively, will be amortized based on the effective interest rate method and included in interest expense until the Term Loans mature. Term Loan B-1 amortizes in quarterly installments in an amount equal to 1.00% per annum, with the balance due on April 25, 2016. Term Loan B-2 amortizes in quarterly installments in an amount equal to 1.00% per annum, with the balance due on April 25, 2020. As of March 31, 2015, $175 million principal amount of Term Loan B-1 was outstanding, net of less than $1 million issue discount which is being amortized until the Term Loan B-1 matures and $367 million principal amount of Term Loan B-2 was outstanding, net of the $2 million issue discount which is being amortized until the Term Loan B-2 matures.

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

CASH FLOW INFORMATION

Operating Cash Flows

Net cash provided by operating activities is summarized in the table below for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Net income (loss)	$5	$(1)
Change in trade accounts receivable	(11)	(56)
Change in inventories	(24)	(8)
Change in other current operating liabilities	22	29
Subtotal	(8)	(36)
Other changes in operating activities	17	15
Net cash provided (used in) by operating activities	$9	$(21)

Net income—Net income increased for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 driven by lower restructuring costs and the currency devaluation recorded in the first quarter of 2014.

Change in trade accounts receivable—The change in trade accounts receivable was an $11 million and $56 million use of cash in the three months ended March 31, 2015 and 2014, respectively. The change in accounts receivable is due to timing of payments and the inclusion of Chassis accounts receivable activity in 2014.

Change in inventories—The change in inventories was a $24 million and $8 million use of cash in the three months ended March 31, 2015 and 2014, respectively. The change in inventories is primarily due to higher inventory balances to support sales growth in 2015.

Investing Cash Flows

Net cash used in investing activities is summarized in the table below for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Additions to property, plant and equipment	$(5)	$(5)
Proceeds from sale of equity method investment	—	4
Net cash used in investing activities	$(5)	$(1)

Financing Cash Flows

Net cash provided by financing activities is summarized in the table below for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Proceeds from (repayment of) other debt	$4	(8)
Payment of deferred financing costs	—	(1)
Other financing activities	(1)	—
Net cash used in financing activities	$3	$(9)

Other Information

The Company owns property in Litchfield, Illinois on which various environmental contaminants have been discovered. These contaminants are self-contained on the property owned by the Company and are not required by law to be remediated. However, the Company is currently exploring options for a voluntary clean-up of the site. The Company placed the site in the Illinois Environmental Protection Agency’s (“IEPA”) voluntary Site Remediation Program and has received IEPA approval of a previously filed Remedial Action Plan (“RAP”) for one portion of the site. An RAP for the other portion of the site is undergoing IEPA review. The approval of the RAPs does not legally bind the Company to remediate the site and the Company is in the process of obtaining quotes for the remediation work on the approved portion. The current cost estimate to complete all of the work included in both RAPs, if the one undergoing IEPA review is approved substantially as submitted, is approximately $4 million. If the Company decides to proceed with the remediation work, it is currently anticipated that the work would be completed by late 2015.

Contractual Obligations

Except as set forth in Note 9 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies” there were no material changes in the Company’s commitments under contractual obligations, as disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2014. The Company’s principal commitments consist of obligations under debt obligations at maturity, under operating lease agreements, and under purchase commitments for property, plant, and equipment.

Off-Balance Sheet Arrangements

The Company has not entered into any off-balance sheet arrangements and does not have any holdings in variable interest entities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the information concerning the Company’s exposures to market risk as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. See Note 6 to the Condensed Consolidated Financial Statements, “Derivatives,” for information with respect to foreign currency risk, interest rate risk and commodity price risk. The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates.

The Company is exposed to various market risks, such as currency exchange and interest rate fluctuation. Where necessary to minimize such risks, the Company may enter into financial derivative transactions; however, the Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

Currency risk

The Company conducts business throughout the world. Although the Company manages its businesses in such a way as to reduce a portion of the risks associated with operating internationally, changes in currency exchange rates may adversely impact Affinia’s results of operations and financial position.

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

The Company’s consolidated results of operations and financial position, as reported in U.S. Dollars, are also affected by changes in currency exchange rates. The results of operations of non-U.S. Dollar functional entities are translated into U.S. Dollars for consolidated reporting purposes each period at the average currency exchange rate experienced during the period. To the extent that the U.S. Dollar may appreciate or depreciate over time, the contribution of non-U.S. Dollar denominated results of operations to our U.S. Dollar reported consolidated earnings will vary accordingly. Therefore, changes in the various local currency exchange rates, as applied to the revenue and expenses of the Company’s non-U.S. Dollar operations may have a significant impact on sales and, to a lesser extent, consolidated net income trends. In addition, a significant portion of the Company’s consolidated financial position is maintained at foreign locations and is denominated in functional currencies other than the U.S. Dollar. The non-U.S. Dollar denominated monetary assets and liabilities are translated into U.S. Dollars at each respective currency’s exchange rate then in effect at the end of each reporting period. The financial impact of the translation process is reflected within the other comprehensive income component of shareholder’s equity. Accordingly, the amounts shown in our consolidated shareholder’s equity account will fluctuate depending upon the cumulative appreciation or depreciation of the U.S. Dollar versus each of the respective functional currencies in which Affinia conducts business. Management seeks to lessen the potential financial impact upon our consolidated results of operations due to exchange rate changes by engaging in business activities or by executing financial derivative transactions intended to mitigate specific transactional underlying currency exposures. Affinia does not engage in activities solely intended to counteract the impact that changes in currency exchange rates may have upon our U.S. Dollar reported statement of financial condition nor does Affinia engage in currency transactions for speculative purposes.

See Note 14 to the Condensed Consolidated Financial Statements, “Venezuela Operations” for a discussion regarding the currency devaluation recorded in the first quarter of 2014 and the fourth quarter of 2014.

Affinia’s foreign currency exchange rate risk management efforts primarily focus upon operationally managing the net amount of non-functional currency denominated monetary assets and liabilities. In addition, the Company routinely executes short-term currency exchange rate forward contracts intended to mitigate the earnings impact related to the re-measurement process. See Note 6 to the Condensed Consolidated Financial Statements, “Derivatives,” for additional information with respect to Affinia’s currency exchange rate derivatives.

Interest rate risk

Affinia is exposed to the risk of rising interest rates to the extent that it funds operations with short-term or variable-rate borrowings. At March 31, 2015, the Company’s $815 million of aggregate debt outstanding consisted of $565 million of floating-rate debt and $250 million of fixed-rate debt.

Pursuant to the Company’s interest rate risk management policy, it actively monitors and manages the fixed versus floating rate debt composition within a specified range. At quarter-end, fixed rate debt comprised 32% of total debt. Based on the amount of floating-rate debt outstanding at March 31, 2015, a 1% rise in interest rates would result in $5 million in incremental interest expense.

ITEM 4.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to reasonably ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934 (the “Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, Affinia conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the quarter ended March 31, 2015.

During the quarter ended March 31, 2015, there were no changes in Affinia’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For further information regarding legal proceedings, see Note 11 to the Condensed Consolidated Financial Statements, “Legal Proceedings” which information is incorporated into this Part II, Item 1 by reference.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect the Company’s business, financial condition or future results. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known or that are not currently deemed to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. There have been no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Date: May 14, 2015