Form 10-Q
period 2015-06-30
Affinia Group Intermediate Holdings Inc.
filed 2015-08-10
CIK 1328655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2015.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 1,000 shares outstanding of the registrant’s common stock as of August 10, 2015 (all of which are privately owned and not traded on a public market).

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

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Affinia Group Intermediate Holdings Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Net sales	$242	$266	$465	$509
Cost of sales	(182)	(191)	(352)	(375)
Gross profit	60	75	113	134
Selling, general and administrative expenses	(37)	(39)	(70)	(79)
Operating profit	23	36	43	55
Other income and expense, net	(1)	(2)	(1)	(10)
Interest expense	(13)	(15)	(26)	(30)
Income from continuing operations before, income tax provision, and noncontrolling interest	9	19	16	15
Income tax provision	(5)	(10)	(9)	(12)
Net income from continuing operations	4	9	7	3
(Loss) income from discontinued operations, net of tax	(4)	26	(2)	31
Net income	—	35	5	34
Less: net income attributable to noncontrolling interest, net of tax	—	—	—	—
Net income attributable to the Company	$—	$35	$5	$34

See accompanying notes to the condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Net income	—	$35	$5	$34
Other comprehensive income (loss), net of tax:
Change in fair value of interest rate swap	1	(3)	(2)	(5)
Reclassification into earnings from interest rate swap	—	—	1	—
Change in fair value of derivatives	1	—	1	—
Reclassification into earnings from derivatives	(1)	—	(1)	—
Change in foreign currency translation adjustments	4	5	(24)	7
Total other comprehensive income (loss)	5	2	(25)	2
Total comprehensive income (loss)	5	37	(20)	36
Less: comprehensive income attributable to noncontrolling interest, net of tax	—	—	—	—
Comprehensive income (loss) attributable to the Company	$5	$37	$(20)	$36

See accompanying notes to the condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(Dollars in millions)	2015	2014
Assets
Current assets:
Cash and cash equivalents	$59	$28
Restricted cash	10	4
Trade accounts receivable, less allowances of $4 million at June 30, 2015 and $4 million at December 31, 2014	96	94
Inventories, net	178	154
Current deferred taxes	12	20
Prepaid taxes	14	22
Other current assets	14	43
Current assets of discontinued operations	157	176
Total current assets	540	541
Property, plant, and equipment, net	109	111
Goodwill	3	3
Other intangible assets, net	49	54
Deferred financing costs	12	14
Deferred income taxes	103	97
Investments and other assets	6	1
Total assets	$822	$821
Liabilities and shareholder's deficit
Current liabilities:
Accounts payable	$107	$102
Notes payable	206	19
Other accrued expenses	55	47
Accrued payroll and employee benefits	15	17
Current liabilities of discontinued operations	46	50
Total current liabilities	429	235
Long-term debt	616	792
Deferred employee benefits and other noncurrent liabilities	14	13
Total liabilities	1,059	1,040
Contingencies and commitments
Shareholder's deficit:
Common stock, $.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	456	455
Accumulated deficit	(616)	(622)
Accumulated other comprehensive loss	(78)	(53)
Total shareholder's deficit of the Company	(238)	(220)
Noncontrolling interest in consolidated subsidiaries	1	1
Total shareholder's deficit	(237)	(219)
Total liabilities and shareholder's deficit	$822	$821

See accompanying notes to the condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30, 2015
(Dollars in millions)	2015	2014
Operating activities
Net income	$5	$34
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11	10
Currency devaluation	—	7
Gain on sale of Chassis Group	—	(21)
Stock-based compensation	2	—
Write-off of unamortized deferred financing costs	—	1
Provision for deferred income taxes	(7)	(21)
Change in trade accounts receivable	(9)	(29)
Change in inventories	(35)	(21)
Change in other current operating assets	42	19
Change in other current operating liabilities	17	33
Change in other	3	(6)
Net cash provided by operating activities	29	6
Investing activities
Proceeds from the sale of the Chassis group	—	140
Proceeds from the sale of an equity method investment	—	4
Change in restricted cash	(6)	—
Additions to property, plant and equipment	(11)	(11)
Net cash (used in) provided by investing activities	(17)	133
Financing activities
Proceeds from other debt	14	—
Repayments of other debt	(1)	(9)
Repayment of term loans	—	(78)
Distribution to our shareholders	—	(45)
Other financing activities	(1)	—
Net cash provided by (used in) financing activities	12	(132)
Effect of exchange rates on cash	(4)	(4)
Increase in cash and cash equivalents	20	3
Cash and cash equivalents at beginning of the period	45	101
Cash and cash equivalents at end of the period	$65	$104

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

The Company is wholly-owned by Affinia Group Holdings Inc. (“Holdings”), a company controlled by affiliates of The Cypress Group, L.L.C. (“Cypress”).

As discussed further in Note 5 to the Condensed Consolidated Financial Statements, “Discontinued Operation”, in the second quarter of 2015, management committed to a plan to sell the Brazilian operations of the Affinia South America (“ASA”) segment. Accordingly, the results of these businesses have been included as a component of discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented.

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

3. NEW ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Issued But Not Yet Adopted

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03 “Simplifying the Presentation of Debt Issuance Costs.”  ASU 2015-03 changes the presentation of the debt issuance costs in the financial statements by presenting the costs as a direct deduction from the related debt liability rather than as an asset.  Amortization of the costs will be reported as interest expense.  This ASU is effective for reporting periods beginning after December 15, 2015.  Early adoption is permitted.  The impact of the new ASU would be a reclassification from deferred financing costs to long-term debt in the period of adoption, applied retrospectively.  As of June 30, 2015 the deferred financing costs balance was $12 million.

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

Adopted Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 amends the definition of a discontinued operation in Accounting Standards Codification (“ASC”) 205-20 and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued operations criteria. The FASB issued the ASU to provide more decision-useful information and to make it more difficult for a disposal transaction to qualify as a discontinued operation. In addition, the ASU requires entities to reclassify assets and liabilities of a discontinued operation for all comparative periods in the statement of financial position, as well as significant changes to the presentation requirements within the statement of cash flows. This ASU is effective for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014. Early adoption is permitted. See Note 5 to the Consolidated Financial Statements, “Discontinued Operations” for the impact of this accounting pronouncement.

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

ASA focuses on distributing and manufacturing brake, suspension, driveshaft and U-joint components, water and fuel pumps, filters, engine products, motorcycle products, accessories and other critical aftermarket components through its operations in Argentina, Brazil, Uruguay and historical operations in Venezuela, which was closed in the second quarter of 2014. During the second quarter of 2015, management committed to a plan to sell the Brazilian operations within ASA, which is comprised of Automotiva and Pellegrino (“ASA Brazil”) and accordingly the results of that disposal group have been included as a component of discontinued operations and excluded from the tables below.  See Note 5 to the Consolidated Financial Statements, “Discontinued Operation” for further information regarding ASA Brazil. Since ASA Brazil meets the criteria of assets held for sale under ASC Topic 205, “Presentation of Financial Statements,” (“ASC 205”), the results of operations have been reflected as discontinued operations for all periods presented.  Currently, the ASA segment consists of continuing operations in Argentina and Uruguay, as well as the results of the Venezuela operations prior to shut down in the second quarter of 2014.

The following table presents financial information for each of our reportable segments, as well as for corporate, eliminations and other, and on a consolidated basis:

	Three Months Ended June 30, 2015				Three Months Ended June 30, 2014
(Dollars in millions)	Filtration	ASA	Corporate, Eliminations & Other	Consolidated	Filtration	ASA	Corporate, Eliminations & Other	Consolidated
Net Sales	$230	$12	$—	$242	$251	$15	$—	$266
Operating Profit	35	2	(14)	23	47	3	(14)	36

	Six Months Ended June 30, 2015				Six Months Ended June 30, 2014
(Dollars in millions)	Filtration	ASA	Corporate, Eliminations & Other	Consolidated	Filtration	ASA	Corporate, Eliminations & Other	Consolidated
Net Sales	$444	$21	$—	$465	$484	$25	$—	$509
Operating Profit	63	4	(24)	43	79	6	(30)	55

5. DISCONTINUED OPERATIONS

As described further below in the second quarter of 2015, management committed to a plan to sell its Brazilian operations within ASA. In accordance with ASC 205 this portion of the ASA segment met the definition of a disposal group at the time management committed to a plan to sell and, accordingly, the results of operations have been classified as a component of discontinued operations for all periods presented as this disposal represents a strategic shift that will have a significant effect on the Company’s operations and financial results.

On June 12, 2015, Affinia Canada ULC and Affinia Southern Holdings LLC (collectively, “Sellers”), wholly-owned indirect subsidiaries of Affinia Group Intermediate Holdings Inc. (the “Company”), entered into two separate purchase and sale agreements (the “Purchase Agreements”) to sell their equity interests in each of Pellegrino Distribuidora de Autopecas Ltda. (“Pellegrino”) and Affinia Automotiva Ltda. (“Automotiva”).  The purchasers under the Pellegrino Purchase Agreement are Distribuidora Automotiva S.A. and Car Central De Autopecas e Rolamentos Ltda. (the “Pellegrino Purchasers”) and the purchasers under the Automotiva Purchase Agreement are Auto Norte Distribuidora de Pecas Ltda., Cobra Rolamentos e Autopecas Ltda., Distribuidora Automotiva S.A., Jorge C. Schertel, Pedro Molina Quaresma and Sedim-Administracao e Participacoes Ltda. (the “Automotiva Purchasers”)  The closing of each sale is contingent on the simultaneous closing of the other sale, unless waived by the Sellers, and the closing of each sale is contingent on customary closing conditions, including antitrust clearance under Brazilian law.

The purchase price to Sellers for the sale of each of Pellegrino and Automotiva will be paid in Brazilian Reals.  The Pellegrino purchase price is 215,000,000 Brazilian Reals and the purchase price for the sale of Automotiva is 146,285,000 Brazilian Reals (in each case, the “Base Purchase Price”), and, in each case, plus or minus an adjustment reflecting (i) an estimate of interim profits or losses, as applicable, of the Sellers related to the Pellegrino or Automotiva business, respectively, each calculated in accordance with a process established in the respective Purchase Agreement, and (ii) minus a percentage of certain claims that may arise after signing and before closing.  After closing, the parties will determine a final purchase price reflecting the actual interim profits and losses and such claims, as well as other adjustments, calculated in accordance with a process established in the respective Purchase Agreement.

This transaction is expected to close in the third quarter of 2015.  The gain on sale of ASA Brazil will be dependent on the exchange rate in effect at the date of closing, as well as the impact of the adjustments at closing described above.  The proceeds from sale are required to be used to pay down the Company’s outstanding debt.  The Consolidated Statements of Cash Flows were not adjusted to reflect this operation as a discontinued operation for any period presented.

The following table shows the net sales, cost of sales, gross profit, selling general and administrative expenses, operating profit, income before tax provision, income tax provision and net income that are included within Income from discontinued operations, net of tax on the Condensed Consolidated Statement of Operations associated with the ASA Brazil disposal group:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Net sales	$79	$100	$159	$188
Cost of sales	$(66)	$(80)	$(131)	$(151)
Gross profit	13	20	28	37
Selling, general and administrative expenses	$(9)	$(14)	$(19)	$(25)
Operating profit	$4	$6	$9	$12
Income from continuing operations before, income tax provision, and noncontrolling interest	4	6	9	12
Income tax provision(1)	8	1	11	3
Net (loss) income	$(4)	$5	$(2)	$9
(1)	The amount includes $7 million of additional tax expense recorded in the second quarter of 2015 as a result of capital gains tax associated with the pending sale of ASA Brazil.

The following tables shows the ASA Brazil disposal group’s asset and liabilities that are included in assets of discontinued operations and liabilities of discontinued operations on the Condensed Consolidated Balance Sheets:

	June 30,	December 31,
(Dollars in millions)	2015	2014
Cash and cash equivalents	$5	$17
Trade accounts receivable	49	52
Inventories, net	60	60
Other current assets	18	20
Property, plant, and equipment, net	10	12
Other assets	15	15
Current assets of discontinued operations	$157	$176
Accounts payable	34	36
Other accrued expenses	12	14
Current liabilities of discontinued operations	$46	$50

The following table shows the depreciation, amortization and capital expenditures that are included within the consolidated statement of cash flow associated with the ASA Brazil disposal group.

	Six Months Ended June 30,
(Dollars in millions)	2015	2014
Depreciation and amortization	$1	$1
Capital Expenditures	$1	$1

In the fourth quarter of 2013, management committed to a plan to sell the Chassis group. Pursuant to ASC 205, the Chassis group met the definition of a disposal group at the time management committed to a plan to sell the group and, accordingly, the results of operations of the Chassis group have been classified as a component of discontinued operations. On January 21, 2014, Affinia entered into an Asset Purchase Agreement, as amended, with Federal-Mogul Chassis LLC (formerly known as VCS Quest Acquisition LLC) (“FM Chassis”), an affiliate of Federal-Mogul Corporation, pursuant to which FM Chassis agreed to purchase the Chassis group. This transaction closed on May 1, 2014. The Consolidated Statements of Cash Flows were not adjusted to reflect this group as a discontinued operation for any period presented.

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

The following table shows the Chassis group’s net sales, income before tax provision, income tax provision and net income that are included within Income from discontinued operations, net of tax on the Condensed Consolidated Statements of Operations associated with the Chassis disposal group:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Net sales	$—	$17	$—	$64
Income from continuing operations before, income tax provision, and noncontrolling interest	—	3	—	5
Income tax provision	—	1	—	2
Net income	$—	$2	$—	$3

In addition to the amounts reflected in the tables above associated with the ASA Brazil and Chassis Group, (Loss) income from discontinued operations on the Condensed Consolidated Statement of Operations includes additional amounts of $19 million for both the three and six months ended June 30, 2014.  These additional amounts include the pre-tax gain on the sale of the Chassis group discussed above.

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

All derivative instruments are recorded at fair value as assets or liabilities on the Condensed Consolidated Balance Sheets.  Fair value is determined using observable market data provided by recognized independent third-party financial information providers and is based upon Level 2 inputs under the fair value hierarchy within ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”). There are no cash collateral requirements related to any of the Company’s open derivative instruments.

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

Prior to the third quarter of 2014, the Company did not formally designate foreign currency forward contracts as hedges for accounting purposes and, accordingly, changes in the fair value of these contracts were recognized in current period earnings.  Beginning in the third quarter of 2014, the Company entered into foreign currency forward contracts for anticipated future transactions and these contracts are designated as cash flow hedges.  In accordance with ASC 815, the effective portion of these cash flow hedges are included as a component of AOCI until the underlying transaction impacts earnings.  At the time the underlying transaction impacts earnings, the Company will de-designate the hedging instrument and reflect the change in fair value in current earnings to offset the remeasurement impact of the gross receivable or payable balance until the underlying transaction is settled.

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

Notional Amounts

The table below shows notional amounts associated with currency forward contracts and interest rate swaps as June 30, 2015 and December 31, 2014:

(Dollars in millions)	June 30, 2015	December 31, 2014
Foreign Currency Forward Contracts	75	$70
Interest Rate Contracts	300	300

The following table shows the fair value of interest rate derivatives and the line items in the Condensed Consolidated Balance Sheets where they are reported.  The fair value of foreign currency forward contracts were insignificant at both June 30, 2015 and December 31, 2014.

	June 30, 2015		December 31, 2014
(Dollars in millions)	Asset	Liability	Asset	Liability
Derivative Designated as Hedging Instruments
Interest Rate Contracts
Other current assets	$—	$—	$2	$—
Other accrued expenses	—	$—	—	$—
Total Derivatives Designated as Hedging Instruments	$—	$—	$2	$—

The following table shows the gains and losses recognized on de-designated derivatives and the line items on the Condensed Consolidated Statements of Operations where the pretax gains and losses were reported.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Location of Pretax (Losses) Recognized in Earnings
Foreign Currency Forward Contracts
Other income and expense, net	$—	$(2)	$1	$(1)
Total Pretax (Losses) Recognized in Earnings	$—	$(2)	$1	$(1)

The following table shows the gains and losses recognized on cash flow hedges and the line items on the Condensed Consolidated Statements of Operations where such gains and losses are included when reclassified from AOCI.  Amounts for interest rate contracts are reclassified to earnings as interest expense over the term of the related debt.  Amounts for foreign currency forward contracts are reclassified to earnings within other income and expense, net as the underlying transactions impact earnings.  Amounts associated with foreign currency forward contracts were insignificant during the three months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Pretax Gains (Losses) Recorded in AOCI
Interest Rate Contracts	$2	$(4)	$(2)	$(7)
Total Pretax Gains (Losses) Recorded in AOCI	$2	$(4)	$(2)	$(7)

Location of Pretax (Losses) Reclassified from AOCI into Earnings
Interest Rate Contracts
Interest Expense	$1	$—	$1	$—
Total Pretax (Losses) Recognized in Earnings	$1	$—	$1	$—

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

Fair Value of Debt at June 30, 2015

(Dollars in millions)	Book Value of Debt	Fair Value Factor	Fair Value of Debt
Senior notes, due May 2021(1)	$250	103.13%	$258
Term Loan B-1, due April 2016(1)	175	99.38%	174
Term Loan B-2, due April 2020(1)	366	100.00%	366
ABL Revolver, due April 2018(2)	—	100.00%	—
Other debt(2)	31	100.00%	31
Total fair value of debt at June 30, 2015			$829

Fair Value of Debt at December 31, 2014

	Book Value	Fair Value	Fair Value
(Dollars in millions)	of Debt	Factor	of Debt
Senior notes, due May 2021(1)	$250	102.50%	$256
Term Loan B-1, due April 2016(1)	175	97.88%	171
Term Loan B-2, due April 2020(1)	367	97.00%	356
ABL revolver, due April 2018(2)	—	100.00%	—
Other debt(2)	19	100.00%	19
Total fair value of debt at December 31, 2014			$802

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

A financial covenant exists under the ABL Revolver that would be triggered if excess availability under the ABL Revolver is less than the greater of 10% of the total borrowing base and $10 million. If the covenant trigger were to occur, the Company would be required to satisfy and maintain a fixed charge coverage ratio of at least 1.00x, measured for the last twelve-month period. As of June 30, 2015, none of the covenant triggers had occurred. The impact of falling below the fixed charge coverage ratio would not be a default but would trigger the imposition of restrictions on the Company’s ability to pursue certain operational or financial transactions (e.g. asset dispositions, dividends and acquisitions).

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

(Dollars in millions)	At June 30, 2015	At December 31, 2014
Raw materials	$66	$58
Work-in-process	13	16
Finished goods	99	80
	$178	$154

9. COMMITMENTS AND CONTINGENCIES

A reconciliation of the changes in the Company’s return reserves, which is included in Other accrued expenses in the Condensed Consolidated Balance Sheets, is presented in the following table.

	Six Months Ended
	June 30,
(Dollars in millions)	2015	2014
Beginning balance	$4	$6
Amounts charged to revenue	5	4
Returns processed	(4)	(5)
Ending balance	$5	$5

As previously disclosed, the Company has conducted a review of certain allegations arising in connection with business operations involving its subsidiaries in Poland and Ukraine. The allegations raise issues involving potential improper payments in connection with governmental approvals, permits, or other regulatory areas and possible conflicts of interest. The Company’s review, which the Company considers to be complete, has been supervised by the Audit Committee of Affinia’s Board of Directors and has been conducted with the assistance of outside professionals. Affinia voluntarily self-reported on these matters to the U.S. Department of Justice and the U.S. Securities and Exchange Commission and has cooperated fully with the U.S. government. No determination may yet be made as to whether, in connection with the circumstances surrounding the review, Affinia may become subject to any fines, penalties and/or other charges imposed by any governmental authority, or any other damages or costs that may arise in connection with those circumstances.

.

10. INCOME TAXES

The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $1 million as of both June 30, 2015 and December 31, 2014. The Company recognizes interest related to unrecognized tax benefits in interest expense and recognizes penalties as part of the income tax provision. As of June 30, 2015, the Company’s accrual for interest and penalties was less than $1 million. The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. For jurisdictions in which Affinia transacts significant business, tax years ended December 31, 2004 and later remain subject to examination by tax authorities. The Company does not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

The effective tax rate was 56% for the three months ended June 30, 2015, compared to 53% for the three months ended June 30, 2014.  The increase is attributable to an increase in income earned in jurisdictions with higher income tax rates. The effective tax rate was 56% for the six months ended June 30, 2015 compared to 80% for the six months ended June 30, 2014. The decrease in the effective tax rate was attributable to a decrease in income earned in jurisdictions with lower income tax rates. Additionally, in the first quarter of 2014, the Company recorded a currency devaluation of $7 million for the Venezuelan operations. This was a non-deductible item for income tax purposes.

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

The Company has various accruals for civil liability, including product liability, and other costs. If there is a range of equally probable outcomes, Affinia accrues at the lower end of the range. The Company had $2 million accrued as of both June 30, 2015 and December 31, 2014. These amounts are reflected in Other accrued expenses within the Condensed Consolidated Balance Sheets.

In addition, the continuing operations of Affinia have various other claims that are reasonably possible of occurrence for which the aggregate maximum exposure to loss is estimated at less than $1 million. There are currently no reserves associated with these claims.

The Company owns property in Litchfield, Illinois on which various historic environmental contaminants have been discovered. These contaminants are self-contained on the property and, with the exception of a small area with polychlorinated biphenyl (PCB) impact, are not required by law to be remediated.  The Company entered the site into the Illinois Environmental Protection Agency’s (“IEPA”) voluntary Site Remediation Program and has received IEPA approval of a previously filed Remedial Action Plan (“RAP”) for one portion of the site that is associated with the voluntary clean-up actions.  The remediation for that portion of the site commenced in June 2015 and is expected to be completed in September 2015. A RAP for the other portion of the site, including where PCBs are located, is being prepared and will be submitted to IEPA, the Army Corps of Engineers and the U.S. Environmental Protection Agency.  It is currently anticipated that such RAP will be submitted in the Fall of 2015.  The Company’s objective is to obtain a combination of comprehensive and focused No Further Remediation (NFR) letters for the Site. The current cost estimate to complete all of the voluntary work included in the approved RAP and expected to be included in the second RAP, including costs already incurred, is approximately $4 million.  Since soil sampling and testing is not yet complete and a full site remediation study has not been issued on the area associated with the legally required PCB clean-up, the Company cannot currently reasonably estimate the cost of the PCB clean-up.  It is not expected that the cost associated with this clean-up will have a material impact on the Company’s results of operations, financial position or cash flows.  There are currently no reserves associated with these cost estimates.

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

	Six Months Ended June 30,
(Dollars in millions)	2015	2014
Gross accounts receivable factored	$193	$257
Expenses associated with factoring of receivables	1	2

Accounts receivable factored by Affinia are accounted for as a sale and removed from the balance sheet at the time of factoring, with the cost associated with the factoring program presented in Other income and expense, net in the Condensed Consolidated Statement of Operations.

13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, for the three and six months ended June 30, 2015:

		Foreign
		currency	Interest
	Pension	translation	Rate		Total
(Dollars in millions)	adjustments	adjustment	Swap	Derivative	AOCI
Balance at April 1, 2015	$—	$(82)	$(1)	$—	$(83)
Other comprehensive income before reclassifications, net of tax	—	4	1	1	6
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	(1)	(1)
Net current period other comprehensive income	—	4	1	—	5
At June 30, 2015	$—	$(78)	$—	$—	$(78)

		Foreign
		currency	Interest
	Pension	translation	Rate		Total
(Dollars in millions)	adjustments	adjustment	Swap	Derivative	AOCI
Balance at January 1, 2015	$—	$(54)	$1	$—	$(53)
Other comprehensive (loss) income before reclassifications, net of tax	—	(24)	(2)	1	(25)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	1	(1)	—
Net current period other comprehensive loss	—	(24)	(1)	—	(25)
At June 30, 2015	$—	$(78)	$—	$—	$(78)

Changes in AOCI income (loss) by component, net of tax, for the three and six and six months ended June 30, 2014:

		Foreign
		currency	Interest
	Pension	translation	Rate	Total
(Dollars in millions)	adjustments	adjustment	Swap	AOCI
Balance at April 1, 2014	$(1)	$(24)	$5	$(20)
Other comprehensive income (loss) before reclassifications, net of tax	—	5	(3)	2
Net current period other comprehensive income (loss)	—	5	(3)	2
At June 30, 2014	$(1)	$(19)	$2	$(18)

		Foreign
		currency	Interest
	Pension	translation	Rate	Total
(Dollars in millions)	adjustments	adjustment	Swap	AOCI
Balance at January 1, 2014	$(1)	$(26)	$7	$(20)
Other comprehensive income (loss) before reclassifications, net of tax	—	7	(5)	2
Net current period other comprehensive income (loss)	—	7	(5)	2
At June 30, 2014	$(1)	$(19)	$2	$(18)

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

In the fourth quarter of 2014, the Company recorded an immaterial devaluation to reflect the movement in the SICAD1 rate from 10.7 VEF to 12.0 VEF to 1 U.S. Dollar. During the first quarter of 2015, management continued to apply the rate of 12.0 VEF to 1 U.S. Dollar. However, in February 2015, the Marginal Currency System (“Simadi”) mechanism was introduced and implemented as part of law, resulting in the elimination of the SICAD 2 rate. The Simadi rate is a free market exchange where the rate is derived from daily private bidders and buyers exchanging offers through authorized agents and approved and published by the Venezuelan Central Bank. To date, the Company has had very limited participation in the Simadi markets as a result of successful participation in multiple SICAD1 auctions.  At June 30, 2015, the Simadi rate was approximately 197 VEF to 1 U.S. Dollar.  During the second quarter of 2015, the Company recorded an immaterial devaluation to reflect the movement in the SICAD 1 rate from 12.0 VEF to 12.8 VEF to 1 U.S. Dollar as a result of management’s successful participation in a SICAD 1 auction at a rate of 12.8 VEF to 1 U.S. Dollar, which was a 6.7% depreciation over the last auction held in the fourth quarter of 2014.  Management will continue to monitor the exchange rate mechanism in Venezuela, as well as the Company’s ability to continue to successfully access U.S. Dollar at a SICAD 1 rate to determine whether a different exchange rate should be used in future periods, which would result in further devaluation charges being recorded.

In the second quarter of 2015, the Company’s Venezuelan subsidiaries represented approximately 9% of the Company’s consolidated net sales. The Venezuelan subsidiaries have total assets and liabilities of less than 5% of the Company’s total consolidated assets and liabilities at June 30, 2015.

.

15. RESTRUCTURING OF OPERATIONS

Affinia’s restructuring activities, as described below, were undertaken to execute management’s strategy, streamline operations and to ultimately achieve net cost reductions. Costs related to these restructuring activities are reflected within Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. The restructuring charges consist of employee termination costs, other exit costs and impairment costs. Severance costs are being accounted for in accordance with ASC Topic 420, “Exit or Disposal Cost Obligations” and ASC Topic 712, “Compensation—Nonretirement Postemployment Benefits.”  In October 2013, Affinia announced that it would relocate its Ann Arbor, Michigan corporate headquarters to Gastonia, North Carolina, which is the location of the Filtration segment. The Company recorded an accrual of $1 million as of December 31, 2014 related to the relocation. The transition to the new corporate headquarters was substantially completed by the end of the second quarter of 2014. On August 29, 2014, the Company and CQ Sourcing, Inc. (“CQ Sourcing”) agreed to end their current relationship effective as of December 31, 2014.  CQ Sourcing is a subsidiary of General Parts International, Inc. that owns and operates stores under the CARQUEST brand and provides services to independently owned stores that operate under the CARQUEST brand.  The Company recorded an accrual of $1 million as of December 31, 2014 related to the ending of this relationship.  The following summarizes the restructuring charges and activity for the Company:

(Dollars in millions)	Total
Balance at December 31, 2014	$3
Charges to expense:
Employee termination benefits	1
Reductions to liability:
Cash payments	(2)
Balance at June 30, 2015	$2

16. STOCK INCENTIVE PLAN

Restricted Stock Units

During the six months ended June 30, 2015, 19,639 time-based Restricted Stock Units (“RSU”) vested and, of these vested awards, 7,856 were cash settled by the Company. Pursuant to the terms of the RSUs awards, 7,856 new performance-based RSUs were subsequently issued to the holders. The performance-based RSUs granted carry the same vesting terms and conditions as previously issued performance-based RSU awards.

In the second quarter of 2015, the Company granted 5,000 restricted stock units which carry the same terms of previously issued awards.

A rollforward of the outstanding RSU awards at June 30, 2015 is as follows:

Outstanding at December 31, 2014	184,305
Granted	12,856
Vested	(19,639)
Forfeited/expired	(4,237)
Outstanding at June 30, 2015	173,285

During the six months ended June 30, 2015, $2 million of stock-based compensation expense was recognized associated with outstanding time-based RSUs.  There was no stock-based compensation expense recognized during the six months ended June 30, 2014.

17. FINANCIAL INFORMATION FOR GUARANTORS AND NON-GUARANTORS

Holdings (presented as Parent in the following schedules), through its 100% owned subsidiary, Affinia (presented as Issuer in the following schedules), issued $250 million of Senior Notes on April 25, 2013. As of June 30, 2015, there were $250 million of Senior Notes outstanding. The notes were offered only to qualified institutional buyers and certain persons in offshore transactions.

The Senior Notes are fully, irrevocably, unconditionally and jointly and severally guaranteed on a senior unsecured basis by the Company’s current and future domestic subsidiaries (the “Guarantors”). The Senior Notes are general obligations of the Issuer and guaranteed by the Parent and the Guarantors.

The following unaudited information presents Condensed Consolidating Statements of Operations for the three and six months ended June 30, 2015 and 2014, Condensed Consolidating Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, Condensed Consolidating Balance Sheets as of June 30, 2015 and December 31, 2014 and Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2015 and 2014 of (i) the Parent, (ii) the Issuer, (iii) the Guarantors, (iv) the Non-Guarantors, and (v) eliminations to arrive at the information for the Company on a consolidated basis.

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statements of Operations

For the Three Months Ended June 30, 2015

				Non-		Consolidated
(Dollars in millions)	Parent	Issuer	Guarantor	Guarantor	Eliminations	Total
Net sales	$—	$—	$157	$127	$(42)	$242
Cost of sales	—	—	(126)	(98)	42	(182)
Gross profit	—	—	31	29	—	60
Selling, general and administrative expenses	—	(12)	(14)	(11)	—	(37)
Operating profit (loss)	—	(12)	17	18	—	23
Other income and expense, net	—	(1)	(1)	1	—	(1)
Interest expense	—	(12)	—	(1)	—	(13)
Income (loss) before income tax provision, equity in income, net of tax and noncontrolling interest	—	(25)	16	18	—	9
Income tax provision	—	(4)	—	(1)	—	(5)
Equity in income, net of tax	—	29	13	—	(42)	—
Net income (loss) from continuing operations	—	—	29	17	(42)	4
Income (loss) from discontinued operations, net of tax	—	—	—	(4)	—	(4)
Net income (loss)	—	—	29	13	(42)	—
Less: net income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—
Net income (loss) attributable to the Company	—	—	29	13	(42)	—

Guarantor Condensed

Consolidating Statements of Comprehensive Income (Loss)

For the Three Months Ended June 30, 2015

				Non-		Consolidated
(Dollars in millions)	Parent	Issuer	Guarantor	Guarantor	Eliminations	Total
Net income (loss)	$—	$—	$29	$13	$(42)	$—
Other comprehensive income (loss), net of tax:
Change in the fair value of interest rate swap	1	1	—	—	(1)	1
Reclassification into earnings from interest rate swap	—	—	—	—	—	—
Change in the fair value of derivatives	1	1	—	—	(1)	1
Reclassification into earnings for derivatives	(1)	(1)	—	—	1	(1)
Change in foreign currency translation adjustments	4	4	—	4	(8)	4
Total other comprehensive income (loss)	5	5	—	4	(9)	5
Total comprehensive income (loss)	5	5	29	17	(51)	5
Less: comprehensive income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—
Comprehensive income (loss) attributable to the Company	$5	$5	$29	$17	$(51)	$5

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statements of Operations

For the Six Months Ended June 30, 2015

				Non-		Consolidated
(Dollars in millions)	Parent	Issuer	Guarantor	Guarantor	Eliminations	Total
Net sales	$—	$—	$314	$229	$(78)	$465
Cost of sales	—	—	(253)	(177)	78	(352)
Gross profit	—	—	61	52	—	113
Selling, general and administrative expenses	—	(21)	(29)	(20)	—	(70)
Operating profit (loss)	—	(21)	32	32	—	43
Other income and expense, net	—	(2)	(1)	2	—	(1)
Interest expense	—	(25)	—	(1)	—	(26)
Income (loss) before income tax provision, equity in income, net of tax and noncontrolling interest	—	(48)	31	33	—	16
Income tax provision	—	(4)	—	(5)	—	(9)
Equity in income, net of tax	5	57	26	—	(88)	—
Net income (loss) from continuing operations	5	5	57	28	(88)	7
Income (loss) from discontinued operations, net of tax	—	—	—	(2)	—	(2)
Net income (loss)	5	5	57	26	(88)	5
Less: net income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—
Net income (loss) attributable to the Company	$5	$5	$57	$26	$(88)	$5

Guarantor Condensed

Consolidating Statements of Comprehensive Income (Loss)

For the Six Months Ended June 30, 2015

				Non-		Consolidated
(Dollars in millions)	Parent	Issuer	Guarantor	Guarantor	Eliminations	Total
Net income (loss)	$5	$5	$57	$26	$(88)	$5
Other comprehensive income (loss), net of tax:
Change in the fair value of interest rate swap	(2)	(2)	—	—	2	(2)
Reclassification into earnings from interest rate swap	1	1	—	—	(1)	1
Change in the fair value of derivatives	1	1	—	—	(1)	1
Reclassification into earnings for derivatives	(1)	(1)	—	—	1	(1)
Change in foreign currency translation adjustments	(24)	(24)	—	(24)	48	(24)
Total other comprehensive income (loss)	(25)	(25)	—	(24)	49	(25)
Total comprehensive income (loss)	(20)	(20)	57	2	(39)	(20)
Less: comprehensive income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—
Comprehensive income (loss) attributable to the Company	$(20)	$(20)	$57	$2	$(39)	$(20)

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statements of Operations

For the Three Months Ended June 30, 2014

				Non-		Consolidated
(Dollars in millions)	Parent	Issuer	Guarantor	Guarantor	Eliminations	Total
Net sales	$—	$—	$177	$130	$(41)	$266
Cost of sales	—	—	(138)	(94)	41	(191)
Gross profit	—	—	39	36	—	75
Selling, general and administrative expenses	—	(10)	(16)	(13)	—	(39)
Operating profit (loss)	—	(10)	23	23	—	36
Other income and expense, net	—	(1)	4	(5)	—	(2)
Interest expense	—	(15)	—	—	—	(15)
Income (loss) before income tax provision, equity in income, net of tax and noncontrolling interest	—	(26)	27	18	—	19
Income tax provision	—	(4)	—	(6)	—	(10)
Equity in income, net of tax	35	65	19	—	(119)	—
Net income (loss) from continuing operations	35	35	46	12	(119)	9
Income (loss) from discontinued operations, net of tax	—	—	19	7	—	26
Net income (loss)	35	35	65	19	(119)	35
Less: net income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—
Net income (loss) attributable to the Company	35	35	65	19	(119)	35

Guarantor Condensed

Consolidating Statements of Comprehensive Income (Loss)

For the Three Months Ended June 30, 2014

				Non-		Consolidated
(Dollars in millions)	Parent	Issuer	Guarantor	Guarantor	Eliminations	Total
Net income (loss)	$35	$35	$65	$19	$(119)	$35
Other comprehensive income (loss), net of tax:
Change in the fair value of interest rate swap	(3)	(3)	—	—	3	(3)
Change in foreign currency translation adjustments	5	5	—	5	(10)	5
Total other comprehensive (loss) income	2	2	—	5	(7)	2
Total comprehensive income (loss)	37	37	65	24	(126)	37
Less: comprehensive income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—
Comprehensive income (loss) attributable to the Company	$37	$37	$65	$24	$(126)	$37

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statements of Operations

For the Six Months Ended June 30, 2014

				Non-		Consolidated
(Dollars in millions)	Parent	Issuer	Guarantor	Guarantor	Eliminations	Total
Net sales	$—	$—	$347	$243	$(81)	$509
Cost of sales	—	—	(274)	(182)	81	(375)
Gross profit	—	—	73	61	—	134
Selling, general and administrative expenses	—	(22)	(34)	(23)	—	(79)
Operating profit (loss)	—	(22)	39	38	—	55
Other income and expense, net	—	(2)	(1)	(7)	—	(10)
Interest expense	—	(29)	—	(1)	—	(30)
Income (loss) before income tax provision, equity in income, net of tax and noncontrolling interest	—	(53)	38	30	—	15
Income tax provision	—	(3)	—	(9)	—	(12)
Equity in income, net of tax	34	90	33	—	(157)	—
Net income (loss) from continuing operations	34	34	71	21	(157)	3
Income (loss) from discontinued operations, net of tax	—	—	19	12	—	31
Net income (loss)	34	34	90	33	(157)	34
Less: net income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—
Net income (loss) attributable to the Company	34	34	90	33	(157)	34

Guarantor Condensed

Consolidating Statements of Comprehensive Income (Loss)

For the Six Months Ended June 30, 2014

				Non-		Consolidated
(Dollars in millions)	Parent	Issuer	Guarantor	Guarantor	Eliminations	Total
Net income (loss)	$34	$34	$90	$33	$(157)	$34
Other comprehensive income (loss), net of tax:
Change in the fair value of interest rate swap	(5)	(5)	—	—	5	(5)
Change in foreign currency translation adjustments	7	7	—	7	(14)	7
Total other comprehensive income (loss)	2	2	—	7	(9)	2
Total comprehensive income (loss)	36	36	90	40	(166)	36
Less: comprehensive income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—
Comprehensive income (loss) attributable to the Company	$36	$36	$90	$40	$(166)	$36

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Balance Sheets

June 30, 2015

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$20	$—	$39	$—	$59
Restricted cash	—	—	—	10	—	10
Accounts receivable	—	—	38	58	—	96
Inventories, net	—	—	107	71	—	178
Other current assets	—	15	1	24	—	40
Current assets of discontinued operations	—	—	—	157	—	157
Total current assets	—	35	146	359	—	540
Property, plant and equipment, net	—	—	56	53	—	109
Investments and other assets	—	123	37	13	—	173
Intercompany investments	(238)	433	766	—	(961)	—
Intercompany (payables) receivables	—	(9)	(481)	490	—	—
Total assets	$(238)	$582	$524	$915	$(961)	$822
Liabilities and shareholder's equity
Current liabilities:
Accounts payable	$—	$9	$68	$30	$—	$107
Notes payable	—	175	—	31	—	206
Other accrued expenses	—	12	17	26	—	55
Accrued payroll and employee benefits	—	1	6	8	—	15
Current liabilities of discontinued operations	—	1	—	45	—	46
Total current liabilities	—	198	91	140	—	429
Long-term debt	—	616	—	—	—	616
Deferred employee benefits and noncurrent liabilities	—	5	—	9	—	14
Total liabilities	—	819	91	149	—	1,059
Total shareholder's (deficit) equity	(238)	(237)	433	766	(961)	(237)
Total liabilities and shareholder's (deficit) equity	$(238)	$582	$524	$915	$(961)	$822

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Balance Sheets

December 31, 2014

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$10	$—	$18	$—	$28
Restricted cash	—	—	—	4	—	4
Accounts receivable	—	—	44	50	—	94
Inventories, net	—	—	98	56	—	154
Other current assets	—	44	1	40	—	85
Current assets of discontinued operations	—	—	—	176	—	176
Total current assets	—	54	143	344	—	541
Property, plant and equipment, net	—	1	57	53	—	111
Investments and other assets	—	121	36	12	—	169
Intercompany investments	(220)	388	749	—	(917)	—
Intercompany receivables (payables)	—	48	(508)	460	—	—
Total assets	$(220)	$612	$477	$869	$(917)	$821
Liabilities and shareholder's equity
Current liabilities:
Accounts payable	$—	$10	$70	$22	$—	$102
Notes payable	—	—	—	19	—	19
Other accrued expenses	—	15	15	17	—	47
Accrued payroll and employee benefits	—	9	4	4	—	17
Current liabilities of discontinued operations	—	—	—	50	—	50
Total current liabilities	—	34	89	112	—	235
Long-term debt	—	792	—	—	—	792
Deferred employee benefits and noncurrent liabilities	—	5	—	8	—	13
Total liabilities	—	831	89	120	—	1,040
Total shareholder's (deficit) equity	(220)	(219)	388	749	(917)	(219)
Total liabilities and shareholder's (deficit) equity	$(220)	$612	$477	$869	$(917)	$821

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2015

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Elimination	Consolidated Total
Operating activities
Net cash provided by operating activities	$—	$11	$5	$13	$—	$29
Investing activities
Change in restricted cash	—	—	—	(6)	—	(6)
Additions to property, plant and equipment	—	—	(5)	(6)	—	(11)
Net cash used in investing activities	—	—	(5)	(12)	—	(17)
Financing activities
Proceeds of other debt	—	—	—	14	—	14
Repayments of debt	—	—	—	(1)	—	(1)
Other financing activities	—	(1)	—	—	—	(1)
Net cash (used in) provided by financing activities	—	(1)	—	13	—	12
Effect of exchange rates on cash	—	—	—	(4)	—	(4)
Increase in cash and cash equivalents	—	10	—	10	—	20
Cash and cash equivalents at beginning of the period	—	10	—	35	—	45
Cash and cash equivalents at end of the period	$—	$20	$—	$45	$—	$65

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2014

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Elimination	Consolidated Total
Operating activities
Net cash provided by (used in) operating activities	$45	$(20)	$6	$20	$(45)	$6
Investing activities
Proceeds from sale of Chassis group	—	140	—	—	—	$140
Other investing activities	—	4	—	—	—	$4
Additions to property, plant and equipment	—	—	(6)	(5)	—	$(11)
Net cash provided by (used in) investing activities	—	144	(6)	(5)	—	133
Financing activities
Repayment of debt	(45)	—	—	(9)	45	$(9)
Repayment of term loans	—	(78)	—	—	—	$(78)
Distribution to our shareholders	—	(45)	—	—	—	$(45)
Net cash used in financing activities	(45)	(123)	—	(9)	45	(132)
Effect of exchange rates on cash	—	—	—	(4)	—	$(4)
Increase in cash and cash equivalents	—	1	—	2	—	$3
Cash and cash equivalents at beginning of the period	—	68	—	33	—	101
Cash and cash equivalents at end of the period	$—	$69	$—	$35	$—	$104

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In the second quarter of 2015, management committed to a plan to sell its Brazilian operations within ASA, which is comprised of Affinia Automotiva and Pellegrino (collectively “ASA Brazil”).  These operations represented approximately 90% of the ASA segment net sales.  Accordingly, the results of ASA Brazil have been classified as a component of discontinued operations in the Condensed Consolidated Statements of Operations for the periods presented.  Currently, the continuing operations of ASA include Argentina and Uruguay, as well as the operations of Venezuela prior to its shutdown in the second quarter of 2014.

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

The following table summarizes the Company’s consolidated results for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015			Currency	Variance Excluding Currency
(Dollars in millions)	2015	2014	Variance	Effect (1)	Effect
Net sales	$242	$266	$(24)	$(20)	$(4)
Cost of sales	(182)	(191)	9	14	(5)
Gross profit	60	75	(15)	(6)	(9)
Gross margin %	25%	28%
Selling, general and administrative expenses	(37)	(39)	2	(2)	4
Selling, general and administrative expenses as a percent of net sales	15%	15%
Operating profit	23	36	(13)	(8)	(5)
Operating margin %	10%	14%
Other income and expense, net	(1)	(2)	1	—	1
Interest expense	(13)	(15)	2	—	2
Income from continuing operations before income tax provision, and noncontrolling interest	9	19	(10)	(8)	(2)
Income tax provision	(5)	(10)	5	1	4
Net income from continuing operations	4	9	(5)	(7)	2
(Loss) income from discontinued operations, net of tax	(4)	26	(30)	(3)	(27)
Net income	—	35	(35)	(10)	(25)
Less: net income attributable to noncontrolling interest, net of tax	—	—	—	—	—
Net income attributable to the Company	$—	$35	$(35)	$(10)	$(25)

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

Net sales. Consolidated net sales decreased by $24 million in the second quarter of 2015 in comparison to the second quarter of 2014 due to lower sales in both the Filtration segment and ASA segment. Excluding currency effects, consolidated net sales decreased by $4 million compared to the second quarter of 2014, with sales in the Filtration and ASA segments down 1% and 13%, respectively. Excluding the impacts of the shutdown of ASA’s Venezuela operations in the second quarter of 2014, currency adjusted net sales were $1 million higher than the second quarter of 2014

Gross profit/gross margin. Gross profit decreased by $15 million during the second quarter of 2015 in comparison to the second quarter of 2014, with gross margin decreasing to 25% in the second quarter of 2015 from 28% in the second quarter of 2014. Excluding currency effects, gross profit decrease by $9 million compared to the second quarter of 2014. The decrease in gross margin was mainly due to the impacts of lower volumes on the absorption of fixed costs in North America.

Selling, general and administrative (SG&A) expenses. SG&A expenses decreased by $2 million during the second quarter of 2015 in comparison to the second quarter of 2014 lower promotional and advertising costs, as well as lower overall direct selling expenses as a result of the decline in sales.

Operating profit/operating margin. Operating profit decreased by $13 million in the second quarter of 2015 in comparison to the second quarter of 2014 due primarily to the decrease in gross profit, with operating margin decreasing to 10% in 2015 compared to 14% in 2014. Excluding currency effects, operating profit decreased by $5 million compared to the second quarter of 2014.

Interest expense. Interest expense decreased by $2 million in the second quarter of 2015 compared to the same period in the prior year as a result of repayment of debt balances in the second and third quarters of 2014.

Income tax provision. Income tax provision decreased by $5 million in the second quarter of 2015 in comparison to the second quarter of 2014 due primarily to lower pre-tax income, partially offset by a higher effective tax rate.

Income from discontinued operations, net of tax. Income from discontinued operations, net of tax, is comprised of the results of ASA Brazil, as well as the Chassis group for the period prior to sale in the second quarter of 2014. The loss in the second quarter of 2015 is driven primarily by the recognition of additional tax expense as a result of a $7 million capital gains tax in Brazil associated with the pending sale of ASA Brazil, compared to a gain in the second quarter of 2014 as a result of recognizing a pre-tax gain of $21 million on the sale of the Chassis group.

Net income. Net income was zero in the second quarter of 2015 in comparison to a net income of $35 million in the second quarter of 2014 as a result less favorable results in the Filtration segment, as well as a loss in discontinued operations in the second quarter of 2015 compared to recognition of a gain on the sale of the Chassis group in the second quarter of 2014.

The following table summarizes the Company’s consolidated results for the six months ended June 30, 2015 and 2014

	Six Months Ended June 30,			Currency	Variance Excluding Currency
(Dollars in millions)	2015	2014	Variance	Effect (1)	Effect
Net sales	$465	$509	$(44)	$(50)	$6
Cost of sales	(352)	(375)	23	36	(13)
Gross profit	113	134	(21)	(14)	(7)
Gross margin %	24%	26%
Selling, general and administrative expenses	(70)	(79)	9	5	4
Selling, general and administrative expenses as a percent of net sales	15%	16%
Operating profit	43	55	(12)	(9)	(3)
Operating margin %	9%	11%
Other income and expense, net	(1)	(10)	9	—	9
Interest expense	(26)	(30)	4	1	3
Income from continuing operations before income tax provision, equity in income(loss), net of tax and noncontrolling interest	16	15	1	(8)	9
Income tax provision	(9)	(12)	3	2	1
Net income from continuing operations	7	3	4	(6)	10
(Loss) income from discontinued operations, net of tax	(2)	31	(33)	—	(33)
Net income	5	34	(29)	(6)	(23)
Less: net income attributable to noncontrolling interest, net of tax	—	—	—	—	—
Net income attributable to the Company	$5	$34	$(29)	$(6)	$(23)

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

Net sales. Consolidated net sales decreased by $44 million in the six months ended June 30, 2015 in comparison to the same period in 2014 due to decreased sales both the Filtration segment and ASA segment. Excluding currency effects, consolidated net sales increased $6 million with sales in the Filtration segments up 2% and sales in the ASA segments down 8%. Sales in the ASA segment were down compared to the same period in the prior year as a result of the shutdown of the Venezuela operations in the second quarter of 2014.

Gross profit/gross margin. Gross Profit decreased by $21 million during the six months ended June 30, 2015 in comparison to the same period in 2014, with gross margin decreasing to 24% in 2015 from 26% in 2014. Excluding currency effects, gross profit decreased by $7 million compared to 2014 Gross profit decreased due primarily to lower the impacts of lower volumes on fixed cost absorption in North America.

Selling, general and administrative (SG&A) expense. SGA&A expenses decreased by $9 million during the six months ended June 30, 2015 comparison to the same period in 2014.  Excluding the impacts of currency, SG&A expenses increased by $4 million compared to the same period in the prior year.

Operating profit/operating margin. Operating profit decreased by $12 million in the six months ended June 30, 2015 in comparison to the same period in 2014, while operating margin decreased to 9% in 2015 compared to 11% in 2014. Excluding currency effects, operating profit decreased $3 million compared to the same period in the prior year.

Other income and expense, net. The decrease in expenses in 2015 in comparison to the 2014 was driven primarily by a $7 million charge associated with currency devaluation in Venezuela in the first quarter of 2014 for which there was no comparable charge in 2015.  See Note 14 to the Condensed Consolidated Financial Statements, “Venezuela Operations” for further information.

Interest expense. Interest expense decreased by $4 million in the six months ended June 30, 2015 compared to the same period in the prior year as a result of repayment of debt balances in the second and third quarter of 2014.

Income tax provision .The income tax provision decreased $3 million in the six months ended June 30, 2015compared to the same period in the prior year. The effective Tax rate was 56% in the six months ended June 30, 2015 in comparison to 80% in the same period in 2014.  The decrease in the effective tax rate was attributable to a decrease in income earned in jurisdictions with lower income tax rates. Additionally, in the first quarter of 2014, a currency devaluation of $7 million was recorded.

Income from discontinued operations, net of tax. Income from discontinued operations, net of tax, is comprised of the results of ASA Brazil, as well as the Chassis group for the period prior to sale in the second quarter of 2014. The loss in 2015 is driven primarily by the recognition of additional tax expense as a result of capital gains tax in Brazil associated with the pending sale of ASA Brazil, compared to a gain in the second quarter of 2014 as a result of recognizing a pre-tax gain of $21 million on the sale of the Chassis group

Net income. The net income of $5 million in in the six months ended June 30, 2015 compared to net income of $34 million in the same period in 2014 is primarily driven by lower earnings in the Filtration segment and the gain on the sale of the Chassis group that was recorded in the second quarter of 2014.

Segment Results

Consolidated EBITDA, which includes the results for the Filtration and ASA segments as well as corporate, eliminations and other, for the three months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30, 2015
(Dollars in millions)	Filtration	ASA	Corporate, Eliminations and Other	Consolidated
Net Sales	$230	$12	$—	$242
Cost of Sales	(173)	(8)	(1)	(182)
Gross Profit	57	4	(1)	60
Selling, General and Administrative Expenses	(22)	(2)	(13)	(37)
Operating Profit	35	2	(14)	23
Other Income and Expense, net	(1)	—	—	(1)
Interest Expense	—	—	(13)	(13)
Add Back:
Depreciation and Amortization	5	—	1	6
Interest Expense	—	—	13	13
Consolidated EBITDA	$39	$2	$(13)	$28
EBITDA %	17%	17%

	Three Months Ended June 30, 2014
(Dollars in millions)	Filtration	ASA	Corporate, Eliminations and Other	Consolidated
Net Sales	$251	$15	$—	$266
Cost of Sales	(179)	(10)	(2)	(191)
Gross Profit	72	5	(2)	75
Selling, General and Administrative Expenses	(25)	(2)	(12)	(39)
Operating Profit	47	3	(14)	36
Other Income and Expense, net	(2)	(1)	1	(2)
Interest Expense	—	—	(15)	(15)
Add Back:
Depreciation and Amortization	4	—	1	5
Interest Expense	—	—	15	15
Consolidated EBITDA	$49	$2	$(12)	$39
EBITDA %	20%	13%

The decrease in consolidated EBITDA for the second quarter 2015 compared to the same period in the prior year was primarily driven by lower EBITDA in the Filtration segment as the result of the loss of a significant customer, as well as an overall softness in the North American aftermarket, which resulted in lower sales to customers.

Excluding currency impacts, consolidated EBITDA would have been $43 million in the second quarter of 2015, which is $4 million lower than the second quarter of 2014.

Consolidated EBITDA, which includes the results for the Filtration and ASA segments as well as corporate, eliminations and other, for the six months ended June 30, 2015and 2014 were as follows:

	Six Months Ended June 30, 2015
(Dollars in millions)	Filtration	ASA	Corporate, Eliminations and Other	Consolidated
Net Sales	$444	$21	—	$465
Cost of Sales	(336)	(14)	(2)	(352)
Gross Profit	108	7	(2)	113
Selling, General and Administrative Expenses	(45)	(3)	(22)	(70)
Operating Profit	63	4	(24)	43
Other Income and Expense, net	(1)	—	—	(1)
Interest Expense	—	—	(26)	(26)
Add Back:
Depreciation and Amortization	9	—	2	11
Interest Expense	—	—	26	26
Consolidated EBITDA	$71	$4	$(22)	$53
EBITDA %	16%	19%

	Six Months Ended June 30, 2014
(Dollars in millions)	Filtration	ASA	Corporate, Eliminations and Other	Consolidated
Net Sales	$484	$25	$—	$509
Cost of Sales	(354)	(17)	(4)	(375)
Gross Profit	130	8	(4)	134
Selling, General and Administrative Expenses	(51)	(2)	(26)	(79)
Operating Profit	79	6	(30)	55
Other Income and Expense, net	(8)	(3)	1	(10)
Interest Expense	—	—	(30)	(30)
Add Back:
Depreciation and Amortization	8	—	—	8
Interest Expense	—	—	30	30
Consolidated EBITDA	$79	$3	$(29)	$53
EBITDA %	16%	12%

Consolidated EBITDA for the six months ended June 30, 2015 was flat compared to the same period in the prior year was primarily driven by:

•	Venezuela devaluation charges of $7 million recorded in the first quarter of 2014;
•	Restructuring costs of $4 million recorded in the first quarter of 2014 for which there were no comparable charges in the first quarter of 2015, partially offset by
•	Lower EBITDA in the Filtration segment due to the loss of a significant customer and overall softness in the North America markets.

Excluding currency impacts, consolidated EBITDA would have been $63 million for the six months ended June 30, 2015 which is $10 million higher compared to the same period for of 2014.

Filtration Segment

Results for the Filtration segment for the three months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,
(Dollars in millions)	2015	2014	Variance	Currency Effect(1)	Variance Excluding Currency Effect
Net Sales	$230	$251	$(21)	$(19)	$(2)
Cost of Sales	(173)	(179)	6	13	(7)
Gross Profit	57	72	(15)	(6)	(9)
Gross Profit %	25%	29%
Selling, General and Administrative Expenses	(22)	(25)	3	3	-
Operating Profit	35	47	(12)	(3)	(9)
Operating Profit %	15%	19%
Other Income and Expense, net	(1)	(2)	1	(1)	2
Interest Expense	—	—	—	—	—
Add back:
Depreciation and Amortization	5	4	1	—	1
Interest Expense	—	—	—	—	—
Segment EBITDA	$39	$49	$(10)	$(4)	$(6)
EBITDA %	17%	20%

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

Three months ended June 30, 2015 compared to June 30, 2014

Net Sales. Net sales decreased by $21 million in the second quarter of 2015 in comparison to the second quarter of 2014.  Excluding the impact of currency, net sales decreased $2 million compared to the second quarter of 2014.  The sales variance was driven primarily by:

•

A $21 million decrease in North America due to lower volumes as a result of the termination of a relationship with a significant customer, as well as a softer U.S. aftermarket that has negatively impacted sales to our customers as well as our customers sales to various end markets. Excluding the impacts of currency, sales in North America were $19 million lower than the prior year, and

•

An $7 million decrease in Europe due to unfavorable currency impacts.  Excluding the impacts of currency, sales in Europe were up $5 million as a result of higher sales to existing customers; partially offset by

•

A $7 million increase in South America.  Excluding the impacts of currency, sales in South America improved $11 million compared to the same period in the prior year. The improvement in currency adjusted sales was driven by higher pricing to offset the impacts of the currency devaluation and increased sales volume to existing customers as a result of increased availability of raw materials, and addition of new products.

Cost of Sales. Cost of sales decreased by $6 million in the second quarter of 2015 in comparison to the second quarter of 2014 Excluding the impacts of currency, cost of sales increased $7 million in the second quarter of 2015 compared to prior year.  The increase was primarily related to increases in materials, labor and overhead costs.

Gross Profit. Gross profit decreased by $15 million in the second quarter of 2015 in comparison to the second quarter of 2014.  Excluding the impacts of currency, gross profit decreased by $9 million in comparison to the second quarter of 2014. Gross profit was at 25% and 29% of net sales for the three months ended June 30, 2015 and 2014, respectively. The decline in gross profit was primarily driven by the impacts of lower overall sales volume on absorption of fixed costs.

Selling, General and Administrative Expenses. SG&A expenses decreased by $3 million in the second quarter of 2015 in comparison to the second quarter of 2014. The decrease was primarily driven by lower costs of advertising, marketing and promotions in the second quarter of 2015, as well as the impacts of lower overall sales on direct selling expenses.

Operating Profit. Operating profit decreased by $12 million in the second quarter of 2015 in comparison to the second quarter of 2014.  Excluding the impacts of currency, operating profit was $9 million lower in the second quarter of 2015 compared to the second quarter of 2014. The decrease in operating profit was driven primarily by lower sales. Operating profit was at 15% of net sales for the second quarter of 2015 compared to 19% in the same period in 2014.

Segment EBITDA. Segment EBITDA decreased by $10 million in the second quarter of 2015 in comparison to the second quarter of 2014.

Results for the Filtration segment for the six months ended June 30, 2015and 2014 were as follows:

	Six Months Ended June 30,
(Dollars in millions)	2015	2014	Variance	Currency Effect (1)	Variance Excluding Currency Effect
Net Sales	$444	$484	$(40)	$(48)	$8
Cost of Sales	(336)	(354)	18	35	(17)
Gross Profit	108	130	(22)	(13)	(9)
Gross Profit %	24%	27%
Selling, General and Administrative Expenses	(45)	(51)	6	4	2
Operating Profit	63	79	(16)	(9)	(7)
Operating Profit %	14%	16%
Other Income and Expense, net	(1)	(8)	7	—	7
Interest Expense	—	—	—	—	—
Add back:
Depreciation and Amortization	9	8	1	(1)	2
Interest Expense	—	—	—	—	—
Segment EBITDA	$71	$79	$(8)	$(10)	$2
EBITDA %	16%	16%
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

Six Months Ended June 30, 2015 compared to June 30, 2014

Net Sales. Net sales decreased by $40 million for the six months ended June 30, 2015 compared to the same period in the prior year.  Excluding the impact of currency, net sales increased $8 million compared to the same period in the prior year.  The sales variance was driven primarily by:

•

A $36 million decrease in North America due to lower volumes as a result of the termination of a relationship with a significant customer as well as unfavorable weather in various parts of the U.S. in the first quarter that negatively impacted our customers sales to end markets such as agriculture and transportation , and an overall softness in the North America marketplace that has impacted sales to our customers. Excluding the impacts of currency, sales in North America were $33 million lower than the prior year, and

•

A $15 million decrease in Europe due to unfavorable currency impacts.  Excluding the impacts of currency, sales in Europe were up $8 million as a result of higher sales to existing customers; partially offset by

•

A $12 million increase in South America.  Excluding the impacts of currency, sales in South America improved $32 million compared to the same period in the prior year. The improvement in currency adjusted sales was driven by higher pricing to offset the impacts of the currency devaluation and increased sales volume to existing customers as a result of increased availability of raw materials, and addition of new products.

Cost of Sales. Cost of sales decreased by $18 million for the six months ended June 30, 2015 compared to the same period in the prior year Excluding the impacts of currency, cost of sales increased by $17 million for the six months ended June 30, 2015 compared to prior year.  The increase was primarily related to increases in materials, labor and overhead costs.

Gross Profit. Gross profit decreased by $22 million for the six months ended June 30, 2015 compared to the same period in the prior year. Excluding the impacts of currency, gross profit decreased by $9 million for the six months ended June 30, 2015 compared to prior year. Gross profit was at 24% and 27% of net sales for six months ended June 30, 2015 and 2014, respectively.

Selling, General and Administrative Expenses. SG&A expenses decreased by $6 million for the six months ended June 30, 2015 compared to the same period in 2014. The decrease was primarily driven by higher costs of advertising, marketing and promotions in the first quarter of 2014, as well as an overall decrease in direct selling expenses due to lower sales.

Operating Profit. Operating profit decreased by $16 million for the six months ended June 30, 2015 in comparison to the same period of 2014. Excluding the impacts of currency, operating profit was $7 million lower for the six months ended June 30, 2015 compared to the same period in 2014.  The decrease in operating profit was driven by lower sales and gross margin. Operating profit was at 14% of net sales for the six months ended June 30, 2015 compared 16% in the same period in 2014

Other income and expense, net.  The decrease in expenses in the six months ended June 30, 2015 in comparison to the same period in 2014 was driven primarily by a $5 million charge associated with currency devaluation in Venezuela in the first quarter of 2014.  See Note 14 to the Condensed Consolidated Financial Statements, “Venezuela Operations” for further information.

Segment EBITDA. Segment EBITDA decreased by $8 million second quarter of 2015 in comparison to the second quarter of 2014.

Affinia South America (ASA) Segment

Results for the ASA segment for the three months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,
(Dollars in millions)	2015	2014	Variance	Currency Effect(1)	Variance Excluding Currency Effect
Net Sales	$12	$15	$(3)	$(1)	$(2)
Cost of Sales	(8)	(10)	2	1	1
Gross Profit	4	5	(1)	—	(1)
Gross Profit %	33%	33%
Selling, General and Administrative Expenses	(2)	(2)	—	(1)	1
Operating Profit	2	3	(1)	(1)	—
Operating Profit %	17%	20%
Other Income and Expense, net	—	(1)	1	—	1
Interest Expense	—	—	—	—	—
Add back:
Depreciation and Amortization	—	—	—	—	—
Interest Expense	—	—	—	—	—
Segment EBITDA	$2	$2	$—	$(1)	$1
EBITDA %	17%	13%

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

Net Sales. Net sales decreased by $3 million in the second quarter of 2015 in comparison to the second quarter of 2014. The decrease was driven primarily by the shutdown of the Venezuela operations in the second quarter of 2014, which had $6 million of sales in the second quarter of 2014, partially offset by a $4 million increase in Argentina due to price increases and organic growth as a result of a market recovery. Excluding the impacts of currency, net sales decreased by $2 million compared to the second quarter of 2014.

Cost of Sales. Cost of sales decreased by $2 million in the second quarter of 2015 in comparison to the second quarter of 2014. The decrease was primarily driven by a $1 million favorable impact related to currency translation effects primarily related to the

Argentinean Peso. Excluding the impacts of currency, cost of sales in the second quarter of 2015 decreased $1 million in comparison to the second quarter of 2014.

Gross Profit. Gross profit decreased $1 million in the second quarter of 2015 compared to the second quarter of 2014 as a result of the factors discussed above. The gross profit percentage remained flat at 33% of net sales for both the three months ended June 30, 2015 and 2014. Excluding the impacts of currency, gross profit decreased $1 million compared to the second quarter of 2014.

Selling, General and Administrative Expenses. SG&A expenses were flat in the second quarter of 2015 compared to the second quarter of 2014. Excluding the impacts of currency, SG&A expense decreased $1 million as a result of the shutdown of the Venezuela operations in the second quarter of 2014.

Segment EBITDA. Segment EBITDA in the second quarter of 2015 was flat compared to the second quarter of 2014. Excluding the impacts of currency, segment EBITDA increased by $1 million compared to the second quarter of 2014.

Results for the ASA segment for the six months ended June 30, 2015 and 2014 were as follows:

	Six Months Ended June 30,
(Dollars in millions)	2015	2014	Variance	Currency Effect (1)	Variance Excluding Currency Effect
Net Sales	$21	$25	$(4)	$(2)	$(2)
Cost of Sales	(14)	(17)	3	1	2
Gross Profit	7	8	(1)	(1)	—
Gross Profit %	33%	32%
Selling, General and Administrative Expenses	(3)	(2)	(1)	(1)	-
Operating Profit	4	6	(2)	(2)	-
Operating Profit %	19%	24%
Other Income and Expense, net	—	(3)	3	—	3
Interest Expense	—	—	—	—	—
Add back:
Depreciation and Amortization	—	—	—	—	—
Interest Expense	—	—	—	—	—
Segment EBITDA	$4	$3	$1	$(2)	$3
EBITDA %	19%	12%

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

Six Months Ended June 30, 2015 compared to June 30, 2014:

Net Sales. Net sales decreased by $4 million for the six months ended June 30, 2015 in comparison to the same period of 2014. Excluding the impacts of currency, net sales decreased $2 million compared to the 2014. 2014.  The decrease in net sales was driven by the shutdown of the operations in Venezuela, which had $9 million of sales in 2014, mostly offset by an $8 million increase in Argentina as a result of higher prices and an overall rebound in the market.

Cost of Sales. Cost of sales decreased by $3 million for the six months ended June 30, 2015 in comparison to the same period in 2014. Excluding the impacts of currency, cost of sales decreased by $2 million the six months ended June 30, 2015  in comparison to six months ended June 30, 2014.

Gross Profit. Gross profit decreased $1 million for the six months ended June 30, 2015 compared to that of 2014 as a result of the factors discussed above.  The gross profit was at 33% and 32% of net sales for the six months ended June 30, 2015 and 2014, respectively. Excluding the impacts of currency, gross profit was flat during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Selling, General and Administrative Expenses. SG&A expenses decreased $1 million during the six months ended June 30, 2015 compared to the same period in 2014. Excluding the impacts of currency, SG&A expenses were flat compared to the same period in 2014.

Other Income and Expense, net. The decrease in expenses in the six months ended June 30, 2015 in comparison to the same period in 2014 was driven primarily by a $2 million charge associated with currency devaluation in Venezuela in the first quarter of 2014.  See Note 14 to the Condensed Consolidated Financial Statements, “Venezuela Operations” for further information.

Segment EBITDA. Segment EBITDA increased by $1 million six months ended June 30, 2015 compared to the same period for 2014. Excluding the impacts of currency, segment EBITDA increased $3 million compared to 2014. The increase in segment EBITDA was primarily driven by the $2 million devaluation charge recorded in 2014 for which there was no similar charge in 2015.

Results by Geographic Region

Net sales and Income (loss) from continuing operations before income tax provision and noncontrolling interest by geographic region were as follows:

	Three Months Ended June 30,
(Dollars in millions)	2015	2014	Variance
Net Sales
United States	$144	$162	$(18)
Foreign	98	104	$(6)
Total net sales	$242	$266	$(24)
United States sales as a percent of total net sales	60%	61%
Foreign sales as a percent of total net sales	40%	39%

(Dollars in millions)	2015	2014	Variance
(Loss) income from continuing operations before income tax provision, equity in income, net of tax and noncontrolling interest
United States	$(9)	$(6)	$(3)
Foreign	18	25	(7)
Total income from continuing operations before income tax provision, equity in income, net of tax and noncontrolling interest	$9	$19	$(10)

United States. Net sales in the United States decreased by $18 million in the second quarter of 2015 in comparison to the second quarter 2014 due to lower North America sales within Filtration. See “Segment Results” above. The United States income (loss) from continuing operations before income tax provision, equity in income (loss), net of tax and noncontrolling interest was lower than the foreign income from continuing operations before income tax provision, equity in income (loss), net of tax and noncontrolling interest due to the inclusion of corporate costs in the United States operations and higher profitability of certain subsidiaries in foreign locations. The majority of the Company’s debt relates to U.S. operations and, consequently, almost all of the associated interest expense is allocated to the domestic operations. During the second quarter of 2015, the U.S. operations had $12 million of interest expense and the foreign operations had $1 million of interest expense.

Foreign. Foreign net sales decreased by $6 million in the second quarter of 2015 in comparison to the second quarter of 2014 due to lower sales in the Argentinean distribution companies and the Venezuela filtration products, largely as a result of unfavorable currency impacts. See “Segment Results” above for a discussion of the impacts of currency on net sales for the second quarter of 2015. Income from continuing operations before income tax provision, equity in income (loss), net of tax and noncontrolling interest increased in the second quarter of 2015 in comparison to the second quarter of 2014 primarily as a result of an improvement in gross profit, which was driven by an increase in sales volume in the European Filtration operations.

	Six Months Ended June 30,
(Dollars in millions)	2015	2014	Variance
Net Sales
United States	$285	$319	$(34)
Foreign	180	190	$(10)
Total net sales	$465	$509	$(44)
United States sales as a percent of total net sales	61%	63%
Foreign sales as a percent of total net sales	39%	37%

(Dollars in millions)	2015	2014	Variance
(Loss) income from continuing operations before income tax provision, equity in income, net of tax and noncontrolling interest
United States	$(17)	$(15)	$(2)
Foreign	33	30	3
Total income from continuing operations before income tax provision, equity in income, net of tax and noncontrolling interest	$16	$15	$1

United States. Net sales in the United States decreased by $34 million in the six months ended June 30, 2015 in comparison to the same period in 2014 due to lower North America sales within Filtration. See “Segment Results” section above. The United States income (loss) from continuing operations before income tax provision, equity in income (loss), net of tax and noncontrolling interest was lower than the foreign income from continuing operations before income tax provision, equity in income (loss), net of tax and noncontrolling interest due to the inclusion of corporate costs in the United States operations and higher profitability of certain subsidiaries in foreign locations. The majority of the Company’s debt relates to U.S. operations and, consequently, almost all of the associated interest expense is allocated to the domestic operations. During the first six months of 2015, the U.S. operations had $25 million of interest expense and the foreign operations had $1 million of interest expense.

Foreign. Foreign net sales decreased by $10 million in six months ended June 30, 2015in comparison to the same period of 2014 due to lower sales in the Argentinean distribution companies and the Venezuela filtration products, largely as a result of unfavorable currency impacts. See “Segment Results” above for a discussion of the impacts of currency on net sales for the second quarter of 2015. Income from continuing operations before income tax provision, equity in income (loss), net of tax and noncontrolling interest increased in the second quarter of 2015 in comparison to the second quarter of 2014 primarily as a result of an improvement in gross profit, which was driven by an increase in sales volume in the European Filtration operations.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash flow from operations and available borrowings from the ABL Revolver.

As of June 30, 2015, the Company had $822 million in aggregate indebtedness. As of June 30, 2015, the Company had an additional $85 million of borrowing capacity available under the ABL Revolver after giving effect to $7 million in outstanding letters of credit, none of which was drawn against, and less than $1 million for borrowing base reserves. In addition, the Company had cash and cash equivalents of $59 million as of June 30, 2015. The Company had $45 million of cash and cash equivalents outside the United States, of which approximately $9 million is considered permanently reinvested for funding ongoing operations outside of the U.S. If such permanently reinvested funds are needed for operations in the U.S., the Company would be required to accrue additional tax expense, primarily related to foreign withholding taxes.

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

At June 30, 2015, there were no outstanding borrowings under the ABL Revolver. The Company had an additional $85 million of availability after giving effect to $7 million in outstanding letters of credit and less than $1 million for borrowing base reserves as of June 30, 2015.

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

In addition, commencing on the day that an event of default occurs or availability under the ABL Revolver is less than the greater of 10% of the total borrowing base and $10 million and continuing until no event of default has existed and availability under the ABL Revolver has been greater than such thresholds at all times, in each case, for 30 consecutive days, the Company will be required to maintain a fixed charge coverage ratio of at least 1.0x measured for the last 12-month period. As of June 30, 2015, the Company remained in compliance with all debt covenants. The fixed charge coverage ratio was 2.21 as of June 30, 2015. If none of the covenant triggers have occurred, the impact of falling below the fixed charge coverage ratio would not be a default but instead would limit the Company’s ability to pursue certain operational or financial transactions (e.g. acquisitions).

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

Indenture

Senior Notes. In April 2013, Affinia issued $250 million of Senior Notes as part of the refinancing. The Senior Notes accrue interest at the rate of 7.75% per annum, payable semi-annually on May 1 and November 1 of each year. The Senior Notes will mature on May 1, 2021. The terms of the Indenture provide that, among other things, the Senior Notes rank equally in right of payment to all of Affinia’s and all of the Company’s 100% owned current and future domestic subsidiaries (“Guarantors”) existing and future senior debt and senior in right of payment to all of Affinia’s and Guarantors’ existing and future subordinated debt. The Senior Notes are structurally subordinated to all of the liabilities and obligations of the Company’s subsidiaries that do not guarantee the Senior Notes. The Senior Notes are effectively junior in right of payment to all of Affinia’s and the Guarantors’ secured indebtedness, including the Term Loans and the ABL Revolver, to the extent of the value of the collateral securing such indebtedness. The outstanding balance of the Senior Notes at June 30, 2015 was $250 million.

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

Term Loan Facility

In April 2013, the Company entered into a credit facility (the “Term Loan Facility”) consisting of (i) a Term Loan B-1 in an aggregate principal amount of $200 million and (ii) a Term Loan B-2 in an aggregate principal amount of $470 million (collectively the “Term Loans”). The Term Loan B-1 was offered at a price of 99.75%, of its face value, resulting in approximately $199 million of net proceeds for the Term Loan B-1. Term Loan B-2 was offered at a price of 99.50%, of its face value, resulting in approximately $468 million of net proceeds for Term Loan B-2. The $1 million and $2 million original issue discount for Term Loan B-1 and Term Loan B-2, respectively, will be amortized based on the effective interest rate method and included in interest expense until the Term Loans mature. Term Loan B-1 amortizes in quarterly installments in an amount equal to 1.00% per annum, with the balance due on April 25, 2016. Term Loan B-2 amortizes in quarterly installments in an amount equal to 1.00% per annum, with the balance due on April 25, 2020. As of June 30, 2015, $175 million principal amount of Term Loan B-1 was outstanding, net of less than $1 million issue discount which is being amortized until the Term Loan B-1 matures and $366 million principal amount of Term Loan B-2 was outstanding, net of the $2 million issue discount which is being amortized until the Term Loan B-2 matures.

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

CASH FLOW INFORMATION

Operating Cash Flows

Net cash provided by operating activities is summarized in the table below for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
(Dollars in millions)	2015	2014
Net income (loss)	$5	$34
Gain on the sale of Chassis	—	(21)
Change in trade accounts receivable	(9)	(29)
Change in inventories	(35)	(21)
Change in other current operating liabilities	17	33
Subtotal	(22)	(4)
Other changes in operating activities	51	10
Net cash provided by operating activities	$29	$6

Net income—Net income decreased for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 driven by lower sales in 2015, and the gain on the sale of the Chassis group recorded in the second quarter of 2014.

Gain on the sale of Chassis group – For the six month ended June 30, 2014, the results include a $21 million pre-tax gain on the sale of the Chassis group, which was completed on May 1, 2014.

Change in trade accounts receivable—The change in accounts receivable was a $9 million and $29 million use of cash in the six months ended June 30, 2015 and 2014, respectively. The change in trade account receivable is due to timing of payments and the inclusion of Chassis accounts receivable activity in 2014.

Change in inventories—The change in inventories was a $35 million and $21 million use of cash in the six months ended June 30, 2015 and 2014, respectively. The change in inventories is primarily due to higher inventory balances to support sales growth in 2015.

Investing Cash Flows

Net cash used in investing activities is summarized in the table below for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
(Dollars in millions)	2015	2014
Proceeds from sale of Chassis group	$—	$140
Proceeds from sale of equity method investment	—	4
Change in restricted cash	(6)	—
Additions to property, plant and equipment	(11)	(11)
Net cash (used in) provided by investing activities	$(17)	$133

Financing Cash Flows

Net cash provided by financing activities is summarized in the table below for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
(Dollars in millions)	2015	2014
Proceeds from other debt	$14	—
Repayment of other debt	(1)	(9)
Repayment of term loans	—	(78)
Distribution to our shareholders	—	(45)
Other financing activities	(1)	—
Net cash provided by (used in) financing activities	$12	$(132)

Other Information

The Company owns property in Litchfield, Illinois on which various historic environmental contaminants have been discovered. These contaminants are self-contained on the property and, with the exception of a small area with polychlorinated biphenyl (PCB) impact, are not required by law to be remediated.  The Company entered the site into the Illinois Environmental Protection Agency’s (“IEPA”) voluntary Site Remediation Program and has received IEPA approval of a previously filed Remedial Action Plan (“RAP”) for one portion of the site.  The remediation for that portion of the site commenced in June 2015 and is expected to be completed in September 2015. A RAP for the other portion of the site, including where PCBs are located, is being prepared and will be submitted to IEPA, the Army Corps of Engineers and the U.S. Environmental Protection Agency.  It is anticipated that such RAP will be submitted in the Fall of 2015.  The Company’s goal is to obtain a combination of comprehensive and focused No Further Remediation (NFR) letters for the Site. The current cost estimate to complete all of the voluntary work included in the approved RAP and expected to be included in the second RAP, including costs already incurred, is approximately $4 million.  Since soil sampling and testing is not yet complete and a full site remediation study has not been issued on the area associated with the legally required PCB clean-up, the Company cannot currently  reasonably estimate the cost of the PCB clean-up.  It is not expected that the cost associated with this clean-up will have a material impact on the Company’s results of operations, financial position or cash flows.  There are currently no reserves associated with these cost estimates.

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

See Note 14 to the Condensed Consolidated Financial Statements, “Venezuela Operations” for a discussion regarding the currency devaluation recorded in the first quarter of 2014, the fourth quarter of 2014 and the second quarter of 2015.

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

Interest rate risk

Affinia is exposed to the risk of rising interest rates to the extent that it funds operations with short-term or variable-rate borrowings. At June 30, 2015, the Company’s $822 million of aggregate debt outstanding consisted of $572 million of floating-rate debt and $250 million of fixed-rate debt.

Pursuant to the Company’s interest rate risk management policy, it actively monitors and manages the fixed versus floating rate debt composition within a specified range. At quarter-end, fixed rate debt comprised 32% of total debt. Based on the amount of floating-rate debt outstanding at June 30, 2015, a 1% rise in interest rates would result in $5 million in incremental interest expense.

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, Affinia conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the quarter ended June 30, 2015.

During the quarter ended June 30, 2015, there were no changes in Affinia’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

(a) Exhibits

2.1

Quota Purchase and Sale Agreement, dated June 12, 2015, by and between Affinia Canada ULC, Affinia Southern Holdings LLC, Distribuidora Automotiva S.A. and Car Central De Autopecas e Rolamentos Ltda., incorporated herein by reference from Exhibit 2.1 on Form 8-K of Affinia Group Intermediate Holdings Inc. filed June 19, 2015.

2.2

Quota Purchase and Sale Agreement, dated June 12, 2015, by and between Affinia Canada ULC, Affinia Southern Holdings LLC, Auto Norte Distribuidora de Pecas Ltda., Cobra Rolamentos e Autopecas Ltda., Distribuidora Automotiva S.A., Jorge C. Schertel, Pedro Molina Quaresma and Sedim-Administracao e Participacoes Ltda., incorporated herein by reference from Exhibit 2.2 on Form 8-K of Affinia Group Intermediate Holdings Inc. filed June 19, 2015.

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

Date: August 10, 2015