Form 10-Q
period 2015-09-30
Affinia Group Intermediate Holdings Inc.
filed 2015-11-12
CIK 1328655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2015.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 1,000 shares outstanding of the registrant’s common stock as of November 12, 2015 (all of which are privately owned and not traded on a public market).

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

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Affinia Group Intermediate Holdings Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Net sales	$238	$248	$682	$741
Cost of sales	(176)	(181)	(513)	(545)
Gross profit	62	67	169	196
Selling, general and administrative expenses	(36)	(34)	(103)	(110)
Operating profit	26	33	66	86
Other income and expense, net	(4)	—	(5)	(9)
Interest expense	(14)	(15)	(40)	(45)
Income from continuing operations before, income tax provision, and noncontrolling interest	8	18	21	32
Income tax provision	(4)	(8)	(13)	(20)
Net income from continuing operations	4	10	8	12
(Loss) income from discontinued operations, net of tax	(37)	13	(36)	45
Net (loss) income	$(33)	$23	$(28)	$57

See accompanying notes to the condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Net (loss) income	$(33)	$23	$(28)	$57
Other comprehensive income (loss), net of tax:
Change in fair value of interest rate swap	(4)	1	(6)	(4)
Reclassification into earnings from interest rate swap	1	—	2	—
Change in fair value of derivatives	—	—	1	—
Reclassification into earnings from derivatives	—	—	(1)	—
Foreign currency translation adjustments	9	(20)	(15)	(13)
Total other comprehensive income (loss)	6	(19)	(19)	(17)
Total comprehensive (loss) income	$(27)	$4	$(47)	$40

See accompanying notes to the condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(Dollars in millions)	2015	2014
Assets
Current assets:
Cash and cash equivalents	$114	$26
Restricted cash	6	4
Trade accounts receivable, less allowances of $4 million at September 30, 2015 and $4 million at December 31, 2014	88	89
Inventories, net	166	145
Current deferred taxes	20	20
Prepaid taxes	13	18
Other current assets	16	43
Current assets of discontinued operations	53	199
Total current assets	476	544
Property, plant, and equipment, net	109	109
Goodwill	3	3
Other intangible assets, net	47	54
Deferred financing costs	11	14
Deferred income taxes	105	95
Investments and other assets	5	2
Total assets	$756	$821
Liabilities and shareholder's deficit
Current liabilities:
Accounts payable	$97	$99
Notes payable	204	19
Other accrued expenses	63	43
Accrued payroll and employee benefits	16	16
Current liabilities of discontinued operations	23	58
Total current liabilities	403	235
Long-term debt	616	792
Deferred employee benefits and other noncurrent liabilities	16	13
Total liabilities	1,035	1,040
Contingencies and commitments
Shareholder's deficit:
Common stock, $.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	458	455
Accumulated deficit	(665)	(622)
Accumulated other comprehensive loss	(72)	(53)
Total shareholder's deficit of the Company	(279)	(220)
Noncontrolling interest in consolidated subsidiaries	—	1
Total shareholder's deficit	(279)	(219)
Total liabilities and shareholder's deficit	$756	$821

See accompanying notes to the condensed consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2015
(Dollars in millions)	2015	2014
Operating activities
Net (loss) income	$(28)	$57
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15	15
Currency devaluation	—	7
Loss (gain) on sale of businesses	45	(32)
Non-cash reserves	6	—
Stock-based compensation	3	—
Write-off of unamortized deferred financing costs	—	1
Provision for deferred income taxes	(10)	(29)
Change in trade accounts receivable	(4)	(58)
Change in inventories	(31)	(19)
Change in other current operating assets	28	3
Change in other current operating liabilities	28	54
Change in other	(4)	5
Net cash provided by operating activities	48	4
Investing activities
Proceeds from the sale of businesses, net of cash transferred	56	149
Proceeds from the sale of an equity method investment	—	4
Change in restricted cash	(2)	—
Additions to property, plant and equipment	(17)	(18)
Net cash provided by investing activities	37	135
Financing activities
Proceeds from other debt	24	—
Repayments of other debt	(15)	(10)
Repayment of term loans	—	(109)
Proceeds from stock options exercised	1	—
Distribution to shareholders	(15)	(57)
Other financing activities	(1)	—
Net cash used in financing activities	(6)	(176)
Effect of exchange rates on cash	(9)	(6)
Increase (decrease) in cash and cash equivalents	70	(43)
Cash and cash equivalents at beginning of the period	45	101
Cash and cash equivalents at end of the period	$115	$58

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

MANN+HUMMEL Merger

The Company is wholly-owned by Affinia Group Holdings Inc. (“Holdings”), a company controlled by affiliates of The Cypress Group, L.L.C. (“Cypress”). On August 13, 2015, Holdings, a Delaware corporation, entered into an agreement and plan of merger (the “Merger Agreement”) with MANN+HUMMEL Holding GmbH, a German limited liability company (“MANN+HUMMEL”). Subject to the terms and conditions set forth in the Merger Agreement, the aggregate merger consideration payable to Affinia Canada ULC and Affinia Southern Holdings LLC (collectively, “Sellers”), is $513.1 million (i) minus adjustments reflecting transaction expenses, a $10 million escrow to cover limited indemnities and an amount reserved for the payment of expenses incurred by the sellers’ representative and (ii) plus adjustments reflecting adjusted net proceeds from the sale of the Company’s Brazilian operations previously announced and the sale of the Company’s Argentinian and Uruguayan operations (collectively, the “ASA Transactions”) and a daily interest factor applied to the purchase price. At the effective time of the Merger, each outstanding share of Holdings will be converted into the right to receive a proportionate share of the aggregate consideration, plus a contingent right to receive a portion of the escrow amount and the amount reserved for expenses of the sellers’ representative, in each case at the time and upon satisfaction of the conditions specified in the Merger Agreement.

The Merger Agreement has been approved by the Board of Directors of Holdings as well as all required governing bodies of MANN+HUMMEL (including its Supervisory Board) and the Board of Directors and stockholder of merger sub. Consummation of the Merger is subject to certain customary conditions, including, among others, adoption of the Merger Agreement by the holders of a majority of the issued and outstanding shares of Holdings common stock, holders of no more than five percent of the common stock of Holdings exercising dissenters’ rights, receipt of any required regulatory approvals and expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the absence of any order, judgment, injunction, decree, stipulation or determination prohibiting the Merger, and completion of the Affinia South America (“ASA”) Transactions. It is currently anticipated that this transaction will close by the first quarter of 2016 or earlier depending on timing of regulatory approvals and satisfaction of other closing conditions.

The Merger Agreement contains representations and warranties customary for transactions of this type. Holdings has agreed to various covenants and agreements, including, among others, agreements to (i) conduct its business in the ordinary course consistent with past practice during the period between the execution of the Merger Agreement and the closing thereunder and (ii) not engage in certain kinds of transactions during this period, including transactions involving leakage to the Sellers.

The Merger Agreement also contains certain termination provisions for Holdings and MANN+HUMMEL, including, among others, termination rights for Holdings and MANN+HUMMEL in the event the Merger has not closed within eight months after the date of the Merger Agreement, extended up to sixty days if necessary for Holdings to complete the ASA Transactions (the “Outside Date”) or in the event there is a breach of a representation, warranty, covenant or agreement by the other party which cannot be cured by the Outside Date.

Affinia South America (“ASA”) Disposal

In the second quarter of 2015, management committed to a plan to sell Pellegrino Distribuidora de Autopecas Ltda. (“Pellegrino”) and Affinia Automotiva Ltda. (“Automotiva”), collectively referred to as “ASA Brazil.”. The Company completed the sale of Pellegrino in September 2015 and the sale of Automotiva in October 2015. Additionally, in the third quarter of 2015 the Company executed definitive purchase and sale agreements for the remaining ASA operations in Argentina and Uruguay and completed the disposition of these businesses through sale in September 2015. Accordingly, the results of operations of the former ASA segment have been included as a component of discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented. With the completion of these transactions in 2015, all of the businesses that comprised the ASA segment have been disposed of through sale. See Note 5 to the Condensed Consolidated Financial Statements, “Discontinued Operations”, for additional information.

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

3. NEW ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Issued But Not Yet Adopted

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11 “Simplifying the Measurement of Inventory.”  ASU 2015-11 simplifies the subsequent measurement of inventory by changing the valuation method from lower of cost or market to lower of cost or net realizable value, with net realizable value defined as estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation.  This ASU is effective for reporting periods beginning after December 15, 2016.  Early adoption is permitted.  The Company does not expect the updated guidance to have a material impact on the consolidated financial position, results of operations or cash flows.

In April 2015, the “FASB” issued “ASU” 2015-03 “Simplifying the Presentation of Debt Issuance Costs.”  ASU 2015-03 changes the presentation of the debt issuance costs in the financial statements by presenting the costs as a direct deduction from the related debt liability rather than as an asset.  Upon adoption, amortization of the costs will be reported as interest expense.  This ASU is effective for reporting periods beginning after December 15, 2015.  Early adoption is permitted.  The impact of the new ASU would be a reclassification from deferred financing costs to long-term debt in the period of adoption, applied retrospectively.  As of September 30, 2015 the deferred financing costs balance was $11 million. Additionally, approximately $3 million of amortization of deferred financing costs will be reported as interest expense in the year of adoption.

In May 2014, the “FASB” issued “ASU” 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This ASU is effective for reporting periods beginning after December 15, 2017. Early adoption is not permitted. The Company is currently assessing the impact that this new ASU will have on its revenue recognition upon adoption.

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

4. SEGMENT INFORMATION

The Company has one operating segment, Filtration, which is considered a reportable segment under ASC 280 “Segment Reporting.” Operating segments are determined based on information used by the chief operating decision maker (“CODM”) in deciding how to allocate resources and evaluate the performance of the Company’s businesses. Management evaluates the performance of its operating segments based primarily on revenue growth and operating profit and management’s evaluation is on a continuing operations basis only. Although not considered an operating segment, corporate, eliminations and other includes corporate costs, interest expense and other amounts not allocated to the operating segments.  In the first quarter of 2015, the Company’s management changed the calculation of segment earnings whereby certain corporate costs that were previously allocated to the operating segments were no longer allocated.  Accordingly, all of these previously allocated costs remained in corporate, eliminations and other.  Prior period segment results were recast to conform to current period presentation.

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

Prior to the third quarter of 2015, the Company presented ASA as a separate reportable segment.  As discussed further in Note 5 to the Consolidated Financial Statements, “Discontinued Operations”, in the second quarter of 2015, management committed to a plan to sell ASA Brazil.   At that time, ASA Brazil met the criteria of assets held for sale under ASC Topic 205, “Presentation of Financial Statements,” (“ASC 205”) and, accordingly, the results of that disposal group were reflected as discontinued operations for all periods presented.  The sale of Pellegrino was completed in September 2015 and the sale of Automotiva was completed in October 2015.  Additionally, in the third quarter of 2015, management completed the sale of ASA’s remaining operations in Argentina and Uruguay and, accordingly, the results of those businesses have been reflected as a component of discontinued operations. As a result of the aforementioned transactions, at September 30, 2015, all of the ASA businesses have either been disposed of via sale or met the criteria of assets held-for-sale as of that date.  Accordingly, the results of operations of the ASA segment haves been included within discontinued operations in the Consolidated Statements of Operations for all periods presented. Since the Company’s operating segments are determined on continuing operations basis, the ASA business is no longer considered a separate reportable segment since it does not have any continuing operations as of the end of the third quarter.

The following table presents financial information for our Filtration segment, as well as for corporate, eliminations and other, and on a consolidated basis:

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
(Dollars in millions)	Filtration	Corporate, Eliminations & Other	Consolidated	Filtration	Corporate, Eliminations & Other	Consolidated
Net Sales	$238	$—	$238	$248	$—	$248
Operating Profit	41	(15)	26	46	(13)	33

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
(Dollars in millions)	Filtration	Corporate, Eliminations & Other	Consolidated	Filtration	Corporate, Eliminations & Other (a)	Consolidated
Net Sales	$682	$—	$682	$732	$9	$741
Operating Profit	103	(37)	66	125	(39)	86

(a)

The nine months ended September 30, 2014 includes $9 million of net sales and operating profit of $3 million associated with ASA’s Venezuelan operations, which were shut down in June 2014.  As these operations did not meet the criteria as held-for-sale, they are reported as a component of continuing operations.  However, due to the insignificance of the amounts associated with Venezuela, management has presented them within corporate, eliminations and other since the remainder of the ASA segment is included in discontinued operations.

5. DISCONTINUED OPERATIONS

As described further below, in the second quarter of 2015, management committed to a plan to sell ASA Brazil. In accordance with ASC 205, this portion of the ASA segment met the definition of a disposal group at the time management committed to a plan to sell and, accordingly, the results of operations have been classified as a component of discontinued operations for all periods presented. While the Company was actively marketing the remaining ASA operations in Argentina and Uruguay at the same time as ASA’s Brazilian operations, these businesses did not meet the held-for-sale criteria under ASC 205 during the second quarter of 2015.   In the third quarter of 2015, the Company closed on the sale of Pellegrino, as well as reached definitive agreement and closed on the disposition of ASA’s remaining operations in Argentina and Uruguay. In October 2015, the sale of Automotiva was completed. Since ASA was one of the Company’s reportable segments, management has determined that, despite the sale of disposal groups to multiple acquirers the ultimate sale of all of the businesses that comprised the ASA segment represents a strategic shift that will have a major effect on the Company’s operations and financial results. For the year ended December 31, 2014, the ASA segment accounted for 31% of consolidated net sales. Accordingly, the results of operations of the former ASA segment have been classified as a component of discontinued operations for all periods presented. The Consolidated Statements of Cash Flows were not adjusted to reflect this operation as a discontinued operation for any period presented.

On June 12, 2015, the Sellers, a wholly-owned indirect subsidiaries of the Company, entered into two separate purchase and sale agreements (the “Purchase Agreements”) to sell their equity interests in each of Pellegrino and Automotiva.  The purchasers under the Pellegrino Purchase Agreement are Distribuidora Automotiva S.A. and Car Central De Autopecas e Rolamentos Ltda. (the “Pellegrino Purchasers”) and the purchasers under the Automotiva Purchase Agreement are Auto Norte Distribuidora de Pecas Ltda., Cobra Rolamentos e Autopecas Ltda., Distribuidora Automotiva S.A., Jorge C. Schertel, Pedro Molina Quaresma and Sedim-Administracao e Participacoes Ltda. (the “Automotiva Purchasers”).

The purchase price to Sellers for the sale of each of Pellegrino and Automotiva was paid in Brazilian Reals. The Pellegrino purchase price was 215,000,000 Brazilian Reals and the purchase price for the sale of Automotiva was 146,285,000 Brazilian Reals (in each case, the “Base Purchase Price”), and, in each case, plus or minus an adjustment reflecting (i) an estimate of interim profits or losses, as applicable, of the Sellers related to the Pellegrino or Automotiva business, respectively, each calculated in accordance with a process established in the respective Purchase Agreement, and (ii) minus a percentage of certain claims that may arise after signing and before closing.  After closing, the parties determined a final purchase price reflecting the actual interim profits and losses and such claims, as well as other adjustments, calculated in accordance with a process established in the respective Purchase Agreement.

As discussed above, the sale of Pellegrino was completed in September 2015.  Based on the exchange rate in effect on the date of closing, the Company received proceeds of $58 million associated with the sale of Pellegrino and recognized a pre-tax loss of $25 million on sale.  This loss was predominately driven by the release of currency translation adjustments that had been previously deferred as a component of accumulated other comprehensive income. A portion of the proceeds from the sale will be used to pay down the Company’s outstanding debt.  The tax implications for the sale of Pellegrino were insignificant.

Additionally, as discussed above, the sale of the operations in Argentina and Uruguay was completed in September 2015. At closing, the Company received proceeds of $5 million and recognized a pre-tax loss of $20 million on sale. For tax purposes, the sale resulted in a pre-tax loss of $9 million; however, the capital loss is offset by a valuation allowance and resulted in no tax benefit being recorded.

The president of the Company’s ASA segment is party to the Pellegrino transaction.  In connection with and simultaneous with the closing of the Pellegrino transaction on September 30, 2015, this individual purchased four properties owned by Pellegrino with a net book value of less than $1 million.  In order to fund the purchase of the properties, at closing, the Company redeemed all outstanding equity owned by the individual and received net cash proceeds of less than $1 million for the purchase of the real estate.  This amount is included in the purchase price consideration discussed above.  Additionally, the same individual is also part of the buying group that acquired Automotiva which is further discussed below.

On October 30, 2015, the Company completed the previously announced sale of Automotiva. Upon closing, the Company received a purchase price of 148,982,541 in Brazilian Reals, or US $38,596,513 based on the Real/Dollar exchange rate as of October 30, 2015, reflecting a base purchase price of 146,285,000 Brazilian Reals (or $37,897,668 based on the Real/Dollar exchange rate as of October 30, 2015), as adjusted pursuant to the terms of the Agreement to reflect the actual interim profits and losses of the Automotiva business.  At closing, the Company received $19,657,726 after deduction of certain expenses and taxes and the placement of 71,000,000 Brazilian Reals in an escrow account with a Brazilian bank. Such escrow covers any amounts that may be owed by Automotiva relating to a Brazilian antitrust investigation commenced on September 25, 2015, and is the sole source of funds that the Buyers may recover from the Sellers as to any amounts that may be owed by Automotiva relating to such investigation. In connection with this investigation, the Company recorded a reserve in the third quarter of 2015 that represents management’s best estimate of the most likely outcome of this matter. This expense is included as a component of (Loss) income from discontinued operations, net of tax, on the Condensed Consolidated Statements of Operations.

The following table shows the net sales, cost of sales, gross profit, selling general and administrative expenses, operating profit, income before tax provision, income tax provision and net income that are included within (Loss) income from discontinued operations, net of tax on the Condensed Consolidated Statement of Operations associated with the ASA segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Net sales	$85	$116	$265	$319
Cost of sales	$(69)	$(93)	$(214)	$(255)
Gross profit	16	23	51	64
Selling, general and administrative expenses	$(16)	$(14)	$(38)	$(40)
Operating profit	$—	$9	$13	$24
Income from continuing operations before, income tax provision, and noncontrolling interest	—	9	14	24
Income tax provision	—	(2)	(5)	(7)
Net income	$—	$7	$9	$17

The following tables shows Automotiva’s asset and liabilities that are included in assets of discontinued operations and liabilities of discontinued operations on the Condensed Consolidated Balance Sheets:

	September 30,	December 31,
(Dollars in millions)	2015	2014
Cash and cash equivalents	$1	$19
Trade accounts receivable	11	56
Inventories, net	22	70
Other current assets	5	24
Property, plant, and equipment, net	4	14
Other assets	10	16
Current assets of discontinued operations	$53	$199
Accounts payable	13	39
Other accrued expenses	10	19
Current liabilities of discontinued operations	$23	$58

The following table shows the depreciation, amortization and capital expenditures that are included within the consolidated statement of cash flow associated with the ASA segment.

	Nine Months Ended September 30,
(Dollars in millions)	2015	2014
Depreciation and amortization	$2	$2
Capital expenditures	$1	$1

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

The sale of the Chassis group resulted in a pre-tax gain of $32 million, of which $21 million was recorded in the second quarter of 2014 and $11 million was recorded in the third quarter of 2014.  These amounts are reflected in the Condensed Consolidated Statements of Operations within (Loss) income from discontinued operations, net of tax. The Company released an $18 million capital loss valuation allowance as a result of the sale, the tax benefit of which offset the tax expense incurred by the gain on the sale. This resulted in a tax expense of less than $1 million on the sale transaction.

The following table shows the Chassis group’s net sales, income before tax provision, income tax provision and net income that are included within Income from discontinued operations, net of tax on the Condensed Consolidated Statements of Operations associated with the Chassis disposal group:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Net sales	$—	$—	$—	$64
Income from continuing operations before, income tax provision, and noncontrolling interest	—	—	—	5
Income tax provision	—	—	—	2
Net income	$—	$—	$—	$3

In addition to the amounts reflected in the tables above associated with the results of operations of ASA and the Chassis Group, (Loss) income from discontinued operations on the Condensed Consolidated Statement of Operations for the periods presented includes the following:

•	For the three months and nine months ended September 30, 2015, a pre-tax loss of $45 million associated with the sale of the ASA businesses discussed above
•	For the three months ended September 30, 2015, a tax benefit of $8 million related to the ASA sale, which represents the reversal of a capital gains tax recorded in the second quarter of 2015
•	For the three and nine months ended September 30, 2014, a pre-tax gain on the sale of the Chassis group of $11 million and $32 million, respectively, as discussed above
•	For the three and nine months ended September 30, 2014, a loss of $5 million and $7 million, respectively, associated with other activity related to the Chassis sale

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

Notional Amounts

The table below shows notional amounts associated with currency forward contracts and interest rate swaps as September 30, 2015 and December 31, 2014:

(Dollars in millions)	September 30, 2015	December 31, 2014
Foreign Currency Forward Contracts	$51	$70
Interest Rate Contracts	300	300

The following table shows the fair value of interest rate derivatives and the line items in the Condensed Consolidated Balance Sheets where they are reported.  The fair value of foreign currency forward contracts were insignificant at both September 30, 2015 and December 31, 2014.

	September 30, 2015		December 31, 2014
(Dollars in millions)	Asset	Liability	Asset	Liability
Derivative Designated as Hedging Instruments
Interest Rate Contracts
Other current assets	$—		$2
Other accrued expenses		$4		$—
Total Derivatives Designated as Hedging Instruments	$—	$4	$2	$—

The following table shows the gains and losses recognized on de-designated derivatives and the line items on the Condensed Consolidated Statements of Operations where the pretax gains and losses were reported.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Location of Pretax Gains (Losses) Recognized in Earnings
Foreign Currency Forward Contracts
Other income and expense, net	$2	$—	$3	$(1)
Total Pretax Gains (Losses) Recognized in Earnings	$2	$—	$3	$(1)

The following table shows the gains and losses recognized on cash flow hedges and the line items on the Condensed Consolidated Statements of Operations where such gains and losses are included when reclassified from AOCI.  Amounts for interest rate contracts are reclassified to earnings as interest expense over the term of the related debt.  Amounts for foreign currency forward contracts are reclassified to earnings within other income and expense, net as the underlying transactions impact earnings.  Amounts associated with foreign currency forward contracts were insignificant during the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Pretax Gains (Losses) Recorded in AOCI
Interest Rate Contracts	$(4)	$1	$(6)	$(6)
Total Pretax Gains (Losses) Recorded in AOCI	$(4)	$1	$(6)	$(6)

Location of Pretax (Losses) Reclassified from AOCI into Earnings
Interest Rate Contracts
Interest Expense	$1	$1	$2	$2
Total Pretax (Losses) Recognized in Earnings	$1	$1	$2	$2

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

Fair Value of Debt at September 30, 2015

(Dollars in millions)	Book Value of Debt	Fair Value Factor	Fair Value of Debt
Senior notes, due May 2021(1)	$250	104.88%	$262
Term Loan B-1, due April 2016(1)	175	99.75%	175
Term Loan B-2, due April 2020(1)	366	99.25%	364
ABL Revolver, due April 2018(2)	—	100.00%	—
Other debt(2)	29	100.00%	29
Total fair value of debt at September 30, 2015			$830

Fair Value of Debt at December 31, 2014

	Book Value	Fair Value	Fair Value
(Dollars in millions)	of Debt	Factor	of Debt
Senior notes, due May 2021(1)	$250	102.50%	$256
Term Loan B-1, due April 2016(1)	175	97.88%	171
Term Loan B-2, due April 2020(1)	367	97.00%	356
ABL revolver, due April 2018(2)	—	100.00%	—
Other debt(2)	19	100.00%	19
Total fair value of debt at December 31, 2014			$802

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

A financial covenant exists under the ABL Revolver that would be triggered if excess availability under the ABL Revolver is less than the greater of 10% of the total borrowing base and $10 million. If the covenant trigger were to occur, the Company would be required to satisfy and maintain a fixed charge coverage ratio of at least 1.00x, measured for the last twelve-month period. As of

September 30, 2015, none of the covenant triggers had occurred. The impact of falling below the fixed charge coverage ratio would not be a default but would trigger the imposition of restrictions on the Company’s ability to pursue certain operational or financial transactions (e.g. asset dispositions, dividends and acquisitions).

8. INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined on the first in first out basis for all domestic inventories and at the Company’s Poland operations or average cost basis for other non-U.S. inventories. Inventories are reduced by an allowance for slow-moving and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage. A summary of inventories, net is provided in the table below and excludes amounts included in Current assets of discontinued operations:

(Dollars in millions)	At September 30, 2015	At December 31, 2014
Raw materials	$64	$56
Work-in-process	16	17
Finished goods	86	72
	$166	$145

9. COMMITMENTS AND CONTINGENCIES

A reconciliation of the changes in the Company’s return reserves, which is included in Other accrued expenses in the Condensed Consolidated Balance Sheets, is presented in the following table.

	Nine Months Ended
	September 30,
(Dollars in millions)	2015	2014
Beginning balance	$4	$6
Amounts charged to revenue	5	4
Returns processed	(5)	(6)
Ending balance	$4	$4

As previously disclosed, the Company conducted a review of certain allegations arising in connection with business operations involving its subsidiaries in Poland and Ukraine. The allegations raised issues involving potential improper payments in connection with governmental approvals, permits, or other regulatory areas and possible conflicts of interest. The Company’s review was supervised by the Audit Committee of Affinia’s Board of Directors and conducted with the assistance of outside professionals. Affinia voluntarily self-reported on these matters to the U.S. Department of Justice and the U.S. Securities and Exchange Commission and cooperated fully with the U.S. government.  The U.S. Department of Justice has advised that it has decided to decline to prosecute the Company in this matter.

10. INCOME TAXES

The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $1 million as of both September 30, 2015 and December 31, 2014. The Company recognizes interest related to unrecognized tax benefits in interest expense and recognizes penalties as part of the income tax provision. As of September 30, 2015, the Company’s accrual for interest and penalties was less than $1 million. The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. For jurisdictions in which Affinia transacts significant business, tax years ended December 31, 2004 and later remain subject to examination by tax authorities. The Company does not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

The effective tax rate was 50% for the three months ended September 30, 2015 compared to 44% for the three months ended September 30, 2014. . The primary reason for the increase over 2014 is due to higher deemed dividends from foreign subsidiaries, resulting in higher U.S. permanent differences over last year. The effective tax rate was 62% for the nine months ended September 30, 2015 compared to 63% for the nine months ended September 30, 2014. The decrease is attributable to a currency devaluation of $5 million associated with the Filtration operations of Venezuela that is a non-deductible item for income tax purposes in the first quarter of 2014.

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

The Company has various accruals for civil liability, including product liability, and other costs. If there is a range of equally probable outcomes, Affinia accrues at the lower end of the range. The Company had $2 million accrued as of both September 30, 2015 and December 31, 2014. These amounts are reflected in Other accrued expenses within the Condensed Consolidated Balance Sheets.

In addition, the continuing operations of Affinia have various other claims that are reasonably possible of occurrence for which the aggregate maximum exposure to loss is estimated at less than $1 million. There are currently no reserves associated with these claims.

The Company owns property in Litchfield, Illinois on which various historic environmental contaminants have been discovered. These contaminants are self-contained on the property and, with the exception of a small area with polychlorinated biphenyl (PCB) impact, are not required by law to be remediated.  The Company entered the site into the Illinois Environmental Protection Agency’s (“IEPA”) Voluntary Site Remediation Program and has received IEPA approval of a previously filed Remedial Action Plan (“RAP”) for one portion of the site that is associated with the voluntary clean-up actions.  The remediation for that portion of the site commenced in June 2015 and was completed in September of 2015. A RAP for the other portion of the site, including where PCBs are located, is being prepared and will be submitted to IEPA, the Army Corps of Engineers and the U.S. Environmental Protection Agency.  It is currently anticipated that such RAP will be submitted in the fourth quarter of 2015.  The Company’s objective is to obtain a combination of comprehensive and focused No Further Remediation (NFR) letters for the Site. The current cost estimate to complete all of the voluntary work included in the approved RAP and expected to be included in the second RAP, including costs already incurred, is approximately $4 million.  Since soil sampling and testing is not yet complete and a full site remediation study has not been issued on the area associated with the legally required PCB clean-up, the Company cannot currently reasonably estimate the cost of the PCB clean-up.  It is not expected that the cost associated with this clean-up will have a material impact on the Company’s results of operations, financial position or cash flows.  There are currently no reserves associated with these cost estimates.

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

	Nine Months Ended September 30,
(Dollars in millions)	2015	2014
Gross accounts receivable factored	$276	$353
Expenses associated with factoring of receivables	2	3

Accounts receivable factored by Affinia are accounted for as a sale and removed from the balance sheet at the time of factoring, with the cost associated with the factoring program presented in Other income and expense, net in the Condensed Consolidated Statement of Operations.

13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, for the three and nine months ended September 30, 2015:

		Foreign
		currency	Interest
	Pension	translation	Rate		Total
(Dollars in millions)	adjustments	adjustment	Swap	Derivative	AOCI
Balance at July 1, 2015	$—	$(78)	$—	$—	$(78)
Other comprehensive income (loss) before reclassifications, net of tax	—	9	(4)	—	5
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	1	—	1
Net current period other comprehensive income (loss)	—	9	(3)	—	6
At September 30, 2015	$—	$(69)	$(3)	$—	$(72)

		Foreign
		currency	Interest
	Pension	translation	Rate		Total
(Dollars in millions)	adjustments	adjustment	Swap	Derivative	AOCI
Balance at January 1, 2015	$—	$(54)	$1	$—	$(53)
Other comprehensive income (loss) before reclassifications, net of tax	—	(15)	(6)	1	(20)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	2	(1)	1
Net current period other comprehensive income (loss)	—	(15)	(4)	—	(19)
At September 30, 2015	$—	$(69)	$(3)	$—	$(72)

Changes in AOCI income (loss) by component, net of tax, for the three and nine months ended September 30, 2014:

		Foreign
		currency	Interest
	Pension	translation	Rate	Total
(Dollars in millions)	adjustments	adjustment	Swap	AOCI
Balance at July 1, 2014	$(1)	$(19)	$2	$(18)
Other comprehensive income (loss) before reclassifications, net of tax	—	(20)	—	(20)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	1	1
Net current period other comprehensive income (loss)	—	(20)	1	(19)
At September 30, 2014	$(1)	$(39)	$3	$(37)

		Foreign
		currency	Interest
	Pension	translation	Rate	Total
(Dollars in millions)	adjustments	adjustment	Swap	AOCI
Balance at January 1, 2014	$(1)	$(26)	$7	$(20)
Other comprehensive income (loss) before reclassifications, net of tax	—	(13)	(5)	(18)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	1	1
Net current period other comprehensive income (loss)	—	(13)	(4)	(17)
At September 30, 2014	$(1)	$(39)	$3	$(37)

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

As a result of the multiple exchange rates available to settle transactions, at March 31, 2014, management reevaluated the exchange rates previously used for remeasurement, which had been the official rate of 6.3 VEF to 1 U.S. Dollar. While substantially all of the Company’s import transactions for purchases of inventory had been pre-approved by the Venezuelan government at the official rate of 6.3 VEF to 1 U.S. Dollar, the Venezuelan government had not settled these transactions with vendors since November 2013. This, along with the introduction of the SICAD 1 and SICAD 2 market mechanisms, raised considerable doubts about the ability to ultimately settle transactions at the official rate in the future. Additionally, legislation enacted by the Venezuelan government in 2014 indicated that foreign investments are subject to the SICAD 1 rate rather than the official rate. While not the determinative factor, management viewed the passing of this legislation as a critical component in its assessment of the most representative rate to use for remeasurement purposes at March 31, 2014. Given the uncertainty of the exchange markets and the ultimate rate at which transactions may settle in the future, as well as consideration of the aforementioned legislation that was enacted earlier in 2014, the Company recorded a one-time devaluation of $7 million in the first quarter of 2014, which represented a move from the official rate to the SICAD 1 rate of 10.7 VEF to 1 U.S. Dollar. Of the $7 million devaluation charge, $5 million was recorded in the Filtration segment and $2 million was recorded in the ASA segment.  For the Filtration segment and the ASA segment, respectively, this devaluation is reflected in Other income and expenses, net and (Loss) income from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations.

In the fourth quarter of 2014, the Company recorded an immaterial devaluation to reflect the movement in the SICAD1 rate from 10.7 VEF to 12.0 VEF to 1 U.S. Dollar. During the first quarter of 2015, management continued to apply the rate of 12.0 VEF to 1 U.S. Dollar. However, in February 2015, the Marginal Currency System (“Simadi”) mechanism was introduced and implemented as part of law, resulting in the elimination of the SICAD 2 rate. The Simadi rate is a free market exchange where the rate is derived from daily private bidders and buyers exchanging offers through authorized agents and approved and published by the Venezuelan Central Bank. To date, the Company has had very limited participation in the Simadi markets as a result of successful participation in multiple SICAD1 auctions.  At September 30, 2015, the Simadi rate was approximately 197 VEF to 1 U.S. Dollar.  During the second quarter of 2015, the Company recorded an immaterial devaluation to reflect the movement in the SICAD 1 rate from 12.0 VEF to 12.8 VEF to 1 U.S. Dollar as a result of management’s successful participation in a SICAD 1 auction at a rate of 12.8 VEF to 1 U.S. Dollar, which was a 6.7% depreciation over the last auction held in the fourth quarter of 2014.  During the third quarter of 2015, the Company recorded another immaterial devaluation to reflect the movement of the SICAD 1 rate from 12.8 VEF to 13.5 VEF to 1 U.S. Dollar as a result of the most recent SICAD 1 auction clearing rate.  Management will continue to monitor the exchange rate mechanism in Venezuela, as well as the Company’s ability to continue to successfully access U.S. Dollar at a SICAD 1 rate to determine whether a different exchange rate should be used in future periods, which would result in further devaluation charges being recorded.

In the third quarter of 2015, the Company’s Venezuelan subsidiaries represented approximately 13% of the Company’s consolidated net sales. The Venezuelan subsidiaries have total assets and liabilities of less than 10% of the Company’s total consolidated assets and liabilities at September 30, 2015.

15. RESTRUCTURING OF OPERATIONS

Affinia’s restructuring activities, as described below, were undertaken to execute management’s strategy, streamline operations and to ultimately achieve net cost reductions. Costs related to these restructuring activities are reflected within Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. The restructuring charges consist of employee termination costs. Severance costs are accounted for in accordance with ASC Topic 420, “Exit or Disposal Cost Obligations” and ASC Topic 712, “Compensation—Nonretirement Postemployment Benefits.” In October 2013, Affinia announced that it would relocate its Ann Arbor, Michigan corporate headquarters to Gastonia, North Carolina, which is the location of the Filtration segment. The transition to the new corporate headquarters was substantially completed by the end of the second quarter of 2014. As of December 31, 2014, the Company had a remaining accrual of less than $1 million related to the relocation. On August 29, 2014, the Company and CQ Sourcing, Inc. (“CQ Sourcing”) agreed to end their current relationship effective as of December 31, 2014. CQ Sourcing is a subsidiary of General Parts International, Inc. that owns and operates stores under the CARQUEST brand and provides services to independently owned stores that operate under the CARQUEST brand. The Company recorded an accrual of $1 million as of December 31, 2014 related to the ending of this relationship. The following summarizes the restructuring charges and activity for the Company:

(Dollars in millions)	Total
Balance at December 31, 2014	$3
Charges to expense:
Employee termination benefits	—
Reductions to liability:
Cash payments	(2)
Balance at September 30, 2015	$1

16. STOCK INCENTIVE PLAN

Restricted Stock Units

During the nine months ended September 30, 2015, 19,639 time-based Restricted Stock Units (“RSU”) vested and, of these vested awards, 7,856 were cash settled by the Company. Pursuant to the terms of the RSUs awards, 7,856 new performance-based RSUs were subsequently issued to the holders. The performance-based RSUs granted carry the same vesting terms and conditions as previously issued performance-based RSU awards.

In the second and third quarters of 2015, the Company granted 5,000 and 1,000 restricted stock units, respectively, which carry the same terms of previously issued awards.

A rollforward of the outstanding RSU awards at September 30, 2015 is as follows:

Outstanding at December 31, 2014	184,305
Granted	13,856
Vested	(19,639)
Settled	(13,065)
Forfeited/expired	(14,124)
Outstanding at September 30, 2015	151,333

During the nine months ended September 30, 2015, $3 million of stock-based compensation expense was recognized associated with outstanding time-based RSUs.  There was no stock-based compensation expense recognized during the nine months ended September 30, 2014.

Stock Options

During the three and nine months ended September 30, 2015, 12,383 previously awarded and vested stock options were exercised at a per share price of $62.87.  The Company received proceeds of $1 million associated with these stock option exercises.

17. FINANCIAL INFORMATION FOR GUARANTORS AND NON-GUARANTORS

Holdings (presented as Parent in the following schedules), through its 100% owned subsidiary, Affinia (presented as Issuer in the following schedules), issued $250 million of Senior Notes on April 25, 2013. As of September 30, 2015, there were $250 million of Senior Notes outstanding. The notes were offered only to qualified institutional buyers and certain persons in offshore transactions.

The Senior Notes are fully, irrevocably, unconditionally and jointly and severally guaranteed on a senior unsecured basis by the Company’s current and future domestic subsidiaries (the “Guarantors”). The Senior Notes are general obligations of the Issuer and guaranteed by the Parent and the Guarantors.

The following unaudited information presents Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2015 and 2014, Condensed Consolidating Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, Condensed Consolidating Balance Sheets as of September 30, 2015 and December 31, 2014 and Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 of (i) the Parent, (ii) the Issuer, (iii) the Guarantors, (iv) the Non-Guarantors, and (v) eliminations to arrive at the information for the Company on a consolidated basis.

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statements of Operations

For the Three Months Ended September 30, 2015

				Non-		Consolidated
(Dollars in millions)	Parent	Issuer	Guarantor	Guarantor	Eliminations	Total
Net sales	$—	$—	$157	$119	$(38)	$238
Cost of sales	—	—	(123)	(91)	38	(176)
Gross profit	—	—	34	28	—	62
Selling, general and administrative expenses	—	(13)	(14)	(9)	—	(36)
Operating profit (loss)	—	(13)	20	19	—	26
Other income and expense, net	—	—	(1)	(3)	—	(4)
Interest expense	—	(13)	—	(1)	—	(14)
Income (loss) before income tax provision, equity in income, net of tax and noncontrolling interest	—	(26)	19	15	—	8
Income tax provision	—	(2)	—	(2)	—	(4)
Equity in income, net of tax	(33)	(5)	(24)	—	62	—
Net income (loss) from continuing operations	(33)	(33)	(5)	13	62	4
Income (loss) from discontinued operations, net of tax	—	—	—	(37)	—	(37)
Net income (loss)	$(33)	$(33)	$(5)	$(24)	$62	$(33)

Guarantor Condensed

Consolidating Statements of Comprehensive Income (Loss)

For the Three Months Ended September 30, 2015

				Non-		Consolidated
(Dollars in millions)	Parent	Issuer	Guarantor	Guarantor	Eliminations	Total
Net income (loss)	$(33)	$(33)	$(5)	$(24)	$62	$(33)
Other comprehensive income (loss), net of tax:
Change in the fair value of interest rate swap	(4)	(4)	—	—	4	(4)
Reclassification into earnings from interest rate swap	1	1	—	—	(1)	1
Change in the fair value of derivatives	—	—	—	—	—	—
Reclassification into earnings for derivatives	—	—	—	—	—	—
Change in foreign currency translation adjustments	9	9	—	9	(18)	9
Total other comprehensive income (loss)	6	6	—	9	(15)	6
Total comprehensive income (loss)	$(27)	$(27)	$(5)	$(15)	$47	$(27)

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statements of Operations

For the Nine Months Ended September 30, 2015

				Non-		Consolidated
(Dollars in millions)	Parent	Issuer	Guarantor	Guarantor	Eliminations	Total
Net sales	$—	$—	$471	$328	$(117)	$682
Cost of sales	—	—	(376)	(254)	117	(513)
Gross profit	—	—	95	74	—	169
Selling, general and administrative expenses	—	(34)	(43)	(26)	—	(103)
Operating profit (loss)	—	(34)	52	48	—	66
Other income and expense, net	—	(2)	(2)	(1)	—	(5)
Interest expense	—	(38)	—	(2)	—	(40)
Income (loss) before income tax provision, equity in income, net of tax and noncontrolling interest	—	(74)	50	45	—	21
Income tax provision	—	(6)	—	(7)	—	(13)
Equity in income, net of tax	(28)	52	2	—	(26)	—
Net income (loss) from continuing operations	—	(80)	50	38	—	8
Income (loss) from discontinued operations, net of tax	—	—	—	(36)	—	(36)
Net income (loss)	$(28)	$(28)	$52	$2	$(26)	$(28)

Guarantor Condensed

Consolidating Statements of Comprehensive Income (Loss)

For the Nine Months Ended September 30, 2015

				Non-		Consolidated
(Dollars in millions)	Parent	Issuer	Guarantor	Guarantor	Eliminations	Total
Net income (loss)	$(28)	$(28)	$52	$2	$(26)	$(28)
Other comprehensive income (loss), net of tax:
Change in the fair value of interest rate swap	(6)	(6)	—	—	6	(6)
Reclassification into earnings from interest rate swap	2	2	—	—	(2)	2
Change in the fair value of derivatives	1	1	—	—	(1)	1
Reclassification into earnings for derivatives	(1)	(1)	—	—	1	(1)
Change in foreign currency translation adjustments	(15)	(15)	—	(15)	30	(15)
Total other comprehensive income (loss)	(19)	(19)	—	(15)	34	(19)
Total comprehensive income (loss)	$(47)	$(47)	$52	$(13)	$8	$(47)

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statements of Operations

For the Three Months Ended September 30, 2014

				Non-		Consolidated
(Dollars in millions)	Parent	Issuer	Guarantor	Guarantor	Eliminations	Total
Net sales	$—	$—	$171	$117	$(40)	$248
Cost of sales	—	—	(133)	(88)	40	(181)
Gross profit	—	—	38	29	—	67
Selling, general and administrative expenses	—	(8)	(17)	(9)	—	(34)
Operating profit (loss)	—	(8)	21	20	—	33
Other income and expense, net	—	—	—	—	—	—
Interest expense	—	(15)	—	—	—	(15)
Income (loss) before income tax provision, equity in income, net of tax and noncontrolling interest	—	(23)	21	20	—	18
Income tax provision	—	(5)	—	(3)	—	(8)
Equity in income, net of tax	23	51	24	—	(98)	—
Net income (loss) from continuing operations	23	23	45	17	(98)	10
Income (loss) from discontinued operations, net of tax	—	—	6	7	—	13
Net income (loss)	$23	$23	$51	$24	$(98)	$23

Guarantor Condensed

Consolidating Statements of Comprehensive Income (Loss)

For the Three Months Ended September 30, 2014

				Non-		Consolidated
(Dollars in millions)	Parent	Issuer	Guarantor	Guarantor	Eliminations	Total
Net income (loss)	$23	$23	$51	$24	$(98)	$23
Other comprehensive income (loss), net of tax:
Change in the fair value of interest rate swap	1	1	—	—	(1)	1
Change in foreign currency translation adjustments	(20)	(20)	—	(20)	40	(20)
Total other comprehensive (loss) income	(19)	(19)	—	(20)	39	(19)
Total comprehensive income (loss)	$4	$4	$51	$4	$(59)	$4

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statements of Operations

For the Nine Months Ended September 30, 2014

				Non-		Consolidated
(Dollars in millions)	Parent	Issuer	Guarantor	Guarantor	Eliminations	Total
Net sales	$—	$—	$518	$344	$(121)	$741
Cost of sales	—	—	(407)	(259)	121	(545)
Gross profit	—	—	111	85	—	196
Selling, general and administrative expenses	—	(30)	(51)	(29)	—	(110)
Operating profit (loss)	—	(30)	60	56	—	86
Other income and expense, net	—	(2)	(1)	(6)	—	(9)
Interest expense	—	(44)	—	(1)	—	(45)
Income (loss) before income tax provision, equity in income, net of tax and noncontrolling interest	—	(76)	59	49	—	32
Income tax provision	—	(8)	—	(12)	—	(20)
Equity in income, net of tax	57	141	57	—	(255)	—
Net income (loss) from continuing operations	57	57	116	37	(255)	12
Income (loss) from discontinued operations, net of tax	—	—	25	20	—	45
Net income (loss)	$57	$57	$141	$57	$(255)	$57

Guarantor Condensed

Consolidating Statements of Comprehensive Income (Loss)

For the Nine Months Ended September 30, 2014

				Non-		Consolidated
(Dollars in millions)	Parent	Issuer	Guarantor	Guarantor	Eliminations	Total
Net income (loss)	$57	$57	$141	$57	$(255)	$57
Other comprehensive income (loss), net of tax:
Change in the fair value of interest rate swap	(4)	(4)	—	—	4	(4)
Change in foreign currency translation adjustments	(13)	(13)	—	(13)	26	(13)
Total other comprehensive income (loss)	(17)	(17)	—	(13)	30	(17)
Total comprehensive income (loss)	$40	$40	$141	$44	$(225)	$40

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Balance Sheets

September 30, 2015

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$33	$—	$81	$—	$114
Restricted cash	—	—	—	6	—	6
Accounts receivable	—	—	38	50	—	88
Inventories, net	—	—	100	66	—	166
Other current assets	—	24	2	23	—	49
Current assets of discontinued operations	—	—	—	53	—	53
Total current assets	—	57	140	279	—	476
Property, plant and equipment, net	—	2	57	50	—	109
Investments and other assets	—	123	37	11	—	171
Intercompany investments	(279)	462	775	—	(958)	—
Intercompany (payables) receivables	—	(82)	(461)	543	—	—
Total assets	$(279)	$562	$548	$883	$(958)	$756
Liabilities and shareholder's equity
Current liabilities:
Accounts payable	$—	$10	$64	$23	$—	$97
Notes payable	—	176	—	28	—	204
Other accrued expenses	—	23	16	24	—	63
Accrued payroll and employee benefits	—	2	6	8	—	16
Current liabilities of discontinued operations	—	6	—	17	—	23
Total current liabilities	—	217	86	100	—	403
Long-term debt	—	616	—	—	—	616
Deferred employee benefits and noncurrent liabilities	—	8	—	8	—	16
Total liabilities	—	841	86	108	—	1,035
Total shareholder's (deficit) equity	(279)	(279)	462	775	(958)	(279)
Total liabilities and shareholder's (deficit) equity	$(279)	$562	$548	$883	$(958)	$756

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Balance Sheets

December 31, 2014

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$10	$—	$16	$—	$26
Restricted cash	—	—	—	4	—	4
Accounts receivable	—	—	44	45	—	89
Inventories, net	—	—	98	47	—	145
Other current assets	—	44	1	36	—	81
Current assets of discontinued operations	—	—	—	199	—	199
Total current assets	—	54	143	347	—	544
Property, plant and equipment, net	—	1	57	51	—	109
Investments and other assets	—	121	36	11	—	168
Intercompany investments	(220)	388	749	—	(917)	—
Intercompany receivables (payables)	—	48	(508)	460	—	—
Total assets	$(220)	$612	$477	$869	$(917)	$821
Liabilities and shareholder's equity
Current liabilities:
Accounts payable	$—	$10	$70	$19	$—	$99
Notes payable	—	—	—	19	—	19
Other accrued expenses	—	15	15	13	—	43
Accrued payroll and employee benefits	—	9	4	3	—	16
Current liabilities of discontinued operations	—	—	—	58	—	58
Total current liabilities	—	34	89	112	—	235
Long-term debt	—	792	—	—	—	792
Deferred employee benefits and noncurrent liabilities	—	5	—	8	—	13
Total liabilities	—	831	89	120	—	1,040
Total shareholder's (deficit) equity	(220)	(219)	388	749	(917)	(219)
Total liabilities and shareholder's (deficit) equity	$(220)	$612	$477	$869	$(917)	$821

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2015

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Elimination	Consolidated Total
Operating activities
Net cash provided by (used in) operating activities	$15	$(17)	$7	$58	$(15)	$48
Investing activities
Proceeds from the sale of the business, net of cash transferred	—	56	—	—	—	56
Change in restricted cash	—	—	—	(2)	—	(2)
Additions to property, plant and equipment	—	(1)	(7)	(9)	—	(17)
Net cash provided by (used in) investing activities	—	55	(7)	(11)	—	37
Financing activities
Proceeds of other debt	—	—	—	24	—	24
Repayments of debt	(15)	—	—	(15)	15	(15)
Proceeds from stock options exercised	—	1	—	—	—	1
Distribution to our shareholders	—	(15)	—	—	—	(15)
Other financing activities	—	(1)	—	—	—	(1)
Net cash (used in) provided by financing activities	(15)	(15)	—	9	15	(6)
Effect of exchange rates on cash	—	—	—	(9)	—	(9)
Increase in cash and cash equivalents	—	23	—	47	—	70
Cash and cash equivalents at beginning of the period	—	10	—	35	—	45
Cash and cash equivalents at end of the period	$—	$33	$—	$82	$—	$115

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2014

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Elimination	Consolidated Total
Operating activities
Net cash provided by (used in) operating activities	$57	$(30)	$10	$24	$(57)	$4
Investing activities
Proceeds from sale of Chassis group	—	149	—	—	—	$149
Other investing activities	—	4	—	—	—	$4
Additions to property, plant and equipment	—	—	(10)	(8)	—	$(18)
Net cash provided by (used in) investing activities	—	153	(10)	(8)	—	135
Financing activities
Repayment of debt	(57)	—	—	(10)	57	$(10)
Repayment of term loans	—	(109)	—	—	—	$(109)
Distribution to our shareholders	—	(57)	—	—	—	$(57)
Net cash used in financing activities	(57)	(166)	—	(10)	57	(176)
Effect of exchange rates on cash	—	—	—	(6)	—	$(6)
Decrease in cash and cash equivalents	—	(43)	—	—	—	$(43)
Cash and cash equivalents at beginning of the period	—	68	—	33	—	101
Cash and cash equivalents at end of the period	$—	$25	$—	$33	$—	$58

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company is wholly-owned by Affinia Group Holdings Inc. (“Holdings”), a company controlled by affiliates of The Cypress Group, L.L.C. (“Cypress”). ”). On August 13, 2015, Affinia Group Holdings Inc. (“Holdings”), a Delaware corporation and parent company of Affinia, entered into an agreement and plan of merger (the “Merger Agreement”) with MANN+HUMMEL Holding GmbH, a German limited liability company (“MANN+HUMMEL”). Subject to the terms and conditions set forth in the Merger Agreement, the aggregate merger consideration payable to the Sellers is $513,100,000, (i) minus adjustments reflecting transaction expenses, a $10 million escrow to cover limited indemnities and an amount reserved for the payment of expenses incurred by the sellers’ representative and (ii) plus adjustments reflecting adjusted net proceeds from the sale of the Company’s Brazilian operations previously announced and the sale of the Company’s Argentinian and Uruguayan operations (collectively, the “ASA Transactions”) and a daily interest factor applied to the purchase price. At the effective time of the Merger, each outstanding share of Holdings will be converted into the right to receive a proportionate share of the aggregate consideration, plus a contingent right to receive a portion of the escrow amount and the amount reserved for expenses of the sellers’ representative, in each case at the time and upon satisfaction of the conditions specified in the Merger Agreement.

The Merger Agreement has been approved by the Board of Directors of Holdings as well as all required governing bodies of MANN+HUMMEL (including its Supervisory Board) and the Board of Directors and stockholder of merger sub. Consummation of the Merger is subject to certain customary conditions, including, among others, adoption of the Merger Agreement by the holders of a majority of the issued and outstanding shares of Holdings common stock, holders of no more than five percent of the common stock of Holdings exercising dissenters’ rights, receipt of any required regulatory approvals and expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the absence of any order, judgment, injunction, decree, stipulation or determination prohibiting the Merger, and completion of the Affinia South America (“ASA”) Transactions. It is currently anticipated that this transaction will close by the first quarter of 2016 or earlier depending on timing of regulatory approvals and satisfaction of other closing conditions.

The Merger Agreement contains representations and warranties customary for transactions of this type. Holdings has agreed to various covenants and agreements, including, among others, agreements to (i) conduct its business in the ordinary course consistent with past practice during the period between the execution of the Merger Agreement and the closing thereunder and (ii) not engage in certain kinds of transactions during this period, including transactions involving leakage to the Sellers.

The Merger Agreement also contains certain termination provisions for Holdings and MANN+HUMMEL, including, among others, termination rights for Holdings and MANN+HUMMEL in the event the Merger has not closed within eight months after the date of the Merger Agreement, extended up to sixty days if necessary for Holdings to complete the ASA Transactions (the “Outside Date”) or in the event there is a breach of a representation, warranty, covenant or agreement by the other party which cannot be cured by the Outside Date.

In the second quarter of 2015, management committed to a plan to sell Pellegrino Distribuidora de Autopecas Ltda. (“Pellegrino”) and Affinia Automotiva Ltda. (“Automotiva”). Pellegrino and Automotiva comprise the Brazilian operations of the ASA segment and are collectively referred to as “ASA Brazil”. The Company completed the sale of Pellegrino in September 2015 and the sale of Automotiva in October 2015. Additionally, in the third quarter of 2015, the Company executed definitive purchase agreements for the remaining Affinia South America (“ASA”) operation in Argentina and Uruguay and completed the disposition of these businesses through sale in September 2015. Accordingly, the results of operations of the former ASA segment have been included as a component of discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented. With the completion of these transactions in 2015, all of the businesses that comprised the ASA segment have been disposed of through sale.  See Note 5 to the Condensed Consolidated Financial Statements, “Discontinued Operations”, for additional information.

The Company has one operating segment, which is Filtration. Affinia’s chief operating decision maker evaluates the performance of its operating segment based primarily on revenue growth and operating profit. Income taxes are not allocated to the operating segment. Although not considered an operating segment, corporate, eliminations and other includes corporate costs, interest expense and other amounts not allocated to the operating segment.  Additionally, the results of operations of ASA’s Venezuela business, which was shut down in June 2014, is included in corporate, eliminations and other for the nine months ended September 30, 2014 since it did not qualify for discontinued operations treatment and is insignificant.  In the first quarter of 2015, the Company’s management changed the calculation of segment earnings whereby certain corporate costs that were previously allocated to the operating segment were no longer allocated.  Accordingly, all of these previously allocated costs remained in corporate, eliminations and other.  Prior period segment results were recast to conform to current period presentation.

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

The following table summarizes the Company’s consolidated results for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,			Currency	Variance Excluding Currency
(Dollars in millions)	2015	2014	Variance	Effect (1)	Effect
Net sales	$238	$248	$(10)	$(24)	$14
Cost of sales	(176)	(181)	5	17	(12)
Gross profit	62	67	(5)	(7)	2
Gross margin %	26%	27%
Selling, general and administrative expenses	(36)	(34)	(2)	(2)	—
Selling, general and administrative expenses as a percent of net sales	15%	14%
Operating profit	26	33	(7)	(9)	2
Operating margin %	11%	13%
Other income and expense, net	(4)	—	(4)	1	(5)
Interest expense	(14)	(15)	1	—	1
Income from continuing operations before income tax provision, and noncontrolling interest	8	18	(10)	(8)	(2)
Income tax provision	(4)	(8)	4	(1)	5
Net income from continuing operations	4	10	(6)	(9)	3
(Loss) income from discontinued operations, net of tax	(37)	13	(50)	(8)	(42)
Net (loss) income	$(33)	$23	$(56)	$(17)	$(39)

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

Net sales. Consolidated net sales decreased by $10 million in the third quarter of 2015 in comparison to the third quarter of 2014 due to lower sales in the Filtration segment. Excluding currency effects, consolidated net sales increased by $14 million compared to the third quarter of 2014, with sales in the Filtration segment up to 6%.

Gross profit/gross margin. Gross profit decreased by $5 million during the third quarter of 2015 in comparison to the third quarter of 2014, with gross margin decreasing to 26% in the third quarter of 2015 from 27% in the third quarter of 2014. Excluding currency effects, gross profit increased by $2 million compared to the third quarter of 2014.

Selling, general and administrative (SG&A) expenses. SG&A expenses increased by $2 million during the third quarter of 2015 in comparison to the third quarter of 2014. Excluding the impact of currency, SG&A was flat to the prior year.

Operating profit/operating margin. Operating profit decreased by $7 million in the third quarter of 2015. Excluding currency effects, operating margin improved by $2 million compared to the third quarter of 2014 due primarily to the increase in gross profit and lower SG&A expenses.

Interest expense. Interest expense decreased by $1 million in the third quarter of 2015 compared to the same period in the prior year as a result of repayment of debt balances in the second and third quarters of 2014.

Income tax provision. Income tax provision decreased by $4 million in the third quarter of 2015 in comparison to the third quarter of 2014 due primarily to lower pre-tax income.

(Loss) income from discontinued operations, net of tax. (Loss) income from discontinued operations, net of tax, for the third quarter of 2015 is comprised of the $45 million of loss on sale associated with the disposition of the Pellegrino, Argentina and Uruguay, which were part of the ASA segment, as well as the results of operations of the ASA segment.  Amounts associated with the third quarter of 2014 relate to the recognition of the remaining $11 million pre-tax gain on the sale of the Chassis group, as well as the results of operations of the businesses that comprised the ASA segment.

Net (loss) income. Net income decreased by $56 in the third quarter of 2015 in comparison to the third quarter of 2014 primarily as a result of the loss on sale of certain ASA businesses, as well as the recognition of the remaining gain on the sale of the Chassis group in the third quarter of 2014.

The following table summarizes the Company’s consolidated results for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,			Currency	Variance Excluding Currency
(Dollars in millions)	2015	2014	Variance	Effect (1)	Effect
Net sales	$682	$741	$(59)	$(72)	$13
Cost of sales	(513)	(545)	32	52	(20)
Gross profit	169	196	(27)	(20)	(7)
Gross margin %	25%	26%
Selling, general and administrative expenses	(103)	(110)	7	6	1
Selling, general and administrative expenses as a percent of net sales	15%	15%
Operating profit	66	86	(20)	(14)	(6)
Operating margin %	10%	12%
Other income and expense, net	(5)	(9)	4	—	4
Interest expense	(40)	(45)	5	—	5
Income from continuing operations before income tax provision, equity in income(loss), net of tax and noncontrolling interest	21	32	(11)	(14)	3
Income tax provision	(13)	(20)	7	—	7
Net income from continuing operations	8	12	(4)	(14)	10
(Loss) income from discontinued operations, net of tax	(36)	45	(81)	(8)	(73)
Net (loss) income	$(28)	$57	$(85)	$(22)	$(63)

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

Net sales. Consolidated net sales decreased by $59 million in the nine months ended September 30, 2015 in comparison to the same period in 2014 due to decreased sales in the Filtration segment. Excluding currency effects, consolidated net sales increased $13 million with sales in the Filtration segment up 3%.

Gross profit/gross margin. Gross profit decreased by $27 million during the nine months ended September 30, 2015 in comparison to the same period in 2014, with gross margin decreasing to 25% in 2015 from 26% in 2014. Excluding currency effects, gross profit decreased by $7 million compared to 2014. Gross profit decreased due primarily to the impacts of lower volumes on fixed cost absorption in North America.

Selling, general and administrative (SG&A) expense. SG&A expenses decreased by $7 million during the nine months ended September 30, 2015 in comparison to the same period in 2014. Excluding the impacts of currency, SG&A expenses decreased by $1 million compared to the same period in the prior year due primarily to lower selling expenses in North America as a result of the decrease in sales.

Operating profit/operating margin. Operating profit decreased by $20 million in the nine months ended September 30, 2015 in comparison to the same period in 2014, while operating margin decreasing to 10% in 2015 compared to 12% in 2014. Excluding currency effects, operating profit decreased $6 million compared to the same period in the prior year.  Drivers of lower operating profit are discussed above.

Other income and expense, net. The decrease in expenses in 2015 in comparison to the 2014 was driven primarily by a $5 million charge associated with currency devaluation in Venezuela in the first quarter of 2014 for which there were less significant charges in 2015.  See Note 14 to the Condensed Consolidated Financial Statements, “Venezuela Operations” for further information.

Interest expense. Interest expense decreased by $5 million in the nine months ended September 30, 2015 compared to the same period in the prior year as a result of repayment of debt balances in the second and third quarter of 2014.

Income tax provision. The income tax provision decreased $7 million in the nine months ended September 30, 2015 compared to the same period in the prior year. The effective tax rate was 62% in the nine months ended September 30, 2015 in comparison to

63% in the same period in 2014. The decrease is attributable to a currency devaluation of $5 million for the Venezuelan operations that is a non-deductible item for income tax purposes in the first quarter of 2014.

(Loss) income from discontinued operations, net of tax. (Loss) income from discontinued operations, net of tax, is comprised of the results of the ASA segment, as well as the Chassis group for the period prior to sale in the second quarter of 2014. The loss in 2015 is driven primarily by a $45 million loss on sale of certain businesses within the ASA segment compared to a gain in 2014 as a result of recognizing a pre-tax gain of $32 million on the sale of the Chassis group.  Additionally, both the nine months ended September 30, 2015 and 2014 include the results of operations of the ASA segment prior to the sale of certain businesses in September 2015.

Net income. The net loss of $28 million in in the nine months ended September 30, 2015 compared to net income of $$57 million in the same period in 2014 is primarily driven by lower earnings in the Filtration segment, the loss on the sale of Pellegrino, Argentina and Uruguay, as well as the gain on the sale of the Chassis group that was recorded in 2014.

Segment Results

Consolidated EBITDA, which includes the results for Filtration segment as well as corporate, eliminations and other, for the three months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30, 2015
(Dollars in millions)	Filtration	Corporate, Eliminations and Other	Consolidated
Net Sales	$238	$—	$238
Cost of Sales	(176)	—	(176)
Gross Profit	62	—	62
Selling, General and Administrative Expenses	(21)	(15)	(36)
Operating Profit	41	(15)	26
Other Income and Expense, net	(4)	—	(4)
Interest Expense	(1)	(13)	(14)
Add Back:
Depreciation and Amortization	4	—	4
Interest Expense	1	13	14
Consolidated EBITDA	$41	$(15)	$26
EBITDA %	17%

	Three Months Ended September 30, 2014
(Dollars in millions)	Filtration	Corporate, Eliminations and Other	Consolidated
Net Sales	$248	$—	$248
Cost of Sales	(178)	(3)	(181)
Gross Profit	70	(3)	67
Selling, General and Administrative Expenses	(24)	(10)	(34)
Operating Profit	46	(13)	33
Other Income and Expense, net	(1)	1	—
Interest Expense	(1)	(14)	(15)
Add Back:
Depreciation and Amortization	4	—	4
Interest Expense	1	14	15
Consolidated EBITDA	$49	$(12)	$37
EBITDA %	20%

The decrease in consolidated EBITDA for the third quarter 2015 compared to the same period in the prior year was primarily driven by lower EBITDA in the Filtration segment as the result of the loss of a significant customer, as well as an overall softness in the North American aftermarket, which resulted in lower sales to customers.

Excluding currency impacts, consolidated EBITDA would have been $32 million in the third quarter of 2015, which is $5 million lower than the third quarter of 2014.

Consolidated EBITDA, which includes the results for the Filtration segment as well as corporate, eliminations and other, for the nine months ended September 30, 2015 and 2014 were as follows:

	Nine Months Ended September 30, 2015
(Dollars in millions)	Filtration	Corporate, Eliminations and Other	Consolidated
Net Sales	$682	$—	$682
Cost of Sales	(512)	(1)	(513)
Gross Profit	170	(1)	169
Selling, General and Administrative Expenses	(67)	(36)	(103)
Operating Profit	103	(37)	66
Other Income and Expense, net	(5)	—	(5)
Interest Expense	(2)	(38)	(40)
Add Back:
Depreciation and Amortization	13	1	14
Interest Expense	2	38	40
Consolidated EBITDA	$111	$(36)	$75
EBITDA %	16%

	Nine Months Ended September 30, 2014
(Dollars in millions)	Filtration	Corporate, Eliminations and Other	Consolidated
Net Sales	$732	$9	$741
Cost of Sales	(538)	(7)	(545)
Gross Profit	194	2	196
Selling, General and Administrative Expenses	(69)	(41)	(110)
Operating Profit	125	(39)	86
Other Income and Expense, net	(9)	—	(9)
Interest Expense	—	(45)	(45)
Add Back:
Depreciation and Amortization	12	—	12
Interest Expense	—	45	45
Consolidated EBITDA	$128	$(39)	$89
EBITDA %	17%

Consolidated EBITDA for the nine months ended September 30, 2015 decreased compared to the same period in the prior year primarily due to:

•	Lower EBITDA in the Filtration segment due to the loss of a significant customer and overall softness in the North America markets; and
•	Unfavorable currency impacts of $16 million as a result of the strengthening of the U.S. Dollar, partially offset by
•	Venezuela devaluation charges of $5 million recorded in the first quarter of 2014;
•	Restructuring costs of $4 million recorded in the first quarter of 2014 for which there were no comparable charges in 2015.

Excluding currency impacts, consolidated EBITDA would have been $127 million for the nine months ended September 30, 2015, which is $1 million lower than the same period for 2014.

Filtration Segment

Results for the Filtration segment for the three months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,
(Dollars in millions)	2015	2014	Variance	Currency Effect(1)	Variance Excluding Currency Effect
Net Sales	$238	$248	$(10)	$(24)	$14
Cost of Sales	(176)	(178)	2	17	(15)
Gross Profit	62	70	(8)	(7)	(1)
Gross Profit %	26%	28%
Selling, General and Administrative Expenses	(21)	(24)	3	3	—
Operating Profit	41	46	(5)	(4)	(1)
Operating Profit %	17%	19%
Other Income and Expense, net	(4)	(1)	(3)	—	(3)
Interest Expense	(1)	(1)	—	—	—
Add back:
Depreciation and Amortization	4	4	—	(1)	1
Interest Expense	1	1	—	—	—
Segment EBITDA	$41	$49	$(8)	$(5)	$(3)
EBITDA %	17%	20%

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

Three months ended September 30, 2015 compared to September 30, 2014

Net Sales. Net sales decreased by $10 million in the third quarter of 2015 in comparison to the third quarter of 2014.  Excluding the impact of currency, net sales increased $14 million compared to the third quarter of 2014.  The sales variance was driven primarily by:

•

A $18 million decrease in North America due to lower volumes as a result of the termination of a relationship with a significant customer, as well as a softer U.S. aftermarket that has negatively impacted sales to our customers as well as our customers sales to various end markets. Excluding the impacts of currency, sales in North America were $15 million lower than the prior year, and

•

A $5 million decrease in Europe due to unfavorable currency impacts.  Excluding the impacts of currency, sales in Europe were up $8 million as a result of higher sales to existing customers; partially offset by

•

A $13 million increase in South America.  Excluding the impacts of currency, sales in South America improved $21 million compared to the same period in the prior year. The improvement in currency adjusted sales was driven by higher pricing to offset the impacts of the currency devaluation and increased sales volume to existing customers as a result of increased availability of raw materials, and addition of new products.

Cost of Sales. Cost of sales decreased by $2 million in the third quarter of 2015 in comparison to the third quarter of 2014. Excluding the impacts of currency, cost of sales increased $15 million in the third quarter of 2015 compared to prior year.  The increase was primarily related to increases in materials, labor and overhead costs.

Gross Profit. Gross profit decreased by $8 million in the third quarter of 2015 in comparison to the third quarter of 2014. Gross profit was at 26% and 28% of net sales for the three months ended September 30, 2015 and 2014, respectively. The decline in gross profit was primarily driven by the impacts of lower overall sales volume on absorption of fixed costs. Excluding the impacts of currency, gross profit decreased by $1 million in comparison to the third quarter of 2014.

Selling, General and Administrative Expenses. SG&A expenses decreased by $3 million in the third quarter of 2015 in comparison to the third quarter of 2014. Excluding the impacts of currency, SG&A was flat in the third quarter of 2015 compared to the third quarter of 2014.

Operating Profit. Operating profit decreased by $5 million in the third quarter of 2015 in comparison to the third quarter of 2014. The decrease in operating profit was driven primarily by lower sales. Operating profit was at 17% of net sales for the third quarter of 2015 compared to 19% in the same period in 2014. Excluding the impacts of currency, operating profit was $1 million lower in the second quarter of 2015 compared to the second quarter of 2014.

Segment EBITDA. Segment EBITDA decreased by $8 million in the third quarter of 2015 in comparison to the third quarter of 2014. Excluding the impacts of currency, segment EBITDA decreased $3 million in the third quarter of 2015 compared to the third quarter of 2014.

Results for the Filtration segment for the nine months ended September 30, 2015 and 2014 were as follows:

	Nine Months Ended September 30,
(Dollars in millions)	2015	2014	Variance	Currency Effect (1)	Variance Excluding Currency Effect
Net Sales	$682	$732	$(50)	$(72)	$22
Cost of Sales	(512)	(538)	26	52	(26)
Gross Profit	170	194	(24)	(20)	(4)
Gross Profit %	25%	27%
Selling, General and Administrative Expenses	(67)	(69)	2	6	(4)
Operating Profit	103	125	(22)	(14)	(8)
Operating Profit %	15%	17%
Other Income and Expense, net	(5)	(9)	4	—	4
Interest Expense	(2)	—	(2)	—	(2)
Add back:
Depreciation and Amortization	13	12	1	(1)	2
Interest Expense	2	—	2	—	2
Segment EBITDA	$111	$128	$(17)	$(15)	$(2)
EBITDA %	16%	17%
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

Nine Months Ended September 30, 2015 compared to September 30, 2014

Net Sales. Net sales decreased by $50 million for the nine months ended September 30, 2015 compared to the same period in the prior year.  Excluding the impact of currency, net sales increased $22 million compared to the same period in the prior year.  The sales variance was driven primarily by:

•

A $54 million decrease in North America due to lower volumes as a result of the termination of a relationship with a significant customer as well as unfavorable weather in various parts of the U.S. in the first quarter that negatively impacted our customers sales to end markets such as agriculture and transportation, and an overall softness in the North America marketplace that has impacted sales to our customers. Excluding the impacts of currency, sales in North America were $47 million lower than the prior year, and

•

A $20 million decrease in Europe due to unfavorable currency impacts.  Excluding the impacts of currency, sales in Europe increased $16 million as a result of higher sales to existing customers; partially offset by

•

A $24 million increase in South America.  Excluding the impacts of currency, sales in South America improved $53 million compared to the same period in the prior year. The improvement in currency adjusted sales was driven by higher pricing to offset the impacts of the currency devaluation and increased sales volume to existing customers as a result of increased availability of raw materials, and addition of new products.

Cost of Sales. Cost of sales decreased by $26 million for the nine months ended September 30, 2015 compared to the same period in the prior year. Excluding the impacts of currency, cost of sales increased by $26 million for the nine months ended September 30, 2015 compared to prior year.  The increase was primarily related to increases in materials, labor and overhead costs.

Gross Profit. Gross profit decreased by $24 million for the nine months ended September 30, 2015 compared to the same period in the prior year. Gross profit was at 25% and 27% of net sales for nine months ended September 30, 2015 and 2014, respectively. Excluding the impacts of currency, gross profit decreased by $4 million for the nine months ended September 30, 2015 compared to prior year.

Selling, General and Administrative Expenses. SG&A expenses decreased by $2 million for the nine months ended September 30, 2015 compared to the same period in 2014. Excluding the impacts of currency, SG&A increased $4 million in the nine months ended September 30, 2015 compared to the same period in 2014.  The increase was primarily driven by transaction costs associated with the announced merger with Mann + Hummel, as well as costs associated with the Litchfield environmental clean-up.

Operating Profit. Operating profit decreased by $22 million for the nine months ended September 30, 2015 in comparison to the same period of 2014. Operating profit was at 15% of net sales for the nine months ended September 30, 2015 compared 17% in the same period in 2014. Excluding the impacts of currency, operating profit was $8 million lower for the nine months ended September 30, 2015 compared to the same period in 2014.  The decrease in operating profit was driven by lower sales and gross margin and higher SG&A, as discussed above.

Other income and expense, net.  The decrease in expenses in the nine months ended September 30, 2015 in comparison to the same period in 2014 was driven primarily by a $5 million charge associated with currency devaluation in Venezuela in the first quarter of 2014.  See Note 14 to the Condensed Consolidated Financial Statements, “Venezuela Operations” for further information.

Segment EBITDA. Segment EBITDA decreased by $17 million during the nine months ended September 30, 2015 in comparison to the third quarter of 2014. Excluding the impacts of currency, segment EBITDA is $2 million lower than the same period in 2014.

Results by Geographic Region

Net sales and Income (loss) from continuing operations before income tax provision and noncontrolling interest by geographic region were as follows:

	Three Months Ended September 30,
(Dollars in millions)	2015	2014	Variance
Net Sales
United States	$141	$158	$(17)
Foreign	97	90	$7
Total net sales	$238	$248	$(10)
United States sales as a percent of total net sales	59%	64%
Foreign sales as a percent of total net sales	41%	36%

(Dollars in millions)	2015	2014	Variance
(Loss) income from continuing operations before income tax provision, net of tax and noncontrolling interest
United States	$(8)	$(3)	$(5)
Foreign	16	21	(5)
Total income from continuing operations before income tax provision, net of tax and noncontrolling interest	$8	$18	$(10)

United States. Net sales in the United States decreased by $17 million in the third quarter of 2015 in comparison to the third quarter 2014 due to lower North America sales within Filtration. See “Segment Results” above. The United States income (loss) from continuing operations before income tax provision, net of tax and noncontrolling interest was lower than the foreign income from continuing operations before income tax provision, equity in income (loss), net of tax and noncontrolling interest due to the inclusion of corporate costs in the United States operations and higher profitability of certain subsidiaries in foreign locations. The majority of the Company’s debt relates to U.S. operations and, consequently, almost all of the associated interest expense is allocated to the domestic operations. During the third quarter of 2015, the U.S. operations had $13 million of interest expense and the foreign operations had $1 million of interest expense.

Foreign. Foreign net sales increased by $7 million in the third quarter of 2015 in comparison to the third quarter of 2014 due to higher pricing associated with Venezuela filtration products, largely offset by unfavorable currency impacts. See “Segment Results” above for a discussion of the impacts of currency on net sales for the third quarter of 2015. Income from continuing operations before income tax provision, net of tax and noncontrolling interest increased in the third quarter of 2015 in comparison to the third quarter of 2014 primarily as a result of an improvement in gross profit, which was driven by an increase in sales volume in the European Filtration operations.

	Nine Months Ended September 30,
(Dollars in millions)	2015	2014	Variance
Net Sales
United States	$426	$477	$(51)
Foreign	256	264	$(8)
Total net sales	$682	$741	$(59)
United States sales as a percent of total net sales	62%	64%
Foreign sales as a percent of total net sales	38%	36%

(Dollars in millions)	2015	2014	Variance
(Loss) income from continuing operations before income tax provision, net of tax and noncontrolling interest
United States	$(25)	$(17)	$(8)
Foreign	46	49	(3)
Total income from continuing operations before income tax provision, net of tax and noncontrolling interest	$21	$32	$(11)

United States. Net sales in the United States decreased by $51 million in the nine months ended September 30, 2015 in comparison to the same period in 2014 due to lower North America sales within Filtration. See “Segment Results” section above. The United States income (loss) from continuing operations before income tax provision, net of tax and noncontrolling interest was lower than the foreign income from continuing operations before income tax provision, net of tax and noncontrolling interest due to the inclusion of corporate costs in the United States operations and higher profitability of certain subsidiaries in foreign locations. The majority of the Company’s debt relates to U.S. operations and, consequently, almost all of the associated interest expense is allocated to the domestic operations. During the first nine months of 2015, the U.S. operations had $38 million of interest expense and the foreign operations had $2 million of interest expense.

Foreign. Foreign net sales decreased by $8 million in nine months ended September 30, 2015 in comparison to the same period of 2014 due to unfavorable currency largely offset by higher pricing associated with Venezuela filtration products. See “Segment Results” above for a discussion of the impacts of currency on net sales for the nine months ended September 30, 2015. Income from continuing operations before income tax provision, net of tax and noncontrolling interest decreased in the nine months ended September 30, 2015  in comparison to the same time period in 2014 primarily as a result of unfavorable currency.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash flow from operations and available borrowings from the ABL Revolver.

As of September 30, 2015, the Company had $820 million in aggregate indebtedness. As of September 30, 2015, the Company had an additional $81 million of borrowing capacity available under the ABL Revolver after giving effect to $7 million in outstanding letters of credit, none of which was drawn against, and less than $1 million for borrowing base reserves. In addition, the Company had cash and cash equivalents of $118 million as of September 30, 2015. The Company had $85 million of cash and cash equivalents outside the United States, of which approximately $7 million is considered permanently reinvested for funding ongoing operations outside of the U.S. If such permanently reinvested funds are needed for operations in the U.S., the Company would be required to accrue additional tax expense, primarily related to foreign withholding taxes.

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

At September 30, 2015, there were no outstanding borrowings under the ABL Revolver. The Company had an additional $85 million of availability after giving effect to $7 million in outstanding letters of credit and less than $1 million for borrowing base reserves as of September 30, 2015.

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

In addition, commencing on the day that an event of default occurs or availability under the ABL Revolver is less than the greater of 10% of the total borrowing base and $10 million and continuing until no event of default has existed and availability under the ABL Revolver has been greater than such thresholds at all times, in each case, for 30 consecutive days, the Company will be required to maintain a fixed charge coverage ratio of at least 1.0x measured for the last 12-month period. As of September 30, 2015, the Company remained in compliance with all debt covenants. The fixed charge coverage ratio was 2.21 as of September 30, 2015. If none of the covenant triggers have occurred, the impact of falling below the fixed charge coverage ratio would not be a default but instead would limit the Company’s ability to pursue certain operational or financial transactions (e.g. acquisitions).

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

Indenture

Senior Notes. In April 2013, Affinia issued $250 million of Senior Notes as part of the refinancing. The Senior Notes accrue interest at the rate of 7.75% per annum, payable semi-annually on May 1 and November 1 of each year. The Senior Notes will mature on May 1, 2021. The terms of the Indenture provide that, among other things, the Senior Notes rank equally in right of payment to all of Affinia’s and all of the Company’s 100% owned current and future domestic subsidiaries (“Guarantors”) existing and future senior debt and senior in right of payment to all of Affinia’s and Guarantors’ existing and future subordinated debt. The Senior Notes are structurally subordinated to all of the liabilities and obligations of the Company’s subsidiaries that do not guarantee the Senior Notes. The Senior Notes are effectively junior in right of payment to all of Affinia’s and the Guarantors’ secured indebtedness, including the Term Loans and the ABL Revolver, to the extent of the value of the collateral securing such indebtedness. The outstanding balance of the Senior Notes at September 30, 2015 was $250 million.

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

Term Loan Facility

In April 2013, the Company entered into a credit facility (the “Term Loan Facility”) consisting of (i) a Term Loan B-1 in an aggregate principal amount of $200 million and (ii) a Term Loan B-2 in an aggregate principal amount of $470 million (collectively the “Term Loans”). The Term Loan B-1 was offered at a price of 99.75%, of its face value, resulting in approximately $199 million of net proceeds for the Term Loan B-1. Term Loan B-2 was offered at a price of 99.50%, of its face value, resulting in approximately $468 million of net proceeds for Term Loan B-2. The $1 million and $2 million original issue discount for Term Loan B-1 and Term Loan B-2, respectively, will be amortized based on the effective interest rate method and included in interest expense until the Term Loans mature. Term Loan B-1 amortizes in quarterly installments in an amount equal to 1.00% per annum, with the balance due on April 25, 2016. Term Loan B-2 amortizes in quarterly installments in an amount equal to 1.00% per annum, with the balance due on April 25, 2020. As of September 30, 2015, $175 million principal amount of Term Loan B-1 was outstanding, net of less than $1 million issue discount which is being amortized until the Term Loan B-1 matures and $366 million principal amount of Term Loan B-2 was outstanding, net of the $2 million issue discount which is being amortized until the Term Loan B-2 matures.

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

CASH FLOW INFORMATION

Operating Cash Flows

Net cash provided by operating activities is summarized in the table below for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
(Dollars in millions)	2015	2014
Net (loss) income	$(28)	$57
Loss (gain) on the sale of businesses	45	(32)
Write-off of unamortized deferred financing cost	—	1
Change in trade accounts receivable	(4)	(58)
Change in inventories	(31)	(19)
Change in other current operating liabilities	28	48
Subtotal	10	(3)
Other changes in operating activities	38	7
Net cash provided by operating activities	$48	$4

Net income (loss)—Net income decreased for the nine months ended compared to the nine months ended September 30, 2014 driven by the loss on the sale of the ASA recorded in the third quarter of 2015, the gain on the Chassis sale recorded in 2014 and lower sales in 2015.

Loss (gain) on the sale—For the nine months ended September 30, 2015, the results include a pre-tax loss of $25 million for the sale of Pellegrino and a pre-tax loss of $20 million for the sale of Argentina and Uruguay, which were completed in the third quarter of 2015.

Change in trade accounts receivable—The change in accounts receivable was a $4 million and $58 million use of cash in the nine months ended September 30, 2015 and 2014, respectively. The change in trade account receivable is due to timing of payments and the inclusion of ASA accounts receivable activity in 2015 and Chassis in 2014.

Change in inventories—The change in inventories was a $31 million and $19 million use of cash in the nine months ended September 30, 2015 and 2014, respectively. The change in inventories is primarily due to higher inventory balances due to lower sales in 2015.

Investing Cash Flows

Net cash used in investing activities is summarized in the table below for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
(Dollars in millions)	2015	2014
Proceeds from sale of business, net of cash transferred	$56	$149
Proceeds from sale of equity method investment	—	4
Change in restricted cash	(2)	—
Additions to property, plant and equipment	(17)	(18)
Net cash provided by investing activities	$37	$135

Financing Cash Flows

Net cash provided by financing activities is summarized in the table below for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
(Dollars in millions)	2015	2014
Proceeds from other debt	$24	—
Repayment of other debt	(15)	(10)
Proceeds from stock options exercised	1	—
Repayment of term loans	—	(109)
Distribution to shareholders	(15)	(57)
Other financing activities	(1)	—
Net cash used in financing activities	$(6)	$(176)

Other Information

The Company owns property in Litchfield, Illinois on which various historic environmental contaminants have been discovered. These contaminants are self-contained on the property and, with the exception of a small area with polychlorinated biphenyl (PCB) impact, are not required by law to be remediated.  The Company entered the site into the Illinois Environmental Protection Agency’s (“IEPA”) voluntary Site Remediation Program and has received IEPA approval of a previously filed Remedial Action Plan (“RAP”) for one portion of the site.  The remediation for that portion of the site commenced in June 2015 and was completed in September 2015. A RAP for the other portion of the site, including where PCBs are located, is being prepared and will be submitted to IEPA, the Army Corps of Engineers and the U.S. Environmental Protection Agency.  It is anticipated that such RAP will be submitted in the fourth quarter of 2015.  The Company’s goal is to obtain a combination of comprehensive and focused No Further Remediation (NFR) letters for the Site. The current cost estimate to complete all of the voluntary work included in the approved RAP and expected to be included in the second RAP, including costs already incurred, is approximately $4 million.  Since soil sampling and testing is not yet complete and a full site remediation study has not been issued on the area associated with the legally required PCB clean-up, the Company cannot currently reasonably estimate the cost of the PCB clean-up.  It is not expected that the cost associated with this clean-up will have a material impact on the Company’s results of operations, financial position or cash flows.  There are currently no reserves associated with these cost estimates.

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

See Note 14 to the Condensed Consolidated Financial Statements, “Venezuela Operations” for a discussion regarding the currency devaluation recorded in the first quarter of 2014, the fourth quarter of 2014 and the second and third quarter of 2015.

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

Interest rate risk

Affinia is exposed to the risk of rising interest rates to the extent that it funds operations with short-term or variable-rate borrowings. At September 30, 2015, the Company’s $820 million of aggregate debt outstanding consisted of $570 million of floating-rate debt and $250 million of fixed-rate debt.

Pursuant to the Company’s interest rate risk management policy, it actively monitors and manages the fixed versus floating rate debt composition within a specified range. At quarter-end, fixed rate debt comprised 32% of total debt. Based on the amount of floating-rate debt outstanding at September 30, 2015, a 1% rise in interest rates would result in $5 million in incremental interest expense.

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, Affinia conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the quarter ended September 30, 2015.

During the quarter ended September 30, 2015, there were no changes in Affinia’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Date: November 12, 2015