Form 10-K
period 2015-12-31
Affinia Group Intermediate Holdings Inc.
filed 2016-04-13
CIK 1328655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 1,000 shares outstanding of the registrant’s common stock as of April 12, 2016 (all of which are privately owned and not traded on a public market).

i

Cautionary Note Regarding Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include statements concerning the Company’s plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this report, the words “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “plans,” “projects,” or future or conditional verbs, such as “could,” “may,” “should,” or “will,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, statements regarding anticipated results, timing or other expectations regarding the transactions contemplated by the MANN+HUMMEL Merger Agreement and management’s examination of historical operating trends and data, are based upon the Company’s current expectations and various assumptions. The Company’s expectations, beliefs and projections are expressed in good faith and the Company believes there is a reasonable basis for them. However, there is no assurance that these expectations, beliefs and projections will be achieved. With respect to all forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

There are a number of risks and uncertainties that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and other important factors include, among others: the occurrence of any event, change or other circumstance that could result in the termination of the MANN+HUMMEL Merger Agreement; the inability to complete the transactions contemplated by the MANN+HUMMEL Merger Agreement; domestic and global economic conditions and the resulting impact on the availability and cost of credit; financial viability of key customers and key suppliers; the Company’s dependence on its largest customers; increased crude oil and gasoline prices and resulting reductions in global demand for the use of automobiles; the shift in demand from premium to economy products; pricing and pressures from imports; increasing costs for manufactured components, raw materials and energy; the expansion of return policies or the extension of payment terms; risks associated with the Company’s non-U.S. operations; risks related to the Company’s receivables factoring arrangements; product liability and warranty and recall claims brought against the Company; reduced inventory levels by the Company’s distributors resulting from consolidation and increased efficiency; environmental and automotive safety regulations; the availability of raw materials, manufactured components or equipment from the Company’s suppliers; challenges to the Company’s intellectual property portfolio; the Company’s ability to develop improved products; the introduction of improved products and services that extend replacement cycles or otherwise reduce demand for the Company’s products; the Company’s ability to achieve cost savings from its restructuring plans; the Company’s ability to successfully effect dispositions of existing lines of business; the Company’s ability to successfully combine its operations with any businesses it has acquired or may acquire; risk of impairment charges to the Company’s long-lived assets, intangibles and goodwill; the risk of business disruptions related to a variety of events or conditions including natural and man-made disasters; risks associated with foreign exchange rate fluctuations; risks associated with the Company’s expansion into new markets; the impact on the Company’s tax rate resulting from the mix of its profits and losses in various jurisdictions; reductions in the value of the Company’s deferred tax assets; difficulties in developing, maintaining or upgrading information technology systems; risks associated with doing business in corrupting environments; and the Company’s leverage and limitations on flexibility in operating its business contained in the debt agreements. Additionally, there may be other factors that could cause the Company’s actual results to differ materially from the forward-looking statements. The Company’s forward-looking statements apply only as of the date of this report or as of the date they were made. The Company undertakes no obligation to update or revise forward-looking statements to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.

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

Since 2010, the Company has strategically divested four businesses. On February 2, 2010, the Company sold its Commercial Distribution Europe business unit, also known as Quinton Hazell, which was a diverse aftermarket manufacturer and distributor of automotive components throughout Europe. On November 30, 2012, the Company distributed its Brake North America and Asia group to the shareholders of Holdings, and it was subsequently sold on March 25, 2013 to a new investor. On May 1, 2014, the Company completed the sale of its global chassis business (the “Chassis group”). During 2015, the Company sold all of the businesses that comprised the former Affinia South America (“ASA”) segment, which included Pellegrino Distribuidora de Autopecas Ltda. (“Pellegrino”) and Affinia Automotiva Ltda. (“Automotiva”), collectively referred to as “ASA Brazil,” as well as operations in Argentina and Uruguay.  The former Affinia South America (“ASA”) segment manufactured and distributed replacement products for on-road and off-road vehicles, principally in Brazil. In accordance with Accounting Standards Codification (“ASC”) Topic 205, “Presentation of Financial Statements,” the results of operations of all the aforementioned businesses have been reflected as discontinued operations in the Consolidated Statements of Operations for all periods presented.

On August 13, 2015, Holdings, a Delaware corporation, entered into an agreement and plan of merger (the “Merger Agreement”) with MANN+HUMMEL Holding GmbH, a German limited liability company (“MANN+HUMMEL”), pursuant to which M+H SUB 2015 INC., a Delaware corporation and an indirect wholly-owned subsidiary of MANN+HUMMEL (“Merger Sub”) will be merged with and into Holdings, with Holdings surviving the merger as an indirect wholly-owned subsidiary of MANN+HUMMEL. Subject to the terms and conditions set forth in the Merger Agreement, the aggregate merger consideration payable to the shareholders of Holdings and the holders of restricted stock units and phantom shares referred to in the Merger Agreement (collectively, “Sellers”), is $513.1 million (i) minus adjustments reflecting transaction expenses, a $10 million escrow to cover limited indemnities and an amount reserved for the payment of expenses incurred by the sellers’ representative (ii) plus adjustments reflecting adjusted net proceeds from the sale of ASA Brazil and the Company’s Argentinian and Uruguayan operations (collectively, the “ASA Transactions”), (iii) plus a daily interest factor applied to the purchase price. At the effective time of the merger, each outstanding share of Holdings will be converted into the right to receive a proportionate share of the aggregate consideration, plus a contingent right to receive a portion of the escrow amount and the amount reserved for expenses of the sellers’ representative, in each case at the time and upon satisfaction of the conditions specified in the Merger Agreement.

The Merger Agreement has been approved by the Board of Directors of Holdings as well as all required governing bodies of MANN+HUMMEL (including its Supervisory Board) and the Board of Directors and stockholder of Merger Sub. Consummation of the merger is subject to certain customary conditions, including, among others, adoption of the Merger Agreement by the holders of a majority of the issued and outstanding shares of Holdings common stock, holders of no more than five percent of the common stock of Holdings exercising dissenters’ rights, receipt of any required regulatory approvals and expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the absence of any order, judgment, injunction, decree, stipulation or determination prohibiting the merger, and completion of the ASA Transactions. It is currently anticipated that this transaction will close in the first half of 2016 depending on timing of regulatory approvals and satisfaction of other closing conditions.

The Merger Agreement contains representations and warranties customary for transactions of this type. Holdings has agreed to various covenants and agreements, including, among others, agreements to (i) conduct its business in the ordinary course consistent with past practice during the period between the execution of the Merger Agreement and the closing thereunder and (ii) not engage in certain kinds of transactions during this period, including transactions involving so-called leakage to the Sellers.

The Merger Agreement also contains certain termination provisions for Holdings and MANN+HUMMEL, including, among others, termination rights for Holdings and MANN+HUMMEL in the event the merger has not closed by August 1, 2016 (the “Outside Date”), which date is an extension from April 13, 2016 pursuant to an amendment (the “First Amendment”) to the Merger Agreement, or in the event there is a breach of a representation, warranty, covenant or agreement by the other party which cannot be cured by the Outside Date.

The Company

The Company has one operating segment which is considered a reportable segment under generally accepted accounting principles (“GAAP”) in the United States (“U.S.”). See Note 3 to the Consolidated Financial Statements, “Segment Information,” for a further discussion on the Company’s business segment.  Prior to the sale of ASA in 2015, ASA was one of the Company’s operating segments. As a result of the sale, all of the results of operations of the former ASA segment have been included as a component of discontinued operations in the Consolidated Statements of Operations for all periods presented. The Filtration segment (“Filtration”) manufactures and distributes filtration products for medium and heavy-duty trucks, light vehicles, equipment in the off-highway market (i.e. residential and non-residential construction, agriculture, mining, and forestry vehicles), and equipment for industrial, and marine applications. See “Filtration Segment” section below for further information on the operating segment.

Affinia’s net sales from continuing operations for 2015 were $899 million, all of which were generated by Filtration. The following table provides Affinia’s net sales from continuing operations by geography for the fiscal year ended December 31, 2015.

Region	% of Sales
United States	61%
Poland	16%
Venezuela	12%
Canada	4%
Other(a)	7%
Total	100%
(a)	Other includes sales in Russia, Ukraine, Mexico and China.

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

In addition to the global expansion discussed above, Filtration has been able to successfully grow market share through product innovation, continued introduction of new stock keeping units (“SKUs”), with over 40,000 SKUs currently available to the aftermarket, and a unique comprehensive value proposition to serve as a one-stop-shop in both heavy-duty and light-duty aftermarkets. Also contributing to Filtration’s growth is the Company’s long-standing relationships with leading commercial vehicle and automotive parts retailers and wholesale distributors. Filtration has supplied the automotive aftermarket industry for over 75 years, including its largest customer, NAPA, for 50 years.

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

Substantially all of the Company’s 2015 net sales were derived from the on and off-highway replacement products and services industry, which is also referred to as the aftermarket. According to the Auto Care Association (formerly the AAIA), there were approximately one billion light, medium and heavy-duty vehicles registered worldwide in 2015, typically referred to as car parc. While the size of the domestic aftermarket continues to increase, original equipment manufacturers (“OEMs”), who manufacture new vehicles, are increasingly focused on emerging markets for growth opportunities. It is believed that this focus on developing regions, including Asia and South America, will ultimately drive the need for replacement aftermarket parts for these vehicles, leading to longer-term growth opportunities for the Company outside the U.S.

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

Filtration Segment

Overview

Filtration is a global leader in designing, manufacturing, marketing, and distributing a broad range of filtration replacement products. Filtration manufactures and distributes a wide range of aftermarket filters, covering 99% of addressable applications for both heavy-duty and light-duty vehicles. Products sold by Filtration are used in on-road and off-road vehicles, in addition to various industrial, locomotive, and marine applications. The Company’s filtration business includes manufacturing and/or distribution operations in the U.S., Canada, Mexico, Europe, South America and China. It benefits from industry-leading brands, long-standing customer relationships and a global low-cost manufacturing and distribution footprint, along with the all-makes/all-models product line of oil, air, fuel, cabin air, coolant, hydraulic and other filters. The numerous strengths of Filtration have led to a #1 market position in the North America filtration aftermarket and a #1 market position in the Central and Eastern Europe filtration aftermarket. See Note 3 to the Consolidated Financial Statements, “Segment Information,” for a further discussion on the Company’s Filtration segment.

The Company markets Filtration’s products under a variety of well-known brands, including WIX® and Filtron®. Additionally, the Company provides private label products to large aftermarket distributors, including NAPA®. The Company believes that Filtration’s business has achieved its leading market positions due to the quality and reputation of its brands and products among professional installers, who are the primary decision makers for the purchase of the products that the Company supplies to the aftermarket.

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

Air Filters: An air filter traps particles that could otherwise reduce engine performance. A clogged air filter may restrict air flow into the engine, resulting in a shift away from the optimum air to fuel ratio for combustion, and thus reducing gas mileage.

Fuel Filters: A vehicle’s fuel filter prevents sediment and rust particles from entering and blocking the fuel injector. A clogged fuel filter may restrict fuel flow to the engine, resulting in a loss of fuel pressure and horsepower.

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

Premium light-duty products are designed to provide maximum protection for vehicles that are driven under severe or harsh driving conditions, use conventional or synthetic oil and/or change their oil at the Original Equipment (“OE”) recommended mileage. Due to their enhanced design and technology, premium light-duty products carry higher selling prices than value or opening price point (“OPP”) products. Value or OPP light-duty filters are designed for normal driving and more frequent oil change intervals.

Approximately half of Filtration’s sales are in heavy-duty products, while approximately 85% of sales are comprised of premium product, which includes all heavy-duty offerings as well as premium light-duty offerings.

Filtration Sales Channels and Customers

Filtration’s extensive filter product offering fits nearly every car, truck, off-highway and agricultural make and model on the road, allowing Filtration to serve as a full line supplier to the Company’s customers for the Company’s product categories. These customers primarily comprise large aftermarket distributors and retailers selling to professional technicians or installers. Filtration’s customer base also includes OES participants. Many of Filtration’s customers are leading aftermarket participants, including NAPA, Aftermarket Auto Parts Alliance (the “Alliance”), Uni-Select Inc. and O’Reilly Auto Parts. As an active participant in the aftermarket for more than 60 years, the Company has been successful in maintaining long-standing relationships with many of the Company’s customers.

For the year ended December 31, 2015, approximately 34% of consolidated net sales from continuing operations was derived from the Company’s largest customer, NAPA. See Item 1A. “Risk Factors” for additional information regarding concentration of credit risk with significant customers.

The following table provides a description of the primary sales channels to which the Company supplies Filtration’s products:

Primary Sales Channels	Description	Customers
Traditional	Warehouses and distribution centers that supply local distribution outlets, which sell to professional installers.	NAPA, the Alliance and Uni-Select

Retail	Retail stores, including national chains that sell replacement parts directly to consumers (the DIY market) and to some professional installers.	O’Reilly Auto Parts

OES	Vehicle manufacturers and service departments at vehicle dealerships.	Chrysler, Nissan and Ford

The traditional channel is the primary source of products for professional installers. The Company believes that the quality and reputation of Filtration’s brands for form, fit and function promotes significant demand for the Company’s products from these installers and throughout the aftermarket supply chain. The Company has many long-standing relationships with leading distributors in the traditional channel such as NAPA, for whom the Company has manufactured products for nearly 50 years.

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

In North America, there are manufacturing and distribution operations in the U.S. and Mexico and distribution operations in Canada. The majority of products in North America are sold either under the WIX® brand, under private label brands to large aftermarket distributors or OE/OES brands. The product portfolio in North America consists of heavy-duty and light-duty filtration products, which include oil filters, air filters, cabin air filters and fuel filters. During the year ended December 31, 2015, sales of premium products, which include all heavy-duty products as well as premium light-duty products, represented approximately 85% of North America’s net sales. Premium products typically carry higher selling prices and margins than value line products. The North American operations sell products into a broad range of end-markets in the heavy-duty and light-duty categories. Heavy-duty end markets include, but are not limited to, on-highway trucks, construction, industrial, agriculture, marine and energy. Light-duty end markets include passenger cars, small engine and motorcycles. Overall, the broad range of product offerings in North America has resulted in the Company holding the #1 market position in heavy-duty and light-duty aftermarket filtration products.

In Europe, there are manufacturing and distribution operations in Poland and Ukraine, as well as distribution operations in the U.K. and Russia. The products in Europe are sold branded under either the Filtron® or WIX® brand, under private label brands to aftermarket distributors or OE/OES brands. The product portfolio in Europe consists of premium light-duty and heavy-duty products, including oil filters, air filters, cabin air filters and fuel filters. These products are sold primarily throughout Central and Eastern Europe, with a growing presence in Western Europe. The diverse product offering in Europe has resulted in the Company holding the #1 market position in aftermarket filtration in Central and Eastern Europe.

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

As of December 31, 2015, the Company has approximately 184 issued patents and pending patent applications worldwide. These patents expire over various periods up to the year 2035. The Company does not materially rely on any single patent or group of patents. In addition, it believes that the expiration of any single patent or group of patents will not materially affect its business. The Company has proprietary trade secrets, technology, know-how, processes and other intellectual property rights that are not registered.

Trademarks are important to the Company’s business activities. The Company has a robust worldwide program of trademark registration and enforcement to maintain and strengthen the value of the trademarks and prevent the unauthorized use of the Company’s trademarks. The WIX® trade name is highly recognizable to the public and is a valuable asset. Additionally, the Company uses numerous other trademarks which are registered worldwide or for which it claims common law rights. As of December 31, 2015, the Company has 495 active trademark registrations and applications worldwide.

Raw Materials and Manufactured Components

The Company uses a broad range of raw materials in its products, including steel, steel-related components, filtration media, aluminum, brass, iron, rubber, resins, plastics, paper and packaging materials. In addition, the Company purchases parts manufactured by other manufacturers for sale in the aftermarket. The Company has not experienced any significant shortages of raw materials, components or finished parts and normally does not carry inventories of raw materials or finished parts in excess of those reasonably required to meet its production and shipping schedules. In 2015, no outside supplier of the Company provided products that accounted for more than 10% of the Company’s annual purchases.

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

Backlog

Substantially all of the orders on hand at December 31, 2015 are expected to be filled during 2016. Management does not view the backlog as being insufficient, excessive or problematic, or a significant indication of 2016 sales.

Research and Development Activities

Information regarding research and development activities are discussed in Note 2 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies.”

Competition

The light duty filter aftermarket is comprised of several large U.S. manufacturers that compete with the Company, including United Components, Inc. under the brand name Champ, FRAM Group, LLC under the brand name FRAM and Purolator Filters NA LLC under the brand name Purolator, along with several international light duty filter suppliers such as Mahle Filtersysteme Gmbh and MANN+HUMMEL. The heavy-duty filter aftermarket is comprised of several manufacturers that compete with the Company, including Cummins, Inc. under the brand name Fleetguard, CLARCOR Inc. under the brand name Baldwin, Donaldson Company Inc. under the brand name Donaldson and Champion Laboratories under the brand name Luber-finer. The Company competes on, among other factors, quality, price, service, brand reputation, delivery, technology and product offerings.

Employees

As of December 31, 2015, the Company had 4,592 employees, of whom 2,056 were employed in North America, 348 were employed in South America, 1,941 were employed in Europe and 247 were employed in Asia. Approximately 25% of employees are salaried and approximately 75% of employees are hourly.

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

The Company is also subject to the U.S. Occupational Safety and Health Act and similar state and foreign laws regarding worker safety. The Company believes that it is in substantial compliance with all applicable environmental, health and safety laws and regulations. Historically, the Company’s costs of achieving and maintaining compliance with environmental and health and safety requirements have not been material to the Company’s operations.

Internet Availability

Available free of charge through the Company’s internet website, www.affiniagroup.com, under the investor relations tab are the Company’s recent filings of Forms 10-K, 10-Q and 8-K and amendments to those reports filed with the Securities and Exchange Commission. These reports can be found on the Company’s internet website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The information contained on or connected to the Company’s website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with the SEC.

Item 1A.	Risk Factors

If any of the events discussed in the following risks were to occur, the Company’s results of operations, financial conditions, and cash flows could be materially adversely affected. Additional risks and uncertainties not presently known by the Company may also adversely affect its business operations.

Risks Relating to the Pending Merger

There are risks and uncertainties associated with the Company’s proposed acquisition by MANN+HUMMEL.

On August 13, 2015, the Company entered into an agreement and plan of merger under which the Company will become a wholly-owned subsidiary of MANN+HUMMEL. There are a number of risks and uncertainties relating to the proposed merger. The proposed merger may not be completed or may not be completed within the period or in the manner currently anticipated, as a result of various factors including, among others, failure to satisfy one or more of the merger agreement’s closing conditions. Other events may occur to delay completion of the proposed merger or result in the termination of the merger agreement.

The Company will be subject to business uncertainties and contractual restrictions while its proposed acquisition by MANN+HUMMEL is pending that could adversely affect its business.

Uncertainty about the effect of the proposed merger on the Company’s employees, customers and other parties may have a material adverse effect on the Company’s business. Such uncertainty may impair the Company’s ability to attract, retain and motivate key personnel, including its executive leadership, and could cause customers, suppliers, financial counterparties and others to seek to change existing business relationships with the Company.

The merger agreement restricts the Company from making certain acquisitions and investments, accessing the debt and capital markets and taking other specified actions without the consent of the other merger parties, until the proposed merger occurs or the merger agreement terminates. These restrictions may prevent the Company from pursuing otherwise attractive business opportunities and taking other actions with respect to its business that it may consider advantageous.

The Company has incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed merger. Many of the fees and costs will be payable by the Company even if the merger is not completed.

Risks Relating to the Company’s Industry and the Company’s Business

Domestic and global economic conditions, including conditions in the global capital and credit markets, have affected and may continue to materially and adversely affect the Company’s business, financial condition and/or results of operations, as well as the Company’s ability to access credit and have affected and may continue to materially and adversely affect the financial condition of the Company’s customers and suppliers.

The Company’s business and operating results have been, and in the future may be affected by domestic and global economic conditions, including conditions in the global capital and credit markets. Domestic and global economies, including in Venezuela where the Company has significant sales, continue to experience periods of significant uncertainty, characterized by weak economic growth or economic decline, high unemployment, reduced spending by consumers and businesses, bankruptcy, collapse or sale of various financial institutions and a considerable level of intervention from the United States federal government and various foreign governments. Downgrades of long-term sovereign debt issued by the United States and various European countries by Standard & Poor’s, Moody’s and other rating agencies could also affect global and domestic financial markets and economic conditions. Recessionary conditions, if experienced in the future, could materially and adversely affect the demand for the Company’s products and services and, therefore, reduce purchases by customers, and negatively affect revenue growth and cause a decrease in the Company’s profitability.

Although many vehicle maintenance and repair expenses are non-discretionary, difficult economic conditions may reduce miles driven and thereby increase periods between maintenance and repairs. In addition, interest rate fluctuations, financial market volatility or credit market disruptions may limit the Company’s access to capital, and may also negatively affect the ability of the Company’s customers and suppliers to obtain credit to finance their businesses on acceptable terms. As a result, the Company’s customers’ need for and ability to purchase its products or services may decrease, and its suppliers may increase their prices, reduce their output or change their terms of sale. If the operating and financial performance of the Company’s customers or suppliers deteriorates, or if they are unable to make scheduled payments or obtain credit, its customers may not be able to pay, or may delay payment of, accounts receivable owed to the Company, and its suppliers may restrict credit or impose different payment terms. Any inability of customers to pay for the Company’s products and services, or any demands by suppliers for different payment terms, may materially and adversely affect its earnings and cash flow.

If the Company’s results of operations or financial condition worsen materially due to a deterioration in economic conditions or otherwise, the Company’s ability to take certain actions, such as incurring additional indebtedness, making investments or paying dividends, could be limited pursuant to covenants in the Company’s debt agreements that are tied to ratios based on the Company’s financial performance.

The Company’s business would be materially and adversely affected by the loss of any of the Company’s significant customers.

For the year ended December 31, 2015, approximately 34% of the Company’s net sales from continuing operations were to NAPA. To compete effectively, the Company must continue to satisfy the pricing, service, technology and quality and reliability requirements of NAPA and other customers, many of which are growing increasingly stringent. Additionally, the Company’s revenues may be affected by decreases in NAPA’s business or market share. Consolidation among the Company’s customers may also negatively affect the Company’s business. While the Company intends to continue to focus on retaining and winning all of its other customers’ business, the Company may not succeed in doing so. The Company cannot ensure the amount of future business it will be able to generate or maintain with any customers. Although business with any customer is typically split among numerous contracts, the loss of, or significant reduction in purchases by, a major customer could materially and adversely affect the Company’s business, financial condition and results of operations.

Increases in crude oil and gasoline prices could reduce global demand for and use of automobiles and increase the Company’s costs, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Significant increases in the price of crude oil have historically been a contributing factor to the periodic reduction in the global demand for and use of automobiles. The price of crude oil experienced a significant decrease in 2015. An increase in the price of crude oil in the future could reduce global demand for and use of automobiles generally. In addition, in the past, demand for larger cars and light trucks, including sport utility vehicles (“SUVs”), has declined when gasoline prices have increased. The Company believes these types of vehicles have more frequent replacement intervals requiring products offered by the Company, and that the continuing shift in demand away from such vehicles generally has an effect on its business and results of operations. Further, higher gasoline prices often lead to a reduction in discretionary spending for auto repair by the end users of the Company’s products and an increase in the Company’s freight expenses, each of which could materially and adversely affect the Company’s results of operations by reducing the Company’s revenues or its profit margin.

The shift in demand from premium to economy brands may require the Company to produce value products at the expense of premium products, resulting in lower prices, thereby reducing the Company’s margins and decreasing the Company’s net sales.

The Company estimates that a majority of its net sales are currently derived from products it considers to be premium products. Shifts in demand from premium products, on which the Company can generally command premium pricing and generate enhanced margins, to value products could have a material adverse effect on its financial position, results of operations and cash flows. If such a shift occurs, the Company could be forced to expand its production and/or purchases of value products at competitive prices. In addition, the Company could be forced to further reduce its prices to remain competitive, in which case its margins will decrease unless it makes corresponding reductions in its cost structure.

The Company is subject to increasing pricing pressure from imports, particularly from lower labor cost countries.

Price competition from other aftermarket manufacturers particularly those based in lower labor cost countries, such as China, have historically played a role and may play an increasing role in the aftermarket sectors in which the Company competes. While aftermarket manufacturers in these locations have historically competed primarily in markets for less technologically advanced products and have manufactured a limited number of products, many are expanding their manufacturing capabilities to produce a broad range of lower labor cost, higher quality products and to provide an expanded product offering. In the future, competitors in Asia or other lower labor cost sources may be able to effectively compete in the Company’s premium markets and produce a wider range of products which may force the Company to move additional manufacturing capacity offshore and/or lower its prices, thereby reducing margins and/or decreasing the Company’s net sales.

Increasing costs for manufactured components, raw materials and energy prices may materially and adversely affect the Company’s business, financial condition and results of operations.

The Company uses a broad range of manufactured components and raw materials in its products, including raw steel, steel-related components, filtration media, aluminum, brass, iron, rubber, resins, plastics, paper and packaging materials. Materials are the largest component of the Company’s manufactured goods cost structure. Increases in the price of these items could materially increase the Company’s operating costs and materially and adversely affect profit margins. In addition, in connection with passing through steel and other raw material price increases to the Company’s customers, there has typically been a delay of up to several months in the Company’s ability to increase prices, which has temporarily affected profitability. In the future, it may be difficult to pass further price increases on to the Company’s customers, especially if the Company experiences additional cost increases soon after implementing price increases. In addition, the Company has experienced longer than typical lead times in sourcing some of its steel-related components and certain finished products, which has caused it to buy from non-preferred vendors at higher costs.

If the Company’s customers seek more expansive return policies or practices or extended payment terms, the Company’s cash flows and results of operations could be materially and adversely affected.

The Company is subject to product returns from customers, some of which manage their excess inventory by returning product to the Company. The Company’s agreements with its customers typically include provisions that permit its customers to return specified levels of their purchases. Returns on a continuing operations basis have historically represented less than 1% of the Company’s sales. If returns from the Company’s customers significantly increase, the Company’s business, financial condition and results of operations may be materially and adversely affected. In addition, some customers in the aftermarket are pursuing ways to shift their costs of working capital, including extending payment terms. To the extent customers extend payment terms, the Company’s cash flows and results of operations may be materially and adversely affected.

The Company is subject to various risks associated with its non-U.S. operations.

The Company has significant manufacturing operations outside the United States. In 2015, approximately 39% of the Company’s net sales from continuing operations originated outside the United States. In addition, many of its manufacturing operations, suppliers and employees are located outside the United States. Because the Company’s growth strategy depends in part on its ability to further penetrate markets outside the United States and increase the localization of its products and services, the Company expects to continue to increase its sales and presence outside the United States, particularly in high-growth markets. The Company’s international business (and particularly its business in high-growth markets) is subject to risks that are customarily encountered in non-U.S. operations, including:

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

These and other factors may have a material adverse effect on the Company’s international operations or on its business, financial condition and results of operations. In addition, the Company may experience net foreign exchange losses due to currency fluctuations.

The Company is exposed to risks related to its receivables factoring arrangements.

The Company has entered into agreements with third-party financial institutions to factor on a non-recourse basis certain accounts receivable. The terms of the factoring arrangements provide for the factoring of certain U.S. Dollar-denominated or Canadian Dollar-denominated receivables, which are purchased at the face amount of the receivable discounted at the annual rate of LIBOR plus a bank-determined spread on the purchase date. The amount factored is not contractually defined by the factoring arrangements, and the Company’s use of these arrangements varies each month based on the amount of underlying receivables and its cash flow needs. For the years ended December 31, 2015 and 2014, the Company factored $360 million and $467 million of receivables and incurred costs on factoring of $3 million and $4 million, respectively. Accounts receivable factored by the Company are accounted for as a sale and removed from the balance sheet at the time of factoring. If any financial institution with which the Company has factoring arrangements experiences financial difficulties or is otherwise unable or unwilling to honor the terms of, or otherwise terminate, its factoring arrangements, the Company may experience a material and adverse loss of liquidity, which could have a material adverse effect on its financial condition, results of operations and cash flows.

The Company may incur material losses and costs as a result of product liability and warranty and recall claims that may be brought against the Company.

The Company may be exposed to product liability and warranty claims in the event that its products actually or allegedly fail to perform as expected or the use of the Company’s products results, or is alleged to result, in bodily injury or property damage. Accordingly, the Company could experience material warranty or product liability losses in the future and could incur significant costs to defend these claims.

In addition, if any of the Company’s products are, or are alleged to be, defective, it may be required to participate in a recall of that product if the defect or the alleged defect relates to vehicle safety. The Company’s costs associated with any product recall or with providing product warranties could be material. Product liability, warranty and recall costs may have a material adverse effect on the Company’s business, financial condition and results of operations. The Company’s insurance may not be sufficient to cover such costs.

As a result of consolidation driven by improved logistics and data management, distributors have reduced their inventory levels, which have reduced and could continue to reduce the Company’s sales.

Warehouse distributors have consolidated through acquisition and have rationalized inventories, while streamlining their distribution systems through more timely deliveries and better data management. The corresponding reduction in purchases by distributors has negatively affected the Company’s sales. Further consolidation or improvements in distribution systems could have a similar material adverse effect on the Company’s sales.

The Company may incur significant liabilities or costs under the various regulations to which it is subject, particularly in relation to environmental, health and safety matters, which could materially and adversely affect the Company’s business, financial condition and results of operations.

The Company is subject to a substantial number of costly regulations. In particular, the Company is required to comply with frequently changing and increasingly stringent requirements of federal, state and local environmental and occupational safety and health laws and regulations in the United States and other countries, including those governing: emissions to air, discharges to air and water, and the creation and emission of noise and odor; the generation, handling, storage, transportation, treatment and disposal of waste materials; the cleanup of contaminated properties; and occupational health and safety. The Company could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, third-party property damage or personal injury claims, or costs to upgrade or replace existing equipment, as a result of violations of or liabilities under environmental, health and safety laws or non-compliance with environmental permits required at its facilities. In addition, many of the Company’s current and former facilities are located on properties with long histories of industrial or commercial operations. Because some environmental laws may impose joint and several liability for the entire cost of cleanup on any of the current or former owners or operators of such properties, regardless of fault, the Company could become liable for investigating and/or remediating contamination at these properties if contamination requiring such activities is discovered in the future. The Company cannot ensure that it has been, or will at all times be, in full compliance with all environmental requirements, or that it will not incur material costs or liabilities in connection with these requirements in excess of amounts the Company has reserved. In addition, environmental requirements are complex, change frequently and have tended to become more stringent over time. These requirements may change in the future in a manner that could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company has made and will continue to make expenditures to comply with environmental requirements. These requirements, responsibilities and associated expenses and expenditures, if they continue to increase, could have a material adverse effect on the Company’s business and results of operations. While the Company’s costs to defend and settle claims arising under environmental laws in the past have not been material, the Company cannot ensure that this will remain the case in the future. For more information about the Company’s environmental compliance and potential environmental liabilities, see “Item 1. Business—Environmental Matters” and “Item 3. Legal Proceedings.”

The Company’s operations would be materially and adversely affected if it were unable to purchase raw materials, manufactured components or equipment from its suppliers.

Because the Company purchases from suppliers various types of raw materials, finished goods, equipment and component parts, the Company’s operations may be materially and adversely affected by the failure of those suppliers to perform as expected. This non-performance may consist of delivery delays or failures caused by production issues or delivery of non-conforming products. The risk of non-performance may also result from the insolvency or bankruptcy of one or more of the Company’s suppliers. The Company’s suppliers’ ability to supply products to the Company is also subject to a number of risks, including availability of raw materials, such as steel, destruction of their facilities or work stoppages. In addition, the Company’s failure to promptly pay or order sufficient quantities of inventory from the Company’s suppliers may increase the cost of products it purchases or may lead to suppliers refusing to sell products to the Company at all. The Company’s efforts to protect against and to minimize these risks may not always be effective.

The Company’s intellectual property portfolio could be subject to legal challenges and it may be subject to certain intellectual property claims.

The Company has developed and is continuing to develop a considerable amount of proprietary technology in the replacement products industry and relies on intellectual property laws of the United States and other countries to protect such technology. In doing so, the Company incurs ongoing costs to enforce and defend its intellectual property. The Company has from time to time been involved in litigation regarding patents and other intellectual property. The Company may be subject to material intellectual property claims in the future or it may incur significant costs or losses related to such claims, including payments for licenses that may not be available on reasonable terms, if at all. The Company’s proprietary rights may be challenged, invalidated or circumvented. Moreover, third parties may independently develop technology or other intellectual property that is comparable with or similar to the Company’s own technology and the Company may not be able to prevent the use of such technology or other intellectual property.

The Company’s success depends in part on its development of improved products, and its efforts may fail to meet the needs of customers on a timely or cost-effective basis.

The Company’s continued success depends on its ability to maintain the advanced technological capabilities, machinery and knowledge necessary to adapt to changing market demands as well as to develop and commercialize innovative products. The Company cannot ensure that it will be able to develop new products as successfully as in the past or that it will be able to keep pace with technological developments by its competitors and the industry generally. In addition, the Company may develop specific technologies and capabilities in anticipation of customers’ demands for new innovations and technologies. If such demand does not materialize, the Company may be unable to recover the costs incurred in such programs. If the Company is unable to recover these costs or if any such programs do not progress as expected, the Company’s business, financial condition or results of operations could be materially and adversely affected.

The introduction of new and improved products and services may reduce the Company’s future sales.

Improvements in technology and product quality may extend the longevity of vehicle component parts and delay aftermarket sales. In particular, in the Company’s oil filter business, the introduction of oil change indicators and the use of synthetic motor oils may further extend oil filter replacement cycles. The continued development and sale of electric, fuel cell and hybrid automobiles may pose a long-term risk to the Company’s business because these vehicles may alter demand for its primary product lines. In addition, the introduction by OEMs of increased warranty and maintenance service initiatives, which are gaining popularity, have the potential to decrease the demand for the Company’s products in the traditional and retail sales channels.

Any dispositions the Company makes could disrupt the Company’s business and materially and adversely affect the Company’s business, financial condition and results of operations.

The Company may, from time to time, consider dispositions of existing lines of business. For example, the Company completed the sale of the businesses comprising its South America segment in 2015 and completed the sale of its Chassis group in 2014. Dispositions involve numerous risks, including the diversion of management’s attention from other business concerns and potential adverse effects on existing business relationships with current customers and suppliers. Any of these factors could result in a material adverse effect on the Company’s business, financial condition and results of operations.

Cypress controls the Company and may have conflicts of interest with the Company or the holders of the Company’s notes in the future.

Cypress beneficially owns 61% of the outstanding shares of the Company’s common stock. As a result, Cypress has the ability to prevent any transaction that requires the approval of stockholders regardless of whether or not other stockholders or note holders believe that such transaction is in their own best interests. Additionally, Cypress is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with the Company. Cypress may also pursue, for its own account, acquisition opportunities that may be complementary to the Company’s business, and, as a result, those acquisition opportunities may not be available to the Company. So long as Cypress continues to own a significant number of the outstanding shares of the Company’s common stock, even if such number is less than 50%, it will continue to be able to strongly influence or effectively control the Company’s decisions, including director and officer appointments, potential mergers and acquisitions, asset sales and other significant corporate transactions.

If the Company is unable to retain qualified personnel, its ability to maintain its ongoing operations could be impaired.

To be successful and achieve the Company’s objectives under its strategic plan, the Company must retain qualified personnel, including its senior management, and hire new talent necessary to maintain the Company’s ongoing operations. An inability to retain key employees could have a material adverse effect on the Company’s business. Accordingly, the Company may fail to maintain its ongoing operations, or execute its strategic plan if it is unable to manage such changes effectively.

The Company may be required to recognize impairment charges for its long-lived assets, which include fixed assets, intangible assets, and goodwill.

At December 31, 2015, the net carrying value of long-lived assets (property, plant and equipment) totaled $115 million. In accordance with GAAP, long-lived assets are tested for recoverability whenever events or changes in circumstances, such as, significant negative industry or economic trends, disruptions to the Company’s business, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines, indicate that their carrying amount may not be recoverable and may result in charges to long-lived asset impairments. Future impairment charges could significantly affect the Company’s results of operations in the periods recognized. Impairment charges would also reduce the Company’s consolidated net worth and increase its debt to total capitalization ratio, which could negatively affect the Company’s access to the public debt and equity markets.

The Company has $48 million of recorded “Other intangible assets, net” and “Goodwill” on its Consolidated Balance Sheet as of December 31, 2015. These assets may become impaired with the loss of significant customers or a decline of profitability. In assessing the recoverability of goodwill, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective reporting unit. If these estimates or related projections change in the future, the Company may be required to record impairment charges for goodwill at that time. If the carrying values of the Company’s trade names exceed fair value, the Company will be required to record an impairment charge.

While the Company’s intangibles with definite lives may not be impaired, the useful lives are subject to continual assessment, taking into account historical and expected losses of relationships that were in the base at time of acquisition. This assessment may result in a reduction of the remaining useful life of these assets, resulting in potentially significant increases to non-cash amortization expense that is charged to the Company’s Consolidated Statements of Operations. An intangible asset or goodwill impairment charge, or a reduction of amortization lives, could have a material adverse effect on the Company’s results of operations.

Business disruptions could materially and adversely affect the Company’s future sales and financial condition or increase the Company’s costs and expenses.

The Company’s business may be disrupted by a variety of events or conditions, including, but not limited to, threats to physical security, acts of terrorism, labor stoppages or disruptions, raw material shortages, natural and man-made disasters, information technology failures and public health crises. Any of these disruptions could affect the Company’s internal operations or services provided to customers, and could affect its sales, increase expenses or materially and adversely affect the Company’s reputation.

Foreign exchange rate fluctuations could cause a decline in the Company’s financial condition, results of operations and cash flows.

As a result of the Company’s international operations, the Company generates a significant portion of its revenues and incurs a significant portion of its expenses in currencies other than the U.S. Dollar. The Company’s international presence is most significant in Canada, China, Mexico, Poland and Venezuela. To the extent that the Company has significantly more costs than revenues generated in a foreign currency, it is subject to risk if the foreign currency appreciates because the appreciation effectively increases the Company’s cost in that country to a greater extent than its revenues. To the extent that the Company is unable to match revenues received in foreign currencies with costs paid in the same currency, foreign exchange rate fluctuations in that currency could have a material adverse effect on the Company’s financial condition, results of operations and cash flows. In addition, the financial condition, results of operations and cash flows of some of the Company’s operating entities are reported in foreign currencies and then translated into U.S. Dollars at the applicable foreign exchange rate for inclusion in the Company’s consolidated financial statements. As a result, appreciation of the U.S. Dollar against these foreign currencies generally will have a negative effect on the Company’s reported sales and profits.

The Company uses a combination of natural hedging techniques and financial derivatives to protect against certain foreign currency exchange rate risks. Such hedging activities may be ineffective or may offset only a portion of the adverse financial effect of foreign currency variations. Gains or losses associated with hedging activities also may negatively affect operating results.

Entering new markets poses new competitive threats and commercial risks.

In recent years the Company has sought to expand its manufacturing and sales into new markets. Expanding into new markets requires investments and resources that may not be available as needed. The Company cannot guarantee that it will be successful in leveraging its capabilities to compete favorably in new markets or that it will be able to recoup its significant investments in expansion projects. If the Company’s customers in new markets experience reduced demand for their products or financial difficulties, the Company’s future prospects will be negatively affected as well.

The mix of profits and losses in various jurisdictions may have an effect on the Company’s overall tax rate, which in turn, may materially and adversely affect its profitability.

Tax expenses and benefits are determined separately for each of the Company’s taxpaying entities or groups of entities that is consolidated for tax purposes in each jurisdiction. Losses in such jurisdictions may provide no current financial statement tax benefit. As a result, changes in the mix of projected profits and losses between jurisdictions, among other factors, could have a significant effect on the Company’s overall effective tax rate.

The value of the Company’s deferred tax assets could become impaired, which could materially and adversely affect the Company’s operating results.

As of December 31, 2015, the Company had $113 million in net deferred tax assets. These deferred tax assets include net operating loss carryforwards that can be used to offset taxable income in future periods and reduce income taxes payable in those future periods. The Company periodically determines the probability of the realization of deferred tax assets, using significant judgments and estimates with respect to, among other factors, historical operating results, expectations of future earnings and tax planning strategies. If the Company determines in the future that there is not sufficient positive evidence to support the valuation of these assets, due to the factors described above or other factors, the Company may be required to further adjust the valuation allowance to reduce the Company’s deferred tax assets. Such a reduction could result in material non-cash expenses in the period in which the valuation allowance is adjusted and could have a material adverse effect on the Company’s results of operations.

The Company’s ability to utilize its net operating loss carryforwards may be limited and delayed. As of December 31, 2015, the Company had U.S. net operating loss carryforwards of $288 million. Certain provisions of the Internal Revenue Code of 1986, as amended, could limit the Company’s annual utilization of the net operating loss carryforwards. The Company may be unable to utilize all of its net operating loss carryforwards, and any subsequent net operating loss carryforwards in the future.

The Company may be unsuccessful in maintaining or upgrading its information technology systems.

The Company relies on various information technology systems to manage its operations. The Company is currently implementing modifications and upgrades to its systems, including making changes to legacy systems, replacing legacy systems with successor systems with new functionality and acquiring new systems with new functionality. These types of activities subject the Company to inherent costs and risks associated with replacing and changing these systems, including impairment of its ability to fulfill customer orders, potential disruption of the Company’s internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time, and other risks and costs of delays or difficulties in transitioning to new systems or of integrating new systems into the Company’s current systems. The Company’s system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, if not anticipated and appropriately mitigated, the implementation of new technology systems may cause disruptions in the Company’s business operations and have a material effect on the Company’s business and operations.

The Company’s international operations are subject to political and economic risks associated with developing countries, including special risks associated with doing business in potentially corrupt environments.

The Company designs, manufactures, distributes and markets a broad range of aftermarket products in various regions, some of which are less developed, have less stability in legal systems and financial markets and are generally recognized as potentially more corrupt business environments than the United States, and therefore present greater political, economic and operational risks. The Company has in place certain policies, procedures and certain ongoing training of employees with regard to business ethics and many key legal requirements, such as applicable anti-corruption laws, including the U.S. Foreign Corrupt Practices Act (the “FCPA”), which make it illegal for the Company to give anything of value to foreign officials in order to obtain or retain any business or other advantages. There can, however, be no assurance that the Company’s employees will adhere to the Company’s code of business conduct and ethics or any other of the Company’s policies, applicable anti-corruption laws, including the FCPA, or other legal requirements. If the Company fails to enforce its policies and procedures properly or fails to maintain adequate record-keeping and internal accounting practices to accurately record the Company’s transactions, the Company may be subject to regulatory sanctions. In the event that the Company believes or has reason to believe that its employees have or may have violated applicable anti-corruption laws, including the FCPA, or other laws or regulations, the Company is required to investigate or have outside counsel investigate the relevant facts and circumstances. If violations are found or suspected, the Company could face civil and criminal penalties and significant costs for investigations, litigation, fees, settlements and judgments, which in turn could have a material adverse effect on the Company’s business.

Risks Relating to the Company’s Indebtedness

The Company’s substantial leverage could harm its business by limiting the Company’s available cash and its access to additional capital and, to the extent of the Company’s variable rate indebtedness, exposing the Company to interest rate risk.

On April 25, 2013, the Company refinanced its existing notes and credit facilities and made a distribution to Holdings, the Company’s shareholder. The refinancing consisted of the issuance of $250 million aggregate principal amount of 7.75% Senior Notes due May 1, 2021 (the “Senior Notes”), a $200 million term loan due April 25, 2016 (“Term Loan B-1”), a $470 million term loan due April 25, 2020 (“Term Loan B-2,” and together with Term Loan B-1, the “Term Loans”), the proceeds of which the Company used, together with $31 million of cash on hand, to redeem the Company’s 10.75% Senior Secured Notes due 2016 (the “Secured Notes”), redeem its 9% Senior Subordinated Notes due 2014 (the “Subordinated Notes”), pay fees and expenses in connection with the refinancing transaction and make a $350 million distribution to Holdings. As a result of this refinancing, the Company is highly leveraged. This leverage may limit the Company’s ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions, restructuring and general corporate or other purposes. The Company also may be more vulnerable than a less leveraged company to a downturn in the general economic conditions or in the Company’s business, which may place the Company at a competitive disadvantage compared to its less leveraged competitors. Further volatility in the credit markets could adversely affect the Company’s ability to obtain favorable terms on financing in the future. In addition, a substantial portion of the Company’s cash flows from operations must be dedicated to the payment of principal and interest on its indebtedness and is not available for other purposes, including the Company’s ongoing operations, capital expenditures important to the Company’s growth and other business opportunities. The Company cannot ensure that its business will generate sufficient cash flow from operations, that revenue growth or operating improvements will be realized, or that future borrowings will be available under the Company’s ABL Revolver in an amount sufficient to enable the Company to service its indebtedness or to fund other liquidity needs. In March 2016, the Company entered into a 140 million Euro term loan facility agreement with MANN + HUMMEL Inc. due December 31, 2016. The Company utilized the term loan facility to fully repay the outstanding balance of Term Loan B-1.

Further, the Company may be vulnerable to interest rate increases, as certain of its borrowings, including those under the Company’s ABL Revolver, are at variable rates. As of December 31, 2015, the Company’s $740 million of aggregate debt outstanding consisted of $490 million of floating-rate debt and $250 million of fixed-rate debt. Any borrowings the Company incurs under its

ABL Revolver will be at floating interest rates and will expose the Company to interest rate risk. For further information see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

The Company and its subsidiaries may be able to incur additional indebtedness in the future. Although the terms of the agreements governing the Company’s debt instruments contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. As of December 31, 2015, the Company had $73 million of borrowing capacity available under the ABL Revolver after giving effect to $7 million in outstanding letters of credit, none of which was drawn against, and less than $1 million for borrowing base reserves. If the Company incurs additional debt above the levels currently in effect, the risks associated with the Company’s leverage, including those described above, would increase.

The terms of the Company’s debt covenants could limit how the Company conducts its business and its ability to raise additional funds.

The agreements that govern the terms of the Company’s debt, including the indenture governing its notes and the credit agreements that govern the Company’s Senior Credit Facilities, contain, and the agreements that govern its future indebtedness may contain, covenants that, among other factors, limit or restrict the Company’s ability and the ability of the Company’s subsidiaries to:

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

There are limitations on the Company’s ability to incur the full $175 million of commitments under the ABL Revolver. Borrowings under its ABL Revolver are limited by a specified borrowing base consisting of, among other factors, a percentage of eligible accounts receivable and inventory, less customary reserves. Subject to certain conditions, the commitments under the ABL Revolver may be increased by up to $50 million.

In addition, under the ABL Revolver, as amended and restated, a covenant trigger would occur if an event of default occurs or excess availability under the ABL Revolver is at any time less than the greater of 10% of the total borrowing base at such time and $10 million, and shall continue until such time thereafter as no event of default shall have existed and as excess availability shall have exceeded such threshold amount, in each case, at all times during a 30 consecutive day period. If the covenant trigger were to occur, the Company would be required to satisfy and maintain a fixed charge coverage ratio of at least 1.0x, measured for the last twelve-month period. The Company’s ability to meet the required fixed charge coverage ratio can be affected by events beyond the Company’s control, and the Company cannot ensure that it will meet this ratio. A breach of this covenant or of any other covenant applicable to the ABL Revolver could result in a default thereunder.

Moreover, the ABL Revolver provides the lenders considerable discretion to impose reserves, which could materially impair the amount of borrowings that would otherwise be available to the Company. There can be no assurance that the lenders under the ABL Revolver will not impose such actions during the term of the ABL Revolver and further, were they to do so, the resulting effect of this action could materially and adversely impair the Company’s ability to make interest payments on the notes.

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

The Company’s principal executive offices are located in Gastonia, North Carolina and its operations include manufacturing, research and development and warehousing facilities as well as offices. The table below summarizes the number of facilities by geographical region between manufacturing, distribution and warehouse and other facilities as of December 31, 2015.

	Manufacturing Facilities	Distribution and Warehouse Facilities	Other Facilities
United States	2	2	7
Canada	—	1	—
Mexico	1	—	—
Europe	3	2	2
South America	1	1	—
Asia	1	—	1
Total	8	6	10

Of the total number of principal manufacturing facilities, six are owned and two are leased.

Other facilities include facilities that have been closed as part of the Company’s restructuring programs, sales and administration offices and non-operational storage sites.

Item 3.	Legal Proceedings

Various claims, lawsuits and administrative proceedings are pending or threatened against the Company and its subsidiaries, arising from the ordinary course of business with respect to commercial, intellectual property, product liability and environmental matters. The Company believes that the ultimate resolution of the foregoing matters will not have a material effect on its financial condition or results of operations. For information regarding legal proceedings, see Note 8 to the Consolidated Financial Statements, “Commitments and Contingencies.”

Item 4.	Mine Safety Disclosures

Not applicable.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Shares

No trading market for the registrant’s common stock currently exists. As of April 12, 2016, the registrant’s parent, Holdings, was the sole holder of the registrant’s common stock.

The registrant paid $21 million, $66 million and $352 million to its shareholder in 2015, 2014 and 2013, respectively. Prior to 2013, the registrant did not declare or pay any cash dividends on its common stock. Additionally, the registrant’s senior credit facilities and its notes indenture restrict the registrant’s ability to pay cash dividends on its common stock. For information in respect of securities authorized under Holding’s equity compensation plan, see “Item 11. Executive Compensation.”

Item 6.	Selected Consolidated and Combined Financial Data

The financial statements included in this report are the consolidated financial statements of the Company. The financial data as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014, and 2013 are derived from the audited financial statements contained under “Item 8. Financial Statements and Supplementary Data.” The selected financial data as of December 31, 2012 and 2011 and for the years ended December 31, 2012 and 2011 are derived from the Company’s audited financial statements that are not contained within this report.

During 2015, the Company completed the sale of the former ASA segment and accordingly reflected the results of operations within discontinued operations. Additionally, as discussed in Note 1 to the Consolidated Financial Statements, “Description of Business and Basis of Presentation” and Note 20, “Reconciliation of Previously Reported Amounts to Amounts Revised and Restated,” the Company also had an immaterial restatement of certain amounts related to the years ended December 31, 2014 and 2013. The impact of this immaterial restatement is reflected above and was $1 million and $3 million, for the years ended December 31, 2014 and 2013, respectively.

	Year Ended December 31,
(Dollars in millions)	2015	2014	2013	2012	2011
Statement of income data:(1)
Net sales	$899	$970	$910	$840	$788
Cost of sales	(684)	(726)	(687)	(633)	(597)
Gross profit	215	244	223	207	191
Selling, general and administrative expenses	(132)	(143)	(141)	(119)	(115)
Operating profit	83	101	82	88	76
Loss on extinguishment of debt	—	—	(15)	(1)	—
Other income and expense, net	(7)	(7)	(3)	—	—
Interest expense	(55)	(56)	(73)	(63)	(67)
Income (loss) from continuing operations before income tax provision, equity in (loss) income, net of tax and noncontrolling interest, net of tax	21	38	(9)	25	9
Income tax provision	(20)	(8)	(14)	(38)	(13)
Equity in (loss) income, net of tax	—	—	(2)	1	—
Net income (loss) from continuing operations	1	30	(25)	(13)	(4)
(Loss) income from discontinued operations, net of tax	(73)	51	32	(90)	(68)
Net (loss) income	(72)	81	7	(103)	(72)
Less: net income attributable to noncontrolling interest, net of tax	1	—	—	1	1
Net (loss) income attributable to the Company	$(73)	$81	$7	$(104)	$(73)
Statement of cash flows data:
Net cash provided by operating activities	$21	$20	$99	$97	$14
Net cash provided by (used in) investing activities	61	126	(32)	(23)	(39)
Net cash (used in) provided by financing activities	(93)	(192)	(15)	(78)	26
Other financial data:
Capital expenditures	$28	$26	$31	$27	$55
Depreciation and amortization(2)	17	19	18	19	18
Balance sheet data (end of period): (3)
Cash and cash equivalents	$28	$26	$95	$45	$48
Total assets	588	819	1,008	959	1,459
Total debt(4)	740	811	937	569	698
Shareholder’s (deficit) equity	(308)	(221)	(202)	153	347

(1)

In accordance with Accounting Standards Codification (“ASC”) Topic 205-20, “Presentation of Financial Statements—Discontinued Operations,” the Commercial Distribution Europe segment, which is also referred to as Quinton Hazell, the Brake North America and Asia group, the Chassis group and the Affinia South America (“ASA”) group are accounted for as discontinued operations. The Consolidated Statements of Operations for all periods presented have been adjusted to reflect these operations as discontinued operations. The Consolidated Statements of Cash Flows have not been adjusted for any periods presented to reflect these operations as discontinued operations. The Consolidated Balance Sheet for December 31, 2011 has been adjusted to reflect the Brake North America and Asia group as a discontinued operation, which the Company distributed on November 30, 2012. The Consolidated Balance Sheet for December 31, 2013 has been adjusted to reflect the Chassis group as a discontinued operation. The Consolidated Balance Sheet for December 31, 2014 has been adjusted to reflect the ASA group as a discontinued operation.

(2)

The depreciation and amortization expense excludes the Commercial Distribution Europe segment, the Brake North America and Asia group, the Chassis group and the ASA group. The Consolidated Statements of Cash Flow, which is included in Item 8 of this report, includes the Chassis group and the ASA group.

(3)

The balance sheet line items as of December 31, 2012 and 2011 have not been modified to reflect the discontinued operations of the Chassis group. The balance sheet line items as of December 31, 2013, 2012 and 2011 have not been modified to reflect discontinued operations of the former ASA segment.

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

Company Overview

Affinia is an innovative global leader in the design, manufacture, distribution and marketing of industrial grade filtration products and services. Management’s Discussion and Analysis includes financial information prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”), as well as certain non-GAAP financial measures discussed below. The non-GAAP financial measures should be viewed as a supplement to, and not a substitute for, financial measures presented in accordance with GAAP. Non-GAAP measures presented herein may not be comparable to similarly titled measures used by other companies.

Over the last several years, management has been focused on streamlining the business to be more focused on the filtration component of the automotive aftermarket. In order to achieve this goal, management made the decision to divest certain businesses that were no longer part of the long-term focus. These divestitures were as follows:

•

In the fourth quarter of 2011, management committed to a plan to sell the Brake North America and Asia group and, on November 30, 2012, the Brake North America and Asia group were distributed to the shareholders of Holdings.

•

On January 21, 2014, Affinia entered into an asset purchase agreement, as amended, with Federal-Mogul Chassis LLC (formerly known as VCS Quest Acquisition LLC) (“FM Chassis”), an affiliate of Federal-Mogul Corporation, pursuant to which FM Chassis agreed to purchase the Chassis group. This transaction closed on May 1, 2014.

•

In the second quarter of 2015, management committed to a plan to sell Pellegrino Distribuidora de Autopecas Ltda. (“Pellegrino”) and Affinia Automotiva Ltda. (“Automotiva”). Pellegrino and Automotiva comprise the Brazilian operations of the former Affinia South America (“ASA”) segment and are collectively referred to as “ASA Brazil.” The Company completed the sale of Pellegrino in September 2015 and the sale of Automotiva in October 2015. Additionally, in the third quarter of 2015, two of the Company’s subsidiaries executed definitive purchase agreements for the remaining ASA operations in Argentina and Uruguay and completed the sale of these businesses in September 2015. Accordingly, the results of operations of the former ASA segment have been included as a component of discontinued operations in the Consolidated Statements of Operations for all periods presented. With the completion of these transactions in 2015, all of the businesses that comprised the former ASA segment have been disposed of through sale. See Note 4 to the Consolidated Financial Statements, “Discontinued Operations,” for additional information.

The Company has one operating segment, which is Filtration. Affinia’s chief operating decision maker evaluates the performance of its operating segment based primarily on revenue growth and operating profit. Income taxes are not allocated to the operating segment. Although not considered an operating segment, corporate, eliminations and other includes corporate costs, interest expense and other amounts not allocated to the operating segment. Additionally, the results of operations of the former ASA segment’s Venezuela business, which was shut down in June 2014, is included in corporate, eliminations and other for all periods presented since it did not qualify for discontinued operations treatment and is insignificant. In the first quarter of 2015, the Company’s management changed the calculation of segment earnings whereby certain corporate costs that were previously allocated to the operating segment were no longer allocated. Accordingly, all of these previously allocated costs remained in corporate, eliminations and other. Prior period segment results were recast to conform to current period presentation.

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

Merger with MANN+HUMMEL

The Company is wholly-owned by Affinia Group Holdings Inc. (“Holdings”), a company controlled by affiliates of The Cypress Group, L.L.C. (“Cypress”). On August 13, 2015, Holdings, a Delaware corporation, entered into an agreement and plan of merger (the “Merger Agreement”) with MANN+HUMMEL Holding GmbH, a German limited liability company (“MANN+HUMMEL”), pursuant to which M+H SUB 2015 INC., a Delaware corporation and an indirect wholly-owned subsidiary of MANN+HUMMEL (“Merger Sub”) will be merged with and into Holdings, with Holdings surviving the merger as an indirect wholly-owned subsidiary of

MANN+HUMMEL. Subject to the terms and conditions set forth in the Merger Agreement, the aggregate merger consideration payable to the shareholders of Holdings and the holders of restricted stock units and phantom shares referred to in the Merger Agreement (collectively, “Sellers”), is $513.1 million (i) minus adjustments reflecting transaction expenses, a $10 million escrow to cover limited indemnities and an amount reserved for the payment of expenses incurred by the sellers’ representative, (ii) plus adjustments reflecting adjusted net proceeds from the sale of the Company’s Brazilian, Argentinian and Uruguayan operations (collectively, the “ASA Transactions”), (iii) plus a daily interest factor applied to the purchase price. At the effective time of the merger, each outstanding share of Holdings will be converted into the right to receive a proportionate share of the aggregate consideration, plus a contingent right to receive a portion of the escrow amount and the amount reserved for expenses of the sellers’ representative, in each case at the time and upon satisfaction of the conditions specified in the Merger Agreement.

The Merger Agreement has been approved by the Board of Directors of Holdings as well as all required governing bodies of MANN+HUMMEL (including its Supervisory Board) and the Board of Directors and stockholder of Merger Sub. Consummation of the merger is subject to certain customary conditions, including, among others, adoption of the Merger Agreement by the holders of a majority of the issued and outstanding shares of Holdings common stock, holders of no more than five percent of the common stock of Holdings exercising dissenters’ rights, receipt of any required regulatory approvals and expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the absence of any order, judgment, injunction, decree, stipulation or determination prohibiting the merger, and completion of the ASA Transactions. It is currently anticipated that this transaction will close in the first half of 2016 depending on timing of regulatory approvals and satisfaction of other closing conditions.

The Merger Agreement contains representations and warranties customary for transactions of this type. Holdings has agreed to various covenants and agreements, including, among others, agreements to (i) conduct its business in the ordinary course consistent with past practice during the period between the execution of the Merger Agreement and the closing thereunder and (ii) not engage in certain kinds of transactions during this period, including transactions involving so-called leakage to the Sellers.

The Merger Agreement also contains certain termination provisions for Holdings and MANN+HUMMEL, including, among others, termination rights for Holdings and MANN+HUMMEL in the event the merger has not closed by August 1, 2016 (the “Outside Date”), an extension from April 13, 2016 pursuant to an amendment (the “First Amendment”) to the Merger Agreement, or in the event there is a breach of a representation, warranty, covenant or agreement by the other party which cannot be cured by the Outside Date.

Factors Affecting the Company’s Performance

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

•

Win new fleets. A key component of the Company’s future growth strategy is to partner with customers to win new fleet accounts. The Company’s fleet strategy has been highly successful as there are currently over 350,000 active registered fleet accounts that utilize the Company’s products, including nearly 70,000 new fleets that were added in 2015.

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
•

Grow OE/OES/Direct Markets business. The Company’s recognized high-quality filters, coupled with its efficient and high-quality production capabilities, provide significant opportunities to win new OE platforms. Additionally, the Company’s leading product breadth coupled with its strong and growing OE relationships positions the Company as a natural partner to the aftermarket service channel of its OE customers.

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

•

Execute margin enhancement initiatives. Manufacturing efficiency and costs savings initiatives are critical to operational improvement and margin expansion. During 2015, the Filtration segment invested $27 million in capital expenditures, of which a significant portion relates to growth capital. In 2016, management will continue to execute on its growth, expansion and productivity initiatives in an effort to drive margin expansion through targeted capital investment strategies.

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

As discussed above, during 2015, the Company completed the sale of the former ASA segment and accordingly reflected the results of operations within discontinued operations. Additionally, as discussed in Note 1 to the Consolidated Financial Statements, “Description of Business and Basis of Presentation” and Note 20, “Reconciliation of Previously Reported Amounts to Amounts Revised and Restated,” the Company also had an immaterial restatement of certain amounts related to the years ended December 31, 2014 and 2013. The impact of this immaterial restatement is reflected above and was $1 million and $3 million, for the years ended December 31, 2014 and 2013, respectively.

The following table summarizes the Company’s consolidated results for the years ended December 31, 2015 and 2014:

	Consolidated Years Ended December 31,
(Dollars in millions)	2015	2014	Variance	Currency Effect(1)	Variance Excluding Currency Effect
Net sales	$899	$970	$(71)	$(92)	$21
Cost of sales	(684)	(726)	42	68	(26)
Gross profit	215	244	(29)	(24)	(5)
Gross margin %	24%	25%
Selling, general and administrative expenses	(132)	(143)	11	9	2
Selling, general and administrative expenses as a percent of net sales	15%	15%
Operating profit	83	101	(18)	(15)	(3)
Operating margin %	9%	10%
Loss on extinguishment of debt	—	—	—	—	—
Other income and expense, net	(7)	(7)	—	—	—
Interest expense	(55)	(56)	1	1	—
Income from continuing operations, before income tax provision, equity in loss, net of tax and noncontrolling interest, net of tax	21	38	(17)	(14)	(3)
Income tax provision	(20)	(8)	(12)	4	(16)
Equity in loss, net of tax	—	—	—	—	—
Net income (loss) from continuing operations	1	30	(29)	(10)	(19)
(Loss) income from discontinued operations, net of tax	(73)	51	(124)	(21)	(103)
Net (loss) income	(72)	81	(153)	(31)	(122)
Less: net income attributable to noncontrolling interest, net of tax	1	—	1	—	1
Net (loss) income attributable to the Company	$(73)	$81	$(154)	$(31)	$(123)

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

Net sales. Consolidated net sales decreased by $71 million for the year ended December 31, 2015 in comparison to the same period in 2014 due to decreased sales in the Filtration segment. Excluding currency effects, consolidated net sales increased $21 million with sales in the Filtration segment up 3%.

Gross profit/gross margin. Gross profit decreased by $29 million for the year ended December 31, 2015 in comparison to the same period in 2014, with gross margin decreasing to 24% in 2015 from 25% in 2014. Excluding currency effects, gross profit decreased by $5 million compared to 2014. Gross profit decreased due primarily to the impacts of lower volumes on fixed cost absorption in North America.

Selling, general and administrative (SG&A) expenses. SG&A expenses decreased by $11 million for the year ended December 31, 2015 in comparison to the same period in 2014. Excluding the impacts of currency, SG&A expenses decreased by $2 million compared to the same period in the prior year due primarily to lower selling expenses in North America as a result of the decrease in sales, $6 million of restructuring and other costs associated with the relocation of the corporate office and other severance amounts recorded in 2014 with no comparable amounts in 2015, and $2 million of bad debt expense in 2014 associated with a Filtration customer.

Operating profit/operating margin. Operating profit decreased by $18 million for the year ended December 31, 2015 in comparison to the same period in 2014, with operating margin decreasing to 9% in 2015 compared to 10% in 2014. The decrease in operating profit was driven by lower gross profit. Excluding currency effects, operating profit decreased $3 million compared to the same period in the prior year. Drivers of lower operating profit are discussed above.

Interest expense. Interest expense decreased by $1 million for the year ended December 31, 2015 in comparison to the same period in the prior year due to the pay down of outstanding debt during 2014 and 2015.

Income tax provision. The income tax provision increased $12 million for the year ended December 31, 2015 in comparison to the same period in 2014. This increase is due primarily to increased permanent tax adjustments in the U.S. related to certain foreign subsidiaries and a valuation allowance related to the Company’s Venezuelan subsidiary. The effective tax rate was 95.2% in 2015 in comparison to 21.9% in the same period in 2014. The increase relates to the same factors that increased the Company’s income tax expense.

(Loss) income from discontinued operations, net of tax. (Loss) income from discontinued operations, net of tax, is comprised of the results of the former ASA segment, as well as the Chassis group for the period prior to sale in the second quarter of 2014. The loss in 2015 is driven primarily by a $77 million pre-tax loss on sale of the former ASA segment compared to a gain in 2014 as a result of recognizing a pre-tax gain of $32 million on the sale of the Chassis group. Additionally, results for both 2015 and 2014 include the results of operations of the former ASA segment prior to the sale of certain businesses in September 2015.

Net (loss) income. The net loss of $72 million in 2015 compared to net income of $81 million in the same period in 2014 is primarily driven by the loss on the sale of the former ASA segment compared to the gain on the sale of the Chassis group that was recorded in 2014, both of which are included in discontinued operations, and lower earnings in the Filtration segment.

Segment Results

Years ended December 31, 2015 compared to December 31, 2014:

Consolidated EBITDA, which includes the results for the Filtration segment as well as corporate, eliminations and other, for the years ended December 31, 2015 and 2014 were as follows:

	Years Ended December 31, 2015
(Dollars in millions)	Filtration	Corporate, Eliminations and Other	Consolidated
Net Sales	$900	$(1)	$899
Cost of Sales	(684)	—	(684)
Gross Profit	216	(1)	215
Selling, General and Administrative Expenses	(86)	(46)	(132)
Operating Profit	130	(47)	83
Other Income and Expense, net	(7)	—	(7)
Interest Expense	(4)	(51)	(55)
Add Back:
Depreciation and Amortization	16	1	17
Interest Expense	4	51	55
Consolidated EBITDA	$139	$(46)	$93
EBITDA %	15%

	Years Ended December 31, 2014
(Dollars in millions)	Filtration	Corporate, Eliminations and Other	Consolidated
Net Sales	$962	$8	$970
Cost of Sales	(711)	(15)	(726)
Gross Profit	251	(7)	244
Selling, General and Administrative Expenses	(98)	(45)	(143)
Operating Profit	153	(52)	101
Other Income and Expense, net	(4)	(3)	(7)
Interest Expense	(1)	(55)	(56)
Add Back:
Depreciation and Amortization	17	2	19
Interest Expense	1	55	56
Consolidated EBITDA	$166	$(53)	$113
EBITDA %	17%

The decrease in consolidated EBITDA for the year ended December 31, 2015 compared to the same period in the prior year was primarily driven by lower volumes in North America and unfavorable currency.

Excluding currency impacts, consolidated EBITDA would have been $159 million for the year ended December 31, 2015, which is $7 million lower compared to the same period in 2014.

The following segment information shows the components of operating profit and segment EBITDA for the Filtration segment. See Note 3 to the Consolidated Financial Statements, “Segment Information,” for a discussion of the Company’s segment structure.

Filtration Segment

Years ended December 31, 2015 compared to December 31, 2014:

Results for the Filtration segment for years ended December 31, 2015 and 2014 were as follows:

	Years Ended December 31,
(Dollars in millions)	2015	2014	Variance	Currency Effect(1)	Variance Excluding Currency Effect
Net Sales	$900	$962	$(62)	$(92)	$30
Cost of Sales	(684)	(711)	27	67	(40)
Gross Profit	216	251	(35)	(25)	(10)
Gross Profit %	24%	26%
Selling, General and Administrative Expenses	(86)	(98)	12	7	5
Operating Profit	130	153	(23)	(18)	(5)
Operating Profit %	14%	16%
Other Income and Expense, net	(7)	(4)	(3)	—	(3)
Interest Expense	(4)	(1)	(3)	1	(4)
Add back:
Depreciation and Amortization	16	17	(1)	(2)	1
Interest Expense	4	1	3	(1)	4
Segment EBITDA	$139	$166	$(27)	$(20)	$(7)
EBITDA %	15%	17%

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

Net Sales. Net Sales decreased by $62 million for the year ended December 31, 2015 in comparison to the same period in 2014. Excluding the impact of currency, sales improved $30 million in comparison to the prior year. The unfavorable currency impacts were primarily driven by the devaluation of the Venezuelan bolivar. The sales variance was driven primarily by:

•

$84 million decrease in North America due to lower volumes as a result of the termination of a relationship with a significant customer, as well as a softer U.S. aftermarket that has negatively impacted sales to the Company’s customers as well as those customers’ sales to various end markets. Excluding the impacts of currency, sales in North America were $74 million lower than the prior year; and

•

$24 million decrease in Europe due to unfavorable currency impacts. Excluding the impacts of currency, sales in Europe were up $21 million as a result of higher sales to existing customers; partially offset by

•

$46 million increase in South America due to price increases as the result of inflation. Excluding the impacts of currency, sales in South America improved $83 million compared to the same period in the prior year. The improvement in currency adjusted sales was driven by higher pricing to offset the impacts of the currency devaluation and increased sales volume to existing customers as a result of increased availability of raw materials, and addition of new products.

Cost of Sales. Cost of sales decreased by $27 million for the year ended December 31, 2015 in comparison to the same period in 2014. Excluding the impacts of currency, cost of sales increased $40 million compared to the same period in 2014. Adjusted for currency, the increase was primarily related to inflationary impacts in Venezuela partially offset by decreases in materials, labor and overhead as a direct result of the lower sales volumes in North America.

Gross Profit. Gross profit decreased by $35 million for the year ended December 31, 2015 in comparison to the same period of 2014. Gross profit was at 24% and 26% of net sales for 2015 and 2014, respectively. Excluding the impacts of currency, gross profit decreased by $10 million in comparison to 2014. The decline in gross profit was primarily driven by the impacts of lower overall sales volumes on absorption of fixed costs.

Selling, General and Administrative Expenses. SG&A expenses decreased by $12 million for the year ended December 31, 2015 compared to the same period in 2014. Excluding the impacts of currency, SG&A decreased $5 million in the year ended December 31, 2015 compared to the same period in 2014. The decrease was primarily driven by lower selling expenses in North America as a result of a decrease in sales.

Operating Profit. Operating profit decreased $23 million for the year ended December 31, 2015 in comparison to the same period of 2014. Excluding the impact of currency, operating profit decreased $5 million in comparison to the same period in the prior year. The decrease in operating profit was driven by lower sales and gross margin, as discussed above. Operating profit was at 14% and 16% of net sales for the year ended December 31, 2015 and 2014, respectively.

Other Income and Expense, net. The $3 million decrease in expense for the year ended December 31, 2015 in comparison to the same period in 2014 was due to lower foreign currency exchange gains and losses.

Segment EBITDA. Segment EBITDA decreased by $27 million for the year ended December 31, 2015 in comparison to the same period in 2014. Excluding the impact of currency, segment EBITDA decreased $7 million in comparison to the same period in the prior year. The decrease in segment EBITDA was driven by lower sales and gross margin as discussed above.

Years ended December 31, 2014 compared to December 31, 2013:

Results of Operations

The following table summarizes the Company’s consolidated results for the years ended December 31, 2014 and 2013:

	Consolidated Years Ended December 31,
(Dollars in millions)	2014	2013	Variance	Currency Effect(1)	Variance Excluding Currency Effect
Net sales	$970	$910	$60	$(50)	$110
Cost of sales	(726)	(687)	(39)	40	(79)
Gross profit	244	223	21	(10)	31
Gross margin %	25%	25%
Selling, general and administrative expenses	(143)	(141)	(2)	3	(5)
Selling, general and administrative expenses as a percent of net sales	15%	15%
Operating profit	101	82	19	(7)	26
Operating margin %	10%	9%
Loss on extinguishment of debt	—	(15)	15	—	15
Other income and expense, net	(7)	(3)	(4)	(1)	(3)
Interest expense	(56)	(73)	17	1	16
Income from continuing operations before income tax provision, equity in loss, net of tax and noncontrolling interest, net of tax	38	(9)	47	(7)	54
Income tax provision	(8)	(14)	6	(3)	9
Equity in loss, net of tax	—	(2)	2	—	2
Net income (loss) from continuing operations	30	(25)	55	(10)	65
Income (loss) from discontinued operations, net of tax	51	32	19	(4)	23
Net income	81	7	74	(14)	88
Less: net income attributable to noncontrolling interest, net of tax	—	—	—	—	—
Net income attributable to the Company	$81	$7	$74	(14)	$88

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

Net sales. Consolidated net sales increased by $60 million for the year ended December 31, 2014 in comparison to the same period in 2013 due to higher sales in the Filtration segment. Excluding currency effects, consolidated net sales increased $110 million in comparison to the same period in 2013, with sales in the Filtration segment up 7%.

Gross profit/gross margin. Gross profit increased by $21 million for the year ended December 31, 2014 in comparison to the same period in 2013, with gross margin remaining flat at 25%. The increase in gross margin was mainly due to the increase in sales volume and favorable product mix partially offset by higher material, labor and overhead costs. Excluding currency effects, gross profit increased $31 million compared to the same period 2013, as gross margin improved in the Filtration segment.

Selling, general and administrative (SG&A) expenses. SG&A expenses increased by $2 million for the year ended December 31, 2014 in comparison to the same period in 2013 primarily due to a net $6 million of restructuring and other costs associated with the relocation of the corporate office and other severance amounts, $3 million in expense associated with restricted stock units (“RSU”), $2 million of bad debt expense associated with a Filtration customer, and an overall increase in expenses as a result of the higher sales, as well as costs associated with supporting the growth in sales. These expenses in 2014 were partially offset by the establishment of an $11 million legal reserve and $2 million environmental reserve during the year ended December 31, 2013. Excluding the impacts of currency, SG&A expenses increased by $5 million in comparison to the same period in the prior year.

Operating profit/operating margin. Operating profit increased by $19 million for the year ended December 31, 2014 in comparison to the same period in 2013, with operating margin increasing to 10% in 2014 compared to 9% in 2013. The increase in operating profit was driven by higher gross profit. Excluding currency effects, operating profit increased $26 million compared to the same period in the prior year.

Loss on extinguishment of debt. During the second quarter of 2013, the Company refinanced its debt structure and, as a result, incurred a $15 million loss due to early retirement of senior notes.

Other income and expense, net. The $4 million higher expense for the year ended December 31, 2014 in comparison to the same period in 2013 was driven primarily by a $5 million net increase in currency devaluation charges, as a $7 million charge was recorded in the first quarter of 2014 associated with a currency devaluation in Venezuela compared to a $2 million currency devaluation charge in the first quarter of 2013. See Note 18 to the Consolidated Financial Statements, “Venezuela Operations” for further information.

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

Income tax provision. The income tax provision decreased $6 million for the year ended December 31, 2014 in comparison to the same period in 2013 due primarily to a lower effective tax rate. This was partially offset by an increase in pre-tax income.

Income from discontinued operations, net of tax. Income from discontinued operations, net of tax, is comprised of a $32 million pre-tax gain on the sale of the Chassis group that closed in May 2014. Additionally, the results of operations of the former ASA segment for the year ended December 31, 2014 and 2013 and the results of operations of the Chassis group for the periods prior to the sale are included in discontinued operations.

Net income. Net income was $81 million for the year ended December 31, 2014 in comparison to net income of $7 million in the same period in 2013 was driven by the $32 million pre-tax gain on the sale of the Chassis group, higher sales and operating profit in 2014, as well as expenses recorded in 2013 associated with the debt refinancing without similar charges in 2014.

Segment Results

Consolidated EBITDA, which includes the results for the Filtration segment as well as corporate, eliminations and other, for the years ended December 31, 2014 and 2013 were as follows:

	Years Ended December 31, 2014
(Dollars in millions)	Filtration	Corporate, Eliminations and Other	Consolidated
Net Sales	$962	$8	$970
Cost of Sales	(711)	(15)	$(726)
Gross Profit	251	(7)	244
Selling, General and Administrative Expenses	(98)	(45)	(143)
Operating Profit	153	(52)	101
Other Income and Expense, net	(4)	(3)	(7)
Interest Expense	(1)	(55)	(56)
Add Back:
Depreciation and Amortization	17	2	19
Interest Expense	1	55	56
Consolidated EBITDA	$166	$(53)	$113
EBITDA %	17%

	Years Ended December 31, 2013
(Dollars in millions)	Filtration	Corporate, Eliminations and Other	Consolidated
Net Sales	$897	$13	$910
Cost of Sales	(668)	(19)	(687)
Gross Profit	229	(6)	223
Selling, General and Administrative Expenses	(85)	(56)	(141)
Operating Profit	144	(62)	82
Other Income and Expense, net	(5)	(13)	(18)
Interest Expense	—	(73)	(73)
Add Back:
Depreciation and Amortization	15	3	18
Interest Expense	—	73	73
Consolidated EBITDA	$154	$(72)	$82
EBITDA %	17%

The increase in consolidated EBITDA for the year ended December 31, 2014 compared to the same period in the prior year was primarily driven by:

•	$15 million loss on extinguishment of debt recorded in the second quarter of 2013 associated with the debt refinancing,
•	Litigation and environmental reserves of $13 million recorded in 2013 for which there were no comparable charges in 2014, and
•	$10 million increase in the Filtration segment due primarily to improved sales and favorable product mix in North America as a result of higher sales of premium products and price increases.

These increases were partially offset by:

•

Restructuring and other charges net of $6 million recorded for the year ended December 31, 2014 compared to year ended December 31, 2013. The restructuring charges, which are a component of SG&A, relate primarily to the relocation of the corporate office from Ann Arbor, Michigan to Gastonia, North Carolina,

•	$5 million net increase in currency devaluation charges in Venezuela, and
•	$17 million of unfavorable currency.

Excluding currency impacts, consolidated EBITDA would have been $120 million for the year ended December 31, 2014, which is $38 million higher compared to the same period in 2013.

The following segment information shows the components of operating profit and segment EBITDA for each segment. See Note

3 to the Consolidated Financial Statements, “Segment Information,” for a discussion of the Company’s segment structure.

Filtration Segment

Years ended December 31, 2014 compared to December 31, 2013:

Results for the Filtration segment for the years ended December 31, 2014 and 2013 were as follows:

	Years Ended December 31,
(Dollars in millions)	2014	2013	Variance	Currency Effect(1)	Variance Excluding Currency Effect
Net Sales	$962	$897	$65	$(46)	$111
Cost of Sales	(711)	(668)	(43)	37	(80)
Gross Profit	251	229	22	(9)	31
Gross Profit %	26%	26%
Selling, General and Administrative Expenses	(98)	(85)	(13)	2	(15)
Operating Profit	153	144	9	(7)	16
Operating Profit %	16%	16%
Other Income and Expense, net	(4)	(5)	1	—	1
Interest Expense	(1)	—	(1)	1	(2)
Add back:
Depreciation and Amortization	17	15	2	—	2
Interest Expense	1	—	1	(1)	2
Segment EBITDA	$166	$154	12	(7)	19
EBITDA %	17%	17%

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

Net Sales. Net Sales increased by $65 million for the year ended December 31, 2014 in comparison to the same period in 2013. Excluding the impact of currency, sales improved $111 million in comparison to the prior year. The unfavorable currency impacts were primarily driven by the devaluation of the Venezuelan bolivar. The sales variance was driven primarily by:

•

$54 million increase in North America due to favorable sales mix, with a higher volume of premium heavy duty and light duty products compared to the prior year, higher pricing as a result of negotiated price increases with certain customers, introduction of a new product line in the third quarter of 2013, and new business as a result of taking market share from competitors. Excluding the impacts of currency, sales in North America were $57 million higher than the prior year;

•

$10 million increase in Europe due to higher sales in Poland as a result of expanding market share and higher sales to existing customers and incremental sales from the United Kingdom distribution company that was acquired during the third quarter of 2013. Excluding the impacts of currency, sales in Europe were up $17 million as a result of higher sales to existing customers; and

•

$1 million increase in South America. Excluding the impacts of currency, sales in South America improved $37 million compared to the same period in the prior year. The improvement in currency adjusted sales was driven by higher pricing, largely in Venezuela, to offset the impacts of the currency devaluation and increased sales volume to existing customers.

Cost of Sales. Cost of sales increased by $43 million for the year ended December 31, 2014 in comparison to the same period in 2013. On a currency adjusted basis, cost of sales increased $80 million compared to the same period in 2013. The increase was primarily related to increases in materials, labor and overhead as a direct result of the higher sales volumes in North America, Europe and South America.

Gross Profit. Gross profit increased by $22 million for the year ended December 31, 2014 in comparison to the same period of 2013. On a currency adjusted basis, gross profit increased by $31 million in comparison so the same period in the prior year. The increase was driven by higher sales, favorable sales mix and higher pricing; partially offset by an increase in the cost of sales due to the factors discussed above. Gross profit remained at 26% of net sales for both the years ended December 31, 2014 and 2013.

Selling, General and Administrative Expenses. SG&A expenses increased by $13 million for the year ended December 31, 2014 in comparison to the same period in 2013. The increase in SG&A expenses was due primarily to a $5 million increase as a result of higher sales, as well as to support the growth in sales, a $3 million increase in advertising and promotional costs, a $2 million bad debt expense associated with a customer and $1 million of restructuring expense.

Operating Profit. Operating profit increased $9 million for the year ended December 31, 2014 in comparison to the same period of 2013. The increase in operating profit was driven by improvement in gross profit partially offset by higher SG&A expenses as discussed above. Operating profit remained at 16% of net sales for both the years ended December 31, 2014 and 2013.

Other Income and Expense, net. The $1 million higher expense for the year ended December 31, 2014 in comparison to the same period in 2013 was due to a $3 million year-over-year impact of charges associated with currency devaluation in Venezuela and a $3 million year-over-year impact of derivative loss charges in Poland. See Note 18 to the Consolidated Financial Statements, “Venezuela Operations” for further information.

Segment EBITDA. Segment EBITDA increased by $12 million for the year ended December 31, 2014 in comparison to the same period in 2013. The increase was driven by improvement in gross profit partially offset by higher SG&A expenses as discussed above.

Results by Geographic Region

Net sales and Income (loss) from continuing operations before income tax provision and noncontrolling interest by geographic region were as follows:

	Years Ended December 31,
(Dollars in millions)	2015	2014	2013
Net Sales
United States	$548	$624	$573
Foreign	351	346	337
Total net sales	$899	$970	$910
United States sales as a percent of total net sales	61%	64%	63%
Foreign sales as a percent of total net sales	39%	36%	37%

(Dollars in millions)	2015	2014	2013
Income (loss) from continuing operations before income tax provision, equity in loss, net of tax and noncontrolling interest, net of tax
United States	$(40)	$(23)	$(64)
Foreign	61	61	55
Total income (loss) from continuing operations before income tax provision, equity in loss, net of tax and noncontrolling interest, net of tax	$21	$38	$(9)

United States. Net sales in the United States decreased by $76 million in the year ended December 31, 2015 in comparison to the same period in 2014 due to lower North America sales within Filtration. See “Segment Results” section above. The United States income (loss) from continuing operations before income tax provision, equity in loss, net of tax and noncontrolling interest, net of tax was lower than the foreign income (loss) from continuing operations before income tax provision, equity in loss, net of tax and noncontrolling interest, net of tax due to the inclusion of corporate costs in the United States operations and higher profitability of certain subsidiaries in foreign locations. The majority of the Company’s debt relates to U.S. operations and, consequently, almost all of the associated interest expense is allocated to the domestic operations. During 2015, the U.S. operations had $51 million of interest expense and the foreign operations had $4 million of interest expense.

Foreign. Foreign net sales increased by $5 million in year ended December 31, 2015 in comparison to the same period of 2014 due to unfavorable currency more than offset by higher pricing associated with Venezuela filtration products. See “Segment Results” above for a discussion of the impacts of currency on net sales for 2015. Foreign income (loss) from continuing operations before income tax provision, equity in loss, net of tax and noncontrolling interest, net of tax decreased in 2015 in comparison to the same time period in 2014 primarily as a result of unfavorable currency.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash flow from operations and available borrowings from the ABL Revolver. At December 31, 2015, the Company had cash on hand of $28 million. Included in this cash balance is $27 million of cash outside the U.S., of which approximately $9 million is considered permanently reinvested for funding ongoing operations outside of the U.S. If such permanently reinvested funds are needed for operations in the U.S., the Company would be required to accrue additional tax expense, primarily related to foreign withholding taxes. As of December 31, 2015, the Company had an additional $73 million of borrowing capacity available under the ABL Revolver after giving effect to $7 million in outstanding letters of credit, none of which was drawn against, and less than $1 million for borrowing base reserves. Based on the current level of operations, the Company believes that cash flow from operations and available cash, together with available borrowings under the ABL Revolver, will be adequate to meet its short term and long term liquidity needs.

At December 31, 2015, the Company had $740 million of long-term and short-term debt outstanding. The ABL Revolver matures in April 2018, the Senior Notes mature in May 2021, the Term Loan B-1 matures in April 2016 and the Term Loan B-2 matures in April 2020. Additionally, the Company has local lines of credit in Poland and Venezuela that are utilize to fund operations. During 2015, the Company used $82 million of proceeds from the sale of ASA to repay $27 million of debt associated with Term Loan B-1 and $55 million associated with Term Loan B-2. During 2014, the Company used $89 million of the proceeds from the sale of the Chassis group to pay down $24 million of debt associated with Term Loan B-1 and $85 million associated with Term Loan B-2.

As discussed further below, Term Loan B-1 had an expiration date of April 25, 2016 and the Company fully repaid the outstanding balance using proceeds from a term loan facility from MANN+HUMMEL Inc., a subsidiary of MANN+HUMMEL.

Additionally, in 2015 and 2014, the Company made distributions of $21 million and $66 million, respectively, to Holdings. Holdings used the distributions to fully repay its outstanding third party debt.

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

ABL Revolver

The Company replaced its asset-based credit facility with an ABL Revolver on April 25, 2013. The ABL Revolver comprises a revolving credit facility of up to $175 million for borrowings available solely to the U.S. domestic borrowers, including (i) a $30 million sub-limit for letters of credit and (ii) a $15 million swingline facility. Availability under the ABL Revolver is based upon monthly (or more frequent under certain circumstances) borrowing base valuations of the Company’s eligible inventory and accounts receivable, among other factors, and is reduced by certain reserves in effect from time to time.

At December 31, 2015, there were no outstanding borrowings under the ABL Revolver. The Company had an additional $73 million of availability after giving effect to $7 million in outstanding letters of credit and less than $1 million for borrowing base reserves as of December 31, 2015.

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

Level	Average Aggregate Availability	Base Rate Loans and Swingline Loans	LIBOR Loans
I	<$50,000,000	1.00%	2.00%
II	> $ 50,000,000 but < $ 100,000,000	0.75%	1.75%
III	>$ 100,000,000	0.50%	1.50%

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

Covenants. The ABL Revolver contains negative covenants that, among other factors, limit or restrict the ability of the Company and its subsidiaries to: create liens and encumbrances; incur additional indebtedness; merge, dissolve, liquidate or consolidate; make acquisitions, investments, advances or loans; dispose of or transfer assets; pay dividends or make other payments in respect of their capital stock; amend certain material governance documents; change the nature of the business of the borrowers and their subsidiaries; redeem or repurchase capital stock or prepay, redeem or repurchase certain debt; engage in certain transactions with affiliates; change the borrowers’ fiscal periods; and enter into certain restrictive agreements. The ABL Revolver also contains certain customary affirmative covenants and events of default, including a change of control.

In addition, commencing on the day that an event of default occurs or availability under the ABL Revolver is less than the greater of 10% of the total borrowing base and $10 million, and continuing until no event of default has existed and availability under the ABL Revolver has been greater than such thresholds at all times, in each case, for 30 consecutive days, the Company would be required to maintain a fixed charge coverage ratio of at least 1.0x measured for the last 12-month period. As of April 12, 2016, the Company remained in compliance with all debt covenants. The fixed charge coverage ratio was 1.60 as of December 31, 2015. If none of the covenant triggers have occurred, the impact of falling below the fixed charge coverage ratio would not be a default but instead would limit the Company’s ability to pursue certain operational or financial transactions (e.g. acquisitions).

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

The Amendments, among other changes, amend certain negative covenants to permit the sale of the Chassis group and to permit certain restricted payments and loans and advances to Holdings. The Term Loan Amendment also amends certain prepayment terms in connection with the Chassis sale.

The ABL Amendment contains additional amendments which, among other changes, (i) reduce the dominion threshold to the greater of 12.5% of the total borrowing base and $12.5 million and (ii) amend the trigger period such that, commencing on the day that an event of default occurs or availability under the ABL Revolver is less than the greater of 10.0% of the total borrowing base and $10 million and continuing until no event of default has existed and availability under the ABL Revolver has been greater than such thresholds at all times, in each case, for 30 consecutive days, the Company is required to maintain a Fixed Charge Coverage Ratio of at least 1.0x measured for the last 12-month period.

Indenture

Senior Notes. On April 25, 2013, Affinia issued $250 million of Senior Notes as part of the refinancing (the “Senior Notes”). The Senior Notes accrue interest at the rate of 7.75% per annum, payable semi-annually on May 1 and November 1 of each year. The Senior Notes will mature on May 1, 2021. The terms of the Indenture provide that, among other matters, the Senior Notes rank equally in right of payment to all of Affinia’s and all of the Company’s 100% owned current and future domestic subsidiaries (“Guarantors”) existing and future senior debt and senior in right of payment to all of Affinia’s and Guarantors’ existing and future subordinated debt. The Senior Notes are structurally subordinated to all of the liabilities and obligations of the Company’s subsidiaries that do not guarantee the Senior Notes. The Senior Notes are effectively junior in right of payment to all of Affinia’s and the Guarantors’ secured indebtedness, including the Term Loans and the ABL Revolver, to the extent of the value of the collateral securing such indebtedness. The outstanding balance of the Senior Notes at December 31, 2015 was $250 million.

Guarantees. The Guarantors guarantee Affinia’s obligations under the Notes on a senior unsecured basis.

Interest rate. Interest on the Notes accrues at a rate of 7.75% per annum. Interest on the Notes is payable in cash semiannually in arrears on May 1 and November 1 of each year.

Change of Control. The indenture includes a provision whereby if a change of control occurs after the Issue Date, the Company shall make an offer to purchase all of the Notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest to, but excluding, the date of purchase.  The Company is required to send notice of such change in control no later than 30 days following any change in control. The purchase date will be no earlier than 15 days nor later than 60 days from the date of notification to the holders.  Any Note not properly tendered will remain outstanding and continue to accrue interest through the original maturity date.

Other covenants. The Indenture contains affirmative and negative covenants that, among other matters, limit or restrict Affinia’s ability (as well as the Guarantors) to: incur additional debt; provide guarantees and issue mandatorily redeemable preferred stock; pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments including the prepayment of certain indebtedness; enter into agreements that restrict distributions from restricted subsidiaries; sell or otherwise dispose of assets, including capital stock of restricted subsidiaries; enter into transactions with affiliates; create or incur liens; and merge, consolidate or sell substantially all of its assets.

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

Term Loan Facility

On April 25, 2013, the Company entered into a credit facility (the “Term Loan Facility”) consisting of (i) a Term Loan B-1 in an aggregate principal amount of $200 million (“Term Loan B-1”) and (ii) a Term Loan B-2 in an aggregate principal amount of $470 million (“Term Loan B-2,” and together with Term Loan B-1, collectively the “Term Loans”). The Term Loan B-1 was offered at a price of 99.75%, of its face value, resulting in approximately $199 million of net proceeds for the Term Loan B-1. Term Loan B-2 was offered at a price of 99.50%, of its face value, resulting in approximately $468 million of net proceeds for Term Loan B-2. The $1 million and $2 million original issue discount for Term Loan B-1 and Term Loan B-2, respectively, will be amortized based on the effective interest rate method and included in interest expense until the Term Loans mature. Term Loan B-1 amortizes in quarterly installments in an amount equal to 1.00% per annum, with the balance due on April 25, 2016. Term Loan B-2 amortizes in quarterly installments in an amount equal to 1.00% per annum, with the balance due on April 25, 2020. As of December 31, 2015, $148 million principal amount of Term Loan B-1 was outstanding, net of less than a $1 million issue discount which is being amortized until the Term Loan B-1 matures and $313 million principal amount of Term Loan B-2 was outstanding, net of the $1 million issue discount which is being amortized until the Term Loan B-2 matures.

In March 2016, the Company entered into a 140 million Euro term loan facility agreement with MANN + HUMMEL Inc. due December 31, 2016. Pursuant to the conditions of the term loan facility agreement, the Company may only use the proceeds for the sole purpose of repaying the amount outstanding under Term Loan B-1, which matures on April 25, 2016.  Interest on the loan is 3.25% per annum and is due and payable on December 31, 2016 or earlier if the Company makes a prepayment of the loan amount pursuant to the terms of the agreement. The Company utilized the term loan facility to fully repay the outstanding balance of Term Loan B-1.

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

Change of Control. The Term Loan Facility includes provisions, whereby, upon a change of control, the commitments shall automatically terminate and the principal of the Loans then outstanding, together with accrued interest thereon and all fees and other obligations of the Borrower hereunder, shall immediately and automatically become due and payable without presentment, demand, protest or other notice of any kind.

Covenants. The Term Loan Facility contains negative covenants that, among other matters, limit or restrict the ability of the Company and its subsidiaries to create liens and encumbrances; incur additional indebtedness; merge, dissolve, liquidate or consolidate; make acquisitions, investments, advances or loans; dispose of or transfer assets; pay dividends or make other payments in respect of their capital stock; amend certain material governance documents; change the nature of the business of the borrower and its subsidiaries; redeem or repurchase capital stock or prepay, redeem or repurchase certain debt; engage in certain transactions with affiliates; change the borrower’s fiscal periods; and enter into certain restrictive agreements. The Term Loan Facility also contains certain customary affirmative covenants and events of default, including a change of control.

Cash Flows

Net cash provided by operating, investing and financing activities including continuing and discontinued operations is summarized in the tables below for the years ended December 31, 2015, 2014 and 2013:

Net cash provided by operating activities

Net cash provided by operating activities is summarized in the table below for the years ended December 31, 2015, 2014 and 2013:

(Dollars in millions)	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Summary of significant changes in operating activities:
Net (loss) income	$(72)	$81	$7
Loss (gain) on sale of businesses	77	(32)	—
Change in trade accounts receivable	(7)	(41)	7
Change in inventories	(30)	(10)	(3)
Change in other current operating liabilities	(15)	20	25
Subtotal	(47)	18	36
Other changes in operating activities	68	2	63
Net cash provided by operating activities	$21	$20	$99

The changes in operating activities are mainly comprised of the following:

Net (loss) income – Net loss in 2015, compared to income in 2014 was driven by driven by lower earnings in the Filtration segment, the loss on the sale of the former ASA segment as well as the gain on the sale of the Chassis group that was recorded in 2014. Net income increased in 2014 in comparison to 2013 driven by higher sales in 2014 and expenses associated with the debt refinancing in 2013, as well as the gain on the sale of the Chassis group in 2014.

Change in trade accounts receivable – The change in trade accounts receivable in 2015 in comparison to 2014 was due to timing of payments in the United States. The change in cash provided by trade accounts receivable in 2014 in comparison to 2013 was due to timing of payments and an increased accounts receivable balance due to sales growth in 2014.

Change in inventories – The change in inventories in 2015 in comparison to 2014 was due primarily to lower sales in 2015 while maintaining adequate inventory levels to meet customer order fill requirements. The change in cash provided by inventories in 2014 in comparison to 2013 is primarily due to higher inventories balances to support sales growth in 2014.

Loss (gain) on the sale of businesses – For the year ended December 31, 2015 the results included a $77 million pre-tax loss on the sale of the former ASA segment. For the year ended December 31, 2014 the results included a $32 million pre-tax gain on the sale of the Chassis group.

Net cash provided by (used in) investing activities

Net cash provided by (used in) investing activities is summarized in the table below for the years ended 2015, 2014 and 2013:

(Dollars in millions)	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Investing activities
Proceeds from sales of businesses, net of cash transferred	$91	$149	$—
Change in restricted cash	(2)	(4)	—
Investments in companies, net of cash acquired	—	—	(1)
Additions to property, plant and equipment	(28)	(26)	(31)
Other investing activities	—	7	—
Net cash provided by (used in) investing activities	$61	$126	$(32)

The changes in investing activities are mainly comprised of the following:

Proceeds from sales of assets – The proceeds from sales of assets in 2015 were from the sale of the former ASA segment. The proceeds from sales of assets in 2014 of $149 million were from the sale of the Chassis group.

Net cash used in financing activities

Net cash used in financing activities is summarized in the table below for the years ended 2015, 2014 and 2013:

(Dollars in millions)	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Financing activities
Repayments of other debt	$(17)	$(10)	$—
Proceeds from other debt	28	7	—
Repayment on secured notes	—	—	(195)
Repayment on subordinated notes	—	—	(367)
Distribution to our shareholders	(21)	(66)	(352)
Repayments of term loans	(83)	(123)	(3)
Proceeds from stock options exercise	1	—	—
Payment of deferred financing costs	—	—	(15)
Proceeds from term loans	—	—	667
Proceeds from senior notes	—	—	250
Other financing activities	(1)	—	—
Net cash used in financing activities	$(93)	$(192)	$(15)

The changes in financing activities are mainly comprised of the following:

Repayments of other debt – In 2015, the Company paid down $17 million in Poland. In 2014, the Company paid down $10 million of debt in Poland.

Repayment of Term Loans – In 2015, the Company paid down $83 million of outstanding debt under the Term Loan Facility. In 2014, the Company paid down $123 million of outstanding debt under the Term Loan Facility.

Proceeds of other debt – In 2015, the Company received $28 million in Poland and Venezuela.

Distribution to our shareholders – In 2015, the Company made a distribution of $21 million to Holdings that Holdings used to partially pay down its outstanding third-party debt. In 2014, the Company made a distribution of $66 million to Holdings that Holdings used to partially pay down its outstanding third-party debt.

2013 Refinancing – In 2013, the Company refinanced its existing notes and credit facilities. The refinancing consisted of $250 million of Senior Notes due 2021, a $200 million Term Loan B-1 due 2016, and a $470 million Term Loan B-2 due 2020, the proceeds of which were used, together with $31 million of cash on hand, to redeem the Secured Notes and the Subordinated Notes, make a distribution of $350 million to Holdings and pay fees and expenses in connection with the refinancing transactions. The Company had two other minor transactions, each for $1 million that increased the distribution to the Company’s shareholder to $352 million during 2013.

Repayment on Secured Notes – The Company repaid the remaining balance of the Secured Notes in connection with the refinancing in 2013.

Contractual Obligations and Commitments

Under various agreements, the Company is obligated to make future cash payments in fixed amounts. These include payments under debt obligations at maturity, under operating lease agreements, and under purchase commitments for property, plant, and equipment. The following table summarizes the Company’s fixed cash obligations over various future periods as of December 31, 2015:

	Payments Due By Period
Contractual Cash Obligations(1)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
(Dollars in Millions)
Debt obligations(2)	$740	$178	$—	$562	$—
Interest on debt obligations(3)	102	42	40	20	—
Operating leases	31	6	11	10	4
Purchase commitments for property, plant and equipment	5	5	—	—	—
Total contractual obligations	$878	$231	$51	$592	$4
(1)	Excludes the $1 million reserve for income taxes under ASC Topic 740, “Income Taxes,” as the Company is unable to reasonably predict the ultimate timing of settlement of its reserves for income taxes.
(2)	Excludes $2 million discount on the Term Loans.
(3)

Interest payments based on variable interest rates were determined using the interest rate in effect at December 31, 2015 and do not reflect the impacts of the payoff of the Term Loan B-1 in March 2016 with the proceeds from the Euro denominated term loan from MANN + HUMMEL.

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

Asset impairment. The Company performs impairment analyses based on the guidance found in ASC Topic 350, “Intangibles -Goodwill and Other” and ASC Topic 360, “Property, Plant, and Equipment.” Management also evaluates the carrying amount of the Company’s inventories on a recurring basis for impairment due to lower of cost or market issues, and for excess or obsolete quantities. Goodwill and intangibles with indefinite lives are tested for impairment as of December 31 of each year or more frequently as necessary. The factors that would cause a more frequent test for impairment include, among others, a significant negative change in the estimated future cash flows of the reporting unit that has goodwill or other intangibles because of an event or a combination of events. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. The Company reviews long-lived assets for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified.

Goodwill. The impairment test involves an optional qualitative assessment before a two-step testing process. If it is determined, on the basis of qualitative factors, that it is not more likely than not that the fair value of a reporting unit is less than the carrying amount, the two-step impairment test would not be required. If elected or if it is determined that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, then step 1 of the impairment test process is performed, through which there is a comparison of the fair value of the applicable reporting unit to the aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, a second step of the goodwill impairment test is performed to determine the amount of impairment loss. The second step includes comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The continuing operations goodwill relates to the Filtration segment. The reporting unit’s current fair value is substantially in excess of the reporting unit’s carrying value as of December 31, 2015.

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

Restructuring. The Company defines restructuring charges to include costs related to business operation consolidation and exit and disposal activities. Establishing a reserve requires the estimate and judgment of management with respect to employee termination benefits, environmental costs and other exit costs. The Company had a $1 million and $3 million reserve recorded as of December 31, 2015 and 2014, respectively.

New Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies,” for a discussion of the impact of new accounting standards.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to various market risks, such as currency exchange and interest rate fluctuation. Where necessary to minimize such risks the Company may enter into financial derivative transactions. However, the Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

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

The Company’s foreign currency exchange rate risk management efforts primarily focus upon operationally managing the net amount of non-functional currency denominated monetary assets and liabilities. In addition, the Company routinely execute short-term currency exchange rate forward contracts intended to mitigate the earnings impact related to the re-measurement process. At December 31, 2015, the Company had currency exchange rate derivatives with an aggregate notional value of $25 million and fair values of less than $1 million in assets and liabilities.

As discussed previously within “Matters Impacting Future Results” for the Filtration segment, the Company’s Venezuelan operations are subject to risk associated with multiple currency exchange mechanisms, which could significantly impact the value at which management is able to obtain U.S. Dollars.

Interest rate risk

The Company is exposed to the risk of rising interest rates to the extent that the Company funds operations with short-term or variable-rate borrowings. At December 31, 2015, the Company’s $740 million of aggregate debt outstanding consisted of $490 million of floating-rate debt and $250 million of fixed-rate debt.

Pursuant to the Company’s written interest rate risk management policy, it actively monitors and manages the Company’s fixed versus floating rate debt composition within a specified range. At year-end, fixed rate debt comprised approximately 34% of the Company’s total debt. Based on the amount of floating-rate debt outstanding at December 31, 2015 a 1% rise in interest rates would result in approximately $3 million in incremental interest expense.

In April 2013, the Company entered into interest rate swaps having an aggregate notional value of $300 million to effectively fix the rate of interest on a portion of the Company’s variable rate Term Loan B-2 until April 2020. The Company has designated the Company’s interest rate swaps as “cash flow” hedges as described in ASC Topic 815, “Derivatives and Hedging.” Each of these transactions contains an embedded benchmark-rate floor of 1.25% which mirrors the terms contained in the Term Loan B-2. Based on the amount of floating-rate debt outstanding at December 31, 2015, the interest rate swaps would reduce the incremental interest expense from a 1% rise in interest rates from $3 million to zero. As of December 31, 2015, the aggregate fair value of the interest rate swap was a liability of $2 million.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of

Affinia Group Intermediate Holdings Inc.

Gastonia, North Carolina

We have audited the accompanying consolidated balance sheets of Affinia Group Intermediate Holdings Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholder’s equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Affinia Group Intermediate Holdings Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it classifies deferred tax assets on the consolidated balance sheet as of December 31, 2015 due to the adoption of the Financial Accounting Standards Board accounting standard update on classification of deferred tax assets and liabilities.

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina

April 12, 2016

Affinia Group Intermediate Holdings Inc.

Consolidated Statements of Operations

	Years Ended December 31,
(Dollars in millions)	2015	2014	2013
Net sales	$899	$970	$910
Cost of sales	(684)	(726)	(687)
Gross profit	215	244	223
Selling, general and administrative expenses	(132)	(143)	(141)
Operating profit	83	101	82
Loss on extinguishment of debt	—	—	(15)
Other income and expense, net	(7)	(7)	(3)
Interest expense	(55)	(56)	(73)
Income (loss) from continuing operations before income tax provision, equity in loss, net of tax and noncontrolling interest, net of tax	21	38	(9)
Income tax provision	(20)	(8)	(14)
Equity in loss, net of tax	—	—	(2)
Net income (loss) from continuing operations	1	30	(25)
(Loss) income from discontinued operations, net of tax	(73)	51	32
Net (loss) income	(72)	81	7
Less: net income attributable to noncontrolling interest, net of tax	1	—	—
Net (loss) income attributable to the Company	$(73)	$81	$7

See accompanying notes to the consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
(Dollars in millions)	2015	2014	2013
Net (loss) income	$(72)	$81	$7
Other comprehensive income (loss), net of tax:
Pension liability adjustment	(1)	1	1
Change in fair value of interest rate swaps(1)	(4)	(8)	9
Reclassification into earnings from interest rate swaps	2	2	(2)
Change in fair value of derivatives	1	—	—
Reclassification into earnings from derivatives	(1)	—	—
Change in foreign currency translation adjustments(2)	7	(28)	(19)
Total other comprehensive income (loss)	4	(33)	(11)
Total comprehensive (loss) income	$(68)	$48	$(4)

(1)	Net of $1 million tax benefit in 2015, $1 million tax benefit in 2014 and $4 million tax expense in 2013.
(2)	Net of $2 million tax benefit in 2015, $6 million tax expense in 2014 and $3 million tax expense in 2013.

See accompanying notes to the consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Consolidated Balance Sheets

	December 31,
(Dollars in millions)	2015	2014
Assets
Current assets:
Cash and cash equivalents	$28	$26
Restricted cash	6	4
Trade accounts receivable, less allowances of $2 million for 2015 and $4 million for 2014	80	89
Inventories, net	166	143
Current deferred taxes	—	19
Prepaid taxes	7	18
Other current assets	13	43
Current assets of discontinued operations	—	199
Total current assets	300	541
Property, plant and equipment, net	115	109
Goodwill	3	3
Other intangible assets, net	45	53
Deferred financing costs	10	14
Deferred income taxes	113	97
Investments and other assets	2	2
Total assets	$588	$819
Liabilities and shareholder’s deficit
Current liabilities:
Accounts payable	$86	$99
Notes payable	30	19
Current maturities of long-term debt	148	—
Other accrued expenses	44	43
Accrued payroll and employee benefits	8	16
Current liabilities of discontinued operations	6	58
Total current liabilities	322	235
Long-term debt	562	792
Deferred employee benefits and other noncurrent liabilities	12	13
Total liabilities	896	1,040
Contingencies and commitments
Shareholder’s equity (deficit):
Common stock, $.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	458	455
Accumulated deficit	(717)	(624)
Accumulated other comprehensive loss	(49)	(53)
Total shareholder’s deficit of the Company	(308)	(222)
Noncontrolling interest in consolidated subsidiaries	—	1
Total shareholder’s deficit	(308)	(221)
Total liabilities and shareholder’s deficit	$588	$819

See accompanying notes to the consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Consolidated Statements of Shareholder’s Equity (Deficit)

(Dollars in millions)	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total shareholder’s equity (deficit) of the Company	Noncontrolling Interest	Total equity (deficit)
Balance at January 1, 2013	$—	$455	$(294)	$(9)	$152	$1	$153
Stock-based compensation	—	1	—	—	1	—	1
Net income	—	—	7	—	7	—	7
Noncontrolling interest decrease due to distribution of BPI	—	—	(352)	—	(352)	—	(352)
Distribution of BPI	—	—	—	1	1	—	1
Change in market value of interest rate swaps	—	—	—	7	7	—	7
Currency translation – net of tax	—	—	—	(19)	(19)	—	(19)
Balance at December 31, 2013	$—	$456	$(639)	$(20)	$(203)	$1	$(202)
Stock-based compensation	—	(1)	—	—	(1)	—	(1)
Net income	—	—	81	—	81	—	81
Dividends	—	—	(66)	—	(66)	—	(66)
Pension liability adjustment	—	—	—	1	1	—	1
Change in market value of interest rate swaps	—	—	—	(6)	(6)	—	(6)
Currency translation – net of tax	—	—	—	(28)	(28)	—	(28)
Balance at December 31, 2014	$—	$455	$(624)	$(53)	$(222)	$1	$(221)
Stock-based compensation	—	3	—	—	3	—	3
Net loss	—	—	(72)	—	(72)	(1)	(73)
Dividends	—	—	(21)	—	(21)	—	(21)
Pension liability adjustment	—	—	—	(1)	(1)	—	(1)
Change in market value of interest rate swaps	—	—	—	(2)	(2)	—	(2)
Currency translation – net of tax	—	—	—	7	7	—	7
Balance at December 31, 2015	$—	$458	$(717)	$(49)	$(308)	$—	$(308)

See accompanying notes to the consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
(Dollars in millions)	2015	2014	2013
Operating activities
Net (loss) income	$(72)	$81	$7
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	19	22	22
Currency devaluation	—	7	2
Loss (gain) on sale of businesses	77	(32)	—
Non-cash reserves	5	0	—
Stock-based compensation	3	3	1
Loss on extinguishment of debt	—	—	15
Write-off of unamortized deferred financing costs	1	1	8
Write-off of original issue discount on subordinated notes	—	—	1
Provision for deferred income taxes	(18)	(20)	27
Change in trade accounts receivable	(7)	(41)	7
Change in inventories	(30)	(10)	(3)
Change in other current operating assets	60	(6)	(43)
Change in other current operating liabilities	(15)	20	25
Change in other	(2)	(5)	30
Net cash provided by operating activities	21	20	99
Investing activities
Proceeds from sales of businesses, net of cash transferred	91	149	—
Proceeds from the sale of an equity method investment	—	4	—
Change in restricted cash	(2)	(4)	—
Investments in companies, net cash acquired	—	—	(1)
Additions to property, plant and equipment	(28)	(26)	(31)
Other investing activities	—	3	—
Net cash provided by (used in) investing activities	61	126	(32)
Financing activities
Repayments of other debt	(17)	(10)	—
Proceeds from other debt	28	7	—
Repayment on secured notes	—	—	(195)
Repayment on subordinated notes	—	—	(367)
Distribution to our shareholders	(21)	(66)	(352)
Repayment of term loans	(83)	(123)	(3)
Proceeds from stock options exercise	1	—	—
Payment of deferred financing costs	—	—	(15)
Proceeds from term loans	—	—	667
Proceeds from senior notes	—	—	250
Other financing activities	(1)	—	—
Net cash used in financing activities	(93)	(192)	(15)
Effect of exchange rates on cash	(6)	(10)	(2)
(Decrease) increase in cash and cash equivalents	(17)	(56)	50
Cash and cash equivalents at beginning of the period	45	101	51
Cash and cash equivalents at end of the period	$28	$45	$101
Supplemental cash flows information
Cash paid during the period for:
Interest	$55	$52	$64
Income taxes	$9	$24	$20
Noncash investing and financing activities:
Additions to property, plant and equipment included in accounts payable	$2	$1	$—

See accompanying notes to the consolidated financial statements.

Affinia Group Intermediate Holdings Inc.

Notes to Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Affinia Group Intermediate Holdings Inc. (“Affinia” or the “Company”), headquartered in Gastonia, North Carolina, is an innovative global leader in the design, manufacture, distribution and marketing of industrial grade filtration products and services. The Company’s broad range of filtration and other products are sold in North America, Europe, South America, Asia and Africa. The Company’s brands include WIX® and Filtron®. Additionally, the Company provides private label products for certain customers, including NAPA®.

MANN+HUMMEL Merger

The Company is wholly-owned by Affinia Group Holdings Inc. (“Holdings”), a Delaware corporation controlled by affiliates of The Cypress Group, L.L.C. (“Cypress”). On August 13, 2015, Holdings entered into an agreement and plan of merger (the “Merger Agreement”) with MANN+HUMMEL Holding GmbH, a German limited liability company (“MANN+HUMMEL”), pursuant to which M+H SUB 2015 INC., a Delaware corporation and an indirect wholly-owned subsidiary of MANN+HUMMEL (“Merger Sub”) will be merged with and into Holdings, with Holdings surviving the merger as an indirect wholly-owned subsidiary of MANN+HUMMEL. Subject to the terms and conditions set forth in the Merger Agreement, the aggregate merger consideration payable to the shareholders of Holdings and the holders of restricted stock units and phantom shares referred to in the Merger Agreement (collectively, “Sellers”), is $513.1 million (i) minus adjustments reflecting transaction expenses, a $10 million escrow to cover limited indemnities and an amount reserved for the payment of expenses incurred by the sellers’ representative, (ii) plus adjustments reflecting adjusted net proceeds from the sale of the Company’s Brazilian, Argentinian and Uruguayan operations (collectively, the “ASA Transactions”), (iii) plus and a daily interest factor applied to the purchase price. At the effective time of the merger, each outstanding share of Holdings, plus shares deemed under the Merger Agreement to be outstanding with respect to restricted stock units and phantom shares, will be converted into the right to receive a proportionate share of the aggregate consideration, plus a contingent right to receive a portion of the escrow amount and the amount reserved for expenses of the sellers’ representative, in each case at the time and upon satisfaction of the conditions specified in the Merger Agreement.

The Merger Agreement has been approved by the Board of Directors of Holdings as well as all required governing bodies of MANN+HUMMEL (including its Supervisory Board) and the Board of Directors and stockholder of Merger Sub. Consummation of the merger is subject to certain customary conditions, including, among others, adoption of the Merger Agreement by the holders of a majority of the issued and outstanding shares of Holdings common stock, holders of no more than five percent of the common stock of Holdings exercising dissenters’ rights, receipt of any required regulatory approvals and expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the absence of any order, judgment, injunction, decree, stipulation or determination prohibiting the merger, and completion of the Affinia South America (“ASA”) Transactions. It is currently anticipated that this transaction will close in the first half of 2016 depending on timing of regulatory approvals and satisfaction of other closing conditions.

The Merger Agreement contains representations and warranties customary for transactions of this type. Holdings has agreed to various covenants and agreements, including, among others, agreements to (i) conduct its business in the ordinary course consistent with past practice during the period between the execution of the Merger Agreement and the closing thereunder and (ii) not engage in certain kinds of transactions during this period, including transactions involving so-called leakage to the Sellers.

The Merger Agreement also contains certain termination provisions for Holdings and MANN+HUMMEL, including, among others, termination rights for Holdings and MANN+HUMMEL in the event the merger has not closed within eight months after the date of the Merger Agreement, extended up to sixty days if necessary for Holdings to complete the ASA Transactions (the “Outside Date”) or in the event there is a breach of a representation, warranty, covenant or agreement by the other party which cannot be cured by the Outside Date. Pursuant to an amendment (the “First Amendment”) to the Merger Agreement executed on January 26, 2016 by MANN+HUMMEL and James S. McElya and Joseph A. Onorato, collectively acting solely as representative to the Sellers, the Outside Date was extended to August 1, 2016.

ASA Disposal

In the second quarter of 2015, management committed to a plan to sell Pellegrino Distribuidora de Autopecas Ltda. (“Pellegrino”) and Affinia Automotiva Ltda. (“Automotiva”), collectively referred to as “ASA Brazil.” The Company completed the sale of Pellegrino in September 2015 and the sale of Automotiva in October 2015. Additionally, in the third quarter of 2015, two of the Company’s subsidiaries executed definitive purchase and sale agreements for the remaining ASA operations in Argentina and

Uruguay and completed the sale of these businesses in September 2015. Accordingly, the results of operations of the former ASA segment have been included as a component of discontinued operations in the Consolidated Statements of Operations for all periods presented. With the completion of these transactions in 2015, all of the businesses that comprised the former ASA segment have been disposed of through sale. See Note 4, “Discontinued Operations,” for additional information.

The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiaries. In these Notes to the Consolidated Financial Statements, the term the “Company,” refers to Affinia Group Intermediate Holdings Inc. and its direct and indirect subsidiaries on a consolidated basis.

Restatement of Previously Reported Financial Information

During the year ended December 31, 2015, the Company identified certain errors in previously issued financial statements related to inventory, property, plant and equipment, intangible assets and liabilities associated with customer cash discounts.

•

The Company identified a misstatement in the amortization of its intangible asset balance. This resulted in a misstatement of the Company’s consolidated financial statements of $1 million in the year ended December 31, 2014.

•

The Company recorded catch-up deprecation for assets that had been placed into service for which depreciation had not yet commenced.  Additionally, the Company recorded a reduction to the carrying value of its inventory balance as a result of misstatement of work-in-process and a reserve for excess and obsolete inventory.  Collectively, this resulted in a misstatement of the Company’s consolidated financial statements of $1 million in the year ended December 31, 2014 and less than $1 million in the year ended December 31, 2013.

•

The Company identified a misstatement in its estimate of expected customer cash discounts, which is included as a component of accounts receivable.  This is a misstatement of less than $1 million in each of the years ended December 31, 2014 and 2013.

•	As a result of the misstatements above, the impact of the corrections on income tax expense was a benefit of less than $1 million in each of the years ended December 31, 2014 and 2013.

Additionally, the Company also reflected the reclassification of amounts between line items on the Consolidated Statements of Operations included in previously issued financial statements. For the years ended December 31, 2014 and 2013, reclassifications of $5 million and $4 million, respectively, were made between “Net sales” and “Selling, general and administrative expenses.”  For the year ended December 31, 2014, a reclassification of $6 million between “Cost of goods sold” and “Other income and expense, net” was made. There were no changes to net income as a result of these reclassifications in either the years ended December 31, 2014 and 2013.

  We have evaluated the effects of the above misstatements on our consolidated financial statements for each of these years in accordance with the guidance provided by SEC Staff Accounting Bulletin No. 108, codified as SAB Topic 1.N, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements,” and concluded that none of these years are materially misstated. To correct these misstatements within the accompanying consolidated financial statements, and as permitted by SAB Topic 1.N, we have reduced the Company’s “Accumulated deficit,” “Total shareholders’ deficit” and “Total equity” by $2 million as of January 1, 2013, and decreased “Net (loss) income from continuing operations” for the years ended December 31, 2014 and December 31, 2013 by $1 million and $3 million, respectively. See Note 20, “Reconciliation of Previously Reported Amounts to Amounts Revised and Restated” for the impact of these corrections on previously reported amounts for the years ended December 31, 2014 and 2013.

There were no corrections required to the results for 2015.

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

The Company’s net sales to its largest customer for the years ended December 31, 2015, 2014 and 2013, was 34%, 33% and 33% of total net sales from continuing operations, respectively. Net sales to its current second largest customer for the years ended December 31, 2015, 2014 and 2013, was 11%, 9% and 7% of total net sales from continuing operations, respectively. Net sales represent the amounts invoiced to customers after adjustments related to rebates, returns and discounts. The Company provides reserves for rebates, returns and discounts at the time of sale which are subsequently applied to the account of specific customers based upon actual activity including the attainment of targeted volumes. The Company’s largest customer’s accounts receivable as of December 31, 2015 and 2014, represented approximately 50% and 45%, respectively, of the total accounts receivable.

Foreign Currency Translation

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date and equity accounts are translated at historical rates. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are presented in “Change in foreign currency translation adjustments” within the Consolidated Statements of Comprehensive Income (Loss).

Included in “Net (loss) income” in the Consolidated Statements of Operations are the gains and losses arising from foreign currency transactions. The impact of foreign currency transactions, including the results of the Company’s foreign currency hedging activities, on “Income from continuing operations before income tax provision, equity in loss, net of tax and noncontrolling interest, net of tax” in the Consolidated Statements of Operations amounted to a loss of $6 million, $13 million and $6 million during the years ended December 31, 2015, 2014 and 2013, respectively. These amounts include devaluation charges discussed further in Note 18, “Venezuela Operations.”

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less.

Restricted Cash

Restricted cash at December 31, 2015 and 2014 relates to amounts on deposit in Venezuela to fund the procurement of U.S. Dollars via currency exchange auctions administered by the Venezuelan government.

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

Goodwill

Goodwill is not amortized, but instead the Company evaluates goodwill for impairment, as of December 31 of each year, unless conditions arise that would require a more frequent evaluation. In assessing the recoverability of goodwill, the Company performs a qualitative or quantitative assessment to test for impairment annually. If the Company determines, on the basis of qualitative factors, that a quantitative impairment test is required estimated future cash flows and other factors are made to determine the fair value of the respective reporting unit. If these estimates or related projections change in the future, the Company may be required to record impairment charges for goodwill at that time.

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

Income Taxes

Income taxes are recognized during the period in which transactions enter into the determination of financial statement income, with deferred income taxes being provided for the tax effect of temporary differences between the carrying amount of assets and liabilities and their tax basis. Deferred income taxes are provided on the undistributed earnings of foreign subsidiaries and affiliated companies except to the extent such earnings are considered to be permanently reinvested in the subsidiary or affiliate. In cases where foreign tax credits will not offset U.S. income taxes, amounts are included in the “Income tax provision” within Consolidated Statements of Operations.

The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Financial Instruments

The reported fair values of financial instruments, consisting of cash and cash equivalents, trade accounts receivable and long-term debt, are based on a variety of factors. Where available, fair values represent quoted market prices for identical or comparable instruments. Where quoted market prices are not available, fair values are estimated based on assumptions concerning the implied market volatilities, amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of credit and market risk. Fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future. As of December 31, 2015 and 2014, the book value of some of the Company’s financial instruments, consisting of cash and cash equivalents and trade accounts receivable, approximated their fair values. The fair value of long-term debt is discussed further in Note 6, “Debt.”

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

Advertising Costs

Advertising costs are recognized within “Selling, general and administrative expenses” in the Consolidated Statements of Operations at the time advertising when incurred. Advertising expenses included in continuing operations were $17 million, $17 million and $16 million for the years 2015, 2014, and 2013, respectively. The advertising expenses included in discontinued operations, were $2 million, $3 million and $5 million for the years 2015, 2014, and 2013, respectively.

Promotional Programs

Cooperative advertising programs conducted with customers that promote the Company’s products are accrued as a rebate based on anticipated total amounts to be rebated to customers over the period of the agreement with the customer. Rebates are reflected within “net sales” in the Consolidated Statements of Operations. Aftermarket distributors typically source their product lines at a particular price point and product category with one “full-line” supplier, such as Affinia, which covers substantially all of their product requirements. Switching to a new supplier typically requires that a distributor or supplier make a substantial investment to purchase, or “changeover” to the new supplier’s products. The changeover costs and other incentives incurred in connection with obtaining new business are recognized as a reduction to net sales over the period during which revenue from the initial customer order is recognized. Infrequently, the Company enters into a contract with a customer for a set period of time that requires the reimbursement of the incentive by the customer if the future conditions of the contract are not met. In these infrequent cases the incentive is recorded as a reduction of revenue over the life of the contract.

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

In 2015 and 2014, the Company’s derivative instrument portfolio included standard currency forward contracts and interest rate swaps. The currency forward contracts are intended to offset the earnings impact related to the periodic revaluation of specific non-functional currency denominated monetary working capital accounts and intercompany financing arrangements. The Company does not employ hedge accounting treatment for its currency forward contacts because the earnings impact from both the underlying exposures and the hedge transactions are recognized in each accounting period. The Company uses interest rate swaps to manage the ratio of net floating-rate debt to total debt outstanding, thereby reducing the potential impact that interest rate variability may have on its consolidated financial results. The Company has designated its interest rate swaps as “cash flow” hedges.

Stock-Based Compensation

The Company accounts for equity awards issued under its 2005 Stock Plan in accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation” (“ASC 718”). See Note 13, “Stock Incentive Plan,” for additional information.

New Accounting Pronouncements

Accounting Pronouncements Issued But Not Yet Adopted

In July 2015, the FASB issued ASU 2015-11 “Simplifying the Measurement of Inventory.” ASU 2015-11 simplifies the subsequent measurement of inventory by changing the valuation method from lower of cost or market to lower of cost or net realizable value, with net realizable value defined as estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. This ASU is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the updated guidance to have a material impact on the consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 changes the presentation of the debt issuance costs in the financial statements by presenting the costs as a direct deduction from the related debt liability rather than as an asset. Upon adoption, amortization of the costs will be reported as interest expense. This ASU is effective for reporting periods beginning after December 15, 2015. Early adoption is permitted. The impact of the new ASU would be a reclassification from deferred financing costs to long-term debt in the period of adoption, applied retrospectively. As of December 31, 2015 the deferred financing costs balance was $10 million. Approximately $3 million of amortization of deferred financing costs will be reported as interest expense in the year of adoption.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This ASU is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently assessing the impact that this new ASU will have on its revenue recognition upon adoption.

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

Adopted Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17 “Balance Sheet Classification of Deferred Taxes.” ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent deferred tax asset or liability. This ASU is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. See Note 9, “Income Taxes,” for the impact of this accounting pronouncement. We early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of our net current deferred tax asset to the net non-current deferred tax asset in our Consolidated Balance Sheet as of December 31, 2015. No prior periods were retrospectively adjusted.

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 amends the definition of a discontinued operation in ASC Topic 205-20 “Presentation of Financial Statements—Discontinued Operations,” and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued operations criteria. The FASB issued this ASU to provide more decision-useful information and to make it more difficult for a disposal transaction to qualify as a discontinued operation. In addition, this ASU requires entities to reclassify assets and liabilities of a discontinued operation for all comparative periods in the statement of financial position, as well as significant changes to the presentation requirements within the statement of cash flows. This ASU is effective for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014. Early adoption is permitted. See Note 4, “Discontinued Operations,” for the impact of this accounting pronouncement.

3. SEGMENT INFORMATION

The Company has one operating segment, Filtration, which is considered a reportable segment under ASC Topic 280 “Segment Reporting.” Operating segments are determined based on information used by the chief operating decision maker (“CODM”) in deciding how to allocate resources and evaluate the performance of the Company’s businesses. Management evaluates the performance of its operating segments based primarily on revenue growth and operating profit and management’ evaluation is on a continuing operations basis only. Although not considered an operating segment, corporate, eliminations and other includes corporate costs, interest expense and other amounts not allocated to the operating segments. In the first quarter of 2015, the Company’s management changed the calculation of segment earnings whereby certain corporate costs that were previously allocated to the operating segments were no longer allocated. Accordingly, all of these previously allocated costs remained in corporate, eliminations and other. Prior period segment results were recast to conform to current period presentation.

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

Prior to the third quarter of 2015, the Company presented ASA as a separate reportable segment. As discussed further in Note 4, “Discontinued Operations,” in the second quarter of 2015, management committed to a plan to sell ASA Brazil. At that time, ASA Brazil met the criteria of assets held for sale under ASC Topic 205, “Presentation of Financial Statements,” (“ASC 205”) and, accordingly, the results of that disposal group were reflected as discontinued operations for all periods presented. The sale of Pellegrino was completed in September 2015 and the sale of Automotiva was completed in October 2015. Additionally, in the third quarter of 2015, management completed the sale of ASA’s remaining operations in Argentina and Uruguay and, accordingly, the results of those businesses have been reflected as a component of discontinued operations. As a result of the aforementioned transactions, at December 31, 2015, all of the ASA businesses have been disposed of via sale. Accordingly, the results of operations of the former ASA segment haves been included within discontinued operations on the Consolidated Statements of Operations for all periods presented. Since the Company’s operating segments are determined on continuing operations basis, the ASA business is no longer considered a separate reportable segment since it does not have any continuing operations as of the end of the year.

The following table presents financial information for the Filtration segment, as well as for corporate, eliminations and other, and on a consolidated basis:

	Net Sales			Operating Profit
	Years Ended December 31,
(Dollars in millions)	2015	2014	2013	2015	2014	2013
Filtration	$900	$962	$897	$130	$153	$144
Corporate, eliminations and other(1)	(1)	8	13	(47)	(52)	(62)
Consolidated	$899	$970	$910	$83	$101	$82

	Total Assets
	Years Ended December 31,
(Dollars in millions)	2015	2014
Filtration	$453	$442
Corporate, eliminations and other(2)	135	178
Assets of discontinued operations(3)	—	199
Consolidated	$588	$819
(1)

The twelve months ended December 31, 2014 includes $9 million of net sales and operating profit of $2 million associated with ASA’s Venezuelan operations, which were shut down in June 2014. As these operations did not meet the criteria as held-for-sale, they are reported as a component of continuing operations. However, due to the insignificance of the amounts associated with this business, management has presented them within corporate, eliminations and other since the remainder of the ASA segment is included in discontinued operations. The twelve months ended December 31, 2013 includes $13 million of net sales and operating profit of $1 million associated with ASA’s Venezuelan operations.

(2)	Corporate assets consist of cash, deferred income taxes, corporate facility and various other assets that are not specific to an operating segment.
(3)

The amounts related to the former ASA segment and the Chassis group (see Note 3, “Segment Information,” for a further discussion on the Company’s Chassis group) are classified in the “Current assets of discontinued operations” in 2014.

	Depreciation and Amortization			Capital Expenditures
	Years Ended December 31,
(Dollars in millions)	2015	2014	2013	2015	2014	2013
Filtration	$17	$17	$15	$26	$22	$22
Corporate, eliminations and other	—	2	3	1	—	—
Total from continuing operations	17	19	18	27	22	22
Discontinued operations	2	3	4	1	4	9
Consolidated	$19	$22	$22	$28	$26	$31

Net sales by geographic region were as follows:

	Years Ended December 31,
(Dollars in millions)	2015	2014	2013
Canada	$37	$46	$47
Poland	146	167	161
Venezuela	110	73	75
Other countries	58	60	54
Total other countries	351	346	337
United States	548	624	573
Consolidated	$899	$970	$910

Long-lived assets by geographic region were as follows:

	Years Ended December 31,
(Dollars in millions)	2015	2014(1)
China	$16	$18
Poland	29	27
Other countries	9	9
Total other countries	54	54
United States	119	125
Consolidated	$173	$179
(1)	Long-lived assets as of December 31, 2014 exclude $14 million for the former ASA segment, which is classified in current assets of discontinued operations.

Net sales by geographic area were determined based on origin of sale. Geographic data on long-lived assets are comprised of property, plant and equipment, goodwill, other intangible assets and deferred financing costs.

4. DISCONTINUED OPERATIONS

As described further below, in the second quarter of 2015, management committed to a plan to sell ASA Brazil. In accordance with ASC 205, this portion of the ASA segment met the definition of a disposal group at the time management committed to a plan to sell and, accordingly, the results of operations have been classified as a component of discontinued operations for all periods presented. While the Company was actively marketing the remaining ASA operations in Argentina and Uruguay at the same time as ASA Brazil, these businesses did not meet the held-for-sale criteria under ASC 205 during the second quarter of 2015.  In the third quarter of 2015, the Company closed on the sale of Pellegrino, as well as reached definitive agreements and closed on the disposition of ASA’s remaining operations in Argentina and Uruguay. In October 2015, the sale of Automotiva was completed. Since ASA was one of the Company’s reportable segments, management has determined that, despite the sale of disposal groups to multiple acquirers the ultimate sale of all of the businesses that comprised the ASA segment represents a strategic shift that will have a major effect on the Company’s operations and financial results. For the year ended December 31, 2014, the former ASA segment accounted for 31% of consolidated net sales. Accordingly, the results of operations of the former ASA segment have been classified as a component of discontinued operations for all periods presented. The Consolidated Statements of Cash Flows were not adjusted to reflect this operation as a discontinued operation for any period presented.

On June 12, 2015, Affinia Canada ULC and Affinia Southern Holdings LLC (the “ASA Brazil Sellers”), wholly-owned indirect subsidiaries of the Company, entered into two separate purchase and sale agreements (the “Purchase Agreements”) to sell their equity interests in each of Pellegrino and Automotiva. The purchasers under the Pellegrino Purchase Agreement are Distribuidora Automotiva S.A. and Car Central De Autopecas e Rolamentos Ltda. (the “Pellegrino Purchasers”) and the purchasers under the Automotiva Purchase Agreement are Auto Norte Distribuidora de Pecas Ltda., Cobra Rolamentos e Autopecas Ltda., Distribuidora Automotiva S.A., Jorge C. Schertel, Pedro Molina Quaresma and Sedim-Administracao e Participacoes Ltda. (the “Automotiva Purchasers”).

The purchase price to the ASA Brazil Sellers for the sale of each of Pellegrino and Automotiva was paid in Brazilian Reals. The Pellegrino purchase price was 215,000,000 Brazilian Reals and the purchase price for the sale of Automotiva was 146,285,000 Brazilian Reals (in each case, the “Base Purchase Price”), and, in each case, plus or minus an adjustment reflecting (i) an estimate of interim profits or losses, as applicable, of the Sellers related to the Pellegrino or Automotiva business, for a specified period prior to each respective closing, each calculated in accordance with a process established in the respective Purchase Agreement, and (ii) minus a percentage of certain claims that may arise after signing and before closing. After each closing, each Purchase Agreement called for a specified process for the parties to determine a final purchase price reflecting the actual interim profits and losses and such claims, as well as other adjustments.

As discussed above, the sale of Pellegrino was completed in September 2015. Based on the exchange rate in effect on the date of closing, the Company received proceeds of $58 million associated with the sale of Pellegrino and recognized a pre-tax loss of $25 million on sale. This loss was predominately driven by the release of currency translation adjustments that had been previously deferred as a component of accumulated other comprehensive income. A portion of the proceeds from the sale was used to pay down the Company’s outstanding debt. The tax implications for the sale of Pellegrino were insignificant.

Additionally, as discussed above, the sale of the operations in Argentina and Uruguay were completed in September 2015. At closing, the Company received aggregate proceeds of $5 million and recognized a pre-tax loss of $20 million on sale. For tax purposes, the sale resulted in a pre-tax loss of $9 million; however, the capital loss is offset by a valuation allowance and resulted in no tax benefit being recorded.

The president of the Company’s former ASA segment is one of the buyers in the Automotiva sale. In connection with and simultaneous with the closing of the Pellegrino transaction on September 30, 2015, this individual purchased four properties owned by Pellegrino with a net book value of less than $1 million. In order to fund the purchase of the properties, at closing, the Company redeemed all outstanding equity in Holdings owned by the individual and received net cash proceeds of less than $1 million for the purchase of the real estate. This amount is included in the purchase price consideration discussed above. Additionally, the same individual is also part of the buying group that acquired Automotiva which is further discussed below.

On October 30, 2015, the ASA Brazil Sellers completed the sale of Automotiva. Cash proceeds at the time of closing reflect a base purchase price of 146,285,000 Brazilian Reals, as adjusted pursuant to the terms of the Agreement to reflect the actual interim profits and losses of the Automotiva business, less the placement of 71,000,000 Brazilian Reals in an escrow account with a Brazilian bank. Such escrow was to cover any amounts that may be owed by Automotiva relating to a Brazilian antitrust investigation commenced on September 25, 2015, including legal and other fees, and represented the sole source of funds that the Buyers may recover from the ASA Brazil Sellers as to any amounts that may be owed by Automotiva relating to such investigation.  Accordingly, at closing, the ASA Brazil Sellers received proceeds of $18 million. On November 30, 2015, the Company received from the escrow with the Brazilian bank 49,000,000 in Brazilian Reals or US $13 million. In connection with this investigation, the Company recorded an accrual that represents management’s best estimate of the most likely outcome of this matter. This expense is included as a component of “(Loss) income from discontinued operations, net of tax,” on the Consolidated Statements of Operations.

The sale of Automotiva resulted in a pre-tax loss of $32 million, with insignificant tax implications associated with the sale.

The following table shows the former ASA segment’s assets and liabilities that are included in “Current assets of discontinued operations” and “Current liabilities of discontinued operations” on the Consolidated Balance Sheets:

	December 31,	December 31,
(Dollars in millions)	2015	2014
Cash and cash equivalents	$—	$19
Trade accounts receivable	—	56
Inventories, net	—	70
Other current assets	—	24
Property, plant and equipment, net	—	14
Other assets	—	16
Current assets of discontinued operations	$—	$199
Accounts payable		39
Other accrued expenses	6	19
Current liabilities of discontinued operations	$6	$58

The following table shows the “Depreciation and amortization” and capital expenditures that are included within the Consolidated Statements of Cash Flow associated with the former ASA segment.

	Years Ended December 31,
(Dollars in millions)	2015	2014
Depreciation and amortization	$2	$3
Capital expenditures	$1	$4

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

Upon the closing of this transaction in May 2014, Affinia received cash proceeds of $140 million, which represented the agreed upon selling price of $150 million less a holdback of consideration of $10 million until completion of certain post-closing performance obligations. In September 2014, the post-closing performance obligations were completed and the Company received $9 million of cash proceeds with the remaining $1 million allocated to a post-closing purchase price adjustment. The sale of the Chassis group resulted in a pre-tax gain of $32 million. The Company released an $18 million capital loss valuation allowance as a result of the sale, the tax benefit of which offset the tax expense incurred by the gain on the sale. This resulted in a tax expense of $6 million on the sale transaction.

The following table shows the Chassis group’s net sales, income before tax provision, income tax provision and net income that are included within “(Loss) income from discontinued operations, net of tax” on the Consolidated Statements of Operations associated with the Chassis disposal group:

	Years Ended December 31,
(Dollars in millions)	2015	2014	2013
Net sales	$—	$64	$189
Income before income tax provision	—	5	15
Income tax provision	—	(2)	(10)
Income from discontinued operations, net of tax	$—	$3	$5

 In addition to the amounts reflected in the tables above associated with the results of operations of the Chassis Group, “(Loss) income from discontinued operations, net of tax” on the Consolidated Statements of Operations for the periods presented includes the following:

•	For the years ended December 31, 2015, 2014 and 2013, the results of operations of the former ASA segment.
•	For the year ended December 31, 2015, a pre-tax loss of $77 million associated with the sale of the ASA businesses discussed above.
•	For the year ended December 31, 2014, a pre-tax gain on the sale of the Chassis group of $32 million as discussed above.

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

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”):

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

The Company’s fair value of interest rate swaps and its currency forward contract derivatives at December 31, 2015 and 2014 are set forth in the table below:

(Dollars in Millions)	Asset (Liability)	Level 2	Valuation Technique
December 31, 2015:
Interest rate swap contracts	$(2)	$(2)	A
Foreign currency forward contracts	—	—	A
December 31, 2014:
Interest rate swap contracts	$2	$2	A
Foreign currency forward contracts	—	—	A

 Currency Forward Contract Derivatives

The Company’s currency forward contracts are valued using then-current spot and forward market data as provided by external financial institutions. The Company enters into currency forward contracts with banking institutions of only the highest tiered credit ratings and thus the counterparty credit risk associated with these contracts is not considered significant.

The Company enters into short-term currency forward contracts which are intended to offset the currency exchange gain (loss) related to the re-measurement process and are not designated as hedges of specific monetary asset balances subject to currency risks. Therefore, any changes in the fair value of these short-term currency forward contracts are recognized in earnings each accounting period. The aggregate notional amount of outstanding short-term currency forward contracts was $3 million and $34 million as of December 31, 2015 and 2014, respectively. Gains of less than $1 million were recorded for the year ended December 31, 2015, losses of less than $1 million were recorded for the year ended December 31, 2014 and gains of $1 million were recorded for the year ended December 31, 2013.

Additionally, beginning in the third quarter of 2014, the Company entered into currency forward contracts which are intended to offset against foreign exchange risk for certain forecasted gross receivable and payable balances. These currency forward contracts are considered highly effective based on critical terms matching and the result of de minimis testing. Therefore, the gains or losses of these hedges are deferred as a component of Accumulated Other Comprehensive Income (Loss) (“AOCI”) and reclassified into net income in the same period during which the hedged transaction affects net income. The aggregate notional amount of outstanding currency forward contracts was $22 million as of December 31, 2015. The gains recorded were $4 million for the year ended December 31, 2015.

The Company’s outstanding currency forward contracts are recorded in the Consolidated Balance Sheets as either “Other current assets” or “Other accrued expenses,” depending on whether the contracts are in asset or liability positions at the end of each reporting period. Currency forward contract gains and losses are recognized in “Other income and expense, net” in the Consolidated Statements of Operations in the reporting period of occurrence.

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

The Company has designated its interest rate swaps as cash flow hedges as described in ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). At the inception of the hedge, the Company formally documents its hedge relationships and risk management objectives and strategy for undertaking the hedge. In addition, the documentation identifies the interest rate swaps as a hedge of specific interest payments on variable rate debt, with the objective to perfectly offset the variability of interest expense as related to specific floating-rate debt. The Company also specifies that the effectiveness of the interest rate swaps in mitigating interest expense variability shall be assessed using the Hypothetical Derivative Method as described in ASC 815.

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

Changes in the fair value of derivatives designated as cash flow hedges are recorded to “Other comprehensive income (loss), net of tax” to the extent such cash flow hedges are effective. Amounts are reclassified from “Other comprehensive income (loss), net of tax” when the underlying hedged items are recognized, during the period that a hedge transaction is terminated, or whenever a portion of the hedge transaction results are deemed ineffective. The Company reclassified $2 million from “Other comprehensive income (loss), net of tax” into “Interest expense” in each of the years ended December 31, 2015 and 2014. There have been no gains or losses reclassified from “Other comprehensive income (loss), net of tax” into earnings due to hedge ineffectiveness related to any of the Company’s interest rate swap transactions, nor were there gains or losses reclassified to income due to early termination of designated cash-flow hedge transactions as of December 31, 2015 or 2014. The notional amount of interest rate swaps outstanding was $300 million as of both December 31, 2015 and 2014.

Notional Amounts

The table below shows notional amounts associated with currency forward contracts and interest rate swaps as December 31, 2015 and December 31, 2014:

(Dollars in millions)	December 31, 2015	December 31, 2014
Foreign Currency Forward Contracts	$25	$70
Interest Rate Contracts	300	300

The following table shows the fair value of interest rate derivatives and the line items in the Consolidated Balance Sheets where they are reported. The fair value of foreign currency forward contracts were insignificant at both December 31, 2015 and December 31, 2014.

	December 31, 2015		December 31, 2014
(Dollars in millions)	Asset	Liability	Asset	Liability
Derivative Designated as Hedging Instruments
Interest Rate Contracts
Other current assets	$—		$2
Other accrued expenses		$2		$—
Total Derivatives Designated as Hedging Instruments	$—	$2	$2	$—

The following table shows the gains and losses recognized on de-designated derivatives and the line items on the Consolidated Statements of Operations where the pretax gains and losses were reported.

	Years Ended December 31,
(Dollars in millions)	2015	2014
Location of Pretax Gains (Losses) Recognized in Earnings
Foreign Currency Forward Contracts
Other income and expense, net	$3	$1
Total Pretax Gains (Losses) Recognized in Earnings	$3	$1

The following table shows the gains and losses recognized on cash flow hedges and the line items on the Consolidated Statements of Operations where such gains and losses are included when reclassified from AOCI. Amounts for interest rate contracts are reclassified to earnings as interest expense over the term of the related debt. Amounts for foreign currency forward contracts are reclassified to earnings within other income and expense, net as the underlying transactions impact earnings. Amounts associated with foreign currency forward contracts were insignificant during the year ended December 31, 2015 and 2014.

	Years Ended December 31,
	2015	2014
Pretax Gains (Losses) Recorded in AOCI
Interest Rate Contracts	$4	$9
Total Pretax Gains (Losses) Recorded in AOCI	$4	$9

Location of Pretax (Losses) Reclassified from AOCI into Earnings
Interest Rate Contracts
Interest Expense	$2	$2
Total Pretax (Losses) Recognized in Earnings	$2	$2

6. DEBT

Debt consists of the following:

(Dollars in millions)	December 31, 2015	December 31, 2014
7.75% Senior notes, due May 2021	$250	$250
Term Loan B-1, due April 2016	148	175
Term Loan B-2, due April 2020	312	367
Other debt(1)	30	19
Total debt	740	811
Less: current portion	(178)	(19)
Long-term debt	$562	$792

(1)

At December 31, 2015, the current portion consists of $148 million of Term Loan B-1, which, as discussed further below, was repaid in full in March 2016, $20 million related to the Company’s Poland operations with a rate of one month LIBOR plus 0.8 points and $10 million related to the Company’s Venezuela operations. At December 31, 2014, $12 million related to the Company’s Poland operations with a rate of one month LIBOR plus 0.9 points and $7 million related to the Company’s Venezuela operations.

Scheduled maturities of debt for each of the next five years and thereafter are as follows:

(Dollars in millions) Year	Amount
2016	$178
2017	—
2018	—
2019	—
2020	312
2021 and thereafter	250
Total debt	$740

The fair value of debt is as follows:

Fair Value of Debt at December 31, 2015

(Dollars in millions)	Book Value of Debt	Fair Value Factor	Fair Value of Debt
Senior notes, due May 2021(1)	$250	101.75%	$254
Term Loan B-1, due April 2016(1)	148	99.63%	148
Term Loan B-2, due April 2020(1)	312	97.88%	305
Other debt(2)	30	100%	30
Total fair value of debt at December 31, 2015			$737

Fair Value of Debt at December 31, 2014

(Dollars in millions)	Book Value of Debt	Fair Value Factor	Fair Value of Debt
Senior notes, due May 2021(1)	$250	102.50%	$256
Term Loan B-1, due April 2016(1)	175	97.88%	171
Term Loan B-2, due April 2020(1)	367	97.00%	356
Other debt(2)	19	100%	19
Total fair value of debt at December 31, 2014			$802

(1)

The fair value of the long-term debt was estimated based on quoted market prices obtained through broker or pricing services and categorized within Level 2 of the fair value hierarchy. The fair value of the Company’s debt that is publicly traded in the secondary market is classified as Level 2 and is based on current market yields obtained through broker or pricing services.

(2)

The carrying value of fixed rate short-term debt approximates fair value because of the short term nature of these instruments, and the carrying value of the Company’s current floating rate debt instruments approximates fair value because of the variable interest rates pertaining to those instruments. The fair value of debt is categorized within Level 2 of the fair value hierarchy.

As discussed further in Note 4, “Discontinued Operations,” during 2015, the Company completed the sale of its ASA business. With the proceeds from the sale, the Company paid down $28 million of Term Loan B-1 and $55 million of Term Loan B-2. Additionally, in May 2014, the Company closed the sale of the Chassis group. In conjunction with the closing of the sale, cash proceeds of $149 million were received. With the proceeds and cash from operations, the Company paid down $24 million of Term Loan B-1 and $99 million of Term Loan B-2. Additionally, it made a $66 million distribution to Holdings. Holdings used all of the distribution to partially repay the note issued by Holdings to Dana Corporation (“Dana”) as part of the financing in connection with the acquisition in 2004 of substantially all of the aftermarket business operations of Dana (the “Seller Note”).

ABL Revolver

The Company replaced its asset-based credit facility with an ABL Revolver on April 25, 2013. The ABL Revolver comprises a revolving credit facility of up to $175 million for borrowings available solely to the U.S. domestic borrowers, including (i) a $30 million sub-limit for letters of credit and (ii) a $15 million swingline facility. Availability under the ABL Revolver is based upon monthly (or more frequent under certain circumstances) borrowing base valuations of the Company’s eligible inventory and accounts receivable, among other factors, and is reduced by certain reserves in effect from time to time.

At December 31, 2015, there were no outstanding borrowings under the ABL Revolver. The Company had an additional $73 million of availability after giving effect to $7 million in outstanding letters of credit and less than $1 million for borrowing base reserves as of December 31, 2015.

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

The Amendments, among other changes, amend certain negative covenants to permit the sale of the Chassis group and to permit certain restricted payments and loans and advances to Holdings. The Term Loan Amendment also amends certain prepayment terms in connection with the Chassis sale.

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

Level	Average Aggregate Availability	Base Rate Loans and Swingline Loans	LIBOR Loans
I	<$50,000,000	1.00%	2.00%
II	> $50,000,000 but ≤ $100,000,000	0.75%	1.75%
III	>$100,000,000	0.50%	1.50%

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

Covenants. The ABL Revolver contains negative covenants that, among other matters, limit or restrict the ability of the Company and its subsidiaries to: create liens and encumbrances; incur additional indebtedness; merge, dissolve, liquidate or consolidate; make acquisitions, investments, advances or loans; dispose of or transfer assets; pay dividends or make other payments in respect of their capital stock; amend certain material governance documents; change the nature of the business of the borrowers and their subsidiaries; redeem or repurchase capital stock or prepay, redeem or repurchase certain debt; engage in certain transactions with affiliates; change the borrowers’ fiscal periods; and enter into certain restrictive agreements. The ABL Revolver also contains certain customary affirmative covenants and events of default, including a change of control.

In addition, commencing on the day that an event of default occurs or availability under the ABL Revolver is less than the greater of 10% of the total borrowing base and $10 million and continuing until no event of default has existed and availability under the ABL Revolver has been greater than such thresholds at all times, in each case, for 30 consecutive days, the Company would be required to maintain a fixed charge coverage ratio of at least 1.0x measured for the last 12-month period. The fixed charge coverage ratio was 1.60 as of December 31, 2015. If none of the covenant triggers have occurred, the impact of falling below the fixed charge coverage ratio would not be a default but instead would limit the Company’s ability to pursue certain operational or financial transactions (e.g. acquisitions).

Indenture

Senior Notes. On April 25, 2013, Affinia Group Inc. issued $250 million of Senior Notes as part of the refinancing (the “Senior Notes”). The Senior Notes accrue interest at the rate of 7.75% per annum, payable semi-annually on May 1 and November 1 of each year. The Senior Notes will mature on May 1, 2021. The terms of the Indenture provide that, among other matters, the Senior Notes rank equally in right of payment to all of the Company’s and all of Affinia Group Inc.’s 100% owned current and future domestic subsidiaries (the “Guarantors”) existing and future senior debt and senior in right of payment to all of the Company’s and Guarantors’ existing and future subordinated debt. The Senior Notes are structurally subordinated to all of the liabilities and obligations of the Company’s subsidiaries that do not guarantee the Senior Notes. The Senior Notes are effectively junior in right of payment to all of the Company’s and the Guarantors’ secured indebtedness, including the Term Loans and the ABL Revolver, to the extent of the value of the collateral securing such indebtedness. The outstanding balance of the Senior Notes at December 31, 2015 was $250 million.

Guarantees. The Guarantors guarantee the Company’s obligations under the Notes on a senior unsecured basis.

Interest rate. Interest on the Notes accrues at a rate of 7.75% per annum. Interest on the Notes is payable in cash semiannually in arrears on May 1 and November 1 of each year, commencing on November 1, 2013.

Change of Control. The indenture includes a provision whereby if a change of control occurs after the Issue Date, the Company shall make an offer to purchase all of the Notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest to, but excluding, the date of purchase.  The Company is required to send notice of such change in control no later than 30 days following any change in control. The purchase date will be no earlier than 15 days nor later than 60 days from the date of notification to the holders.  Any Note not properly tendered will remain outstanding and continue to accrue interest through the original maturity date.

Other covenants. The Indenture contains affirmative and negative covenants that, among other matters, limit or restrict the Company’s ability (as well as those of the Company’s subsidiaries) to: incur additional debt; provide guarantees and issue mandatorily redeemable preferred stock; pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments including the prepayment of certain indebtedness; enter into agreements that restrict distributions from restricted subsidiaries; sell or otherwise dispose of assets, including capital stock of restricted subsidiaries; enter into transactions with affiliates; create or incur liens; and merge, consolidate or sell substantially all of its assets.

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

Term Loan Facility

On April 25, 2013, the Company entered into (i) a Term Loan B-1 in an aggregate principal amount of $200 million (“Term Loan B-1”) and (ii) a Term Loan B-2 in an aggregate principal amount of $470 million (“Term Loan B-2” and together with Term Loan B-1, collectively the “Term Loans”). Term Loan B-1 was offered at a price of 99.75%, of their face value, resulting in approximately $199 million of net proceeds for Term Loan B-1. Term Loan B-2 was offered at a price of 99.50%, of their face value, resulting in approximately $468 million of net proceeds for Term Loan B-2. The $1 million and $2 million original issue discount for the Term Loan B-1 and Term Loan B-2, respectively, will be amortized based on the effective interest rate method and included in interest expense until the Term Loans mature. The Term Loan B-1 amortizes in quarterly installments in an amount equal to 1.00% per annum, with the balance due on April 25, 2016. The Term Loan B-2 amortizes in quarterly installments in an amount equal to 1.00% per annum, with the balance due on April 25, 2020. As of December 31, 2015, $148 million principal amount of Term Loan B-1 was outstanding, net of less than a $1 million issue discount which is being amortized until the Term Loan B-1 matures and $313 million principal amount of Term Loan B-2 was outstanding, net of the $1 million issue discount which is being amortized until the Term Loan B-2 matures.

In March 2016, the Company entered into a 140 million Euro term loan facility agreement with MANN + HUMMEL Inc. due December 31, 2016. Pursuant to the conditions of the term loan facility agreement, the Company may only use the proceeds for the sole purpose of repaying the amount outstanding under Term Loan B-1, which matures on April 25, 2016.  Interest on the loan is 3.25% per annum and is due and payable on December 31, 2016 or earlier if the Company makes a prepayment of the loan amount pursuant to the terms of the agreement. The Company utilized the term loan facility to fully repay the outstanding balance of Term Loan B-1.

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

Change of Control. The Term Loan Facility includes provisions, whereby, upon a change of control, the commitments shall automatically terminate and the principal of the Loans then outstanding, together with accrued interest thereon and all fees and other obligations of the Borrower hereunder, shall immediately and automatically become due and payable without presentment, demand, protest or other notice of any kind.

Covenants. The Term Loan Facility contains negative covenants that, among other matters, limit or restrict the ability of the Company and its subsidiaries to create liens and encumbrances; incur additional indebtedness; merge, dissolve, liquidate or consolidate; make acquisitions, investments, advances or loans; dispose of or transfer assets; pay dividends or make other payments in respect of their capital stock; amend certain material governance documents; change the nature of the business of the borrower and its subsidiaries; redeem or repurchase capital stock or prepay, redeem or repurchase certain debt; engage in certain transactions with affiliates; change the borrower’s fiscal periods; and enter into certain restrictive agreements. The Term Loan Facility also contains certain customary affirmative covenants and events of default, including a change of control.

Deferred Financing

During the second quarter of 2013, Affinia recorded a write-off of $5 million to interest expense for unamortized deferred financing costs associated with the redemption of its Secured Notes and Subordinated Notes. Affinia also recorded during the second quarter of 2013 a write-off of $3 million to interest expense for the replacement of its asset-based credit facility with an ABL Revolver. In addition, Affinia recorded $14 million in total deferred financing costs related to the issuance of its Senior Notes and Term Loans as part of the refinancing and $1 million in total deferred financing costs associated with the ABL Revolver. The unamortized deferred financing costs are being charged to interest expense through May 2021 for the Senior Notes, through April 2020 for Term Loan B-2, through April 2018 for the ABL Revolver and through April 2016 for Term Loan B-1.

The following table summarizes the deferred financing activity for the Company:

(Dollars in millions)
Balance at December 31, 2013	$18
Amortization	(4)
Write-off of unamortized deferred financing costs	(1)
Deferred financing costs	1
Balance at December 31, 2014	$14
Amortization	(3)
Write-off of unamortized deferred financing costs	(1)
Balance at December 31, 2015	$10

7. INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined on the FIFO method of inventory costing for all domestic inventories and at the Company’s Poland operations or average cost basis for other non-U.S. inventories. Inventories are reduced by an allowance for slow-moving and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage. A summary of inventories, net is provided in the table below and excludes amounts included in “Current assets of discontinued operations” in the Consolidated Balance Sheets:

(Dollars in millions)	At December 31, 2015	At December 31, 2014
Raw materials	$61	$56
Work-in-process	18	16
Finished goods	87	71
	$166	$143

8. COMMITMENTS AND CONTINGENCIES

The Company had future minimum rental commitments under non-cancelable operating leases in continuing operations of $31 million at December 31, 2015, with future rental payments of:

(Dollars in millions)	Operating Leases
2016	6
2017	6
2018	5
2019	5
2020	5
Thereafter	4
Total	$31

The leases do not contain restrictions on future borrowings. There are no significant lease escalation clauses or purchase options. Rent expense from continuing operations was $8 million, $8 million and $8 million in 2015, 2014 and 2013, respectively.

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

The Company has various accruals for civil liability, including product liability and other costs. If there is a range of equally probable outcomes, Affinia accrues at the lower end of the range. The Company had $2 million accrued as of both December 31, 2015 and 2014. These amounts are reflected in “Other accrued expenses” in the Consolidated Balance Sheets. There are no recoveries expected from third parties associated with outstanding or settled claims.

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

9. INCOME TAXES

The components of the income tax provision (benefit) from continuing operations are as follows:

(Dollars in millions)	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Current:
U.S. federal	$—	$—	$—
U.S. state and local	—	—	—
Non-United States	10	5	15
Total current	10	5	15
Deferred:
U.S. federal and state	5	15	(7)
Non-United States	5	(12)	6
Total deferred	10	3	(1)
Income tax provision	$20	$8	$14

The income tax provision was calculated based upon the following components of income from continuing operations before income tax provision, equity in loss, net of tax and noncontrolling interest, net of tax:

(Dollars in millions)	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
United States	$(40)	$(23)	$(64)
Non-United States	61	61	55
Income from continuing operations before income tax provision, equity in loss, net of tax and noncontrolling interest, net of tax	$21	$38	$(9)

Deferred tax assets (liabilities) consisted of the following:

(Dollars in millions)	At December 31, 2015	At December 31, 2014
Deferred tax assets:
Net operating and other loss carryforwards	$123	$128
Inventory reserves	4	3
Expense accruals	23	25
Depreciation & amortization	—	2
Other	4	7
Subtotal	154	165
Valuation allowance	(31)	(25)
Deferred tax assets	123	140
Deferred tax liabilities:
Depreciation & amortization	1	—
Foreign earnings	9	24
Other liabilities	—	1
Deferred tax liabilities	10	25
Net deferred tax assets	$113	$115
Balance Sheet Presentation:
Current deferred taxes	—	19
Deferred income taxes	113	97
Deferred employee benefits and other noncurrent liabilities	—	(1)
Net deferred tax assets	$113	$115

Valuation allowances are provided for deferred tax assets whenever the realization of the assets is not deemed to meet a more likely than not standard. Accordingly, valuation allowances have been provided for net operating losses and other loss carryforwards in certain non-U.S. countries and U.S. states. In addition there are valuation allowances provided on certain U.S. credit carryforwards. U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such temporary differences totaled $46 million at December 31, 2015. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable.

The effective income tax rate differs from the U.S. federal income tax rate for the following reasons:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
U.S. federal income tax rate	35.0%	35.0%	35.0%
Increases (reductions) resulting from:
State and local income taxes, net of federal income tax benefit	(5.9)	(2.6)	22.2
Valuation allowance	27.4	2.6	(22.2)
Non-U.S. income	(51.7)	(26.3)	100.0
Foreign restructuring	—	(26.3)	—
U.S. Permanent Differences (1)	149.6	31.6	(233.3)
Unrecognized Tax Benefits (2)	—	(18.4)	(77.8)
Unremitted Earnings	(59.2)	26.3	22.2
Effective income tax rate	95.2%	21.9%	-153.9%

(1)	The U.S. Permanent Differences affecting the tax rate were primarily the result of deemed distributions from foreign subsidiaries.
(2)	The 2013 tax rate was negatively impacted by the recognition of an uncertain tax position resulting from an unfavorable ruling impacting the Company’s international operations.

At the end of 2015, federal domestic net operating loss carryforwards were $288 million. Of these, $9 million expire in 2025, $36 million expire in 2026, $33 million expire in 2027, $74 million expire in 2028, $60 million expire in 2029, $31 million expire in 2030, $20 million expire in 2031, $10 million expire in 2032 and $15 million expire in 2034. At the end of 2015, state domestic net operating loss carryforwards were estimated to be $277 million, the majority of which expire between 2024 and 2035. At the end of 2015, foreign net operating loss carryforwards were $13 million and expire as follows: $1 million in 2016, $2 million in 2017, $8 million in 2018, $1 million in 2019 and $1 million with no expiration date. Realization of the tax benefits associated with loss carryforwards is dependent on generating sufficient taxable income prior to their expiration.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(Dollars in millions)
Balance at January 1, 2013	$1
Increases to tax positions	7
Decreases to tax positions	—
Balance at January 1, 2014	8
Increases to tax positions	—
Decreases to tax positions	(7)
Balance at January 1, 2015	1
Increases to tax positions	—
Decreases to tax positions	—
Balance at December 31, 2015	$1

Included in the balance of unrecognized tax benefits at December 31, 2015, is $1 million of tax benefits that, if recognized, would affect the effective tax rate. The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties as part of the income tax provision. As of December 31, 2015, the Company’s accrual for interest and penalties is less than $1 million, and its accrual for income tax expense is $1 million. The decrease in 2014 is attributable to a recent ruling impacting the Company’s international operations.

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

	Years Ended December 31,
(Dollars in millions)	2015	2014
Gross accounts receivable factored	$360	$467
Expenses associated with factoring of receivables	3	4

Accounts receivable factored by Affinia are accounted for as a sale and removed from the balance sheet at the time of factoring, with the cost associated with the factoring program presented in “Other income and expense, net” in the Consolidated Statements of Operations.

11. GOODWILL

Goodwill as of both December 31, 2015 and 2014 was $3 million. All of the Company’s recorded goodwill relates to the Filtration segment.

In accordance with ASC Topic 805-740, “Business Combinations – Income Taxes” (“ASC 805-740”), the tax benefit for the excess of tax-deductible goodwill over the reported amount of goodwill was applied to first reduce the goodwill related to the initial acquisition in 2004. The tax benefit for the excess of tax deductible goodwill reduced the book value of goodwill to zero in 2013 and the remaining tax benefit has been reducing the basis of intangible assets purchased in the 2004 acquisition. Any remaining tax benefit after reducing the basis of intangible assets would reduce the income tax provision. For further information see Note 12, “Other Intangible Assets.”

There has been no activity with respect to the goodwill balance during the years ended December 31, 2015 or 2014.

12. OTHER INTANGIBLE ASSETS

As of December 31, 2015 and 2014, Affinia’s other intangible assets primarily consisted of trade names, customer relationships, and developed technology. Affinia recorded $1 million, less than $1 million and $3 million of intangible asset amortization during the years ended December 31, 2015, 2014 and 2013, respectively, which includes $1 million in 2013 related to intangible assets associated with operations that are reflected as a component of discontinued operations. The Company anticipates amortization of $1 million per year for 2016 through 2021 on a continuing basis. Amortization expense is calculated on a straight line basis over 5 to 20 years.

For the goodwill and intangible assets associated with the 2004 acquisition, in accordance with ASC 805-740, the tax benefit for the excess of tax-deductible goodwill over the reported amount of goodwill was applied first to reduce the acquisition related goodwill to zero. The carrying amount of goodwill associated with the 2004 acquisition was reduced to zero in 2013 and the remaining tax benefit is being applied to reduce the basis of intangible assets purchased in the 2004 acquisition. The tax benefit for the excess of tax deductible goodwill reduced intangible assets by approximately $7 million and $6 million during 2015 and 2014, respectively.

Trade names are tested for impairment annually as of December 31 of each year by comparing their fair value to their carrying values. The fair value for each trade name was established based upon a royalty savings approach. A rollforward of the other intangibles and trade names for 2014 and 2015 is shown below:

(Dollars in millions)	Trade Names	Customer Relationships	Developed Technology/ Other	Total
Balance at December 31, 2013	30	27	3	60
Amortization	—	(1)	—	(1)
Tax benefit reductions	(3)	(3)	—	(6)
Balance at December 31, 2014	$27	$23	$3	$53
Amortization	—	(1)	—	(1)
Tax benefit reductions	(4)	(2)	(1)	(7)
Balance at December 31, 2015	$23	$20	$2	$45

Accumulated amortization for the intangibles was $44 million and $43 million as of as of December 31, 2015 and 2014, respectively. The weighted average amortization period by class of intangible was the following: 19 years for customer relationships and 18 years for developed technology and other intangibles.

13. STOCK INCENTIVE PLAN

2005 Stock Plan

On July 20, 2005, Holdings adopted the Affinia Group Holdings Inc. 2005 Stock Incentive Plan, (the “2005 Stock Plan” or the “Plan”). The 2005 Stock Plan permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock units (“RSUs”) and other stock-based awards to employees, directors or consultants of Holdings and its affiliates. The Plan initially reserved a maximum of 227,000 shares of common stock that may be subject to awards. On August 25, 2010, Holdings increased the maximum number of shares of common stock that may be subject to awards from 227,000 to 300,000. On December 2, 2010, Holdings increased the number of shares of common stock that may be subject to awards from 300,000 to 350,000. The number of shares issued or reserved pursuant to the 2005 Stock Plan (or pursuant to outstanding awards) is subject to adjustment as a result of mergers, consolidations, reorganizations, stock splits, stock dividends and other dilutive changes in the common stock. Shares of common stock covered by awards that terminate or lapse and shares delivered by a participant or withheld to pay the minimum statutory withholding rate, in each case, will subsequently be available for grant under the 2005 Stock Plan.

Administration. The 2005 Stock Plan is administered by the Compensation Committee (the “Committee”) of the Board of Directors of Holdings. The Committee has authority to establish the terms and conditions of any award, as well as to waive any such terms and conditions at any time (including, without limitation, accelerating or waiving any vesting conditions or payment dates). The Committee is authorized to interpret the 2005 Stock Plan, to establish, amend and rescind any rules and regulations relating to the Plan and to make any other determinations that it, in good faith, deems necessary or desirable for the administration of the Plan and may delegate such authority as it deems appropriate. The Committee may correct any defect or supply an omission or reconcile any inconsistency in the 2005 Stock Plan in the manner and to the extent the Committee deems necessary or desirable and any decision of the committee in the interpretation and administration of the Plan shall lie within its sole and absolute good faith discretion and shall be final, conclusive and binding on all parties concerned.

Options. The Committee determines the exercise price for each option, except that the incentive stock options must have an exercise price that is at least equal to the fair market value of the Company’s common stock on the date the option is granted. An option holder may exercise an option by written notice and payment of the exercise price (i) in cash or its equivalent, (ii) by the surrender of a number of shares of common stock already owned by the option holder for at least six months (or such other period established by the committee) with a fair market value equal to the exercise price, (iii) if there is a public market for the shares, subject to rules established by the committee, through the delivery of irrevocable instructions to a broker to sell shares obtained upon the exercise of the option and to deliver to Holdings an amount out of the proceeds of the sale equal to the aggregate exercise price for the shares being purchased or (iv) by another method approved by the committee.

Stock Appreciation Rights. The Committee may grant stock appreciation rights independent of or in connection with an option. The exercise price per share of a stock appreciation right shall be an amount determined by the Committee, except that the exercise price must be at least equal to the fair market value of the Company’s common stock on the date the stock appreciation right is granted. Generally, each stock appreciation right shall entitle a participant upon exercise to an amount equal to (i) the excess of (1) the fair market value on the exercise date of one share of common stock over (2) the exercise price, multiplied by (ii) the number of shares of common stock covered by the stock appreciation right. Payment shall be made in common stock or in cash, or partly in common stock and partly in cash, as determined by the Committee.

Other Stock-Based Awards. The Committee may grant awards of RSUs, rights to purchase stock, restricted stock and other awards that are valued in whole or in part by reference to, or are otherwise based on the fair market value of, shares of common stock. The other stock-based awards will be subject to the terms and conditions established by the Committee.

Transferability. Unless otherwise determined by the committee, awards granted under the 2005 Stock Plan are not transferable other than by will or by the laws of descent and distribution.

Change of Control. In the event of a “change of control” (as defined in the 2005 Stock Plan), the Committee may provide for (i) the termination of an award upon the consummation of the change of control, but only if the award has vested and been paid out or the participant has been permitted to exercise an option in full for a period of not less than 30 days prior to the change of control, (ii) the acceleration of all or any portion of an award, (iii) payment in exchange for the cancellation of an award and/or (iv) the issuance of substitute awards that would substantially preserve the terms of any awards.

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

The table below summarizes the 2005 Stock Plan balances for the RSUs, stock options, deferred compensation shares and stock awards.

	At December 31,
	2015	2014
Restricted stock units	190,478	185,365
Stock options	15,383	22,568
Deferred compensation shares	23,358	28,964
Stock award	163	163
Shares available to award	120,618	112,940
Number of shares of common stock subject to awards	350,000	350,000

Stock Options

During 2015, 12,383 previously awarded and vested stock options were exercised at a per share price of $62.87. The Company received proceeds of approximately $1 million associated with these stock options exercises. Pursuant to the terms of the 2005 Stock Plan, all unexercised options expired on August 1, 2015. Accordingly, there are no vested or unvested stock options outstanding at December 31, 2015.

Stock options are accounted for under the fair value method of accounting using a Black-Scholes model to measure stock-based compensation expense at the date of grant. The fair value of the stock option grants is expensed over the vesting period. The Company reduces the overall compensation expense by a turnover rate consistent with historical trends. There were no stock options granted or stock-based compensation expense recognized during the years ended December 31, 2013, 2014 or 2015.

A rollforward of outstanding stock options for the years ended December 31, 2013, 2014 and 2015 is as follows:

Options
Outstanding at January 1, 2013	23,835
Forfeited/expired	(480)
Outstanding at December 31, 2013	23,355
Forfeited/expired	(3,787)
Outstanding at December 31, 2014	19,568
Exercised	(12,383)
Forfeited/expired	(7,185)
Outstanding at December 31, 2015	—

 Restricted Stock Units

The RSUs are governed by the 2005 Stock Plan, with the terms and conditions of vesting established by a Restricted Stock Unit Award Agreement with each holder.

In November 2014, the Compensation Committee of Holdings Board of Directors granted awards consisting of 54,009 new RSUs and approved the modification of certain outstanding RSU awards. At the time of modification, there were 201,977 RSUs outstanding, of which 117,231 were subject to modification. In connection with the award modification, the previously issued RSUs were cancelled and, concurrently, new RSU awards were granted to each holder, with each holder receiving the same number of awards held immediately prior to the cancellation of the previous awards. The remaining 84,746 RSUs were not modified and remained outstanding under the same terms and conditions in effect prior to November 2014.

Prior to the modification and the grant of new awards described above, all but 10,593 of the then outstanding RSUs were subject to vesting provisions that were entirely performance and market based. Pursuant to the vesting conditions of the pre-modification awards, the RSUs would vest if (i) the RSU holder remains employed with Holdings on the date that either of the following vesting conditions occurs and (ii) either of the following vesting conditions occurs on or prior to the date on which Cypress ceases to hold any remaining Holdings common stock:

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

Pursuant to the terms of the Restricted Stock Unit Award Agreements associated with the modified awards, for the time based awards, upon vesting, 40% of the vested shares are promptly redeemed by Holdings at the then fair market value and the remaining 60% remain in place as issued common shares. At the same time, Holdings issues to each holder a number of additional performance and market based RSUs equal to the number of shares redeemed.

In accordance with ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”), the Company accounted for the RSU modification as a modification of outstanding RSUs. For the component of the modified RSUs that remained performance and market based with the same vesting conditions as the prior RSUs, the Company determined that the likelihood of ultimate vesting was the same as under the previous RSUs, thus the modification resulted in the likelihood of vesting remaining improbable. Accordingly, no stock-based compensation cost has been recognized associated with these RSUs. For the component of the RSU modification that resulted in performance and market based RSUs being exchanged for time-based RSUs, it was determined that the modification resulted in the ultimate vesting of the awards to change from improbable-to-probable. As a result, the Company recognized stock-based compensation expense under the straight-line method over the requisite service period for the time-based component of the RSUs effective with the grant date, which is the same date as the RSU modification.

Under ASC 718, a company must determine if awards issued under stock-based compensation plans should be accounted for as equity-classified awards or liability-classified awards. Based on the terms of the time-based RSUs, it was determined that each RSU should be bifurcated into an equity-classified RSU and a liability-classified RSU based on method of settlement. The components of the time-based RSUs that will be settled via issuance of shares are accounted for as equity-classified awards as ultimate vesting of the RSUs is achieved through fulfilling a service condition. Accordingly, the expense to be recorded over the requisite service period was based on the grant-date fair value of the RSUs. The component of the time-based RSUs that will be redeemed for cash will be accounted for as a liability-classified award due to the cash settlement feature. In accordance with ASC 718, the value of the liability awards will be marked-to-market each reporting period. Stock-based compensation expense, which was recorded as a component of “Selling, general and administrative expenses” in the Consolidated Statements of Operations, was approximately $3 million during the year ended December 31, 2015.

During 2014, there were 61,071 new RSUs granted to employees, which includes the 54,009 new RSUs discussed above.

During 2013, 142,861 RSUs either expired or were forfeited. In connection with the closure of the corporate headquarters, in Ann Arbor, Michigan, several employees elected to forfeit 92,514 unvested RSUs in exchange for a payment equal to 30% of the anticipated value of such RSU holder’s RSUs upon the occurrence of a Cypress Scenario vesting event. In connection with this exchange, the Company recorded approximately $3 million of expense during the year ended December 31, 2014, which is included as a component of “Selling, general and administrative expenses” in the Consolidated Statements of Operations.

During 2015, 22,856 RSUs were granted, of which 20,356 were performance and market based and 2,500 were time-based, with vesting occurring in four equal annual installments beginning January 1, 2016. The fair value of the time-based awards was $164.86 per share.

Stock-based compensation expense, which was recorded as a component of “Selling, general and administrative expenses” in the Consolidated Statements of Operations, was $3 million for the years ended December 31, 2015 and 2014.

As of December 31, 2015, 159,273 RSUs had been awarded and remained outstanding, 98,913 of such outstanding RSUs were performance and market-based and 60,360 were time-based. The fair value of the performance and market-based RSUs was determined using a market-based Monte Carlo simulation model as of the date of the 2014 modifications. Management also applied the same fair value to the performance and market-based RSUs awarded during the year ended December 31, 2015 as it was determined that the simulation model produced a fair value that within the range of indicative per share value based on preliminary calculations of merger consideration to be paid by MANN + HUMMEL as discussed in Note 1, “Description of Business and Basis of Presentation.” The Company’s weighted-average Monte Carlo fair value assumptions include:

	Cypress Scenario	IPO Scenario
Effective term	0.04 years	0.24 years
Fair value of an RSU	$173.66	$169.30
Expected expense (Dollars in millions)	$23	$23

It is estimated that the fair value of the time based RSUs using a market-based Monte Carlo simulation model on the date of the grant was approximately $15 million.

In the event that either of the performance or market-based conditions (Cypress Scenario or IPO Scenario) are met, the fair value of the RSUs will be recognized in stock-based compensation expense either (i) pro rata over the requisite service term including a cumulative catch-up related to service provided through the date the performance condition is met or (ii) in full once the respective market-based condition is met or (iii) in full if the requisite service period has already passed when the performance condition is met. If the vesting condition is met on the 98,913 performance and market-based RSUs, the amount of expense the Company would have to recognize is $17 million under the Cypress scenario or $17 million under the IPO scenario.

A rollforward of the outstanding RSU awards for the years ended December 31, 2013, 2014 and 2015 is as follows:

RSUs
Outstanding at January 1, 2013	242,000
Granted	106,369
Forfeited/expired	(142,861)
Outstanding at December 31, 2013	205,508
Granted	61,777
Cancelled	(157,963)
Grant of modified awards	157,963
Vested	(1,766)
Forfeited/expired	(81,214)
Outstanding at December 31, 2014	184,305
Granted	22,856
Settled	(13,065)
Vested	(20,699)
Forfeited/expired	(14,124)
Outstanding at December 31, 2015	159,273

At December 31, 2015, the total grant date fair value associated with the equity classified RSUs that has yet to be recognized in earnings is $4 million. This amount will be recognized ratably over the remaining vesting period, which is from January 1, 2016 to January 1, 2018. The fair value of the liability classified RSUs that has yet to be recognized in earnings is $3 million. While this amount will be recognized ratably over the remaining vesting period similar to the equity classified RSUs, the ultimate amount recognized in earnings will likely be different than the December 31, 2015 value as the outstanding awards will be remeasured to fair value each reporting period until the awards are settled in accordance with ASC 718.

Deferred Compensation Plan

The Company began offering a deferred compensation plan in 2008 that permitted certain employees to defer receipt of all or a portion of the amounts awarded under the non-equity incentive compensation plan. All amounts deferred were treated as being notionally invested in the common stock of Holdings. As such, the accounts under the plan reflect investment gains and losses associated with an investment in the Holdings common stock. The Company matches 25% of the deferral amount with an additional notional investment in common stock of Holdings, which is subject to vesting as provided in the plan. This plan was suspended in 2013. Deferred compensation expense, which is recorded as a component of “Selling, general and administrative expenses” in the Consolidated Statements of Operations, was zero, less than a million and $2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

14. PROPERTY, PLANT AND EQUIPMENT

The following table breaks out the property, plant and equipment in further detail:

	December 31,
(Dollars in millions)	2015	2014 (a)
Land	$7	$7
Buildings and building fixtures	47	43
Machinery and equipment	174	158
Software	15	14
Construction in progress	17	20
Property, plant and equipment, gross	260	242
Less: Accumulated depreciation	(145)	(133)
Property, plant and equipment, net	$115	$109
(a)	Excludes property, plant and equipment included in “Current assets of discontinued operations” in the Consolidated Balance Sheets.

Depreciation is recognized on a straight-line basis over an asset’s estimated useful life. The depreciation expense from continuing operations was $16 million, $16 million, and $15 million for 2015, 2014, and 2013, respectively.

15. OTHER ACCRUED EXPENSES

The following table breaks out the other accrued expenses in further detail:

	December 31,
(Dollars in millions)	2015	2014
Taxes other than income taxes	$6	$10
Interest payable	3	3
Return reserve	4	5
Accrued taxes payable	5	3
Accrued legal and professional fees	2	3
Accrued defective product	1	1
Accrued selling and marketing	5	2
Accrued freight	1	2
Accrued commissions expense	—	1
Accrued workers compensation	1	—
Accrued restructuring	1	3
Other	15	10
Other accrued expenses	$44	$43

The other accrued expenses primarily consist of accrued utilities and other miscellaneous accruals.

A reconciliation of the changes in return reserves is presented in the following table.

	Years Ended December 31,
(Dollars in millions)	2015 (2)	2014 (2)	2013 (1)(2)
Beginning balance January 1	$5	$6	$8
Amounts charged to revenue	6	6	19
Returns processed	(7)	(7)	(15)
Classified to discontinued operations	—	—	(6)
Ending balance December 31	$4	$5	$6
(1)

Includes the Chassis group, which is classified as discontinued operations that had amounts charged to revenue of $9 million in 2013 and returns processed of $6 million in 2013. The return reserve as of December 31, 2013 excludes $6 million in the Chassis group, which is classified in current liabilities of discontinued operations.

(2)	Excludes the ASA group, which is classified as discontinued operations as the amounts were immaterial for 2015, 2014 and 2013.

16. RESTRUCTURING OF OPERATIONS

Affinia’s restructuring activities, as described below, were undertaken to execute management’s strategy, streamline operations and to ultimately achieve net cost reductions. Costs related to these restructuring activities are reflected within “Selling, general and administrative expenses” in the Consolidated Statements of Operations. The restructuring charges consist of employee termination costs, other exit costs and impairment costs. Severance costs are being accounted for in accordance with ASC Topic 420, “Exit or Disposal Cost Obligations” and ASC Topic 712, “Compensation—Nonretirement Postemployment Benefits.” On October 15, 2013, Affinia announced that it would relocate its Ann Arbor, Michigan corporate headquarters to Gastonia, North Carolina, which is the location of the Filtration segment. As a result, the Company recorded charges associated with employee severance and other termination benefits. The transition to the new corporate headquarters was substantially completed by the end of the second quarter of 2014. On August 29, 2014, the Company and a major customer agreed to end their business relationship effective as of December 31, 2014. In connection with this, the Company reduced its sales force and recorded charges associated with severance and other benefits to the terminated employees.

The following table summarizes the restructuring charges and activity for the Company:

(Dollars in millions)	Total
Balance at December 31, 2013	$5
Charges to expense:
Employee termination benefits	8
Reductions:
Cash payments	(10)
Balance at December 31, 2014	$3
Charges to expense:
Employee termination benefits	—
Reductions:
Cash payments	(2)
Balance at December 31, 2015	$1

The following table shows the restructuring expenses by reportable segment:

(Dollars in millions)	2015	2014	2013
Filtration	$—	$1	$—
Corporate, eliminations and other	—	6	6
Total from continuing operations	$—	$7	$6
Discontinued operations	—	1	—
Total	$—	$8	$6

17. RELATED PARTY TRANSACTIONS

Mr. John M. Riess, one of the Company’s Board members, is the parent of J. Michael Riess, who is currently employed with Genuine Parts Company (NAPA) as vice president and general manager of southeast division. NAPA is the Company’s largest customer as a percentage of total net sales from continuing operations. NAPA accounted for 34%, 33% and 33% of the Company’s total net sales from continuing operations for the years ended December 31, 2015, 2014 and 2013, respectively.

See Note 4, “Discontinued Operations,” for additional related party disclosure associated with the sale of Pellegrino and Automotiva.

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

In 2013, the Venezuelan government authorized certain companies that operate in designated industry sectors to exchange a limited volume of VEFs for U.S. Dollars at a bid rate established via weekly auctions under what is known as SICAD 1. SICAD 1 auctions began in October 2013. However, SICAD 1 auctions are not indicative of a free market exchange as only designated industries may bid into individual auctions and the highest bids are not always recognized by the Venezuelan government. U.S. Dollars obtained through the SICAD 1 auctions can only be used to fund future import raw material purchases. In March 2014, another currency exchange mechanism (SICAD 2) became effective. SICAD 2 is intended to more closely resemble a market-driven exchange rate than the rates provided by Venezuela’s other regulated exchange mechanisms (i.e. the official rate and the SICAD 1 rate). Thus, as of March 31, 2014, entities were able to possibly convert VEFs at one of three legal exchange rates: official rate of 6.3 VEF to 1 U.S. Dollar, SICAD 1 rate of 10.7 VEF to 1 U.S. Dollar based on closing rate at last auction, and SICAD 2 rate of 50.86.

As a result of the multiple exchange rates available to settle transactions, at March 31, 2014, management reevaluated the exchange rates previously used for re-measurement, which had been the official rate of 6.3 VEF to 1 U.S. Dollar. While substantially all of the

Company’s import transactions for purchases of inventory had been pre-approved by the Venezuelan government at the official rate of 6.3 VEF to 1 U.S. Dollar, the Venezuelan government had not settled these transactions with vendors since November 2013. This, along with the introduction of the SICAD 1 and SICAD 2 market mechanisms, raised considerable doubts about the ability to ultimately settle transactions at the official rate in the future. Additionally, legislation enacted by the Venezuelan government in 2014 indicated that foreign investments are subject to the SICAD 1 rate rather than the official rate. While not the determinative factor, management viewed the passing of this legislation as a critical component in its assessment of the most representative rate to use for re-measurement purposes at March 31, 2014. Given the uncertainty of the exchange markets and the ultimate rate at which transactions may settle in the future, as well as consideration of the aforementioned legislation that was enacted earlier in 2014, the Company recorded a one-time devaluation of $7 million in the first quarter of 2014, which represented a move from the official rate to the SICAD 1 rate of 10.7 VEF to 1 U.S. Dollar. Of the $7 million devaluation charge, $5 million was recorded in the Filtration segment and $2 million was recorded in the former ASA segment. For the Filtration segment and the former ASA segment, respectively, this devaluation is reflected in “Other income and expenses, net” and “(Loss) income from discontinued operations, net of tax” in the Consolidated Statements of Operations.

In the fourth quarter of 2014, the Company recorded an immaterial devaluation to reflect the movement in the SICAD1 rate from 10.7 VEF to 12.0 VEF to 1 U.S. Dollar. During the first quarter of 2015, management continued to apply the rate of 12.0 VEF to 1 U.S. Dollar. However, in February 2015, the Marginal Currency System (“Simadi”) mechanism was introduced and implemented as part of law, resulting in the elimination of the SICAD 2 rate. The Simadi rate is a free market exchange where the rate is derived from daily private bidders and buyers exchanging offers through authorized agents and approved and published by the Venezuelan Central Bank. To date, the Company has had limited participation in the Simadi markets as a result of successful participation in multiple SICAD1 auctions. During the second quarter of 2015, the Company recorded an immaterial devaluation to reflect the movement in the SICAD 1 rate from 12.0 VEF to 12.8 VEF to 1 U.S. Dollar as a result of management’s successful participation in a SICAD 1 auction at a rate of 12.8 VEF to 1 U.S. Dollar, which was a 6.7% depreciation over the last auction held in the fourth quarter of 2014. During the third quarter of 2015, the Company recorded another immaterial devaluation to reflect the movement of the SICAD 1 rate from 12.8 VEF to 13.5 VEF to 1 U.S. Dollar as a result of the most recent SICAD 1 auction clearing rate. Management will continue to monitor the exchange rate mechanism in Venezuela, as well as the Company’s ability to continue to successfully access U.S. Dollar at a SICAD 1 rate, to determine whether a different exchange rate should be used in future periods, which would result in further devaluation charges being recorded.

In 2015, the Company’s Venezuelan subsidiaries represented approximately 12% of the Company’s consolidated net sales. The Venezuelan subsidiaries have total assets and liabilities of less than 10% of the Company’s total consolidated assets and liabilities at December 31, 2015.

In February 2016, the Venezuelan government devalued its currency and changed its official and most preferential exchange rate, which will continue to be used for purchases of certain essential goods, to 10 VEF per U.S. dollar from 6.3. The Venezuelan government said it will reduce its three-tier system of exchange rates to two tiers by eliminating the SICAD 1 rate, which last sold US dollars for 13.5 VEF per U.S. dollar. The government also said that beginning on February 18, 2016 the SIMADI exchange rate will be allowed to float freely beginning at a rate of approximately 203 VEF to the U.S. dollar. Management will continue to monitor the environment in Venezuela to determine whether further devaluation charges are required. At this time, management does not believe that the foreign exchange limitations or restrictions will have a material impact on the Company’s liquidity, cash flow or debt covenants.

19. FINANCIAL INFORMATION FOR GUARANTORS AND NON-GUARANTORS

Holdings (presented as “Parent” in the following schedules), through its wholly-owned subsidiary, Affinia (presented as “Issuer” in the following schedules), issued $250 million of Senior Notes on April 25, 2013. As of December 31, 2015, there were $250 million of Senior Notes outstanding. The notes were offered only to qualified institutional buyers and certain persons in offshore transactions

The Senior Notes are fully, irrevocably, unconditionally and jointly and severally guaranteed on a senior unsecured basis by the Company’s current and future domestic subsidiaries (the “Guarantors”). The Senior Notes are general obligations of the Issuer and guaranteed by the Parent and the Guarantors.

The following information presents Guarantor Condensed Consolidating Statements of Operations for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, Guarantor Condensed Consolidating Statements of Comprehensive Income for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, Guarantor Condensed Consolidating Balance Sheets as of December 31, 2015 and December 31, 2014 and Guarantor Condensed Consolidating Statements of Cash Flows for the years ended December 31, 2015, December 31, 2014 and December 31, 2013 of (i) the Parent, (ii) the Issuer, (iii) the Guarantors, (iv) the Non-Guarantors, and (v) eliminations to arrive at the information for the Company on a consolidated basis.

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Operations

For the Year Ended December 31, 2015

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$603	$442	$(146)	$899
Cost of sales	—	—	(491)	(339)	146	(684)
Gross profit	—	—	112	103	—	215
Selling, general and administrative expenses	—	(46)	(50)	(36)	—	(132)
Operating (loss) profit	—	(46)	62	67	—	83
Other income and expense, net	—	(3)	(2)	(2)	—	(7)
Interest expense	—	(51)	—	(4)	—	(55)
(Loss) income from continuing operations before income tax provision and equity in (loss) income, net of tax	—	(100)	60	61	—	21
Income tax provision	—	(3)	(2)	(15)	—	(20)
Equity in (loss) income, net of tax	(72)	31	(27)	—	68	—
Net (loss) income from continuing operations	(72)	(72)	31	46	68	1
Loss from discontinued operations, net of tax	—	—	—	(73)	—	(73)
Net (loss) income	$(72)	$(72)	$31	$(27)	$68	$(72)

Guarantor Condensed

Consolidating Statement of Comprehensive Income (Loss)

For the Year Ended December 31, 2015

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Net (loss) income	$(72)	$(72)	$31	$(27)	$68	$(72)
Other comprehensive (loss) income, net of tax:
Pension liability adjustment	(1)	(1)	—	(1)	2	(1)
Change in fair value of interest rate swaps	(4)	(4)	—	—	4	(4)
Reclassification into earnings from interest rate swaps	2	2	—	—	(2)	2
Change in fair value of derivatives	1	1	—	—	(1)	1
Reclassification into earnings from derivatives	(1)	(1)	—	—	1	(1)
Change in foreign currency translation adjustments	7	7	—	7	(14)	7
Total other comprehensive income	4	4	—	6	(10)	4
Total comprehensive (loss) income	$(68)	$(68)	$31	$(21)	$58	$(68)

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Operations

For the Year Ended December 31, 2014

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$684	$444	$(158)	$970
Cost of sales	—	—	(539)	(345)	158	(726)
Gross profit	—	—	145	99	—	244
Selling, general and administrative expenses	—	(39)	(68)	(36)	—	(143)
Operating (loss) profit	—	(39)	77	63	—	101
Other income and expense, net	—	(3)	(1)	(3)	—	(7)
Interest expense	—	(55)	—	(1)	—	(56)
(Loss) income from continuing operations before income tax provision and equity in income (loss), net of tax	—	(97)	76	59	—	38
Income tax provision	—	(8)	—	—	—	(8)
Equity in income (loss), net of tax	81	186	84	—	(351)	—
Net income (loss) from continuing operations	81	81	160	59	(351)	30
Income from discontinued operations, net of tax	—	—	26	25	—	51
Net income (loss)	$81	$81	$186	$84	$(351)	$81

Guarantor Condensed

Consolidating Statement of Comprehensive Income (Loss)

For the Year Ended December 31, 2014

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Net income (loss)	$81	$81	$186	$84	$(351)	$81
Other comprehensive income (loss), net of tax:
Pension liability adjustment	1	1	—	1	(2)	1
Change in fair value of interest rate swaps	(8)	(8)	—	—	8	(8)
Reclassification into earnings from interest rate swaps	2	2	—	2	(4)	2
Change in foreign currency translation adjustments	(28)	(28)	—	(28)	56	(28)
Total other comprehensive (loss) income	(33)	(33)	—	(25)	58	(33)
Total comprehensive income (loss)	$48	$48	$186	$59	$(293)	$48

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Operations

For the Year Ended December 31, 2013

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Net sales	$—	$—	$628	$426	$(144)	$910
Cost of sales	—	—	(506)	(325)	144	(687)
Gross profit	—	—	122	101	—	223
Selling, general and administrative expenses	—	(46)	(63)	(32)	—	(141)
Operating (loss) profit	—	(46)	59	69	—	82
Loss on extinguishment of debt	—	(15)	—	—	—	(15)
Other income and expense, net	—	(1)	—	(2)	—	(3)
Interest expense	—	(72)	—	(1)	—	(73)
(Loss) income from continuing operations before income tax benefit (provision) and equity in income (loss), net of tax	—	(134)	59	66	—	(9)
Income tax benefit (provision)	—	2	—	(16)	—	(14)
Equity in income (loss), net of tax	7	139	61	(2)	(207)	(2)
Net income (loss) from continuing operations	7	7	120	48	(207)	(25)
Income from discontinued operations, net of tax	—	—	19	13	—	32
Net income (loss)	$7	$7	$139	$61	$(207)	$7

Guarantor Condensed

Consolidating Statement of Comprehensive Income (Loss)

For the Year Ended December 31, 2013

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Net income (loss)	$7	$7	$139	$61	$(207)	$7
Other comprehensive income (loss), net of tax:
Pension liability adjustment	1	1	—	1	(2)	1
Change in fair value of interest rate swaps	9	9	—	—	(9)	9
Reclassification into earnings from interest rate swaps	(2)	(2)	—	—	2	(2)
Change in foreign currency translation adjustments	(19)	(19)	—	(19)	38	(19)
Total other comprehensive (loss) income	(11)	(11)	—	(18)	29	(11)
Total comprehensive (loss) income	$(4)	$(4)	$139	$43	$(178)	$(4)

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Balance Sheet

December 31, 2015

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$1	$—	$27	$—	$28
Restricted cash	—	—	—	6	—	6
Accounts receivable	—	(1)	35	46	—	80
Inventories, net	—	(2)	94	74	—	166
Other current assets	—	—	—	20	—	20
Total current assets	—	(2)	129	173	—	300
Property, plant and equipment, net	—	1	63	51	—	115
Investments and other assets	—	131	37	5	—	173
Intercompany investments	(308)	454	719	—	(865)	—
Intercompany (payables) receivables	—	(154)	(422)	576	—	—
Total assets	$(308)	$430	$526	$805	$(865)	$588
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$6	$55	$25	$—	$86
Notes payable	—	148	—	30	—	178
Other accrued expenses	—	10	16	18	—	44
Accrued payroll and employee benefits	—	2	1	5	—	8
Current liabilities of discontinued operations	—	6	—	—	—	6
Total current liabilities	—	172	72	78	—	322
Long-term debt	—	562	—	—	—	562
Deferred employee benefits and noncurrent liabilities	—	4	—	8	—	12
Total liabilities	—	738	72	86	—	896
Total shareholder’s (deficit) equity	(308)	(308)	454	719	(865)	(308)
Total liabilities and equity	$(308)	$430	$526	$805	$(865)	$588

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Balance Sheet

December 31, 2014

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$10	$—	$16	$—	$26
Restricted cash	—	—	—	4	—	4
Accounts receivable	—	—	44	45	—	89
Inventories, net	—	—	98	45	—	143
Other current assets	—	44	1	35	—	80
Current assets of discontinued operations	—	—	—	199	—	199
Total current assets	—	54	143	344	—	541
Property, plant and equipment, net	—	1	57	51	—	109
Investments and other assets	—	121	36	12	—	169
Intercompany investments	(221)	386	747	—	(912)	—
Intercompany receivables (payables)	—	48	(508)	460	—	—
Total assets	$(221)	$610	$475	$867	$(912)	$819
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$10	$70	$19	$—	$99
Notes payable	—	—	—	19	—	19
Other accrued expenses	—	15	15	13	—	43
Accrued payroll and employee benefits	—	9	4	3	—	16
Current liabilities of discontinued operations	—	—	—	58	—	58
Total current liabilities	—	34	89	112	—	235
Long-term debt	—	792	—	—	—	792
Deferred employee benefits and noncurrent liabilities	—	5	—	8	—	13
Total liabilities	—	831	89	120	—	1,040
Total shareholder’s (deficit) equity	(221)	(221)	386	747	(912)	(221)
Total liabilities and equity	$(221)	$610	$475	$867	$(912)	$819

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2015

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Elimination	Consolidated Total
Operating activities
Net cash provided by operating activities	$21	$5	$14	$2	$(21)	$21
Investing activities
Proceeds from sales of assets	—	91	—	—	—	91
Change in restricted cash	—	—	—	(2)	—	(2)
Additions to property, plant and equipment	—	(1)	(14)	(13)	—	(28)
Net cash provided by (used in) investing activities	—	90	(14)	(15)	—	61
Financing activities
Repayments of other debt	(21)	—	—	(17)	21	(17)
Proceeds from other debt	—	—	—	28	—	28
Dividend to shareholder	—	(21)	—	—	—	(21)
Repayments of term loans	—	(83)	—	—	—	(83)
Proceeds from stock options exercise	—	1	—	—	—	1
Other financing activities	—	(1)	—	—	—	(1)
Net cash (used in) provided by financing activities	(21)	(104)	—	11	21	(93)
Effect of exchange rates on cash	—	—	—	(6)	—	(6)
Change in cash and cash equivalents	—	(9)	—	(8)	—	(17)
Cash and cash equivalents at beginning of period	—	10	—	35	—	45
Cash and cash equivalents at end of period	$—	$1	$—	$27	$—	$28

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2014

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Elimination	Consolidated Total
Operating activities
Net cash provided by (used in) operating activities	$66	$(25)	$13	$32	$(66)	$20
Investing activities
Proceeds from sales of assets	—	149	—	—	—	149
Change in restricted cash	—	—	—	(4)	—	(4)
Additions to property, plant and equipment	—	—	(13)	(13)	—	(26)
Proceeds from sale of equity method investment	—	4	—	—	—	4
Other investing activities	—	3	—	—	—	3
Net cash provided by (used in) investing activities	—	156	(13)	(17)	—	126
Financing activities
Repayments of other debt	(66)	—	—	(10)	66	(10)
Proceeds from other debt	—	—	—	7	—	7
Dividend to shareholder	—	(66)	—	—	—	(66)
Repayments of term loans	—	(123)	—	—	—	(123)
Net cash used in financing activities	(66)	(189)	—	(3)	66	(192)
Effect of exchange rates on cash	—	—	—	(10)	—	(10)
Change in cash and cash equivalents	—	(58)	—	2	—	(56)
Cash and cash equivalents at beginning of period	—	68	—	33	—	101
Cash and cash equivalents at end of period	$—	$10	$—	$35	$—	$45

Affinia Group Intermediate Holdings Inc.

Guarantor Condensed

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2013

(Dollars in millions)	Parent	Issuer	Guarantor	Non- Guarantor	Elimination	Consolidated Total
Operating activities
Net cash provided by operating activities	$352	$61	$17	$21	$(352)	$99
Investing activities
Investments in companies, net of cash acquired	—	—	—	(1)	—	(1)
Additions to property, plant and equipment	—	(1)	(17)	(13)	—	(31)
Net cash used in investing activities	—	(1)	(17)	(14)	—	(32)
Financing activities
Repayment on secured notes	—	(195)	—	—	—	(195)
Repayment on subordinated notes	—	(367)	—	—	—	(367)
Dividend to shareholder	(352)	(352)	—	—	352	(352)
Repayment on term loans	—	(3)	—	—	—	(3)
Payment of deferred financing costs	—	(15)	—	—	—	(15)
Proceeds from term loans	—	667	—	—	—	667
Proceeds from senior notes	—	250	—	—	—	250
Net cash used in financing activities	(352)	(15)	—	—	352	(15)
Effect of exchange rates on cash	—	—	—	(2)	—	(2)
Change in cash and cash equivalents	—	45	—	5	—	50
Cash and cash equivalents at beginning of period	—	23	—	28	—	51
Cash and cash equivalents at end of period	$—	$68	$—	$33	$—	$101

20.  RECONCILIATION OF PREVIOUSLY REPORTED AMOUNTS TO AMOUNTS REVISED AND RESTATED

As described in Note 1, “Description of Business and Basis of Presentation,” we have identified certain misstatements relating to prior years’ consolidated financial statements and have corrected these prior period misstatements in the accompanying consolidated financial statements. The impacts of these changes on selected financial amounts within the accompanying consolidated financial statements are summarized below:

	Year Ended December 31, 2014
Consolidated Statement of Operations:	As Previously Reported (1)	Reclassification of Discontinued Operations (2)	Correction of Prior Period Misstatement (3)	As Reclassified and Restated (4)
Net sales	$1,396	$(421)	$(5)	$970
Cost of sales	(1,056)	338	(8)	(726)
Gross profit	340	(83)	(13)	244
Selling, general and administrative expenses	(199)	51	5	(143)
Operating profit	141	(32)	(8)	101
Other income and expense, net	(13)	—	6	(7)
Income (loss) from continuing operations before income tax provision, equity in loss, net of tax and noncontrolling interest, net of tax	72	(32)	(2)	38
Income tax provision	(19)	10	1	(8)
Net (loss) income from continuing operations	53	(22)	(1)	30
(Loss) income from discontinued operations, net of tax	29	22	—	51
Net (loss) income	82	—	(1)	81
Net (loss) income attributable to the Company	$82	$—	$(1)	$81

Net (loss) income	82	—	(1)	81
Total comprehensive (loss) income	$49	$—	$(1)	$48

	Year Ended December 31, 2013
Consolidated Statement of Operations:	As Previously Reported (1)	Reclassification of Discontinued Operations (2)	Correction of Prior Period Misstatement (3)	As Reclassified and Restated (4)
Net sales	$1,361	$(446)	$(5)	$910
Cost of sales	(1,043)	356	—	(687)
Gross profit	318	(90)	(5)	223
Selling, general and administrative expenses	(200)	55	4	(141)
Operating profit	118	(35)	(1)	82
Income (loss) from continuing operations before income tax provision, equity in loss, net of tax and noncontrolling interest, net of tax	29	(37)	(1)	(9)
Income tax provision	(22)	10	(2)	(14)
Net (loss) income from continuing operations	5	(27)	(3)	(25)
(Loss) income from discontinued operations, net of tax	5	27	—	32
Net (loss) income	10	—	(3)	7
Net (loss) income attributable to the Company	$10	$—	$(3)	$7

Net (loss) income	10	—	(3)	7
Total comprehensive (loss) income	$(1)	$—	$(3)	$(4)

	Year Ended December 31, 2014
Consolidated Balance Sheet:	As Previously Reported (1)	Reclassification of Discontinued Operations (2)	Correction of Prior Period Misstatement (3)(5)	As Reclassified and Restated(4)
Assets
Trade accounts receivable	$145	$(56)	$—	$89
Inventories, net	214	(70)	(1)	143
Property, plant and equipment, net	123	(14)	—	109
Other intangible assets, net	54	—	(1)	53
Deferred income taxes	97	—	—	97

Accumulated deficit
Accumulated deficit	(622)	—	(2)	(624)

Statement of shareholder’s equity (deficit):	Year Beginning January 1, 2013
Beginning accumulated deficit, as previously reported (1)	$(296)
Prior-period adjustment (3)	2
Beginning accumulated deficit, as restated (4)	$(294)

(1)	Amounts reported in the Company’s 2014 Annual Report on Form 10-K.
(2)	Reflects the effect of reclassifying the former ASA segment to discontinued operations for the years ended December 31, 2014 and 2013, and as of December 31, 2014, to conform to current presentation.
(3)

Reflects the correction of misstatements identified related to previously issued financial statements related to inventory, property, plant and equipment, intangible assets, income taxes and liabilities associated with customer cash discounts. In addition, these numbers reflect the correction of classifications related to previously issued financial statements between net sales and selling, general and administrative expenses, other expense and cost of goods sold.

(4)

Reflects the resulting amounts in the accompanying Consolidated Statements of Operations for the years ended December 31, 2014 and 2013, and in the accompanying Consolidated Balance Sheets as of December 31, 2014.

(5)

Reflects the correction of misstatements identified related to previously issued financial statements and notes to the financial statements.  Due to the immateriality of certain misstatements, certain amounts in the column “Correction of Prior Period Misstatement” (“Trade accounts receivable” and “Property, plant and equipment, net”) round to zero and are presented as such.  However, all amounts reflected in the “As Reclassified and Restated” column represent the actual amounts reported on the Consolidated Balance Sheets.

As a result of the correction of amounts reflected in the consolidated financial statements, the Company has adjusted prior year amounts in Note 3, “Segment Information,” Note 7, “Inventories,” Note 9, “Income Taxes,” Note 12, “Other Intangible Assets,” Note 14, “Property, Plant and Equipment,” and Note 19, “Financial Information for Guarantors and Non-Guarantors” to reflect the impacts on the previously reported financial information.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, the Company’s principal executive officer and the Company’s principal financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2015, the end of the period covered by this annual report.

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

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2015, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below is certain information concerning the individuals serving as the Company’s executive officers and members of its Board.

Keith A. Wilson, Jr.	54

President and Chief Executive Officer. Mr. Wilson assumed his current position on April 1, 2014. He served as President, Global Filtration Group from January 2008 to April 2014 and as Vice President and General Manager of Wix Filtration Products Division from 2000 to January 2008. He has been a member of the AASA Board of Governors since 2009 and, in 2015, became its Vice Chairman. Mr. Wilson earned a B.A. in Marketing and Management from Ball State University.

Steven P. Klueg	47

Senior Vice President, Chief Financial Officer and Treasurer. Mr. Klueg assumed his current position on October 21, 2013. Mr. Klueg served as the Chief Financial Officer of ReCommunity Recycling from August 2011 to October 2013, as Vice President and Treasurer of World Fuel Services Corporation from August 2008 to August 2011 and as the Assistant Treasurer of Ingersoll Rand Corporation from April 2005 to August 2008. Mr. Klueg earned a B.A. in Accounting from Ohio University and an M.B.A. from Ohio State University. Mr. Klueg is a certified public accountant and a certified managerial accountant.

Timothy M. Ciurlik	50

Senior Vice President, International Operations. Mr. Ciurlik assumed his current position on April 1, 2014. He served as Vice President of Finance for the Company’s Global Filtration Operations from January 2010 to April 2014 and as Division Controller from 2001 to December 2009. Mr. Ciurlik earned a B.A. in Accounting from Miami University and an M.B.A. from Northwestern University.

Gregory R. Dillman	57

Senior Vice President, North American Operations. Mr. Dillman assumed his current position on April 1, 2014. He served as Vice President of Engineering for Wix Filtration from 2010 to April 2014 and as the plant manager for the Wix Filtration master distribution center from 2006 to 2010. Mr. Dillman earned a B.S. in Chemistry from Purdue University.

David E. Sturgess	60

Senior Vice President, General Counsel and Secretary. Mr. Sturgess assumed his current position on April 14, 2014. He served as General Counsel of ReCommunity Recycling from August 2011 to March 2014 and as a partner at the law firm Updike, Kelly & Spellacy from January 1998 to August 2011. He has been a member of the Association of Corporate Counsel’s national and Charlotte chapters since 2011. From 2008 to 2011, he was a member of the board of directors of the University of Connecticut Research and Development Corporation and, at various times from 2000 to 2011, he was Chairman and/or a member of the board of directors of each of the Connecticut Venture Group, Crossroads Venture Capital Fair, and Community Health Charities of New England. He earned a B.S. in Finance from the University of Connecticut and a J.D. from Duke University School of Law.

Kay Teixeira	63

Senior Vice President, Human Resources. Ms. Teixeira assumed her current position on April 1, 2014. She served as Vice President of Human Resources for the Company’s Filtration business from 2009 to March 2014. From 2003 until 2009, Ms. Teixeira was the Division Director of HR for Wix Filtration. She currently serves as a member of the board of directors of the Gaston County, North Carolina YMCA executive board of directors and human resource advisor for Habitat for Humanity of Gaston County. Ms. Teixeira earned a B.B.A. and M.B.A. in Human Resources Management from American Intercontinental University.

David A. McColley	60

Senior Vice President, Marketing and Sales. Mr. McColley assumed his current position on April 1, 2014. He served as Vice President of Marketing & Product Management for Wix Filtration from 2005 to March 2014. He currently serves as Chairman of the Filter Manufacturers Council and is on the board of trustees of the University of the Aftermarket Foundation.

Karl J. Westrick	44

Chief Information Officer. Mr. Westrick assumed his current position on April 1, 2014. He served as the Plant Manager for the Company’s filtration master distribution center from 2010 to March 2014 and as Plant Controller for a filtration plants operated by the Company from 2003 to 2010. Mr. Westrick earned a B.A. in Business Administration and Accounting from the University of Toledo.

William M. Lasky	68

Director. Mr. Lasky joined the Board on January 1, 2011. In November 2015, Mr. Lasky joined the board of Alloy Wheel Repair Specialists, Inc. as its Chairman. He served on Accuride Corporation’s board of directors from 2007 to 2012 and as its Chairman from 2009 until 2012. Additionally, Mr. Lasky served as President and Chief Executive Officer of Accuride Corporation from September 2008 to February 2011. Accuride Corporation filed for protection under Chapter 11 of the United States Bankruptcy Code in 2009 and emerged from the Chapter 11 proceedings in 2010. Mr. Lasky is also Chairman of the board of directors of Stoneridge, Inc. Previously, he served as Chairman, President & Chief Executive Officer of JLG Industries and spent much of his career with Dana Corporation. Mr. Lasky earned a B.A. in Finance from Norwich University and graduated from the Harvard Business School’s Advanced Management Program.

James S. McElya	68

Director. Mr. McElya joined the Board on January 1, 2011. Since October 2013, Mr. McElya has served as a director for Superior Industries. Mr. McElya is past Chairman of Cooper Standard Holdings Inc. and its principal operating company, Cooper Standard Automotive. Cooper Standard filed for protection under Chapter 11 of the United States Bankruptcy Code in August 2009 and emerged from the Chapter 11 proceedings in May 2010. He served as Chief Executive Officer and as Corporate Vice President of Cooper Tire & Rubber Company, the parent company of Cooper Standard, until 2004. Mr. McElya formerly served on the board of directors of BPI Holdings International Inc. Mr. McElya has also served as President of Siebe Automotive Worldwide and over a 22-year period held various senior management positions with Handy & Harman. Mr. McElya is a past chairman of the Motor Equipment Manufacturers Association and Original Equipment Supplier Association.

Donald J. Morrison	55

Director. Mr. Morrison joined the Board on December 1, 2004. Mr. Morrison is also on the board of directors of Give & Go Prepared Foods. Until December 2015, Mr. Morrison was an Executive Vice President and Senior Managing Director with OMERS Private Markets, which makes private equity and infrastructure investments on behalf of OMERS, one of Canada’s largest pension funds. Before joining OMERS, Mr. Morrison spent over ten years with PricewaterhouseCoopers LLP in Corporate Finance and eight years as Senior Vice President and a member of the Senior Management Investment Committee of Working Ventures, a venture capital fund. Mr. Morrison has served on the boards of directors of over 20 public and private companies. Mr. Morrison earned a B. Commerce from the University of Toronto and is a Chartered Accountant, Chartered Insolvency and Restructuring Practitioner, and a Chartered Director.

Joseph A. Onorato	67

Director. Mr. Onorato joined the Board on December 1, 2004. Mr. Onorato served as Senior Vice President and Chief Financial Officer for the Aftermarket Group of Dana Corporation from July 1998 until his retirement in September 2000. Mr. Onorato served as Vice President and Chief Financial Officer of Echlin, Inc. until it was acquired by Dana Corporation in July 1998. He previously served as Vice President and Treasurer of Echlin, Inc. from 1994 to 1997. Mr. Onorato worked for PricewaterhouseCoopers LLP from 1971 to 1977. Mr. Onorato serves on the board of directors of Mohawk Industries Inc., where he is Chairman of the Audit Committee and a member of the Compensation Committee, and formerly served on the board of directors of BPI Holdings International Inc. Mr. Onorato earned a B.S. in Accounting from Quinnipiac University.

John M. Riess	74

Director. Mr. Riess joined the Board on December 1, 2004. He formerly served as Chairman and Chief Executive Officer of Breed Technologies, Inc. from 2000 until his retirement in 2003. Before then, Mr. Riess held various management and executive positions with the Gates Rubber Company, including serving as Chairman of its board of directors and its Chief Executive Officer from 1997 to 1999. Mr. Riess formerly served on the board of directors of Formed Fiber Technologies, Inc. Mr. Riess earned a B.S. in Business Administration from Drake University.

James A. Stern	65

Director. Mr. Stern joined the Board on December 1, 2004. Mr. Stern is also a director of CYS Investments and OHA Investments. Mr. Stern is Chairman and Chief Executive Officer of Cypress Group, a position he has held since 1994. Mr. Stern headed Lehman Brothers’ Merchant Banking Group before leaving that firm to help found Cypress. During his 20-year tenure with Lehman Brothers, he held various senior management positions, served as co-head of investment banking and was a member of the operating committee. Mr. Stern formerly served on the board of directors of Lear Corporation, Inc., Med Pointe, Inc. and Cooper-Standard Automotive Inc. Mr. Stern earned a B.S. in Civil Engineering from Tufts University, and served as Chairman of the board of trustees of Tufts University until November 2013.

Section 16(a) Beneficial Ownership Reporting Compliance

Not Applicable.

Board Composition and Director Qualifications

The Company’s Board currently consists of one class of six directors who serve until resignation or removal. The Board seeks to ensure that it is composed of members whose particular experience, qualifications, attributes and skills, when taken together, will allow the Board to satisfy its oversight responsibilities effectively. In that regard, the Nominating Committee is responsible for recommending candidates for all directorships to be filled by the Board (that is, directorships other than those to be filled in accordance with the Stockholders Agreement described below). In identifying candidates for membership on the Board, the Nominating Committee takes into account (i) minimum individual qualifications, such as high ethical standards, integrity, maturity, careful judgment, industry knowledge or experience and an ability to work collegially with the other members of the Board and (ii) all other factors that it considers appropriate, including alignment with the Company’s stockholders.

Pursuant to the Amended and Restated Stockholders Agreement dated as of November 30, 2012, as amended (“Stockholders Agreement”) among Affinia Group Holdings Inc. (“Holdings”), various Cypress funds, OMERS, The Northwestern Mutual Life Insurance Company, California State Teachers’ Retirement System and Stockwell Fund, L.P., the number of directors serving on the Board will be no less than seven and no more than eleven. The Stockholders Agreement entitles Cypress to designate three directors. Cypress currently has appointed Mr. Stern and Mr. McElya. As long as OMERS members own in the aggregate at least 50% of the number of shares owned by them on November 30, 2004, OMERS is entitled to designate one director, who currently is Mr. Morrison. Cypress is entitled to designate up to three directors not affiliated with any of the parties to the Stockholders Agreement, who currently are Mr. Onorato, Mr. Riess and Mr. Lasky. Additionally, the Stockholders Agreement entitles the individual serving as Chief Executive Officer and another individual serving as one of the Company’s senior officers to seats on the Board. Those two seats are currently vacant. The Stockholders Agreement also provides that the Nominating Committee of the Board may from time to time select two additional individuals who must be independent to serve as Directors.

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

Each of Messrs. Lasky, McElya, Onorato and Riess possesses substantial expertise in advising and managing companies related to the aftermarket replacement parts industry. Mr. Onorato has significant experience in finance and accounting within the aftermarket industry, having served as Senior Vice President and Chief Financial Officer for the Aftermarket Group at Dana Corporation from 1998 to 2000 and, prior to that, as an officer at Echlin Inc., in financial positions of increasing responsibility over 19 years, including as Chief Financial Officer. Mr. Riess has extensive business experience in the aftermarket replacement parts industry and has experience in management, having served as Chairman and Chief Executive Officer of Breed Technologies, Inc. and Gates Rubber Company. Mr. Lasky has extensive business experience in the manufacturing industry and in the aftermarket replacement parts industry, having served in management roles in the Company’s filtration business when it was owned by Dana Corporation, as well as substantial experience in management, having served as Chairman and Chief Executive Officer of both Accuride Corporation and JLG Industries. Mr. McElya has substantial manufacturing experience and experience in management, having served as Chairman and Chief Executive Officer of Cooper Standard Holdings Inc. and in management positions of increasing responsibility over his prior career.

Board Committees

Audit Committee

The Company has an Audit Committee, consisting of Mr. Onorato (Chairman), Mr. Lasky, Mr. Morrison and Mr. Riess. Mr. Onorato is the Company’s “audit committee financial expert” as such term is defined in Item 407(d) (5) of Regulation S-K. Additionally, Mr. Onorato is an independent director.

The purpose of the Audit Committee is to assist the Board in overseeing and monitoring: (i) the quality and integrity of the Company’s financial statements; (ii) the Company’s compliance with legal and regulatory requirements; (iii) the Company’s independent registered public accounting firm’s qualifications and independence; (iv) the performance of the Company’s internal audit function; and (v) the performance of the Company’s independent registered public accounting firm.

The written charter for the Audit Committee is available on the Company’s website at www.affiniagroup.com.

Compensation Committee

The Company has a Compensation Committee, consisting of Mr. Stern (Chairman), Mr. Riess, Mr. Onorato and Mr. McElya. The purpose of the Compensation Committee is to assist the Board in executing its responsibilities relating to: (i) setting the Company’s compensation program and compensation of the its executive officers and directors; (ii) monitoring the Company’s incentive and equity-based compensation plans; and (iii) preparing the compensation committee report required to be included in the Company’s annual report on Form 10-K under the rules and regulations of the SEC.

The written charter for the Compensation Committee is available on the Company’s website at www.affiniagroup.com.

Nominating Committee

The Company has a Nominating Committee, consisting of Mr. Onorato and Mr. Morrison.

The purpose of the Company’s Nominating Committee is to assist the Board in executing its responsibilities relating to: (i) developing and recommending criteria for selecting new directors; (ii) screening and recommending to the Board individuals qualified to become executive officers; and (iii) handling such other matters as are specifically delegated to the Nominating Committee by the Board.

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

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary

The primary objectives of the Company’s compensation program are to attract and retain talented executives to lead the company and promote the Company’s short- and long-term growth. The Company’s compensation program establishes a link between sustained corporate performance and individual rewards, such as ownership opportunities for the Company’s executives and key employees. The Company believes that this link ensures a balance between delivering near-term results and creating long-term value for the Company’s investors.

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

The named executive officers (“Named Executive Officers”) for the fiscal year ended December 31, 2015 were: Keith A. Wilson, Jr. (President and Chief Executive Officer), Steven P. Klueg (Senior Vice President, Chief Financial Officer and Treasurer), David E. Sturgess (Senior Vice President, General Counsel and Secretary), Gregory R. Dillman (Senior Vice President, North American Operations) and Timothy M. Ciurlik (Senior Vice President, International Operations).

Compensation Committee Role

The Compensation Committee, composed entirely of non-management directors, administers the Company’s executive compensation program. The role of the Compensation Committee is to oversee the Company’s compensation and benefit plans and policies, administer Holding’s 2005 Stock Plan (including reviewing and approving equity grants to executive officers), establish annual goals and objectives for the Company’s Chief Executive Officer, and review and approve annually all compensation decisions relating to executive officers, including the Company’s Named Executive Officers. The Compensation Committee recognizes the importance of maintaining sound principles for the development and administration of compensation and benefit programs, as well as ensuring that the Company maintains strong links between executive pay and performance. The Compensation Committee’s charter details the Compensation Committee’s specific responsibilities and functions. The Compensation Committee annually reviews its charter, with the most recent review occurring at the Compensation Committee’s December 9, 2015 meeting. The full text of the Compensation Committee’s charter is available on the Company’s website at www.affiniagroup.com. The Compensation Committee’s membership is determined by the Board of Directors and its meeting agendas are established by the Chair of the Compensation Committee. The Company’s Chief Executive Officer, Chief Financial Officer and General Counsel generally attend meetings of the Compensation Committee, but do not attend executive sessions and do not participate in determining their specific compensation. There were three formal meetings of the Compensation Committee in 2015, all of which included an executive session. Executive sessions are held with members of the Compensation Committee only. The Compensation Committee holds meetings in person and by telephone and also considers and takes action by written consent.

General Compensation Philosophy and Elements of Compensation

The Compensation Committee believes that compensation paid to executive officers should be closely aligned with the Company’s performance on a short-term and long-term basis, and that such compensation should enable the Company to attract, motivate and retain key executives critical to the Company’s long-term success. Total compensation should be structured to ensure that a significant portion of compensation opportunity will be directly related to factors that drive future financial and operating performance and align the Company’s executive officers’ long-term interests with those of its investors. To that end, the Compensation Committee has determined that the total compensation program for executive officers should consist of the following elements:

(A)	Base Salaries

The Company pays each executive officer a base salary based on the executive’s historical base salary, whether the executive’s position or responsibilities associated with the executive’s position have changed, whether the complexity or scope of the executive’s responsibilities has increased, and how the executive’s position relates to other executives and their rate of base salary. While a significant portion of each executive officer’s compensation is “at risk” in the form of non-equity incentive awards (annual cash performance bonuses) and long-term equity incentive awards, the Compensation Committee believes that executive officers should also have the stability and predictability of fixed base salary payments.

(B)	Non-Equity Incentive Awards

For fiscal 2015, the Compensation Committee determined that amounts payable under the cash incentive award program would depend on the Filtration segment EBITDA performance adjusted for certain expenses and excluding the impacts of foreign currency. For Messrs. Wilson, Klueg, Sturgess, Dillman, Ciurlik and the other executive officers at the corporate level, in order to emphasize the Company’s performance, the Compensation Committee determined that the Filtration segment EBITDA adjusted for certain expenses would determine 100% of their target bonus opportunity.

The Company established the Filtration segment EBITDA performance levels for the 2015 non-equity incentive awards such that the threshold performance level was 95% of the target performance levels, the target performance levels required significant improvement over actual 2014 performance, and the maximum performance levels were substantially more challenging to achieve. Details on the calculation of non-equity incentive plan awards for fiscal 2015 appear below under “Narrative Disclosure to Grants of Plan-Based Awards in 2015 Table.”

The Company has also adopted a non-qualified deferred compensation program pursuant to which the Company’s executive officers may elect to defer all or a portion of their non-equity incentive awards. Any deferred amount is notionally invested in Holdings’ common stock and a portion is matched in the form of an additional notional investment in Holdings’ common stock. The principal terms of the non-qualified deferred compensation program appear below under “Non-Qualified Deferred Compensation for 2015.” For fiscal years 2013 and 2014, the Compensation Committee determined to suspend the program, and the program remained suspended for fiscal 2015. At the end of 2015, the Compensation Committee decided to terminate the non-qualified deferred compensation program after final disbursements are made in 2016.

(C)	Long-Term Equity Incentive Awards

The Company provides long-term equity incentive awards in the form of restricted stock units (“RSUs”) to each of the Company’s executive officers. The Compensation Committee believes that these awards align the interests of the executive officers with those of the Company’s investors and provides an effective incentive for the executive officers to remain with the Company. The principal terms of the RSU grants are described below under “Outstanding Equity Awards at 2015 Fiscal Year-End.”

(D)	Certain Other Benefits

The Company provides its executive officers with those benefits and perquisites that are believed to assist the Company in retaining their services. Some of these benefits are available to the Company’s employees generally (e.g., contributions to a defined contribution (401(k)) plan, health care coverage and paid vacation days) and some are available to a more limited number of key employees, including the Named Executive Officers (e.g., car allowances). The specific benefits provided to each Named Executive Officer are described in the “All Other Compensation” column of the “Summary Compensation Table” and in the “Incremental Cost of Perquisites and Other Compensation in 2015 Table.”

Executive compensation decisions are based primarily upon the Company’s assessment of each executive’s leadership and operational performance and potential to enhance long-term shareholder value. The Company relies on its judgment about each individual (and not on rigid formulas or temporary fluctuations in business performance) in determining the optimal magnitude and mix of compensation elements and whether each payment or award provides an appropriate incentive for performance that sustains and enhances long-term shareholder value. Key factors affecting the Company’s judgment include the executive officer’s performance compared to the financial, operational and strategic goals established for the executive at the beginning of the year; nature, scope and level of responsibilities; contribution to the Company’s financial results, particularly with respect to key metrics such as EBITDA, net working capital and cash flow; effectiveness in leading the Company’s restructuring plans and contribution to the Company’s commitment to corporate responsibility, including success in creating a culture of integrity and compliance with applicable laws and the Company’s ethics policies. The importance of each factor varies by individual. The Company also considers each executive’s current salary and prior-year bonus, the recommendations of the Company’s Chief Executive Officer regarding compensation for the executives he directly supervises, the appropriate balance between incentives for long-term and short-term performance and the compensation paid to the executive’s peers within the Company. From time to time, the Compensation Committee also receives independent advice on competitive practices from nationally-recognized compensation advisors. When using peer data to evaluate executive compensation, the Compensation Committee may consider ranges of compensation paid by others for a particular position, both by reference to comparative groups of companies of similar size and stature and, more particularly, a group comprised of the Company’s direct competitors, as one point of reference when making compensation decisions regarding total compensation or particular elements of compensation under consideration. The Compensation Committee does not typically use information with respect to the Company’s peer companies and other comparable public companies to establish targets for total compensation, or any element of compensation, or otherwise numerically benchmark its compensation decisions. For example, the Compensation Committee has in prior years reviewed pay data for a range of companies in connection with the review of base salaries for the Company’s Named Executive Officers. The Compensation Committee did not, however, use third-party data in establishing fiscal 2015 compensation for the Named Executive Officers. None of the Named Executive Officers (including the Chief Executive Officer) participate in determining their specific compensation. In addition, the Company reviews the total compensation potentially payable to, and the benefits accruing to, the executive, including (i) current value of outstanding equity incentive awards and (ii) potential payments under each executive’s employment agreement upon termination of employment or a change in control.

Employment, Severance and Change in Control Agreements

On July 21, 2005, the Company entered into an employment agreement with Mr. Wilson. On December 15, 2008, the Company entered into an amended and restated employment agreement (the “Wilson Employment Agreement,” and, as further amended, the “Amended Wilson Employment Agreement”) with Mr. Wilson to effectuate certain non-material amendments for compliance with Section 409A of the Internal Revenue Code (“Section 409A”). The Company amended the Wilson Employment Agreement on the following dates for the following reasons: on August 11, 2010, to effectuate certain non-material clarifications to the termination provisions thereof; on August 29, 2012, to extend the term of employment upon a change of control; and on June 23, 2015, to redefine “good reason.”

The Amended Wilson Employment Agreement has an initial employment term which commenced as of May 1, 2005 and is automatically extended for successive one-year periods on each December 31 unless either party provides the other 90 days prior written notice that the employment term will not be so extended. Under the Amended Wilson Employment Agreement, Mr. Wilson is entitled to a specified base salary, subject to increases, if any, as determined by the Compensation Committee. Effective January 1, 2015, the base salary for Mr. Wilson pursuant to his employment agreement was $618,000, subject to increases from time to time. In addition, the Amended Wilson Employment Agreement provides that Mr. Wilson is eligible to earn target annual cash incentive awards as a percentage of base salary (up to 100%) upon the achievement of performance goals established by the Compensation Committee. Mr. Wilson is entitled to higher awards for performance in excess of targeted performance goals, lower awards for performance that does not meet targeted performance goals and no award for performance that does not exceed threshold performance goals. If Mr. Wilson’s employment is terminated by the Company without cause or if he resigns for good reason, he will be entitled to (i) an amount equal to two times his annual base salary and Average Bonus (as defined in the Wilson Employment Agreement) and (ii) continued medical and dental coverage for a 24-month period.

On October 11, 2013, the Company entered into a letter agreement with Mr. Klueg outlining the principal terms of his employment relationship with the Company as Senior Vice President and Chief Financial Officer which agreement was amended on May 1, 2014 to provide for “good reason” separation benefits, on May 8, 2015, to redefine “good reason” and clarify separation benefits and on June 23, 2015 to redefine “good reason” and to ensure compliance with Section 409A (the “Klueg Letter Agreement”). Mr. Klueg’s current annual base salary is $347,750 and he is eligible to earn an annual bonus targeted at 80% of his base salary under Affinia’s annual cash incentive award plan. Mr. Klueg is also entitled to a monthly car allowance of $1,250. If Mr. Klueg’s employment is terminated by the Company without cause or if he resigns employment for good reason, he will be entitled to (i) an amount equal to his annual base salary, payable in equal installments for 12 consecutive months, and (ii) continued medical and dental coverage during such 12-month period.

On April 14, 2014, the Company entered into a letter agreement with Mr. Sturgess outlining the principal terms of his employment relationship with the Company as Senior Vice President, General Counsel and Secretary, which agreement was amended on May 8, 2015 to redefine “good reason” and clarify separation benefits and on June 23, 2015 to redefine “good reason” and to ensure compliance with Section 409A (the “Sturgess Letter Agreement”). Mr. Sturgess’ annual base salary is currently $270,400 and he is eligible to earn an annual bonus targeted at 50% of his base salary under Affinia’s annual cash incentive award plan. Mr. Sturgess is also entitled to a monthly car allowance of $1,250. If Mr. Sturgess’ employment is terminated by the Company without cause or if he resigns employment for good reason, he will be entitled to (i) an amount equal to his annual base salary, payable in equal installments for 12 consecutive months, and (ii) continued medical and dental coverage during such 12-month period.

On May 7, 2015, the Company entered into a letter agreement with Mr. Ciurlik outlining, among other matters, the terms of his severance arrangement with the Company, which agreement was amended on June 23, 2015 to redefine “good reason” and to ensure compliance with Section 409A (the “Ciurlik Letter Agreement”). Mr. Ciurlik’s annual base compensation is currently $249,600 and he is eligible to earn an annual bonus targeted at 50% of his base compensation under Affinia’s annual cash incentive award plan. Pursuant to the terms of the Ciurlik Letter Agreement, if Mr. Ciurlik’s employment is terminated by the Company without cause or if he resigns employment for good reason, he will be entitled to (i) an amount equal to his annual base salary, payable in equal installments for 12 consecutive months, and (ii) continued medical and dental coverage during such 12-month period.

On May 7, 2015, the Company entered into a letter agreement with Mr. Dillman outlining, among other matters, the terms of his severance arrangement with the Company, which agreement was amended on June 23, 2015 to redefine “good reason” and to ensure compliance with Section 409A (the “Dillman Letter Agreement”). Mr. Dillman’s annual base compensation is currently $194,376 and he is eligible to earn an annual bonus targeted at 50% of his base compensation under Affinia’s annual cash incentive award plan. Pursuant to the terms of the Dillman Letter Agreement, if Mr. Dillman’s employment is terminated by the Company without cause or if he resigns employment for good reason, he will be entitled to (i) an amount equal to his annual base salary, payable in equal installments for 12 consecutive months, and (ii) continued medical and dental coverage during such 12-month period.

For purposes of each applicable employment agreement, “cause” generally means (i) willful and continued failure of the executive to perform such executive’s duties after written notice and a failure to remedy the deficiency, (ii) a conviction or plea of guilty or no contest to a felony or a crime involving moral turpitude or the property or business of the Company, (iii) willful malfeasance or willful misconduct in the performance of the executive’s duties to the Company or (iv) the executive’s breach of the non-competition, confidentiality and other provisions of the applicable employment agreement.

For purposes of each applicable agreement, “good reason” generally means (i) the Company’s failure to pay or provide the executive’s base salary or bonus, (i) a specified percentage reduction in the executive’s base salary or target annual bonus, (iii) any substantial and sustained diminution in the executive’s title, authority or responsibilities from those described in the applicable employment agreement or from those in place at the date of the employment agreement or (iv) a required relocation of the executive’s principal place of employment by more than 50 miles from the Company’s current office in Gastonia, North Carolina without such executive’s consent, and the executive’s compliance with the process described in the applicable employment agreement to cure the aforementioned events without such event being cured.

Each executive (including Messrs. Wilson, Klueg, Sturgess, Ciurlik and Dillman) has agreed, either in his employment agreement or separately, to certain post-termination restrictions, and each executive is entitled to certain payments and benefits depending on the reason for termination. A description of these provisions, together with a table detailing amounts payable to the Named Executive Officers upon certain termination events, appears below under “Potential Payments Upon Termination or Change in Control.”

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

Summary Compensation Table

The following table provides summary information concerning compensation paid or accrued by the Company to or on behalf of the President and Chief Executive Officer, the Senior Vice President and Chief Financial Officer, and each of the Company’s three other most highly compensated executive officers who were serving officers as of December 31, 2015. The Company collectively refers to these five individuals herein as the Named Executive Officers.

							Change in
							Pension Value
							and
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
		Salary(2)	Bonus	Awards(3)	Awards	Compensation(4)	Earnings(5)	Compensation(6)	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Keith A. Wilson, Jr.	2015	613,500	-0-	349,280	-0-	785,895	-0-	28,146	1,776,821
President and Chief	2014	578,750	-0-	-0-	-0-	900,938	322,547	27,056	1,829,291
Executive Officer	2013	515,000	-0-	-0-	-0-	537,557	-0-	27,658	1,080,215
Steven P. Klueg(1)	2015	342,062	-0-	111,900	-0-	340,555	-0-	23,588	818,105
Senior Vice President	2014	325,000	-0-	116,427	-0-	390,406	-0-	23,179	855,012
and Chief Financial	2013	65,416	90,000	1,936,620	-0-	54,625	-0-	5,057	2,151,718
Officer
David E. Sturgess(1)	2015	267,800	-0-	60,807	-0-	127,708	-0-	34,328	490,643
Senior Vice President,	2014	186,136	-0-	999,999	-0-	130,135	-0-	16,662	1,332,932
General Counsel and
Secretary
Gregory R. Dillman	2015	192,507	-0-	36,484	-0-	116,574	-0-	23,920	369,485
Senior Vice President,	2014	172,170	-0-	599,989	-0-	133,639	-0-	21,363	927,161
North American
Operations
Timothy M. Ciurlik	2015	247,200	-0-	46,571	-0-	157,179	129,922	23,656	604,528
Senior Vice President,	2014	234,600	-0-	-0-	-0-	85,487	-0-	22,400	342,487
International Operations

(1)

Mr. Klueg commenced employment with Affinia on October 21, 2013 and his reported salary for 2013 reflects the pro rata portion of his $325,000 annual salary earned in fiscal 2013. Mr. Sturgess commenced employment with Affinia on April 14, 2014 and his reported salary for 2014 reflects the pro rata portion of his $260,000 annual salary earned in fiscal 2014.

(2)	Salary increases for 2015 were effective April 1, 2015.
(3)

The amounts reported reflect the grant date fair value of RSUs granted during the fiscal year in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation” (“ASC Topic 718”). This was not the value actually received. The actual value received will depend on whether the time vesting criteria and/or performance criteria are met and, if so, the fair market value of Holdings’ common stock at that time.

(4)

The Company reports non-equity incentive plan compensation for the year in which such compensation is determined against annual performance metrics, regardless of whether it is paid in that year, or the following year, or is deferred under the Company’s non-qualified deferred compensation plan.

(5)	The amounts reported in this column for 2015 are described below under the heading “Nonqualified Deferred Compensation for 2015.”
(6)	The components of this column for 2015 are detailed in the “Incremental Cost of Perquisites and Other Compensation in 2015 Table” below.

Incremental Cost of Perquisites and Other Compensation in 2015 Table

Name and Principal Position	Tax Preparation ($)	Vehicle Allowance ($)	Life Insurance Premium ($)	401(k) Basic Contribution(1) ($)	Tax Gross- Up(2) ($)	Other(2) ($)	Total ($)
Keith A. Wilson, Jr. President and Chief Executive Officer	-0-	18,000	2,346	7,800	-0-	-0-	28,146
Steven P. Klueg Senior Vice President and Chief Financial Officer	-0-	15,000	788	7,800	-0-	-0-	23,588
David E. Sturgess Senior Vice President, General Counsel and Secretary	-0-	15,000	1,754	7,800	4,662	5,112	34,328
Gregory R. Dillman Senior Vice President, North American Operations	-0-	15,000	1,120	7,800	-0-	-0-	23,920
Timothy M. Ciurlik Senior Vice President, International Operations	-0-	15,000	856	7,800	-0-	-0-	23,656

(1)	The Company contributes 3% of a U.S. employee’s earnings to the employee’s 401(k) account, subject to Internal Revenue Service limitations, regardless of whether the employee contributes.
(2)	The amount in this column for Mr. Sturgess represents reimbursement for the expense associated with a vacation cancelled due to business travel, grossed up for income taxes.

Grants of Plan-Based Awards in 2015 Table

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Threshold ($)	Target ($)	Maximum ($)	All Other Stock Awards; Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($)
Keith A. Wilson, Jr. President and Chief Executive Officer	-0-	618,000	1,236,000	2,118.6	349,280
Steven P. Klueg Senior Vice President and Chief Financial Officer	-0-	278,200	556,400	706.2	111,900
David E. Sturgess Senior Vice President, General Counsel and Secretary	-0-	135,200	270,400	368.8	60,807
Gregory R. Dillman Senior Vice President, North American Operations	-0-	97,188	194,376	221.3	36,484
Timothy M. Ciurlik Senior Vice President, International Operations	-0-	124,800	249,600	282.5	46,571

Narrative Disclosure to Grants of Plan-Based Awards in 2015 Table

Non-Equity Incentive Plan Awards

The Compensation Committee provides for non-equity incentive plan awards in the form of an annual cash incentive award plan. In fiscal 2015, 100% of the amounts payable under this plan were based on the Company’s full-year Filtration EBITDA performance and the Compensation Committee’s sole discretion. The target bonus opportunity is determined as a percentage of the Named Executive Officer’s base salary, which, in the case of the Named Executive Officers, was 100% for Mr. Wilson, 80% for Mr. Klueg and 50% for Messrs. Dillman, Sturgess and Ciurlik.

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

For fiscal 2015, the threshold, target and maximum Filtration EBITDA performance levels adjusted for certain expenses were $171 million, $160 million, and $176 million, respectively. With respect to fiscal 2015, Filtration EBITDA target performance levels adjusted for certain expenses, amounts were set at challenging levels, which required significant improvement over fiscal 2014 performance. Target Filtration EBITDA performance level was 10% above the adjusted 2014 Filtration EBITDA. For fiscal 2015, actual Filtration EBITDA performance adjusted for certain expenses was $171 million, which resulted in a weighting of 167% assigned to this performance component. Other operational performance goals are determined at the discretion of the Board of Directors.1

The following table illustrates the operation of the cash incentive award program for fiscal 2015:

			Percent of Bonus Opportunity
	Bonus Opportunity as Percent of Salary	Performance			Percent Achieved/	Actual Dollar Value Awarded Based on Percent Achieved
Name	and Dollar Value	Factor	Threshold	Target	Maximum	Reduced	($)
Keith A. Wilson, Jr.	100% - $618,000	Global Filtration Adjusted EBITDA	0%	100%	200%	0%	-0-
Steven P. Klueg	80% - $278,200	Global Filtration Adjusted EBITDA	0%	100%	200%	0%	-0-
David E. Sturgess	50% - $135,200	Global Filtration Adjusted EBITDA	0%	100%	200%	0%	-0-
Gregory R. Dillman	50% - $97,188	Global Filtration Adjusted EBITDA	0%	100%	200%	0%	-0-
Timothy M. Ciurlik	50% - $124,800	Global Filtration Adjusted EBITDA	0%	80%	160%	0%	-0-
		International Filtration Adjusted EBITDA	0%	20%	40%	0%	-0-

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

[1]	Note to Affinia Accounting/Scott & James: These numbers need to be updated for 2015.

Administration. The 2005 Stock Plan is administered by the Compensation Committee of Holdings; provided, that the Board may take any action designated to the Compensation Committee. The Compensation Committee has full power and authority to make, and to establish the terms and conditions of, any award and to waive any such terms and conditions at any time (including, without limitation, accelerating or waiving any vesting conditions or payment dates). The Compensation Committee is authorized to interpret the plan, to establish, amend and rescind any rules and regulations relating to the plan and to make any other determinations that it, in good faith, deems necessary or desirable for the administration of the plan and may delegate such authority as it deems appropriate.

Options. The Compensation Committee determines the exercise price for each option; subject to the requirement that the incentive stock options must have an exercise price that is at least equal to the fair market value of the Company’s common stock on the date the option is granted. An option holder may exercise an option by written notice and payment of the exercise price (i) in cash or its equivalent, (ii) by the surrender of a number of shares of common stock already owned by the option holder for at least six months (or such other period established by the Compensation Committee) with a fair market value equal to the exercise price, (iii) if there is a public market for the shares, subject to rules established by the Compensation Committee, through the delivery of irrevocable instructions to a broker to sell shares obtained upon the exercise of the option and to deliver to Holdings an amount out of the proceeds of the sale equal to the aggregate exercise price for the shares being purchased or (iv) by another method approved by the Compensation Committee.

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

Amendment and Termination. The Board may amend, alter or discontinue the 2005 Stock Plan in any respect at any time, but no amendment may diminish any of the rights of a participant under any awards previously granted, without such participant’s consent.

Management or Director Stockholders Agreement. All shares issued under the 2005 Stock Plan will be subject to the Management Stockholders’ Agreement or Directors Stockholders’ Agreement, as applicable. Such agreements impose restrictions on transfers of the shares by the individuals. The individuals have also agreed to a 180-day lock up period (during which the sale of shares not covered by a registration statement is prohibited) in the case of an initial public offering of the shares and have been granted limited “piggyback” registration rights with respect to the shares. Certain individuals also entered into confidentiality and non-competition agreements in connection with the shares they purchased. The forms of the various agreements are referenced under “Item 15. Exhibits and Financial Statement Schedules.” The forms of the agreements for directors are substantially similar to the forms for management

Restrictive Covenant Agreement. Unless otherwise determined by the Board, all award recipients are obligated to sign the Company’s standard confidentiality, non-competition and proprietary information agreement, which includes restrictive covenants regarding confidentiality, proprietary information and a one-year period restricting competition and solicitation of the Company’s clients, customers or employees. If a participant breaches these restrictive covenants, the Compensation Committee has discretion to rescind any exercise of, or payment or delivery pursuant to, an award under the 2005 Stock Plan, in which case the participant may be required to pay to Holdings the amount of any gain realized in connection with, or as a result of, the rescinded exercise, payment or delivery.

Outstanding Equity Awards at 2015 Fiscal Year-End

	Stock Awards				Option Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(1)	Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)	Number of Securities Underlying Unexercised Options (#) Exercisable(3)	Number of Securities Underlying Unexercised Options (#) Unexercisable
Keith A. Wilson, Jr. President and Chief Executive Officer	15,889.8	2,517,744	39,194.9	6,210,434	-0-	-0-
Steven P. Klueg Senior Vice President and Chief Financial Officer	3,521.1	557,914	12,005.6	1,902,295	-0-	-0-
David E. Sturgess Senior Vice President, General Counsel and Secretary	2,766.3	438,320	6,823.5	1,081,190	-0-	-0-
Gregory R. Dillman Senior Vice President, North American Operations	1,659.8	262,992	4,094.1	648,714	-0-	-0-
Timothy M. Ciurlik Senior Vice President, International Operations	2,118.6	335,699	5,226.0	828,058	-0-	-0-

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

(2)	The per share market value of the outstanding RSUs is based on the value of Holdings’ common stock as of December 31, 2015 of $158.45.
(3)	All outstanding options were exercised during 2015 or expired on August 1, 2015.

Option Exercises and Stock Vested in 2015

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(1) ($)
Keith A. Wilson, Jr.	-0-	-0-	5,296.6	873,199
Steven P. Klueg	-0-	-0-	1,765.5	279,749
David E. Sturgess	-0-	-0-	922.1	152,017
Gregory R. Dillman	426.7	43,516	553.3	91,210
Timothy M. Ciurlik	-0-	-0-	706.2	116,427

(1)	The value realized on vesting of restricted stock is based on the estimated per share value based on the merger consideration as of December 31, 2015.

Pension Benefits for 2015

The Company does not sponsor a defined benefit plan for the U.S. employees. However, the Company does offer a defined contribution (401(k)) plan for the U.S. employees pursuant to which the Company contributes 3% of an employee’s earnings, all subject to applicable Internal Revenue Service limitations, regardless if the employee contributes.

Non-Qualified Deferred Compensation for 2015

In 2008, the Company adopted a non-qualified deferred compensation program pursuant to which certain of the Company’s senior employees, including the Named Executive Officers, are permitted to elect to defer all or a portion of their annual cash-based incentive awards which are then credited to the participant’s deferral account. The Company makes matching contributions of 25% of the amount of an employee’s deferral which vest on December 31 of the second calendar year following the calendar year in which such matching contributions were credited to an employee’s account. Employee deferrals and Company matching contributions are notionally invested under this plan in Holdings’ common stock, and once vesting of the Company matching contributions has occurred, distributions will be paid in the form of such shares of common stock (or cash, in certain circumstances) on the payment date elected by the participant or the participant’s separation from service (or the date that is six months following the date of such separation from service in the case of a “specified employee” within the meaning of Section 409A), if earlier. Upon the retirement, death or disability of a participant or in the event a “change in control” (as defined in the non-qualified deferred compensation plan) or an initial public offering occurs prior to a participant’s separation from service, the participant will be fully vested in his or her entire account, including any unvested Company matching contributions. In addition, in the event of a change in control, a participant’s entire account balance, including any unvested matching contributions that vest as a result of the change in control, will be distributed in a lump sum cash payment no later than 30 days following the date of the change in control. The final distribution under the non-qualified deferred compensation plan was on December 31, 2015. The plan was terminated in 2016.

Non-Qualified Deferred Compensation

Name	Executive Contributions in Last Fiscal Year(1) ($)	Registrant Contributions in Last Fiscal Year(1) ($)	Aggregate Earnings in Last Fiscal Year(2) ($)	Aggregate Withdrawals/ Distributions(3) ($)	Aggregate Balance at Last Fiscal Year End(4) ($)
Keith A. Wilson, Jr. President and Chief Executive Officer	-0-	-0-	-0-	-0-	147,181
Steven P. Klueg Senior Vice President and Chief Financial Officer	-0-	-0-	-0-	-0-	-0-
David E. Sturgess Senior Vice President, General Counsel and Secretary	-0-	-0-	-0-	-0-	-0-
Gregory R. Dillman Senior Vice President, North American Operations	-0-	-0-	-0-	-0-	-0-
Timothy M. Ciurlik Senior Vice President, International Operations	-0-	-0-	-0-	129,922	-0-

(1)

There were no executive contributions or registrant contributions in 2015 as no amounts payable under the Company’s non-equity incentive compensation plan for 2015 were eligible for deferral pursuant to the Company’s deferred compensation program.

(2)	Aggregate earnings reflect the earnings on executive and registrant contributions based on the change in value of Holdings’ common stock during 2015.
(3)	Distributions and withdrawals include earnings that were paid out in 2015, which are also listed in the “Aggregate Earnings in Last Fiscal Year” column.
(4)

Aggregate balance includes contributions made by the Named Executive Officer in prior fiscal years and the matching contribution made by the Company in prior fiscal years which were reported in the Summary Compensation Table for previous years as follows: Wilson: $153,135 and $448,466 in 2014 and 2013, respectively.

Potential Payments Upon Termination or Change in Control

Employment Agreements

As described above under “Employment, Severance and Change in Control Agreements,” Mr. Wilson has entered into an employment agreement with the Company. Under his employment agreement, he is entitled to the following payments and benefits in the event of a termination by the Company without cause or by him for good reason during the employment term: (i) subject to his compliance with the restrictive covenants described below, an amount equal to two times the sum of base salary and the average annual bonus paid under the agreement for the preceding two years (the “Multiplier”), payable as follows: an amount equal to 1 times the Multiplier to be paid in equal monthly installments for 12 months following termination of employment and the balance to be paid in a lump sum on the first anniversary of the termination of his employment; (ii) a pro-rata annual bonus for the year of termination; and (iii) continued medical and dental coverage at the Company’s cost, on the same basis made available for active employees for a two years; provided that, if such coverage is not available for any portion of such period under the Company’s medical plans, the Company must arrange for alternate comparable coverage. In addition, if Mr. Wilson is terminated by the Company without cause or he resigns for good reason within two years following a change in control, he shall be entitled to a supplemental payment equal to the excess, if any, of (X) the product of the severance multiple times the executive’s target annual bonus, over (Y) the product of the severance multiple times the average annual bonus described above.

In addition, under the terms of Mr. Wilson’s employment agreement, in the event the employment term ends due to election by either party not to extend the employment term, then , subject to his compliance with the restrictive covenants described below, if the Company elects not to extend the employment term or if Mr. Wilson elects not to extend the employment term, he shall be entitled to an amount equal to two times the base salary, payable as follows: an amount equal to one times the base salary to be paid in 12 equal monthly installments following termination of employment and the balance to be paid in a lump sum on the first anniversary of the termination of his employment.

Pursuant to the Klueg Letter Agreement, the Sturgess Letter Agreement, the Ciurlik Letter Agreement and the Dillman Letter Agreement, each as defined above under “Employment, Severance and Change in Control Agreements,” each of Messrs. Klueg, Sturgess, Ciurlik and Dillman is entitled to an amount equal to his annual base salary to be paid in 12 equal monthly installments if (i) the Company terminates his employment without cause or (ii) such executive terminates his employment for good reason. In addition, each of Messrs. Klueg, Sturgess, Ciurlik and Dillman are entitled to continued medical and dental coverage during the 12 month period following termination in the event that such executive’s employment is terminated by the Company without cause or for good reason.

Each Named Executive Officer is restricted (either pursuant to their employment agreement or a separate agreement), for a period following termination of employment (24 months for Mr. Wilson and 12 months for Messrs. Klueg, Sturgess, Ciurlik and Dillman), from (i) soliciting in competition certain of the Company’s customers, (ii) competing with the Company or entering the employment or providing services to entities who compete with the Company or (iii) soliciting or hiring the Company’s employees. The specific agreement containing these restrictions also provides that the Company may cease further payments and pursue its other rights and remedies in the event of a breach by the executive.

The amounts shown in the table below assume that the triggering event was effective as of December 31, 2015. These amounts are estimates of the incremental amounts that would be paid out to the executive upon such triggering event. The actual amounts to be paid out can only be determined at the time of the triggering event, if any.

Total Potential Payout Assuming Termination Event Occurred on December 31, 2015

			Termination by Company Without Cause or by Executive for Good Reason(1)			Termination Due to Non-Renewal of Employment Agreement
Name		Benefit	Not in Connection with a Change in Control ($)	After Change in Control ($)	Termination by Company for Cause ($)	By Company ($)	By Executive ($)	Voluntary Resignation by Executive ($)	Retirement, Death or Disability(2) ($)
Keith A. Wilson, Jr.	•	Severance	2,559,542	3,795,542	N/A	1,236,000	1,236,000	N/A	N/A
President, Global Filtration Group	•	Continued health coverage	12,289	12,289	N/A	N/A	N/A	N/A	N/A
Total			2,571,831	3,807,831	N/A	1,236,000	1,236,000	N/A	N/A
Steven P. Klueg	•	Severance	347,750	347,750	N/A	N/A	N/A	N/A	N/A
Senior Vice President and Chief Financial Officer	•	Continued health coverage	18,050	18,050	N/A	N/A	N/A	N/A	N/A
Total			365,800	365,800	N/A	N/A	N/A	N/A	N/A
David E. Sturgess	•	Severance	270,400	270,400	N/A	N/A	N/A	N/A	N/A
Senior Vice President, General Counsel and Secretary	•	Continued health coverage	12,289	12,289	N/A	N/A	N/A	N/A	N/A
Total			282,689	282,689	N/A	N/A	N/A	N/A	N/A
Gregory R. Dillman	•	Severance	194,376	194,376	N/A	N/A	N/A	N/A	N/A
Senior Vice President, North American Operations	•	Continued health coverage	12,289	12,289	N/A	N/A	N/A	N/A	N/A
Total			206,665	206,665	N/A	N/A	N/A	N/A	N/A
Timothy M. Ciurlik	•	Severance	249600	249600	N/A	N/A	N/A	N/A	N/A
Senior Vice President, International Operations	•	Continued health coverage	18,117	18,117	N/A	N/A	N/A	N/A	N/A
Total			267,717	267,717	N/A	N/A	N/A	N/A	N/A

(1)

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

Director Compensation for 2015

The annual retainer for non-management directors is $75,000. The Chairman of the Board is paid an additional $325,000 annually. Mr. Riess, as Lead Director, is paid an additional $25,000 annually. The chair of the Audit Committee is paid an additional $125,000 annually in recognition of the Audit Committee chair’s expanded responsibilities. The Chair of the Compensation Committee is paid an additional $10,000 annually.

The following table summarizes compensation for the Company’s non-employee directors for 2015.

Name	Fees Earned or Paid in Cash ($)	Stock Awards(2) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William M. Lasky	75,000	163,856	-0-	-0-	-0-	-0-	238,856
James S. McElya	400,000	639,206	-0-	-0-	-0-	-0-	1,039,206
Donald J. Morrison(1)	75,000	-0-	-0-	-0-	-0-	-0-	75,000
Joseph A. Onorato	200,000	639,206	-0-	-0-	-0-	-0-	839,206
John M. Riess	100,000	163,856	-0-	-0-	-0-	-0-	263,856
James A. Stern	85,000	163,856	-0-	-0-	-0-	-0-	248,856

(1)

Mr. Morrison’s fees were paid directly to his employer in accordance with his employer’s policies regarding employee participation on boards of directors of the employer’s investment portfolio companies.

(2)

The amounts reported for Messrs. Lasky, McElya, Onorato, Riess and Stern reflect the incremental fair value of RSUs granted during the fiscal year in accordance with ASC Topic 718. This was not the value actually received. The actual value received will depend on whether the time vesting criteria and/or performance criteria are met and, if so, the fair market value of Holdings’ common stock at that time. The incremental fair value under ASC Topic 718 was determined by calculating the fair value of the RSUs on January 1, 2015 and December 9, 2015, the dates of the grants. The fair value of the RSUs was calculated by multiplying the number of RSUs awarded by the fair market value of the RSUs on the date of the grant.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee was at any time during 2015, or at any other time, one of the Company’s officers or employees or had any relationship requiring disclosure by the Company under any paragraph of Item 404 of Regulation S-K. None of the Company’s executive officers served on the compensation committee or Board of Directors of another entity whose executive officer(s) served on the Company’s Compensation Committee or Board of Directors.

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

Equity Compensation Plan Information

The following table sets forth information about the Company’s common stock that may be issued under all of the Company’s existing equity compensation plans as of December 31, 2015, including the 2005 Stock Plan (a description of which may be found above under the heading “Equity Incentive Plan Awards”).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	N/A		N/A		N/A
Equity compensation plans not approved by security holders:	159,273	(1)	$0.0	(2)	120,619	(3)
Total	159,273		—		120,619

(1)	Consists 184,305 shares of Holdings’ common stock issuable upon the vesting of RSUs awarded under the 2005 Stock Plan.
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

The following table and accompanying footnotes show information regarding the beneficial ownership of the common stock of Holdings as of April 12, 2016 by (i) each person known by the Company, based on information available to the Company, to beneficially own more than 5% of the issued and outstanding common stock of Holdings (ii) each of the Company’s directors and nominees, (iii) each named executive officer and (iv) all directors and executive officers as a group.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the SEC rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. In addition, a person is deemed to beneficially own any shares that such person has the right to acquire (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing any person’s the percentage beneficial ownership, the number of shares of the company’s common stock outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of their ability to acquire such shares within 60 days. Unless otherwise indicated below, each beneficial owner named in the table below has, to the Company’s knowledge, sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Unless otherwise noted, the address of each beneficial owner is 1 Wix Way, Gastonia, North Carolina 28054.

Names and addresses of beneficial owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Class
The Cypress Group L.L.C.	2,175,000	(2)	60.4%
The address of each of the Cypress Funds and Cypress Side-By-Side L.L.C. is c/o The Cypress Group L.L.C., 437 Madison Avenue, 33rd Floor, New York, NY 10022
OMERS Administration Corporation	700,000		19.4%
The address of OMERS Administration Corporation is c/o Omers Capital, Royal Bank Plaza, South Tower, 200 Bay Street, Suite 2010, Box 6, Toronto, Ontario, Canada M5J 2J2.
The Northwestern Mutual Life Insurance Company	400,000		11.1%
The address of The Northwestern Mutual Life Insurance Company is 720 East Wisconsin Avenue, Milwaukee, WI 53202.
California State Teachers’ Retirement System	200,000		5.6%
The address of California State Teachers’ Retirement System is 100 Waterfront Place, West Sacramento, CA 95605.

Common Stock Ownership
Name of beneficial owner	Common Stock Owned	Common Stock Acquirable in 60 days	Total
Lasky	1,540	-0-	1,540
McElya	1,540	-0-	1,540
Morrison	-0-	-0-	-0-
Onorato	1,540	-0-	1,540
Riess	1,790	-0-	1,790
Stern	1,540	-0-	1,540
Wilson	11,293	-0-	11,293
Klueg	2,119	-0-	2,119
Sturgess	1,107	-0-	1,107
Dillman	1,091	-0-	1,091
Ciurlik	1,982	-0-	1,982
All Directors and Executive officers*	28,384	-0-	28,384

*

The executive officers or members of the Board of Directors of Affinia Group Inc. currently hold 0.77883% of shares of the outstanding common stock of Holdings. The amount of ownership for each Named Executive Officer or member of the Board is shown above and each of the executive officers or members of the Board own less than 1.0% of outstanding shares.

(1)	Applicable percentage of ownership is based on 3,600,846 shares of common stock outstanding as of April 12, 2016.
(2)

Includes 2,063,038 shares of common stock owned by Cypress Merchant Banking Partners II L.P., 87,703 shares of common stock owned by Cypress Merchant Banking II C.V., 19,909 shares of common stock owned by 55th Street Partners II L.P. (collectively, the “Cypress Funds”) and 4,350 shares of common stock owned by Cypress Side-by-Side LLC. Cypress Associates II L.L.C. is the managing general partner of Cypress Merchant Banking II C.V. and the general partner of Cypress Merchant Banking Partners II L.P. and 55th Street Partners II L.P., and has voting and investment power over the shares held or controlled by each of these funds. Certain executives of The Cypress Group L.L.C., including Messrs. Jeffrey Hughes and James Stern, may be deemed to share beneficial ownership of the shares shown as beneficially owned by the Cypress Funds. Each such individual disclaims beneficial ownership of such shares. Cypress Side-By-Side L.L.C. is a sole member-L.L.C. of which Mr. James Stern is the sole member.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Director Independence

The members of the Board are James A. Stern, William M. Lasky, James S. McElya, Donald J. Morrison, Joseph A. Onorato, and John M. Riess. Although not formally considered by the Board given that the Company’s securities are not registered or traded on any national securities exchange, the Company believes that Mr. Lasky, Mr. McElya, Mr. Morrison, Mr. Onorato and Mr. Riess would qualify as “independent” under the New York Stock Exchange’s director independence standards for listed companies.

Investor Stockholders Agreement

Pursuant to the Amended and Restated Stockholders Agreement dated as of November 30, 2012, as amended, among Holdings, various Cypress funds, OMERS, The Northwestern Mutual Life Insurance Company, California State Teachers’ Retirement System and Stockwell Fund, L.P., the number of directors serving on the Board will be no less than seven and no more than eleven. The Stockholders Agreement entitles Cypress to designate up to three directors. Cypress has currently appointed Mr. Stern and Mr. McElya. As long as OMERS members own at least 50% in the aggregate of the number of shares owned by them on November 30, 2004, OMERS is entitled to designate one director, who currently is Mr. Morrison. Cypress is entitled to designate three directors who are not affiliated with any of the parties to the Stockholders Agreement, who currently are Mr. Lasky, Mr. Onorato and Mr. Riess. Additionally, the Stockholders Agreement entitles the individual serving as CEO and another individual serving as one of the Company’s senior officers, to seats on the Board. Those seats are currently vacant. The Stockholders Agreement also provides that the Nominating Committee of the Board may from time to time select two additional individuals who must be independent to serve as Directors.

Other Related Person Transactions

Described below are the transactions that have occurred since the beginning of fiscal 2015, and any currently proposed transactions, that involve payments exceeding $120,000, and in which the Company or any subsidiary participates and in which a related party had or has a direct or indirect material interest.

Mr. Riess, a Board member, is the parent of J. Michael Riess, who is currently employed with Genuine Parts Company (NAPA) as vice president and general manager of southeast division. NAPA is the Company’s largest customer as a percentage of total net sales from continuing operations. NAPA accounted for $305 million, $320 million and $299 million of the Company’s total net sales from continuing operations, which represented 34%, 33% and 33% of the Company’s total net sales from continuing operations for the years ended December 31, 2015, 2014 and 2013, respectively.

Related Person Transactions Policy

The Board has adopted a written statement of policy for the evaluation of and the approval, disapproval and monitoring of transactions involving the Company and “related persons.” For the purposes of the policy, “related persons” include the Company’s executive officers, directors and director nominees or their immediate family members, or stockholders owning 5% or more of the Company’s outstanding common stock.

The related person transactions policy requires:

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

For services rendered in 2015 and 2014 by Deloitte & Touche LLP, the Company’s independent public accounting firm, the Company incurred the following fees:

(Dollars in millions)	2015	2014
Audit Fees(1)	$1.9	$2.1
Tax Fees(2)	1.3	0.8
Other Fees(3)	$0.0	$0.0

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

PART IV.

Item 15.	Exhibits and Financial Statement Schedules
(a)	The following documents are filed as part of this report:
1.	Financial Statements:

Financial statements filed as part of this Annual Report on Form 10-K are listed under Part II, Item 8 hereof.

2.	Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts

The allowance for doubtful accounts is summarized below for the period ending December 31, 2015, December 31, 2014, and December 31, 2013:

(Dollars in millions)	Balance at beginning of period	Amounts charged to income	Other (Deductions) /Additions(1)	Adjustments arising from change in currency exchange rates and other items	Balance at end of period
Allowance for doubtful accounts:
Year ended December 31, 2015	$4	$1	$(3)	$—	$2
Year ended December 31, 2014	2	—	2	—	4
Year ended December 31, 2013(2)	2	1	(1)	—	2
Deferred tax asset valuation allowance:
Year ended December 31, 2015	$(25)	$—	$(6)	$—	$(31)
Year ended December 31, 2014	(31)	—	(1)	7	(25)
Year ended December 31, 2013(2)	(22)	—	(9)	—	(31)

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

Exhibit Number	Description of Exhibit
2.3

Quota Purchase and Sale Agreement, dated June 12, 2015, by and between Affinia Canada ULC, Affinia Southern Holdings LLC, Distribuidora Automotiva S.A. and Car Central De Autopecas e Rolamentos Ltda., incorporated herein by reference from Exhibit 2.1 on Form 8-K of Affinia Group Intermediate Holdings Inc. filed June 19, 2015.

2.4

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

2.5

First Amendment to the Quota Purchase and Sale Agreement, dated October 28, 2015, among Affinia Canada ULC and Affinia Southern Holdings LLC, as Sellers, Autopartners Participacoes S.A., as Purchaser, and Affinia Automotiva Ltda. and Affinia Group Inc., as Intervening Consenting Parties, incorporated herein by reference from Exhibit 2.1 on Form 8-K of Affinia Group Intermediate Holdings Inc. filed November 5, 2015.

2.6*

Second Amendment to the Quota Purchase and Sale Agreement, dated February 24, 2016, among Affinia Canada ULC and Affinia Southern Holdings LLC, as Sellers, Autopartners Participacoes S.A., as Purchaser, and Affinia Automotiva Ltda. and Affinia Group Inc., as Intervening Consenting Parties.

2.7

Agreement and Plan of Merger, dated August 13, 2015, by and among MANN+HUMMEL Holding GmbH, M+H SUB 2015 INC., Affinia Group Holdings Inc. and, collectively, James S. McElya and Joseph A. Onorato, incorporated by reference herein from Exhibit 2.1 on Form 8-K of Affinia Group Intermediate Holdings Inc. filed August 17, 2015.

2.8

First Amendment to Agreement and Plan of Merger, dated January 26, 2016, by and among MANN+HUMMEL Holding GmbH, M+H SUB 2015 INC., Affinia Group Holdings Inc. and, collectively, James S. McElya and Joseph A. Onorato, incorporated by reference herein from Exhibit 2.1 on Form 8-K of Affinia Group Intermediate Holdings Inc. filed January 29, 2016.

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

Exhibit Number	Description of Exhibit

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

10.33*	Loan Agreement, dated March 7, 2016, between Affinia Group Inc. and MANN+HUMMEL Inc.

10.34#	Letter Agreement with David E. Sturgess, dated March 21, 2014, which is incorporated herein by reference from Exhibit 10.33 on Form 10-K of Affinia Group Intermediate Holdings filed on March 17, 2015.

10.35#

Form of Director Amended and Restated Restricted Stock Unit Agreement, dated November 1, 2014, which is incorporated herein by reference from Exhibit 10.34 on Form 10-K of Affinia Group Intermediate Holdings filed on March 17, 2015.

10.36#

Form of Management Amended and Restated Restricted Stock Unit Agreement, dated November 1, 2014, which is incorporated herein by reference from Exhibit 10.35 on Form 10-K of Affinia Group Intermediate Holdings filed on March 17, 2015.

10.37

Form of Management Stockholders Agreement, dated November 1, 2014, which is incorporated herein by reference from Exhibit 10.36 on Form 10-K of Affinia Group Intermediate Holdings filed on March 17, 2015.

10.38

Form of Director Stockholders Agreement, dated December 15, 2005, which is incorporated herein by reference from Exhibit 10.37 on Form 10-K of Affinia Group Intermediate Holdings filed on March 17, 2015.

10.39#

Letter Agreement with Gregory R. Dillman, dated February 27, 2007, which is incorporated herein by reference from Exhibit 10.38 on Form 10-K of Affinia Group Intermediate Holdings filed on March 17, 2015.

10.40#

Nonqualified Stock Option Agreement with Gregory R. Dillman, dated January 1, 2007, which is incorporated herein by reference from Exhibit 10.39 on Form 10-K of Affinia Group Intermediate Holdings filed on March 17, 2015.

10.41#

Nonqualified Stock Option Agreement with Karl J. Westrick, dated January 1, 2007, which is incorporated herein by reference from Exhibit 10.40 on Form 10-K of Affinia Group Intermediate Holdings filed on March 17, 2015.

10.42#

Separation Pay Agreement, dated May 7, 2015, between Affinia, Inc. and Timothy Ciurlik, as amended on June 23, 2015, which is incorporated herein by reference from Exhibit 10.1 on Form 8-K of Affinia Group Intermediate Holdings Inc. filed on July 9, 2015.

10.43#

Separation Pay Agreement, dated May 7, 2015, between Affinia, Inc. and Kay Teixeira, as amended on June 23, 2015, which is incorporated herein by reference from Exhibit 10.2 on Form 8-K of Affinia Group Intermediate Holdings Inc. filed on July 9, 2015.

10.44#

Separation Pay Agreement, dated May 7, 2015, between Affinia, Inc. and Karl J. Westrick, as amended on June 23, 2015, which is incorporated herein by reference from Exhibit 10.3 on Form 8-K of Affinia Group Intermediate Holdings Inc. filed on July 9, 2015.

10.45#

Separation Pay Agreement, dated May 7, 2015, between Affinia, Inc. and Gregory Dillman, as amended on June 23, 2015, which is incorporated herein by reference from Exhibit 10.4 on Form 8-K of Affinia Group Intermediate Holdings Inc. filed on July 9, 2015.

10.46#

Separation Pay Agreement, dated May 7, 2015, between Affinia, Inc. and Dave McColley, as amended on June 23, 2015, which is incorporated herein by reference from Exhibit 10.5 on Form 8-K of Affinia Group Intermediate Holdings Inc. filed on July 9, 2015.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit
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
Keith A. Wilson Jr.
President and Chief Executive Officer (Principal Executive Officer)

Date: April 12, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 12, 2016.

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